Form 10-Q/A
period 1994-09-30
GENENTECH INC
filed 1995-01-05
CIK 318771

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC  20549

                                    FORM 10-Q    A-1

                                    (Mark One)

X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended September 30, 1994.

       Transition report pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934. For the transition period from   to   .


                               Commission File Number
                                       1-9813

                                   GENENTECH, INC.
               (Exact name of registrant as specified in its charter)

           Delaware                                         94-2347624
(State or other jurisdiction of                          (I.R.S. employer
incorporation or organization)                        identification number)

        460 Point San Bruno Boulevard, South San Francisco, California  94080
                (Address of principal executive offices and zip code)

                                    (415) 225-1000
                 (Registrant's telephone number, including area code)

                                 GENENTECH, INC.
                           PART II.  OTHER INFORMATION




ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            (a)  Exhibits

                 27  Financial Data Schedule

                                GENENTECH, INC.
                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


 Date:     December 29, 1994              GENENTECH, INC.


 /S/G. KIRK RAAB                         /S/LOUIS J. LAVIGNE, JR.
 -------------------------------------   --------------------------
 G. Kirk Raab                            Louis J. Lavigne, Jr.
 President and Chief Executive Officer   Senior Vice President and
                                         Chief Financial Officer



                                         /S/BRADFORD S. GOODWIN
                                         -----------------------------
                                         Bradford S. Goodwin
                                         Vice President and Controller