Form 10-K
GENENTECH INC
filed 1995-03-30
CIK 318771

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                  Form 10-K

                                  (Mark One)

X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the year ended: December 31, 1994

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the transition period from   to   .

                    Commission file number: 1-9813

                             GENENTECH, INC.

     A Delaware Corporation                         94-2347624
                                       (I.R.S. employer identification number)

 460 Point San Bruno Boulevard                      (415) 225-1000
South San Francisco, California  94080-4990       (telephone number)

         Securities registered pursuant to Section 12(b) of the Act:
==============================================================================
Title of Each Class                  Name of Each Exchange on Which Registered
------------------------------------------------------------------------------
Redeemable Common Stock,             New York Stock Exchange
$.02 par value                       Pacific Stock Exchange
==============================================================================

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X    No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The approximate aggregate market value of voting stock held by nonaffiliates of the registrant is $1,938,520,599 as of March 13, 1995. (A)

Number of shares of Common Stock outstanding as of March 13, 1995: 67,133,409 Number of shares of Redeemable Common Stock outstanding as of March 13, 1995:
50,427,615

             Documents incorporated by reference:

                                                          PARTS INCORPORATED
                       DOCUMENT                               BY REFERENCE

(1) Annual Report to stockholders for the year ended                 II
    December 31, 1994 (specified portions)

(2) Definitive Proxy Statement with respect to the 1995             III
    Annual Meeting of Stockholders filed by Genentech, Inc.
    (SEC file No. 1-9813) with the Securities and Exchange
    Commission (hereinafter referred to as "Proxy Statement")
-----------------------------------------------------------------------------
(A) Excludes 79,457,425 shares of Common Stock and Redeemable Common Stock held by Directors, Officers and stockholders whose ownership exceeds five percent of either the Common Stock or Redeemable Common Stock outstanding at March 13, 1995. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant


                                     PART I
ITEM 1.   BUSINESS

Genentech, Inc. (the "Company") is an international biotechnology company that discovers, develops, manufactures and markets human pharmaceuticals for significant unmet medical needs. Genentech was organized in April 1976 as a California corporation and was reincorporated in Delaware in January 1987.
The science of biotechnology product discovery and development is at the core of the Company's business and has led to ten of the approved pharmaceutical products of biotechnology. In September 1990, Roche Holdings, Inc. (Roche) acquired approximately 60% of the Company's voting stock in a merger transaction (Merger). The common stock Roche acquired in the Merger and redeemable common stock subsequently purchased on the open market represented approximately 65% of the outstanding equity of the Company as of March 13, 1995. Roche has the option to purchase all shares of outstanding redeemable common stock at $58.75 per share in the first calendar quarter of 1995, increasing to $60.00 per share on April 1, 1995. The redemption right expires on June 30, 1995. For the period of July 1, 1995 until June 30, 1996, Roche may submit a bid to purchase the remaining shares of the Company. The bid must not be for less than $60.00 per share and is subject to the approval of the Board of Directors and, subsequently, the non-Roche shareholders. Independent of its right to have the Company redeem the redeemable common stock, Roche is permitted to acquire additional shares of the Company's stock through open market or privately negotiated purchases, provided that Roche's aggregate holdings do not exceed 75% of the Company's stock outstanding on a fully diluted basis. As used in this report, except where the context otherwise indicates, the "Company" means Genentech, Inc. and its subsidiaries, including subsidiary operations in Europe, Canada and Japan.

Products

Genentech has five products that it has developed and currently manufactures and markets in the United States: Activase, registered trademark, (Alteplase, recombinant) recombinant tissue plasminogen activator; Protropin, registered trademark, (somatrem for injection) recombinant growth hormone; Nutropin, registered trademark, [somatropin (rDNA origin) for injection] human growth hormone; Pulmozyme, registered trademark, (dornase alfa) inhalation solution; and Actimmune, registered trademark, (Interferon gamma-1b) recombinant interferon gamma. Genentech also markets Activase, Protropin and Pulmozyme in Canada.

Activase: Tissue plasminogen activator (t-PA) is an enzyme that is produced naturally by the body to dissolve blood clots. However, when a blood clot obstructs blood flow in the coronary artery and causes a heart attack, the body is unable to produce enough t-PA to dissolve the clot rapidly enough to prevent damage to the heart. Through recombinant DNA technology, Genentech produces Activase, a recombinant form of t-PA, in sufficient quantity for therapeutic use. The United States Food and Drug Administration (FDA) approved Activase for marketing in the United States in 1987 for the treatment of acute myocardial infarction (AMI or heart attack) and in 1990 for use in the treatment of acute pulmonary embolism (blood clots in the lungs). Phase III clinical trials are currently underway to evaluate Activase for ischemic stroke (stroke caused by blood clots in the arteries to the brain). Phase I studies are being performed to evaluate a second generation of t-PA which is anticipated to be easier to administer, work faster, cause less unwanted bleeding and require smaller doses than Activase.

In exchange for royalty payments, Genentech has licensed marketing rights to recombinant t-PA in Japan to Kyowa Hakko Kogyo, Ltd. (Kyowa) and Mitsubishi Kasei Corporation (Mitsubishi). Kyowa and Mitsubishi are marketing forms of recombinant t-PA under the trademarks Activacin, registered trademark, and GRTPA, registered trademark, respectively. In a number of countries outside of the United States, Canada and Japan, Genentech has licensed t-PA marketing rights to Boehringer Ingelheim International GmbH (Boehringer). Boehringer markets recombinant t-PA under the trademark Actilyse, registered trademark.

Prior to February 1995 t-PA was marketed in Canada by Genentech under the Activase trademark and by Boehringer under the trademark Lysatec. In February 1995, Genentech purchased all t-PA Canadian marketing rights from Boehringer.



Protropin: Human growth hormone is a naturally occurring human protein produced in the pituitary gland. It regulates metabolism and is responsible for growth in children. A recombinant growth hormone product developed by Genentech, Protropin was approved by the FDA in 1985 for marketing in the United States for the treatment of growth hormone inadequacy in children.

In exchange for royalty payments, Genentech has licensed rights to recombinant growth hormone outside the United States and Canada to Pharmacia AB (formerly Kabivitrum AB), which manufactures and markets recombinant growth hormone under the trademarks Somatonorm, registered trademark, and Genotropin, registered trademark. Under the terms of the agreement with Pharmacia, Genentech will have the right to begin selling growth hormone in certain European countries in late 1995, and Pharmacia will have the right in late 1995 to begin selling their own growth hormone in the United States and Canada provided they have received regulatory approval.

Nutropin: Nutropin is a human growth hormone similar to Protropin; however, it does not have the additional amino acid, methionine, found in the Protropin chemical structure. It was approved by the FDA in March 1994 for marketing for the treatment of growth hormone inadequacy in children. Nutropin was approved in November 1993 and launched in January 1994 for marketing in the United States for the treatment of growth hormone inadequacy in children due to chronic renal insufficiency (CRI); CRI causes irreversible damage to the kidneys and a variety of medical problems, including growth hormone inadequacy. The condition affects an estimated 3,000 children in the United States. Nutropin has been designated an Orphan Drug for treatment of growth hormone inadequacy in children with CRI in the United States. The Company is awaiting regulatory approvals to market a liquid formulation of Nutropin, aimed at providing improved convenience in administration. Phase III clinical trials are underway to evaluate Nutropin as a treatment for children with short stature associated with Turner Syndrome (a genetic disorder). Phase II clinical trials are currently underway with Nutropin to treat growth hormone inadequacy in adults.

Pulmozyme: Pulmozyme is marketed in the United States, Canada and Europe for the management of cystic fibrosis, for which it has Orphan Drug designation in the United States. There are an estimated 53,000 patients with cystic fibrosis worldwide, a significant portion of whom are expected to be candidates for treatment.

In 1992, the Company entered into a collaboration with F. Hoffmann-LaRoche, Ltd. (HLR) to codevelop and copromote Pulmozyme in Europe. In connection with this collaboration and the Company's efforts to expand its markets, Genentech Europe Limited (GEL), a Bermuda company, was established. GEL and affiliates are currently copromoting Pulmozyme in the United Kingdom, Ireland, Germany and the Netherlands. Presently, HLR is responsible for promoting the drug for cystic fibrosis in the remaining western European countries in the collaboration. In addition to sharing profits related to Pulmozyme sales from all Western European collaborative countries with HLR, the Company has received and will continue to receive milestone payments and technical support from HLR. Also, as part of the agreement with HLR, and in return for royalties on product sales, the Company has granted HLR an exclusive license to distribute Pulmozyme in countries outside of Western Europe, the United States and Canada.

Phase III international trials are ongoing to study the use of Pulmozyme to treat Chronic Obstructive Pulmonary Disease (COPD), a clinical syndrome of airway inflammation, infection and obstruction that leads to lung destruction.

Actimmune: Actimmune is approved in the United States for the treatment of chronic granulomatous disease (CGD), a rare, inherited disorder of the immune system which affects an estimated 250 to 400 Americans. Actimmune received designation by the FDA in 1990 as an Orphan Drug for the treatment of CGD in the United States. Phase III clinical trials are ongoing to investigate the use of Actimmune to treat renal cell carcinoma, a cancer of the kidneys. Depending on clinical trial results, the Company hopes to expand the market potential of Actimmune over time by obtaining new approvals for indications with larger populations, but such expansion is not assured. Additionally, the Company receives royalty payments from Boehringer from the sale of interferon gamma in certain countries outside of the United States, Canada and Japan.



Licensed Products:

In addition to the royalties mentioned above, the Company also receives royalties on the following human health care products:

         Product                 Trademark              Company
____________________________    ____________  ______________________________
Recombinant human insulin        Humulin      Eli Lilly and Company (Lilly)
Recombinant interferon alpha     Roferon-A    Hoffmann-La Roche, Inc.
Hepatitis B vaccine              Recombivax   Merck and Company, Inc.
Hepatitis B vaccine              Engerix-B    Smith-Kline Beecham
                                                Pharmaceuticals (SKB)
Factor VIII                      Kogenate     Miles, Inc.
Bovine growth hormone            Posilac      Monsanto Corporation

In December 1994, the Company and Lilly reached an agreement regarding all patent infringement and breach of contract actions then pending between the two parties. Under the terms of the settlement, Lilly agreed to pay the Company up to $145 million ($25 million initially and 16 quarterly payments of $7.5 million), subject to certain restrictions, and the Company granted Lilly licenses, options to licenses, or immunities from suit for certain of the Company's patents. Future payments are required from Lilly on sales of these products. See "Item 3 Legal Proceedings" for further information.

Products in Development: As part of Genentech's program of research and development, a number of other products are in various stages of development. Product development efforts cover a wide range of disorders or medical conditions, including cancer, respiratory disorders, cardiovascular diseases, endocrine disorders, inflammatory and immune problems, AIDS and neurological disorders.

In addition to the new indications for existing products discussed above, below is a summary of products in clinical development:

Product                             Description
--------------------------------    ------------------------------------------------
Phase III
Anti-HER2 Humanized Monoclonal      A humanized monoclonal antibody targeted against
  Antibody                          a protein receptor, which may be useful in the
                                    treatment of severe breast cancer.

Auriculin (registered trademark)    A hormone that occurs naturally in the heart
  Anaritide                         which may be useful in treating acute renal
                                    failure (a collaboration between the Company
                                    and Scios Nova Inc.)
Phase II
Anti-IgE Humanized Monoclonal       A humanized IgE monoclonal antibody designed to
   Antibody                         interfere early in the process that leads to
                                    symptoms of allergy such as allergic rhinitis
                                    and asthma.

Nerve Growth Factor                 Nerve growth factor may aid the treatment of
                                    peripheral neuropathy.

IGF-I                               IGF-I is being studied to determine if it can
                                    improve blood glucose control in type II diabetics.

gp120 A protein on the surface of HIV-1, it is being studied as a prophylactic vaccine.

IDEC-C2B8                           A monoclonal antibody which may be useful
                                    in the treatment of non-Hodgkin's B-cell
                                    lymphomas (a collaboration between the
                                    Company and IDEC Pharmaceuticals Corporation).
</TABLE


Preclinical development products include an anti-VEGF humanized monoclonal antibody to treat cancer and diabetic retinopathies, a ras farnesyltransferase inhibitor for pancreatic and colon cancers, thrombopoietin for thrombocytopenia related to cancer treatment, and an oral IIb/IIIa antagonist for cardiovascular indications.

In cases where a product does not fit with Genentech's marketing strategy, the Company may license the product to another company. These contract partners are chosen for their ability to both fund and perform advanced product development and to facilitate effective entry into major markets. Genentech has agreed to negotiate in good faith with Roche for a period of at least three months, but no more than six months, with a view towards reaching a mutually beneficial licensing or marketing arrangement, prior to entering into any material licensing or marketing agreement with a third party for any products, processes, inventions or developments made by Genentech or its subsidiaries. In the past Genentech has licensed the foreign rights to some of its products to major foreign pharmaceutical companies and actively coordinated development and clinical programs with these partners. In some cases Genentech has retained manufacturing rights to the licensed products.
The Company has retained United States and European marketing rights for most of its products currently under development. These European marketing rights represent a significant expansion opportunity for the Company.

In December 1994, the Company entered into a collaboration with Scios Nova
Inc. (Scios Nova) for the United States and Canadian development of Scios
Nova's Auriculin for the treatment of acute renal failure, which is currently in Phase III clinical trials. Under the terms of the collaboration, both companies will copromote Auriculin in the United States and Canada, sharing profits from its commercialization. The Company received exclusive rights to all markets outside the United States and Canada subject to a royalty obligation to Scios Nova. In connection with the collaboration, Genentech purchased Scios Nova non-voting preferred stock, which is convertible into shares of Scios Nova common stock, for $20 million. The Company established a line of credit for $30 million that Scios Nova may draw down at Scios Nova's discretion through 2002. This commitment is supported through December 31, 1997, by a bank letter of credit under which Scios Nova may draw up to $30 million directly from the bank, with immediate repayment of the funds due to the bank by the Company. Amounts drawn by Scios Nova under the bank letter of credit or directly from the Company are repayable in the form of cash or Scios
Nova common stock (at the market price prevailing on the date of repayment) at Scios Nova's option any time through December 30, 2002. Interest on amounts borrowed by Scios Nova accrue to the Company at the prime rate of interest. At
December 31, 1994, no amounts were drawn. In addition, the Company agreed to pay up to $50 million in benchmark payments, conditional on achieving certain predetermined commercialization goals.

In March 1995, Genentech entered into a collaboration with IDEC
Pharmaceuticals Corporation (IDEC) to develop IDEC's anti-CD20 monoclonal antibody, IDEC-C2B8, for the treatment of non-Hodgkin's B-cell lymphomas, for which Phase III clinical trials have begun. Under the terms of the agreement, Genentech and IDEC will copromote IDEC-C2B8 in the United Sates and Canada, with IDEC receiving a share of the profits. Genentech will retain commercialization rights throughout the rest of the world except certain countries in Asia, where Genentech has certain option rights. IDEC will receive royalties on sales outside the U.S. and Canada. In connection with the collaboration, Genentech will provide $9 million in preferred equity investments and licensing fees, up to $17.5 million in additional equity funding prior to U.S. approval, and up to $30.5 million in milestone and option payments.

Distribution

Genentech has a marketing department and a United States-based and Canada-based pharmaceutical sales and distribution organization for its human pharmaceuticals. Genentech's sales efforts are focused on specialist physicians based at major medical centers in the United States and Canada.
Products are sold to distributors or directly to hospital pharmacies or medical centers. The distribution network for Pulmozyme in Western Europe is discussed in the "Products" section above. Genentech utilizes common pharmaceutical company marketing techniques, including advertisements, direct mail, and other methods.

Genentech's products are available at no charge to qualified patients under Genentech's Uninsured Patient Programs in the United States. Genentech has established the Genentech Endowment for Cystic Fibrosis so qualified cystic fibrosis patients in the United States who need Pulmozyme can gain assistance in obtaining it.

During 1994, Genentech provided certain marketing programs relating to Activase. The Activase Stocking Assistance Program provided extended payment terms, up to 195 days, to wholesalers on certain orders, subject to certain restrictions on the timing and quantities of the orders. Additionally, a comprehensive wastage replacement program exists for Activase which, subject to specific conditions, provides customers the right to return Activase to Genentech for replacement related to both patient related product wastage and product expiry. Genentech maintains the right to renew, modify or discontinue the above programs.

As discussed in Note 1 in the "Notes to Consolidated Financial Statements" in the Company's 1994 Annual Report to Stockholders, the Company has certain customers who provided over 10% of total revenues. Also discussed in Note 1 are revenues from foreign customers in 1994, 1993 and 1992.

Raw Materials

Raw materials and supplies required for the production of Genentech's principal products are generally available in quantities adequate to meet the Company's needs.

Proprietary Technology - Patents and Trade Secrets

Genentech has a policy of seeking patents on inventions arising from its ongoing research and development activities. Patents issued or applied for cover inventions ranging from basic recombinant DNA techniques to processes relating to specific products and to the products themselves. The Company has either been granted patents or has patent applications pending which relate to a number of current and potential products, including products licensed to others. Genentech considers that in the aggregate its patent applications, patents and licenses under patents owned by third parties are of material importance to its operations. Important legal issues remain to be resolved as to the extent and scope of available patent protection for biotechnology products and processes in the United States and other important markets outside of the United States. Genentech expects that litigation will likely be necessary to determine the validity and scope of certain of its proprietary rights. Genentech is currently involved in a number of patent lawsuits, as either a plaintiff or defendant, and administrative proceedings relating to the scope of protection of its patents and those of others. These lawsuits and proceedings may result in a significant commitment of Company resources in the future. There can be no assurance that the patents Genentech obtains or the unpatented proprietary technology it holds will afford Genentech significant commercial protection.

Genentech has obtained licenses from various parties which it deems to be necessary or desirable for the manufacture, use or sale of its products. These licenses (both exclusive and non-exclusive) generally require Genentech to pay royalties to the parties on product sales.

The Company's trademarks, ACTIVASE, PROTROPIN, NUTROPIN, PULMOZYME and
ACTIMMUNE in the aggregate are considered to be of material importance and are registered in the United States Patent and Trademark Office and in other countries throughout the world.

Royalty income recognized by the Company during 1994, 1993 and 1992 for patent licenses, know-how and other related rights amounted to $126.0 million, $112.9 million and $91.7 million, respectively. In 1994, 1993 and 1992 the Company incurred royalty expenses amounting to $50.5 million, $41.9 million and $35.9 million, respectively, under licenses from others.



Competition

Genentech faces competition, and believes significant long-term competition can be expected, from large pharmaceutical and chemical companies as well as biotechnology companies. This competition can be expected to become more intense as commercial applications for biotechnology products increase. Some competitors, primarily large pharmaceutical companies, have greater clinical, regulatory and marketing resources and experience than Genentech. Many of these companies have commercial arrangements with other companies in the biotechnology industry to supplement their own basic research capabilities.

The introduction of new products or the development of new processes by competitors or new information about existing products may result in price reductions or product replacements, even for products protected by patents.
However, the Company believes its competitive position is enhanced by its commitment to research leading to the discovery and development of new products and manufacturing methods. Additionally, other factors which should help the Company meet competition include ancillary services provided to support its products, customer service and dissemination of technical information to prescribers of its products and the health care community.

Over the longer term, the Company's (and its partners') ability to successfully market current products, expand their usage and bring new products to the marketplace will depend on many factors, including the effectiveness and safety of the products, FDA and foreign regulatory agencies' approvals for new indications, the degree of patent protection afforded to particular products, Orphan Drug Act legislation, the possible future enactments of biotechnology product protection in the United States as well as in Europe and Japan and the possible enactment in the United States of health care reform legislation which may include expanded coverage for prescription drugs and cost containment measures. The Company believes it has strong patent protection or the potential for strong patent protection for a number of its products that generate royalty revenue or that it is developing; however, the courts will determine the ultimate strength of the patent protection of the Company's products and those on which the Company earns royalties. Loss of Orphan Drug
Act protection for the Company's products that are currently marketed or in development, resulting from expiration of Orphan Drug status or amendment of the Orphan Drug Act, could lead to increased competition for those products and potentially lower future product revenues.

Activase: In 1990, the Company began co-sponsorship of a major comparative mortality trial in AMI known as GUSTO (Global Utilization of Streptokinase and Activase for occluded coronary arteries). The GUSTO trial results, as reported in the "New England Journal of Medicine" in 1993, demonstrated that the use of an accelerated administration of Activase with intravenous heparin is a key to saving more lives following a heart attack than the use of streptokinase. The GUSTO trial showed that among patients receiving treatment using an accelerated dose of Activase, combined with the blood thinning agent heparin, administered intravenously, heart attack patient mortality was reduced by as much as 14% over other thrombolytic regimens studied in the trial. The positive results from the GUSTO trial have helped increase
Activase's market share in 1994 to more than 70% in the United States for the treatment of AMI. In June 1994, an FDA advisory committee unanimously agreed that the accelerated infusion of Activase used in the GUSTO trial has a clinically significant mortality benefit in the treatment of heart attacks and recommended that the new dosing regimen be incorporated into the product's labeling. Factors which may influence future Activase sales include: the increase in market demand for thrombolytic therapies; the continued impact of the GUSTO trial results; and physicians' personal experiences in the administration of thrombolytic therapy.

Genentech is aware of other companies or combinations of companies actively pursuing the development for the United States market of nonrecombinant or recombinant t-PA or derivatives of that substance, and additional companies or combinations of companies pursuing the development of other types of potentially competitive thrombolytic agents. Genentech is conducting Phase I clinical trials on a second generation of t-PA which, subject to the ultimate outcome of the studies, could have a favorable impact on the Company's competitive position. Although Genentech believes it will have a strong patent position with respect to t-PA, its patents may not cover products with similar functions which are not based on t-PA, and competitors have been and may continue to be successful in developing effective thrombolytic agents which are not covered by Genentech's patents.

Protropin and Nutropin: Protropin was approved in late 1985 and was designated an Orphan Drug which provided seven years of market exclusivity for its use in the treatment of growth hormone inadequacy in children. In 1987, a product similar to Nutropin, produced by Lilly (and marketed under the trademark Humatrope, registered trademark, human growth hormone), was approved for treatment of growth hormone inadequacy in children and was designated an Orphan Drug. Protropin was protected from some possible additional competition until March 1994, by virtue of the designation of Lilly's
Humatrope as an Orphan Drug. While several potential competitors are preparing to independently market a version of human growth hormone similar to that currently sold by Lilly since Lilly's Orphan Drug exclusivity expired, the Company is not aware of any third party efforts to market a version of human growth hormone similar to Protropin.

Based on information currently available, Protropin and Nutropin have approximately a 66% share of the United States market for treatment of children with growth hormone inadequacy. Factors that may influence future
Protropin and Nutropin sales include: the number and market entry dates of new competitive products and their effect on the Company's market share and pricing; the availability of third party reimbursement for the costs of such therapies; and the outcome of litigation involving the Company's patents for growth hormone and related processes, including actions described below.

Pulmozyme: Sales of Pulmozyme for the management of cystic fibrosis in the United States, Canada and some countries in Europe began in early 1994. As approvals for marketing the product in other European countries are received, the Company expects sales to grow. Other factors which may influence future sales of Pulmozyme for the management of cystic fibrosis include: the number and kinds of patients benefiting from such therapy; physicians' personal experiences in the use and administration of the therapy; the availability of third party reimbursement for the cost of such therapy; the development of alternative therapies for the treatment and cure of cystic fibrosis; the development of additional indications for using Pulmozyme; and the cost of Pulmozyme therapy.

Actimmune: Actimmune received designation as an Orphan Drug by the FDA in 1990 for the treatment of CGD.

Government Regulation

The pharmaceutical industry is subject to stringent regulation with respect to product safety and efficacy by various federal, state and local authorities.
Of particular significance are the FDA's requirements covering research and development, testing, manufacturing, quality control, labeling and marketing of drugs for human use. Regulations similar to the requirements of the FDA with respect to the approval of new drugs are encountered in most foreign countries where the Company's principal products are sold. A pharmaceutical product cannot be marketed in the United States until it has been approved by the FDA, and then can only be marketed for the indications and claims approved by the FDA. As a result of these requirements, the length of time, the level of expenditures and the laboratory and clinical information required for approval of an NDA (New Drug Application), a PLA (Product License Application) or an ELA (Establishment License Application) are substantial and can require a number of years, although recently revised regulations are designed to reduce somewhat the time for approval of new products.

Although it is difficult to predict the ultimate effect, if any, these matters or any other pending or future legislation, regulations or government actions may have on its business, the Company believes that the development of new and improved products which address critical unmet medical needs through its research should enable it to compete effectively within this environment.



Research and Development

A major portion of the Company's operating expenses to date have been related to the research and development of products either on its own behalf or under contracts. During 1994, 1993 and 1992 the Company's research and development expenses were $314.3 million, $299.4 million and $278.6 million, respectively.
The Company has sponsored approximately 98%, 99% and 97% of its research and development for the years 1994, 1993 and 1992, respectively. Prior to 1987, licensees of the Company's products had provided significant funding of research and development expenses. However, with the increase in product sales, and as a result of the Merger, the Company has been able to fund most of its own research and development.

The Company's research efforts have been the primary source of the Company's products. The Company intends to maintain its strong commitment to research as an essential component of its product development effort. In the future, licensed technology developed by outside parties could become an additional source of potential products.

Human Resources

As of December 31, 1994 Genentech had 2,738 employees in the United States,
Europe, Canada and Japan.

Environment

Genentech seeks to comply with all applicable statutory and administrative requirements concerning environmental quality. The Company has made, and will continue to make, the necessary expenditures for environmental compliance and protection. Expenditures for compliance with environmental laws have not had and are not expected to have a material effect on the Company's capital expenditures, earnings or competitive position.

ITEM 2.   PROPERTIES

Genentech's major facilities are located in a research and industrial park in South San Francisco, California in both leased and owned properties. The
Company currently utilizes approximately 1.6 million square feet of its facilities for research and development, manufacturing, marketing and administrative activities. Approximately two-thirds of the square footage is in owned property, a portion of which is subject to a $1.2 million mortgage, and the remainder is leased. The Company has made and continues to make improvements to these properties to accommodate its growth. In addition, the Company owns approximately 16 acres adjacent to its current facilities that may be used for future expansion. The Company expects to develop a new manufacturing facility of approximately 0.4 million square feet in Vacaville, California over the next three years under a leasing arrangement. The Company also has leases for certain additional facilities in several locations in the United States, Europe, Canada and Japan.

Genentech believes its facilities are in good operating condition and that the real property owned or leased, combined with the new Vacaville site, are adequate for all present and foreseeable future uses. Genentech believes any additional facilities could be obtained or constructed with the Company's capital resources.


ITEM 3.   LEGAL PROCEEDINGS

The Company and its directors are defendants in two suits filed in California in 1990 challenging their actions in connection with the Merger.

In December 1994, the Company and Eli Lilly and Company (Lilly) reached a settlement regarding all patent infringement and breach of contract actions then pending between the two parties regarding recombinant human growth hormone (hGH) and recombinant human insulin. All of these actions had been previously consolidated in the Federal District Court for the Southern
District of Indiana. Under the terms of the settlement Lilly agreed to pay the Company up to $145 million ($25 million initially and 16 quarterly payments of $7.5 million), subject to certain restrictions, and the Company granted Lilly licenses, options to licenses, or immunities from suit for certain of the Company's patents. Future payments are required from Lilly on sales of these products. The Company will continue to pursue patent invalidity and non-infringement claims against the Regents of the University of California (UC), which has sued Genentech for infringing a patent owned by UC relating to hGH.
In a related matter, in December 1994, the Company also settled its patent infringement action against Centocor, Inc. whereby the Company granted
Centocor a royalty bearing license to its Cabilly patent for Centocor's monoclonal anti-IIb/IIIa antibody. The suit was orginally filed in the Federal
District Court for Northern California.

On September 21, 1993, the United States International Trade Commission (the
"ITC") voted in favor of instituting an investigation based on a recombinant human growth hormone patent infringement complaint filed by Genentech against Bio-Technology General Corporation and its affiliate ("BTG") and Novo Nordisk
A/S and certain of its affiliates ("Novo") (BTG and Novo are collectively referred to as the "Competitors"). The complaint asked the ITC to impose a ban on importation of hGH products for treatment of growth hormone inadequacy by the Competitors in the United States. On November 29, 1994, the administrative law judge of the ITC found, on an incomplete record, that BTG infringed two
Genentech process patents and Novo infringed one process patent covering hGH;
however, the judge recommended that the case be dismissed because Genentech delayed in providing documents to the Competitors. Genentech did not initially produce the documents because it believed that they were protected by the attorney-client privilege. Genentech filed a petition for a review by the full
Commission of the judge's recommendation dismissing the complaint, but on January 17, 1995 the Commission declined such review and agreed that the case be dismissed. On March 16, 1995 the Company filed an appeal of the Commission's decision in the United States Court of Appeals for the Federal
Circuit.

On December 1, 1994 the Company filed suit against the Competitors in the U.S.
District Court in Delaware seeking damages from the Competitors, and asking for an injunction blocking the Competitors from marketing hGH in the United
States. On November 30, 1994, Novo brought suit against the Company in the
U.S. District Court for the Southern District New York, alleging that the patents in the ITC action are invalid and not infringed by Novo. On January 6, 1995, BTG brought suit against the Company in the U.S. District Court from the Southern District of New York seeking to prevent the Company from further patent infringement action against BTG and alleging unfair competition, antitrust and malicious prosecution claims.

On December 22, 1993, Tanox Biosystems, Inc. (Tanox) sued the Company, Roche
Holdings, Inc., Roche Holdings Ltd., and Hoffmann-LaRoche Inc. in the State
District Court of Harris County, Texas alleging, among other things, trade secret misappropriation, breach of contract, breach of the duty of good faith and fair dealing, and breach of confidential relationship relating to a 1989 confidentiality agreement and a materials transfer agreement between the Company and Tanox. The suit seeks injuctive relief, unspecified punitive damages, a royalty free sublicense to certain third party patents and legal fees. On January 21, 1994, the Company filed suit against Tanox in the Federal District Court for the Southern District of Texas, for infringing a Genentech patent that covers antibody technology related to chimeric and humanized immunoglobulin compositions, expression vectors and methods.
Genentech's suit encompasses all of Tanox's infringing activities, including development efforts for antibodies to IgE, a protein central to allergic reactions, and seeks injunctive relief, an accounting for damages, including interest and costs, trebling of the damages due to the willful nature of Tanox's infringement and legal fees. Genentech's suit also seeks a declaratory judgement that it has not breached any agreement with Tanox. In April, 1994, Tanox's suit and Genentech's suit were consolidated in the Federal District
Court for the Southern District of Texas. On February 1, 1995, Tanox filed its First Amended Complaint that added additional defendants, additional causes of action and specified an alleged monetary damage amount. On February
1, 1995, Genentech filed an Amended Complaint and added claims against Ciba-
Geigy, Ltd. (Tanox's exclusive licensee of its technology) for patent infringement of the Genentech patent described above.

The Company is also a defendant or plaintiff in other patent infringement and product liability cases. In addition, the FDA is investigating the Company's promotional practices in connection with Activase, Protropin and Pulmozyme.
Based upon the nature of the claims made and the investigations completed to date by the Company and its counsel, the Company believes the outcome of all of the actions described above will not have a material effect on the financial position, results of operations or cash flows of the Company.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.





                             GENENTECH, INC.

                            EXECUTIVE OFFICERS


The executive officers of the Company and their respective ages and positions with the Company are as follows:

Name                          Age Position
G. Kirk Raab                  59  President and Chief Executive Officer
Richard B. Brewer             43  Senior Vice President
Louis J. Lavigne, Jr.         46  Senior Vice President and Chief Financial Officer
Arthur D. Levinson, Ph.D.     44  Senior Vice President
John P. McLaughlin            43  Senior Vice President and Secretary
Barry M. Sherman, M.D.        53  Senior Vice President and Chief Medical Officer
William D. Young              50  Senior Vice President

Gregory Baird                 44  Vice President - Corporate Communications
David W. Beier                46  Vice President - Government Affairs
Robert Garnick, Ph.D.         45  Vice President - Quality
Marty Glick                   45  Vice President and Treasurer
Bradford S. Goodwin           40  Vice President and Controller
Dennis J. Henner, Ph.D.       43  Vice President - Research Technology
Paul F. Hohenschuh            52  Vice President - Manufacturing
Edmon R. Jennings             47  Vice President - Sales and Marketing
Stephen G. Juelsgaard         46  Vice President, General Counsel and
                                   Assistant Secretary
Kurt Kopp                     46  Vice President and General Manager, Europe
Bryan Lawlis, Ph.D.           43  Vice President - Process Science
M. David MacFarlane, Ph.D.    54  Vice President - Regulatory Affairs
Polly Moore, Ph.D.            47  Vice President - Information Resources
Hugh D. Niall, M.D.           57  Vice President - Research Discovery
James P. Panek                41  Vice President - Engineering and Facilities
Eric J. Patzer, Ph.D.         45  Vice President - Development
Kim Popovits                  36  Vice President - Sales
Stephen Raines, Ph.D.         57  Vice President - Intellectual Property and
                                   Assistant Secretary
Larry Setren                  43  Vice President - Human Resources
Nicholas J. Simon             40  Vice President - Business Development

All officers are elected annually by the Board of Directors. There is no family relationship among any of the officers or directors.

Business Experience

Mr. Raab was elected Chief Executive Officer in February 1990. He joined the Company in February 1985 as President, Chief Operating Officer and Director. Mr. Raab was President, Chief Operating Officer and Director of Abbott Laboratories, a health care company, from July 1981 to January 1985.

Mr. Brewer was elected Senior Vice President in December 1992. Mr. Brewer has held a number of other positions in the Marketing Department including Vice President of Sales and Marketing. He joined the Company in April 1984 as Product Manager for endocrine products.

Mr. Lavigne was elected Senior Vice President in July 1994. He was elected Chief Financial Officer in August 1988 and elected Vice President in July 1986. Prior to that, he had been Controller since May 1983 and an officer of the Company since February 1984. Mr. Lavigne joined the Company in July 1982 as Assistant Controller.

Dr. Levinson was elected Senior Vice President in December 1992. Dr. Levinson has held a number of other positions, including Vice President of Research, subsequent to joining the Company in May 1980 as a Senior Scientist.

Mr. McLaughlin has served as Senior Vice President and Secretary since July 1994. He was elected Senior Vice President, General Counsel and Secretary in 1993, and elected Vice President, General Counsel and Secretary in 1989. He joined the Company as Vice President of Government Affairs in September 1987 from Royer, Shacknai & Mehle, a Washington, D.C. law firm, where he was a partner. Mr. McLaughlin was Counsel to the House Energy and Commerce Subcommittee on Health and the Environment and earlier served as counsel to the House Subcommittee on Consumer Protection and Finance.

Dr. Sherman was elected Senior Vice President and Chief Medical Officer in February 1995 and had served as Vice President of Medical Affairs since February 1989. He joined the Company in 1985 as Director of Clinical Research. Prior to joining the Company, he was Professor of Medicine, Associate Chairman of the Department of Internal Medicine and Director of the Clinical Research Center at the University of Iowa.

Mr. Young was elected Senior Vice President in August 1988. He was Vice President of Manufacturing and Process Science from April 1983 until 1988. Mr. Young joined the Company in September 1980 as Director of Manufacturing from Eli Lilly and Company.

Mr. Baird joined the Company in February 1992 as Vice President of Corporate Communications. Prior to joining Genentech, Mr. Baird was employed by G.D. Searle & Co. for five years as Vice President of Corporate Communications.

Mr. Beier joined the Company in March 1989 as Vice President of Government Affairs. Prior to joining Genentech, Mr. Beier spent 10 years as counsel to the Committee on the Judiciary of the United States House of Representatives where he was responsible for intellectual property and international trade issues.

Dr. Garnick was elected Vice President of Quality in April 1994. He was Senior Director of Quality Control from 1990 to 1994 and Director of Quality Control from 1988 to 1990. Dr. Garnick joined the Company in August 1984 from Armour Pharmaceutical.

Mr. Glick was elected Vice President in July 1991. He joined the Company in June 1987 as Director of Tax and was elected Treasurer in July 1990. Before joining Genentech, Mr. Glick was employed by Levi Strauss & Co. for seven years, most recently as Director of Tax Planning.

Mr. Goodwin was promoted to Controller in June 1989 and elected Vice President in July 1993. Prior to Mr. Goodwin's current position, he was the Director of Financial Planning and Analysis, the Assistant Controller and the General Auditor. Before joining Genentech in April 1987, Mr. Goodwin worked for Price Waterhouse, an international public accounting firm, for 10 years, most recently as Senior Audit Manager.

Dr. Henner was elected Vice President of Research Technology in July 1994. From 1990 to 1994 he was Senior Director of Research Technology. Dr. Henner joined the Company in 1981 as a Scientist in Research. Prior to joining Genentech, Dr. Henner was at Scripps Clinic and Research Foundation.

Mr. Hohenschuh was elected Vice President of Manufacturing in September 1989 He was Vice President of Biochemical Manufacturing from July 1986 until 1989 and Senior Director of Biochemical Manufacturing from June 1985 to June 1986 Mr. Hohenschuh joined the Company in October 1982 as Director of Biochemical Manufacturing.

Mr. Jennings was elected to Vice President of Sales and Marketing in January 1994 and had served as Vice President of Sales since December 1990. He joined the Company in September 1985 as Western Area Sales Manager. Prior to joining Genentech, Mr. Jennings was Western Region Sales Manager of Bristol-Myers' Oncology Division. Mr. Jennings held various sales and management positions during his twelve-year career with Bristol-Myers.

Mr. Juelsgaard was elected Vice President, General Counsel and Assistant Secretary in July 1994, and was elected Vice President of Corporate Law in February 1993. He joined the Company in 1985 as Corporate Counsel and subsequently held the positions of Senior Corporate Counsel and Chief Corporate Counsel.

Mr. Kopp joined the Company in January 1993 as Vice President and General Manager, Europe. Mr. Kopp was employed by F. Hoffmann-La Roche, Ltd from 1980 until December 1992, most recently as Regional Director for Latin America.

Dr. Lawlis was elected Vice President of Process Science in July 1994. Dr. Lawlis joined the Company in February 1981 as a Scientist in Biocatalysis; most recently he was Senior Director of Process Science. Prior to joining Genentech, Dr. Lawlis was a National Institutes of Health Post Doctoral Fellow at Kansas State University.

Dr. MacFarlane joined the Company in August 1989 as Vice President of Regulatory Affairs. Dr. MacFarlane was employed by Glaxo, Inc. from 1978 until he joined Genentech. At Glaxo, Dr. MacFarlane had served as Vice President of Regulatory Affairs, Director of Regulatory Affairs, and Director of Research and Professional Services.

Dr. Moore was elected Vice President of Information Resources in April 1994. She was Senior Director of Information Resources from July 1992 to 1994 and Director of Computer Resources from November 1987 to June 1992. Dr. Moore joined Genentech in August 1982 as a Senior Systems Analyst in Scientific Computing.

Dr. Niall was elected Vice President of Research Discovery in July 1991. He joined the Company in 1985 as Director of Protein Chemistry and subsequently held the positions of Director of Developmental Biology and Senior Director of Research Discovery.

Mr. Panek was elected Vice President of Engineering and Facilities in July 1993. He joined the Company in 1982 and held a number of positions in the manufacturing division before becoming Director of Engineering and Facilities in 1988. Prior to joining Genentech, Mr. Panek was employed by Eli Lilly and Company for six years.

Dr. Patzer was elected Vice President of Development in February 1993. He joined the Company in 1981 as a Scientist and subsequently held the positions of Senior Scientist, Director and Senior Director.

Ms. Popovits was elected Vice President of Sales in October 1994. She was Director of Field Sales from January 1993 to 1994 and Regional Manager of the Sales Department from October 1989 to December 1992. Ms. Popovits was at Dupont Critical Care for six years prior to joining the Company in November 1987 as Division Manager in the Southeast region.

Dr. Raines was elected Vice President of Intellectual Property in March 1989 and Assistant Secretary in April 1989. He joined the Company as Vice President of Patents in May 1988. Dr. Raines was employed by Warner-Lambert Company from 1973 to 1988 holding numerous positions in the Legal Division and ultimately acted as Counsel for the Intellectual Property Department.

Mr. Setren was elected Vice President of Human Resources in April 1989. He joined the Company in February 1986 as Director of Human Resources. Before joining Genentech, Mr. Setren was Vice President of Human Resources at the Getz Corporation.

Mr. Simon was elected Vice President of Business Development in December 1994. He was Senior Director of Business Development from December 1993 to 1994.
Mr. Simon joined Genentech as a Director in Business Development in December 1989 from Xoma Corporation.


Mr. Jennings is named as a defendant in a criminal proceeding pending in the U.S. District Court for the District of Minnesota alleging conspiracy, mail fraud and wire fraud in connection with prescribing Protropin.





                                 PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
           MATTERS

The sections labeled "Common Stock and Redeemable Common Stock Information" and Notes 9 and 11 of the Notes to Consolidated Financial Statements appearing on pages 64, 54 through 55, and 56 through 58, respectively, of the Company's 1994 Annual Report to Stockholders are incorporated herein by reference.

ITEM 6.   SELECTED FINANCIAL DATA

The section labeled "11-Year Financial Summary" appearing on pages 62 and 63 of the Company's 1994 Annual Report to Stockholders is incorporated herein by reference.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS

The section labeled "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing on pages 33 through 38 of the Company's 1994 Annual Report to Stockholders is incorporated herein by reference.

ITEM 8.   CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements and Notes to Consolidated Financial Statements appearing on pages 40 through 60, the Report of Ernst & Young LLP, Independent Auditors, appearing on page 61 and the section entitled "Quarterly Financial Data (unaudited)" appearing on page 61 of the Company's 1994 Annual Report to Stockholders are incorporated herein by reference.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
           FINANCIAL DISCLOSURE

Not applicable.




                                     PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a) The sections labeled "Nominees" and "Section 16 Reporting" appearing in the Company's Proxy Statement in connection with the 1995 Annual Meeting of Stockholders on pages 3 through 5 and 11 are incorporated herein by reference.

(b) Information concerning the Company's Executive Officers is set forth in
Part I of the Form 10-K.

ITEM 11.   EXECUTIVE COMPENSATION

The sections labeled "Executive Compensation", "Compensation of Directors", "Compensation of Executive Officers", "Summary of Compensation", "Stock Option Grants and Exercises", "Employment Agreements", "Loans and Other Compensation" and "Compensation Committee Interlocks and Insider Participation" appearing in the Company's Proxy Statement in connection with the 1995 Annual Meeting of Stockholders on pages 11 through 18 and 20 are incorporated herein by reference.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The sections labeled "Merger with Roche Holdings, Inc.", "Principal Stockholders of Genentech" and "Security Ownership of Management" appearing in the Company's Proxy Statement in connection with the 1995 Annual Meeting of Stockholders on pages 1 through 2 and 10 through 11 are incorporated herein by reference.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The section labeled "Certain Relationships and Related Transactions" appearing in the Company's Proxy Statement in connection with the 1995 Annual Meeting of Stockholders on pages 21 through 23 is incorporated herein by reference.




                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1. Index to Financial Statements

The following Financial Statements and supplementary data are included in the Company's 1994 Annual Report to Stockholders and are incorporated herein by reference pursuant to Item 8 of this Form 10-K.


                                                             Page(s) in
                                                           1994 Annual
                                                      Report to Stockholders
                                                      ----------------------
  Consolidated Statements of Income for each
   of the three years in the period ended
   December 31, 1994                                              40

  Consolidated Statements of Cash Flows for each
   of the three years in the period ended
   December 31, 1994                                              41

  Consolidated Balance Sheets at December 31,
   1994 and 1993                                                  42

  Consolidated Statements of Stockholders' Equity
   for each of the three years in the period ended
   December 31, 1994                                              43

  Notes to Consolidated Financial Statements                   44-60

  Report of Ernst & Young LLP, Independent Auditors               61

  Quarterly Financial Data (unaudited)                            61


2. Financial Statement Schedule

The following schedule is filed as part of this Form 10-K:

Schedule II- Valuation and Qualifying Accounts for each of the three years in the period ended December 31, 1994.







All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the consolidated financial statements or notes thereto.

3. Exhibits

   Exhibit No.                          Description
   -----------                          -----------
   3.1    Certificate of Incorporation.(2)

   3.2    By-laws.(2)

   3.3    Amended Certificate of Incorporation.(8)

   3.4    Restated By-Laws.(9)

   4.1    Indenture, dated March 27, 1988 ("Indenture") for U.S. $150,000,000
           5% Convertible Subordinated Debentures due 2002.(3)

   4.2    First Supplemental to Indenture, dated August 17, 1990.(9)

   4.3    Rights Agreement, dated April 21, 1988, between the Company and The
           First National Bank of Boston, as Rights Agent.(4)

  10.1*   1984 Incentive Stock Option Plan.(2)

  10.2*   Restated 1984 Non-Qualified Stock Option Plan.(11)

  10.3*   Agreements dated February 12, 1985 and May 14, 1985 between the
           Company and G. Kirk Raab.(1)

  10.4    Patent License Agreement with Columbia University dated October 12,
           1988.(3)

  10.5    Amended and Restated Contract for the Sale and Distribution of
           Protropin dated as of March 1, 1991.(10)

  10.6*   Agreement dated April 15, 1988 between the Company and G. Kirk
           Raab.(5)

  10.7*   Restated Relocation Loan Program.(10)

  10.8*   Employment Agreement, dated October 25, 1989, between the Company and G. Kirk Raab.(7)

  10.9*   Employment Agreement, dated October 25, 1989, between the Company and William D. Young.(7)

  10.10* Employment Agreement, dated October 25, 1989, between the Company and Louis J. Lavigne, Jr.(7)

  10.11* Employment Agreement, dated October 25, 1989, between the Company and John P. McLaughlin.(7)

  10.12 Agreement and Plan of Merger, dated as of February 2, 1990, among the Company, Roche Holdings, Inc. and HLR (U.S.), Inc. with exhibits.(6)

  10.13*  Restated 401(k) Plan.(11)

  10.14*  Agreements dated June 27, 1989 between the Company and G. Kirk
           Raab.(7)

  10.15*  1991 Employee Stock Plan, as amended.(12)

  10.16*  Amended 1990 Stock Option/Stock Incentive Plan.(11)

  10.17*  Amended Employment Agreement, dated July 31, 1990, between the
           Company and G. Kirk Raab.(9)

  10.18*  Amended Employment Agreement, dated July 31, 1990, between the
           Company and William D. Young.(9)

  10.19*  Amended Employment Agreement, dated July 31, 1990, between the
           Company and Louis J. Lavigne, Jr.(9)

  10.20*  Amended Employment Agreement, dated July 31, 1990, between the
           Company and John P. McLaughlin.(9)

  10.21 Governance Agreement, dated September 7, 1990, between the Company and Roche Holdings, Inc.(9)

  10.22 Heads of Agreement, dated as of February 11, 1992, between the Company and F. Hoffmann-LaRoche Ltd.(10)

  10.23   Agreement dated June 6, 1991 between the Company and Grandview
           Drive Joint Venture.(10)

  10.24*  Supplemental Plan.(10)

  10.25*  Agreements dated October 17, 1990 between the Company and G. Kirk
           Raab.(10)

  10.26*  Agreement dated March 17, 1992 between the Company and Robert A.
           Swanson.(10)

  10.27*  1994 Stock Option Plan. (11)

  13.1    1994 Annual Report to Stockholders.(12)

  23.1    Consent of Ernst & Young LLP, Independent Auditors.(12)

  27.1    Financial Data Schedule. (12)

  28.1    Description of the Company's capital stock.(2)




(b) Reports on Form 8-K

There were no reports on Form 8-K filed for the quarter ended December 31, 1994.

--------------------

(1) Filed as an exhibit to Annual Report on Form 10-K for the year ended December 31, 1985 and incorporated herein by reference.
(2) Filed as an exhibit to Annual Report on Form 10-K for the year ended December 31, 1986 and incorporated herein by reference.
(3) Filed as an exhibit to Annual Report on Form 10-K for the year ended December 31, 1988 and incorporated herein by reference.
(4) Filed as an exhibit to Form 8-K dated May 3, 1988 and incorporated herein by reference.
(5) Filed as an exhibit to Annual Report on Form 10-K for the year ended December 31, 1988 and incorporated herein by reference.
(6) Filed as an exhibit to Form 8-K dated February 15, 1990 and incorporated herein by reference.
(7) Filed as an exhibit to Annual Report on Form 10-K for the year ended December 31, 1989 and incorporated herein by reference.
(8) Filed as an exhibit to Form S-4 dated May 2, 1990 and incorporated herein by reference.
(9) Filed as an exhibit to Annual Report on Form 10-K for the year ended December 31, 1990 and incorporated herein by reference.
(10) Filed as an exhibit to Annual Report on Form 10-K for the year ended December 31, 1991 and incorporated herein by reference.
(11) Filed as an exhibit to Annual Report on Form 10-K for the year ended December 31, 1993 and incorporated herein by reference.
(12)  Filed with this document.

* As required by Item 14(a)(3) of Form 10-K, the Company identifies this Exhibit as a management contract or compensatory plan or arrangement of the Company. For the purposes of complying with the amendments to the rules governing Form S-8 (effective July 13, 1990) under the Securities Act of 1933, the undersigned registrant hereby undertakes as follows, which undertaking shall be incorporated by reference into registrant's Registration Statements on Form S-8 Nos. 2-95744, 33-9292, 33-16671, 33-39631 and 33-60816:

Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers and controlling persons of the registrant pursuant to the foregoing provisions, or otherwise, the registrant has been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Securities Act of 1933 and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than the payment by the registrant of expenses incurred or paid by a director, officer or controlling person of the registrant in the successful defense of any action, suit or proceeding) is asserted by such director, officer or controlling person in connection with the securities being registered, the registrant will, unless in the opinion of its counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Act and shall be governed by the final adjudication of such issue.





                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        GENENTECH, INC.
                                        Registrant
Date:  March 30, 1995
                                        By:  /S/BRADFORD S. GOODWIN
                                            ----------------------------------
                                             Bradford S. Goodwin
                                             Vice President and Controller
                                            (Principal Accounting Officer)


                                POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Louis J. Lavigne, Jr., Senior Vice President and Chief Financial Officer, and Bradford S. Goodwin, Vice President and Controller, his attorney-in-fact, with the full power of substitution, for him in any and all capacities, to sign any amendments to this report, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


     Signature                    Title                         Date
     ---------                    -----                         ----


Chief Executive Officer:

     /S/G. KIRK RAAB               President, Chief Executive    March 30, 1995
---------------------------        Officer and Director
     G. Kirk Raab


Principal Financial Officer:

     /S/LOUIS J. LAVIGNE, JR.      Senior Vice President and     March 30, 1995
---------------------------        Chief Financial Officer
     Louis J. Lavigne, Jr.






Director:

     /S/HERBERT W. BOYER           Director                      March 30, 1995
---------------------------
     Herbert W. Boyer

     /S/JURGEN DREWS               Director                      March 30, 1995
---------------------------
     Jurgen Drews

     /S/ARMIN M. KESSLER           Director                      March 30, 1995
---------------------------
     Armin M. Kessler

     /S/LINDA F. LEVINSON          Director                      March 30, 1995
---------------------------
     Linda F. Levinson

     /S/J. RICHARD MUNRO           Director                      March 30, 1995
---------------------------
     J. Richard Munro

     /S/DONALD L. MURFIN           Director                      March 30, 1995
---------------------------
     Donald L. Murfin

     /S/JOHN T. POTTS, JR.         Director                      March 30, 1995
---------------------------
     John T. Potts, Jr.

     /S/C. THOMAS SMITH, JR.       Director                      March 30, 1995
---------------------------
     C. Thomas Smith, Jr.

     /S/ROBERT A. SWANSON          Director                      March 30, 1995
---------------------------
     Robert A. Swanson

     /S/DAVID S. TAPPAN, JR.       Director                      March 30, 1995
---------------------------
     David S. Tappan, Jr.





















                                                                            SCHEDULE II
                                       GENENTECH, INC.
                              VALUATION AND QUALIFYING ACCOUNTS
                        Years Ended December 31, 1994, 1993 and 1992
                                       (in thousands)
                                                     Additions
                                     Balance at     Charged to                  Balance at
                                    Beginning of     Costs and                    End of
                                       Period        Expenses    Deductions(1)    Period
                                     ----------     ----------    ----------    ----------
Allowance for doubtful accounts
 and returns:
  Year Ended December 31, 1994:      $   3,572      $   5,583     $  (4,733)    $   4,422
                                     ==========     ==========    ==========    ==========
  Year Ended December 31, 1993:      $   2,220      $   4,003     $  (2,651)    $   3,572
                                     ==========     ==========    ==========    ==========
  Year Ended December 31, 1992:      $   3,780      $   2,460     $  (4,020)    $   2,220
                                     ==========     ==========    ==========    ==========
Inventory reserves:

  Year Ended December 31, 1994:      $   2,606      $  11,940     $  (1,538)    $  13,008
                                     ==========     ==========    ==========    ==========
  Year Ended December 31, 1993:      $   3,094      $   1,194     $  (1,682)    $   2,606
                                     ==========     ==========    ==========    ==========
  Year Ended December 31, 1992:      $   3,395      $     289     $    (590)    $   3,094
                                     ==========     ==========    ==========    ==========
Reserve for non-marketable
 equity securities:

  Year Ended December 31, 1994:      $   3,875      $     748     $       -     $   4,623
                                     ==========     ==========    ==========    ==========
  Year Ended December 31, 1993:      $   3,275      $     600     $       -     $   3,875
                                     ==========     ==========    ==========    ==========
  Year Ended December 31, 1992:      $   1,000      $   2,275     $       -     $   3,275
                                     ==========     ==========    ==========    ==========

(1)  Represents amounts written off or returned against the allowance or reserves.





                     INDEX OF EXHIBITS FILED WITH FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 1994



Exhibit No.                      Description
-----------                      -----------
    10.15       1991 Employee Stock Plan, as amended.

    13.1        1994 Annual Report to Stockholders

    23.1        Consent of Ernst & Young LLP, Independent Auditors

    27.1        Financial Data Schedule