Form 10-Q
period 1995-03-31
GENENTECH INC
filed 1995-05-15
CIK 318771

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC  20549

                                    FORM 10-Q

                                    (Mark One)

X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended March 31, 1995.

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock $.02 par value                    67,133,409
Class                                          Outstanding at March 31, 1995

Redeemable Common Stock $.02 par value         50,447,727
Class                                          Outstanding at March 31, 1995

                                   GENENTECH, INC.
                                        INDEX


PART I.     FINANCIAL INFORMATION                                   PAGE  NO.

Condensed Consolidated Statements of Income -
for the three months ended March 31, 1995 and 1994                       3

Condensed Consolidated Statements of Cash Flows -
for the three months ended March 31, 1995 and 1994                       4

Condensed Consolidated Balance Sheets -
March 31, 1995 and December 31, 1994                                     5

Notes to Condensed Consolidated Financial Statements                   6-8

Management's Discussion and Analysis of Financial Condition
and Results of Operations                                             9-12

Independent Accountants' Review Report                                  13

PART II.     OTHER INFORMATION                                          14

SIGNATURES                                                              15

                           PART I.  FINANCIAL INFORMATION

                                  GENENTECH, INC.
                    CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                       (thousands, except per share amounts)
                                    (unaudited)

                                                                   Three Months
                                                                  Ended March 31
                                                              ----------------------
                                                                   1995        1994
                                                              ----------  ----------
Revenues:
  Product sales                                               $ 162,067   $  147,798
  Royalties                                                      47,149       33,679
  Contract and other                                             16,222        7,527
  Interest                                                       13,529        9,866
                                                              ----------  ----------
     Total revenues                                             238,967      198,870

Costs and expenses:
  Cost of sales                                                  26,750       22,131
  Research and development                                       94,959       74,376
  Marketing, general and administrative                          64,323       60,111
  Interest                                                        1,871        1,778
                                                              ----------  ----------
    Total costs and expenses                                    187,903      158,396

Income before taxes                                              51,064       40,474

Income tax provision                                              7,660        1,619
                                                              ----------  ----------
Net income                                                    $  43,404   $   38,855
                                                              ==========  ==========
Net income per share                                          $     .36   $      .33
                                                              ==========  ==========
Weighted average number of shares used
  in computing per share amounts                                120,493      118,806
                                                              ==========  ==========
    >

              See notes to condensed consolidated financial statements.

                                   GENENTECH, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (thousands)
                                     (unaudited)
                                                                  Three Months
                                                                 Ended March 31
                                                             -----------------------
                                                                 1995        1994
                                                             ----------   ----------
Cash flows from operating activities:
  Net income                                                  $  43,404   $  38,855
  Adjustments to reconcile net income to net cash provided
   by operating activities:
   Depreciation and amortization                                 14,345      12,394
   Gain on sales of securities available-for-sale                (4,034)          -
   Writedown of a security available-for-sale                       427           -
   Net loss on fixed asset dispositions                               2          99
  Changes in assets and liabilities:
     Receivables and other current assets                       (27,272)      5,250
     Inventories                                                  8,900      (6,998)
     Accounts payable, other current liabilities
       and other long-term liabilities                          (16,754)     (3,010)
                                                              ----------  ----------
  Net cash provided by operating activities                      19,018      46,590

Cash flows from investing activities:
  Purchases of securities held-to-maturity                     (154,860)   (316,849)
  Proceeds from maturities of securities held-to-maturity       316,319     220,917
  Purchases of securities available-for-sale                   (139,276)          -
  Proceeds from sales of securities available-for-sale            5,053           -
  Capital expenditures                                           (9,558)    (21,600)
  Increase in other assets                                      (27,771)       (186)
                                                              ----------  ----------
  Net cash used in investing activities                         (10,093)   (117,718)

Cash flows from financing activities:
  Stock issuances                                                 9,062      13,003
  Additions to long-term debt and
   short-term borrowings                                         25,624          -
  Repayment of long-term debt, including
   current portion                                                 (211)       (191)
                                                              ----------  ----------
  Net cash provided by financing activities                      34,475      12,812
                                                              ----------  ----------
Net increase (decrease) in cash and cash equivalents             43,400     (58,316)
  Cash and cash equivalents at beginning of period               66,713     117,473
                                                              ----------  ----------
  Cash and cash equivalents at end of period                  $ 110,113   $  59,157
                                                              ==========  ==========




              See notes to condensed consolidated financial statements.

                                   GENENTECH, INC.
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                                     (thousands)
                                                       March 31,        December 31,
                                                         1995               1994
                                                      ------------      ------------
ASSETS                                                (unaudited)
Current assets:
  Cash and cash equivalents                           $    110,113      $     66,713
  Short-term investments                                   612,261           652,461
  Accounts receivable, net                                 166,143           146,267
  Inventories                                               94,300           103,200
  Prepaid expenses and other current assets                 33,386            28,475
                                                      ------------      ------------
     Total current assets                                1,016,203           997,116

Long-term marketable securities                            219,975           201,726
Property, plant and equipment, less
  accumulated depreciation
 (1995-$232,844; 1994-$215,255)                            482,117           485,293
Other assets                                                88,551            60,989
                                                      ------------      ------------
Total assets                                          $  1,806,846      $  1,745,124
                                                      ============      ============
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts and notes payable                          $     24,593      $     30,963
  Other current liabilities                                181,209           189,536
                                                      ------------      ------------
     Total current liabilities                             205,802           220,499

Long-term debt                                             175,140           150,358
Other long-term liabilities                                 23,658            25,483
                                                      ------------      ------------
     Total liabilities                                     404,600           396,340

Stockholders' equity:
  Preferred stock                                                -                 -
  Redeemable common stock                                    1,009             1,002
  Common stock                                               1,343             1,343
  Other stockholders' equity                             1,399,894         1,346,439
                                                      ------------      ------------
Total stockholders' equity                               1,402,246         1,348,784
                                                      ------------      ------------
Total liabilities and stockholders' equity            $  1,806,846      $  1,745,124
                                                      ============      ============


            See notes to condensed consolidated financial statements.


                                GENENTECH, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

Note 1.     Statement of Accounting Presentation

In the opinion of Genentech, Inc. (the Company), the accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of adjustments of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three-month periods ended March 31, 1995 and 1994 are not necessarily indicative of the results that may be expected for the year ending December 31, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report to Stockholders for the year ended December 31, 1994.

Note 2.     Cash and Cash Equivalents

The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. These debt instruments are recorded at amortized cost which approximates fair value.

Note 3.     Inventories

Inventories at March 31, 1995 and December 31, 1994 are summarized below:

                                           1995             1994
                                        ----------      ----------
                                                (thousands)
            Raw materials               $   13,697      $  13,145
            Work in process                 66,275         76,974
            Finished goods                  14,328         13,081
                                        ----------      ----------
                Total                   $   94,300      $ 103,200
                                        ==========      ==========

Inventories are stated at the lower of cost or market. Cost is determined using a weighted-average approach which approximates the first-in, first-out method.

Note 4.     Quasi-Reorganization

On February 18, 1988 the Company's Board of Directors approved the elimination of the Company's accumulated deficit through an accounting reorganization of its stockholders' equity accounts (a quasi-reorganization) effective October 1, 1987 that did not involve any revaluation of assets or liabilities. The quasi-reorganization did not involve any revaluation of assets or liabilities because for similar classes of assets their fair values were no less than their book values and for similar classes of liabilities their book values were no less than their fair values. The accumulated deficit of $329.5 million was eliminated by a transfer from additional paid-in capital in an amount equal to the accumulated deficit. Simultaneously with the quasi-reorganization, the Company adopted Financial Accounting Standards Board

                                GENENTECH, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

Statement (FAS) 96. FAS 96 provided for recognition of the tax benefits of operating loss and tax credit carryforward items that arose prior to a quasi-reorganization involving only the elimination of a deficit in retained earnings being reported in the income statement and then being reclassified from retained earnings to additional paid-in capital. Subsequently, in September 1989, the staff of the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) 86 which states that a quasi-reorganization cannot involve only an elimination of a deficit in retained earnings and, therefore, the tax benefits of prior operating loss and tax credit carry-forwards must be reported as a direct addition to additional paid-in capital rather than being recorded in the income statement.

In February 1992, the Financial Accounting Standards Board issued FAS 109, which supersedes FAS 96. FAS 109 requires companies that have previously both adopted FAS 96 and effected a quasi-reorganization that involves only a deficit elimination, as did the Company, to continue to report the tax benefits of prior operating losses and tax credit carryforwards in a manner consistent with FAS 96. FAS 109 also provides that companies effecting a quasi-reorganization after February 1992 that involves only a deficit elimination shall report the tax benefits of prior operating losses and tax credit carryforwards in a manner consistent with SAB 86.

The Company will continue to report in income the recognition of operating loss and tax credit carryforward items arising prior to the quasi-reorganization due to the Company's adoption of its quasi-reorganization in the context of its interpretation of FAS 96 and the quasi-reorganization literature existing at the date the quasi-reorganization was effected. The SEC staff has indicated that it would not object to the Company's accounting for such tax benefits. If the provisions of SAB 86 had been applied, net income for the three months ended March 31, 1995 would have been reduced by approximately $10.0 million or $.08 per share (1994 - net income reduced by $13.6 million or $.11 per share).

Note 5.     Legal Proceedings

The Company is a party to various legal proceedings including patent infringement cases involving human growth hormone, Activase and antibodies to IgE (a protein central to allergic reactions), and product liability cases involving Activase. The Company and its directors are defendants in two suits filed in California challenging their actions in connection with the Company's 1990 merger with a wholly owned subsidiary of Roche Holdings, Inc. (Roche).
In addition, the Company, its directors, a former director and Roche are defendants in a number of suits filed in Delaware by certain individual shareholders purporting to represent shareholders as a class alleging, in general, breach of their fiduciary duties to the Company in connection with the proposed extension of Roche's option to cause the Company to redeem its Redeemable Common Stock and transactions related thereto. See also Note 6 - Subsequent Event - Roche Holdings, Inc.

Based upon the nature of the claims made and the investigation completed to date by the Company and its counsel, the Company believes the outcome of the above actions will not have a material adverse effect on the financial position, results of operations or cash flows of the Company.

                                GENENTECH, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)


Note 6.     Subsequent Event - Roche Holdings, Inc.

On May 1, 1995 the Company announced a proposed agreement with Roche, subject to the approval of a majority of shares not held by Roche or its affiliates, to extend for four years Roche's option to cause Genentech to redeem the outstanding redeemable common stock of the Company at a predetermined price. The option price is set at $61.25 per share on July 1, 1995, increasing by $1.25 per share each quarter through June 30, 1997, and thereafter escalating at $1.50 per share each quarter, to $82.00 per share at the end of the option period on June 30, 1999. If Roche does not cause the redemption as of June
30, 1999, or the Company is insolvent, Genentech's stockholders will have the option to cause the Company to redeem some or all of their shares (and Roche will concurrently purchase a like number of shares of common stock at $60.00 per share) at $60.00 per share within thirty business days following July 1, 1999 and sixty business days in an insolvency situation. Under the agreement Roche may increase its ownership of the Company up to 79.9% by making purchases on the open market. Roche currently holds approximately 65% of the outstanding common equity of the Company. As part of the agreement, Roche will be granted an option at terms discussed below for ten years for licenses to use and sell certain of Genentech's products in non-U.S. markets. As a general matter, such option for a Genentech product must be exercised at, or prior to, the conclusion of Phase II clinical trials. If Roche exercises such an option, the Company and Roche will split equally all development expenses, including preclinical, clinical, process development and related expenses, both prospectively, and retroactively, incurred by the Company with respect to the development of the product in the United States. Roche will pay all non-U.S. development expenses. In general, Roche will pay a royalty of 12.5% until a product reaches $100 million in aggregate sales outside of the U.S., when the royalty rate increases to 15%. As part of the agreement, Roche will have exclusive rights to, and pay the Company 20% royalties on, Canadian sales of the Company's existing products, as well as European sales of Pulmozyme. The Company will supply its products to Roche for sales outside of the U.S. at cost plus 20 percent. Roche retains its right to cause the Company to redeem all of its redemmable common stock on or prior to June 30, 1995 at $60.00 per share.

Note 7.     Subsequent Event - Research and Development Arrangements

In December 1994, the Company entered into a collaboration with Scios Nova Inc. (Scios Nova) for the development of Scios Nova's Auriculin for the treatment of acute renal failure, as previously disclosed. In May 1995, the preliminary results of the drug's Phase III clinical trials were announced, indicating that, except for a subpopulation of acute renal failure patients, the drug did not either decrease the need for dialysis or decrease mortality in the population studied. Subsequent to the announcement, the market price of Scios Nova's common stock lost approximately 46% of its value. Upon further analysis of the clinical data, Scios Nova and the Company will determine the next appropriate steps for the development of Auriculin.
Subject to the outcome of this analysis, and the stock market's reaction to it, the decline in the market value of Scios Nova's common stock may be deemed to be other than temporary. If so, and based upon the current value of the shares of Scios Nova, the Company could record a loss on its investment in Scios Nova's stock of approximately $6 million in future periods.

                               GENENTECH, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

As discussed in Note 6 in the Notes to Condensed Consolidated Financial Statements, under the proposed agreement with Roche, Roche will have exclusive rights to Canadian sales of the Company's existing products, and European sales of Pulmozyme. In return the Company will receive royalties at the rate of 20% of sales. Roche will receive at commercial terms an option to collaborate on the development and sales of future drugs. Subject to stockholder approval of the agreement and Roche's exercise of rights to develop or sell the Company's products, product sales, royalties and contract revenue, as well as R & D and other expenses, could be significantly affected in future periods.

RESULTS OF OPERATIONS
(dollars in millions, except per share amounts)

                                     Three Months Ended March 31
                                   -------------------------------
REVENUES                             1995       1994     % Change
- ---------                          --------   --------   ---------
Revenues                            $239.0     $198.9       20%
                                   ========   ========   =========


PRODUCT SALES
- ----------------------
Activase                            $ 78.2     $ 70.2       11%
Protropin and Nutropin                54.4       53.6        1
Pulmozyme                             28.5       22.4       27
Actimmune                              1.0        1.6      (38)
                                   --------   --------   ---------
Total product sales                 $162.1     $147.8       10%
                                   ========   ========   =========

Sales of Activase, registered trademark, (Alteplase, recombinant) tissue-plasminogen activator increased 11% in the quarter ended March 31, 1995 compared to the quarter ended March 31, 1994. Total Activase sales in 1995 included $3.8 million of sales to Japanese licensees. Sales in the U.S. and Canada were higher due to an increase in the number of patients receiving thrombolytic therapy and the continued positive impact of the results of the worldwide Global Utilization of Activase and Streptokinase in Occluded Coronary Arteries (GUSTO) clinical trial. This international trial showed that a new accelerated infusion regimen for Activase was superior compared to another clot-dissolving agent for the management of acute myocardial infarction (heart attack). In April 1995, the Food and Drug Administration
(FDA) approved for marketing the accelerated infusion of Activase, allowing revised labeling for the product incorporating data from the GUSTO study.

Sales of the Company's two growth hormone products - Protropin, registered trademark, (somatrem for injection) and Nutropin, registered trademark, (somatropin [rDNA origin] for injection)- increased to $54.4 million in the first quarter of 1995 from $53.6 million in the first quarter of 1994. In May 1995, a competitor received Food and Drug Administration approval to market its growth hormone product in the United States. Decreases in sales may occur as competitors enter the market.

Sales of Pulmozyme, registered trademark, (dornase alfa), increased 27% in the first three months of 1995 over the comparable period in the prior year. The product was launched in the United States and Canada during the first quarter of 1994, and launched in Europe at the end of that quarter. The increase between quarters reflects market launches in additional European countries and continued adoption of this new therapy by physicians to treat cystic fibrosis patients. The Company currently markets the drug in the United States and, through its Canadian subsidiary, in Canada. Under the existing collaboration with F. Hoffmann-LaRoche, Ltd. (HLR), Genentech Europe Limited and its affiliates promote Pulmozyme in the United Kingdom, Ireland, the Netherlands and Germany, while HLR is responsible for promoting the product in the remaining Western European countries in the collaboration.

                                     Three Months Ended March 31
ROYALTIES, CONTRACT AND             ------------------------------
  OTHER, AND INTEREST INCOME          1995       1994     % Change
- -----------------------------       --------   --------   --------
Royalties                           $ 47.1      $33.7        40%
Contract and other                    16.2        7.5       116
Interest income                       13.6        9.9        37

Royalty income increased primarily as a result of increases in licensees' net sales subject to royalties and the recognition of $7.5 million of royalties in the first quarter of 1995 relating to the December 1994 settlement with Eli Lilly and Company. The impact on total royalties of changes in foreign currency translation rates, net of gains and losses recognized on foreign exchange hedging instruments and the amortization of expense related to foreign currency options outstanding during the period, was not material.

Contract revenues increased between quarters due to variations in the timing of contract benchmark achievements, varying payment amounts and the initiation of new arrangements. Other revenues in 1995 included $4.0 million of gains recorded from the sales of biotechnology equity securities owned by the Company.

The increase in interest income occurred due to higher available interest rates and a larger investment portfolio in 1995. The total investment portfolio, consisting of cash, cash equivalents, short-term marketable securities and long-term marketable securities increased from $780.7 million as of March 31, 1994 to $942.3 million as of March 31, 1995.

                                     Three Months Ended March 31
                                    ------------------------------
COSTS AND EXPENSES                    1995       1994     % Change
- --------------------------          --------   --------   --------
Cost of sales                        $ 26.8     $ 22.1       21%
Research and development               94.9       74.4       28
Marketing, general and
  administrative                       64.3       60.1        7
Interest expense                        1.9        1.8        6
                                    --------   --------   --------
  Total costs and expenses           $187.9     $158.4       19%
                                    ========   ========   ========

Cost of sales increased in the first quarter of 1995 due to a change in product mix, a 10% increase in product sales and inventory write offs in 1995.

R&D expenses for the first three months of 1995 increased over the comparable period in 1994 due to increased production of products for clinical trials and higher in-licensing expenses. In-licensing expenses in the first quarter of 1995 included $4.0 million paid to IDEC Pharmaceutical Corporation (IDEC) under the previously disclosed collaboration to develop IDEC's anti-CD20 monoclonal antibody, IDEC-C2B8.

Marketing, general and administrative expenses increased in the first quarter of 1995 due to higher marketing and selling expenses in Europe, as Pulmozyme is now sold in more European countries than in the first quarter of 1994, and due to an overall increase in other corporate expenses.

Interest expense relates primarily to interest on the Company's 5% convertible subordinated debentures, net of capitalized interest, and interest on a new $25.0 million long-term borrowing arrangement of the Company's Canadian subsidary.

                                      Three Months Ended March 31
                                    ------------------------------
INCOME TAXES                          1995       1994    % Change
- -------------                       --------   --------  ---------
Income taxes                         $ 7.7      $ 1.6       381%

The increase in income tax expense was due to higher income before taxes and an increase in the effective income tax rate, from 4% in the first quarter of 1994 to 15% in the first quarter of 1995. The increase in the effective tax rate was primarily related to a higher alternative minimum tax (AMT) in 1995, due to the complete utilization of available AMT loss carryforwards in 1994.

                                      Three Months Ended March 31
                                    ------------------------------
NET INCOME                            1995       1994     % Change
- -------------------                 --------   --------   --------
Net income                           $43.4      $38.9        12%
Earnings per share                     .36        .33         9

Net income increased in 1995 due to overall higher revenues from all sources, partially offset by increases in research and development and other expenses, including income taxes.


LIQUIDITY AND CAPITAL
  RESOURCES                        March 31, 1995       December 31, 1994
- --------------------------        ----------------     -------------------
Cash, cash equivalents,
 short-term investments
 and long-term marketable
 securities                            $942.3                 $920.9

Working capital                         810.4                  776.6

Cash generated from operations, maturities of short-term investments, stock issuances and proceeds from borrowings, was used to make investments in long-term marketable securities, other assets and capital expenditures. Cash and cash equivalents at March 31, 1995 increased $43.4 million compared to December 31, 1994. Working capital increased $33.8 million. The Company believes that its cash, cash equivalents, and short-term and long-term investments, together with funds provided by operations and leasing arrangements, will be sufficient to meet its operating cash requirements.

                                GENENTECH, INC.
                    INDEPENDENT ACCOUNTANTS' REVIEW REPORT


The Board of Directors and Stockholders
Genentech, Inc.


We have reviewed the accompanying condensed consolidated balance sheet of Genentech, Inc. as of March 31, 1995, and the related condensed consolidated statements of income and cash flows for the three-month periods ended March 31, 1995 and 1994. These financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, which will be performed for the full year with the objective of expressing an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying condensed consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Genentech, Inc. as of December 31, 1994, and the related consolidated statements of income, stockholders' equity, and cash flows for the year then ended (not presented herein) and in our report dated January 17, 1995, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1994, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.





                                             ERNST & YOUNG LLP

San Jose, California
April 10, 1995

                                GENENTECH, INC.
                           PART II.  OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS

In May 1995, a number of purported shareholder class action lawsuits were filed in Delaware's Chancery Court against the Company, its directors, a former director, and Roche alleging, in general, breach of their fiduciary duties to the Company in connection with the proposed extension of Roche's option to cause the Company to redeem its redeemable common stock and transactions related thereto.

See also Note 5, "Legal Proceedings" in Part I, "Notes to Consolidated Financial Statements."

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            (a)  Exhibits

                 15.1  Letter re:   Unaudited Interim Financial Information

                 27.1  Financial Data Schedule

            (b)  Reports on Form 8-K

                 There were no reports on Form 8-K filed for the quarter ended March 31, 1995.

                                GENENTECH, INC.
                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


 Date:     May 15, 1995                      GENENTECH, INC.


 /S/G. KIRK RAAB                             /S/LOUIS J. LAVIGNE, JR.
 -----------------------------               -----------------------------
 G. Kirk Raab                                Louis J. Lavigne, Jr.
 President and Chief Executive Officer       Senior Vice President and
                                             Chief Financial Officer


                                             /S/BRADFORD S. GOODWIN
                                             -----------------------------
                                             Bradford S. Goodwin
                                             Vice President and Controller

                                                                  Exhibit 15.1





May 15, 1995

Securities and Exchange Commission
Washington, DC  20549

We are aware of the incorporation by reference in the Registration Statements pertaining to the 1994 Stock Option Plan, the 1991 Employee Stock Plan, the 1990 Stock Option/Stock Incentive Plan, the 1984 Incentive Stock Option Plan and the 1984 Non-Qualified Stock Option Plan, the shares issuable to certain warrant holders, the shares issuable to certain convertible subordinated debenture holders, the Genentech, Inc. Tax Reduction Investment Plan and in the related prospectuses, as applicable, contained in such Registration Statements of our report dated April 10, 1995 relating to the unaudited condensed consolidated interim financial statements of Genentech, Inc. which are included in its Form 10-Q for the quarter ended March 31, 1995.

Pursuant to Rule 436(c) of the Securities Act of 1933 our report is not a part of the registration statement prepared or certified by accountants within the meaning of Section 7 or 11 of the Securities Act of 1933.


                                                     Very truly yours,




                                                     ERNST & YOUNG LLP