Form 10-Q
period 1995-06-30
GENENTECH INC
filed 1995-08-14
CIK 318771

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC  20549

                                    FORM 10-Q

                                    (Mark One)

X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended June 30, 1995.

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock $.02 par value                    67,133,409
Class                                          Outstanding at June 30, 1995

Redeemable Common Stock $.02 par value         51,106,509
Class                                          Outstanding at June 30, 1995







                                   GENENTECH, INC.
                                        INDEX

PART I.     FINANCIAL INFORMATION                                       PAGE NO.
Condensed Consolidated Statements of Income -
for the three months and six months ended
June 30, 1995 and 1994                                                       3

Condensed Consolidated Statements of Cash Flows -
for the six months ended June 30, 1995 and 1994                              4

Condensed Consolidated Balance Sheets -
June 30, 1995 and December 31, 1994                                          5

Notes to Condensed Consolidated Financial Statements                       6-9

Management's Discussion and Analysis of Financial Condition
and Results of Operations                                                10-14

Independent Accountants' Review Report                                      15

PART II.     OTHER INFORMATION                                           16-17

SIGNATURES                                                                  18


                           PART I.  FINANCIAL INFORMATION

                                  GENENTECH, INC.
                    CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                       (thousands, except per share amounts)
                                    (unaudited)

                                              Three Months          Six Months
                                             Ended June 30         Ended June 30
                                         ---------------------  --------------------
                                            1995        1994      1995       1994
                                         ---------   ---------  ---------  ---------
Revenues:
  Product sales                          $ 161,236   $ 152,574  $ 323,303  $ 300,372
  Royalties                                 49,424      26,099     96,573     59,778
  Contract and other                         7,861       6,842     24,083     14,369
  Interest                                  14,532       9,407     28,061     19,273
                                         ---------   ---------  ---------  ---------
     Total revenues                        233,053     194,922    472,020    393,792

Costs and expenses:
  Cost of sales                             24,312      24,565     51,062     46,696
  Research and development                  87,167      73,008    182,126    147,384
  Marketing, general and administrative     67,814      60,817    132,137    120,928
  Special charge (merger related)            8,000           -      8,000          -
  Interest                                   2,039       1,754      3,910      3,532
                                         ---------   ---------  ---------  ---------
    Total costs and expenses               189,332     160,144    377,235    318,540

Income before taxes                         43,721      34,778     94,785     75,252

Income tax provision                         6,558       1,391     14,218      3,010
                                         ---------   ---------  ---------  ---------
Net income                               $  37,163   $  33,387  $  80,567  $  72,242
                                         =========   =========  =========  =========
Net income per share                     $     .31   $     .28  $     .67  $     .61
                                         =========   =========  =========  =========
Weighted average number of shares used
  in computing per share amounts           120,899     119,041    120,696    118,924
                                         =========   =========  =========  =========

              See notes to condensed consolidated financial statements.

                                   GENENTECH, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (thousands)
                                     (unaudited)
                                                                   Six Months
                                                                  Ended June 30
                                                             -----------------------
                                                                 1995         1994
                                                             -----------  ----------
Cash flows from operating activities:
  Net income                                                  $  80,567   $  72,242
  Adjustments to reconcile net income to net cash provided
   by operating activities:
     Depreciation and amortization                               28,899      25,114
     Gain on sales of securities available-for-sale              (5,730)          -
     Writedown of securities available-for-sale                   6,609           -
     Gain on sale of a non-marketable equity security              (703)          -
     Writedown of non-marketable equity securities                  469         750
  Changes in assets and liabilities:
     Receivables and other current assets                       (69,948)      3,587
     Inventories                                                 10,312     (10,281)
     Accounts payable, accrued liabilities
       and other long-term liabilities                            5,023         569
                                                              ----------  ----------
  Net cash provided by operating activities                      55,498      91,981

Cash flows from investing activities:
  Purchases of securities held-to-maturity                     (286,197)   (538,609)
  Proceeds from maturities of securities held-to-maturity       484,815     434,487
  Purchases of securities available-for-sale                   (225,942)     (5,302)
  Proceeds from sales of securities available-for-sale           20,334           -
  Proceeds from sale of a non-marketable equity security            703           -
  Capital expenditures                                          (23,728)    (42,662)
  Change in other assets                                        (25,694)        361
                                                              ----------  ----------
  Net cash used in investing activities                         (55,709)   (151,725)

Cash flows from financing activities:
  Stock issuances                                                26,644      28,003
  Additions to long-term debt and short-term borrowings          26,109           -
  Repayment of long-term debt, including current portion           (425)       (388)
                                                              ----------  ----------
  Net cash provided by financing activities                      52,328      27,615
                                                              ----------  ----------
Net increase (decrease) in cash and cash equivalents             52,117     (32,129)
  Cash and cash equivalents at beginning of period               66,713     117,473
                                                              ----------  ----------
  Cash and cash equivalents at end of period                  $ 118,830   $  85,344
                                                              ==========  ==========


              See notes to condensed consolidated financial statements.

                                   GENENTECH, INC.
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                                     (thousands)
                                                        June 30,        December 31,
                                                          1995               1994
                                                      ------------      ------------
ASSETS                                                (unaudited)
Current assets:
  Cash and cash equivalents                           $    118,830      $     66,713
  Short-term investments                                   625,701           652,461
  Accounts receivable, net (including amounts from
    a related party: 1995-$30,487; 1994-$13,184)           185,416           146,267
  Inventories                                               92,888           103,200
  Prepaid expenses and other current assets                 54,736            28,475
                                                      ------------      ------------
     Total current assets                                1,077,571           997,116

Long-term marketable securities                            241,228           201,726
Property, plant and equipment, less
  accumulated depreciation
  (1995-$245,228; 1994-$215,255)                           483,731           485,293
Other assets                                                88,299            60,989
                                                      ------------      ------------
Total assets                                          $  1,890,829      $  1,745,124
                                                      ============      ============
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts and notes payable                          $     29,976      $     30,963
  Other current liabilities (including amounts due
    to a related party: 1995-$5,528; 1994-$2,280)          198,459           189,536
                                                      ------------      ------------
     Total current liabilities                             228,435           220,499

Long-term debt                                             175,503           150,358
Other long-term liabilities                                 22,708            25,483
                                                      ------------      ------------
     Total liabilities                                     426,646           396,340

Stockholders' equity:
  Preferred stock                                                -                 -
  Redeemable common stock                                    1,022             1,002
  Common stock                                               1,343             1,343
  Other stockholders' equity                             1,461,818         1,346,439
                                                      ------------      ------------
Total stockholders' equity                               1,464,183         1,348,784
                                                      ------------      ------------
Total liabilities and stockholders' equity            $  1,890,829      $  1,745,124
                                                      ============      ============




                See notes to condensed consolidated financial statements.

                                GENENTECH, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

Note 1.     Statement of Accounting Presentation

In the opinion of Genentech, Inc. (the Company), the accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of adjustments of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended June 30, 1995 and 1994 are not necessarily indicative of the results that may be expected for the year ending December 31, 1995. The condensed consolidated balance sheet as of December 31, 1994 has been derived from the audited financial statements as of that date. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report to Stockholders for the year ended December 31, 1994.

Note 2.     Pending Transaction with Roche Holdings, Inc.

On May 1, 1995 the Company announced an agreement with Roche, subject to the approval of a majority of shares not held by Roche or its affiliates, to extend for four years Roche's option to cause Genentech to redeem the outstanding redeemable common stock of the Company at a predetermined price. The option price was set at $61.25 per share on July 1, 1995, increasing by $1.25 per share each quarter through June 30, 1997, and thereafter escalating at $1.50 per share each quarter, to $82.00 per share at the end of the option period on June 30, 1999. If Roche does not cause the redemption as of June 30, 1999, Genentech's stockholders will have the option to cause the Company to redeem (put) some or all of their shares at $60.00 per share (and Roche will concurrently purchase a like number of shares of common stock at $60.00 per share) within thirty business days following July 1, 1999. Under the agreement Roche may increase its ownership of the Company up to 79.9% by making purchases on the open market. Roche currently holds approximately 65% of the outstanding common equity of the Company. As part of the agreement, Roche will be granted an option at terms discussed below for ten years for licenses to use and sell certain of Genentech's products in non-U.S. markets. As a general matter, such option for a Genentech product must be exercised at, or prior to, the conclusion of phase II clinical trials for each product. In general, for each product for which Roche exercises its option, the Company and Roche will share equally all development expenses, including preclinical, clinical, process development and related expenses, both prospectively and retroactively incurred by the Company with respect to the development of the product in the United States. Roche will pay all non-U.S. development expenses. In general, Roche will pay a royalty of 12.5% until a product reaches $100 million in aggregate sales outside of the U.S., when the royalty rate increases to 15%. As part of the agreement, Roche will have exclusive rights to, and pay the Company 20% royalties on, Canadian sales of the Company's existing products, as well as European sales of Pulmozyme. The Company will supply its products to Roche for sales outside of the U.S. at cost plus 20 percent.

On May 25, 1995 the Company announced that the form of the option agreement was changed from a "transaction agreement" to a "merger agreement." The terms of the new agreement remained identical in substance to the previous one, except that the date by which Genentech stockholders must approve the

                                GENENTECH, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

transaction was extended to September 30, 1995. If not approved by that date, both Genentech and Roche have the right to terminate the agreement. The change in form of transaction was technically necessary because the issue was not expected to come to a stockholder vote by June 30, 1995, the date by which the 1990 agreement with Roche expired. After the close of business on June 30, 1995 Genentech redeemable common stock converted to common stock; see additional discussion at Note 8 "Subsequent Event - Common Stock and Redeemable Common Stock. "

On July 10, 1995 the Company announced that the "call" price, or price at which Roche may cause Genentech to redeem the common stock, would be increased as part of an agreement in principle to settle stockholder lawsuits, as more fully discussed in Note 5 "Legal Proceedings." The new redemption price, subject to court approval, begins at $61.75 in the third quarter of 1995 escalating at the same rate noted above with a final redemption price of $82.50. The put price remains unchanged at $60.00 per share. Additionally as part of the proposed settlement, the cut off date for stockholder approval of the transaction was extended to October 31, 1995.

Note 3.     Special Charge

The Company recorded an $8.0 million special charge in the second quarter of 1995 related to the proposed merger agreement with Roche discussed in Note 2 "Pending Transaction with Roche Holdings, Inc." The special charge includes legal expenses, filing fees and other costs related to the agreement, as well as charges associated with the proposed settlement of stockholder lawsuits filed after the transaction was announced (see Note 5 "Legal Proceedings"). The Company expects to incur approximately $13.0 million in additional merger related special charges in the second half of 1995, a portion of which is contingent upon the approval of the merger agreement, and record a special charge of approximately $4.0 million in the third quarter of 1995 related to the termination of the Company's former chief executive officer.

Note 4.     Quasi-Reorganization

On February 18, 1988 the Company's Board of Directors approved the elimination of the Company's accumulated deficit through an accounting reorganization of its stockholders' equity accounts (a quasi-reorganization) effective October 1, 1987 that did not involve any revaluation of assets or liabilities. The quasi-reorganization did not involve any revaluation of assets or liabilities because for similar classes of assets their fair values were no less than their book values and for similar classes of liabilities their book values were no more than their fair values. The accumulated deficit of $329.5 million was eliminated by a transfer from additional paid-in capital in an amount equal to the accumulated deficit. Simultaneously with the quasi-reorganization, the Company adopted Financial Accounting Standards Board Statement (FAS)
96. FAS 96 provided for recognition of the tax benefits of operating loss and tax credit carryforward items that arose prior to a quasi-reorganization involving only the elimination of a deficit in retained earnings being reported in the income statement and then being reclassified from retained earnings to additional paid-in capital. Subsequently, in September 1989, the staff of the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) 86 which states that a quasi-reorganization cannot involve only an elimination of a deficit in retained earnings and, therefore, the tax benefits of prior operating loss and tax credit carryforwards must be reported as a direct addition to additional paid-in capital rather than being recorded in the income statement.

                                GENENTECH, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

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

The Company has continued to report in income the recognition of operating loss and tax credit carryforward items arising prior to the quasi-reorganization due to the Company's adoption of its quasi-reorganization in the context of its interpretation of FAS 96 and the quasi-reorganization literature existing at the date the quasi-reorganization was effected. The SEC staff has indicated that it would not object to the Company's accounting for such tax benefits. If the provisions of SAB 86 had been applied, net income for the three months and six months ended June 30, 1995 would have been reduced by approximately $1.8 million or $.01 per share and $11.8 million or $.10 per share, respectively (1994 - net income reduced by $11.2 million or $.09 per share, and $24.8 million or $.21 per share, respectively). As of June 30, 1995, the operating loss and tax credit carryforwards arising prior to the quasi-reorganization have been fully utilized.

Note 5.     Legal Proceedings

The Company is a party to various legal proceedings including patent infringement cases involving human growth hormone, Activase and antibodies to IgE (a protein central to allergic reactions), and product liability cases involving Activase. The Company and its directors are defendants in two suits filed in California challenging their actions in connection with the Company's 1990 merger with a wholly owned subsidiary of Roche Holdings, Inc. (Roche).
In addition, the Company, its directors, two former directors and Roche are defendants in a number of suits filed in Delaware, which have been consolidated in a single action, by certain individual stockholders purporting to represent stockholders as a class alleging, in general, breach of their fiduciary duties to the Company in connection with the proposed extension of Roche's option to cause the Company to redeem its Redeemable Common Stock and transactions related thereto. The Company, Roche and the attorneys representing the stockholders have entered into a memorandum of understanding settling all claims against the defendants in these actions. In connection with the settlement, if approved by the court, Roche would increase the prices at which it could cause Genentech to redeem the non-Roche owned common stock by $0.50 per share per quarter, to a final price of $82.50 in the quarter ending June 30, 1999, and Genentech would pay the plaintiffs' attorneys up to $3.5 million in attorneys fees, and in connection with the proposed merger, Genentech will absorb the termination costs of six Europe-based Genentech employees.

The Company has received grand jury document subpoenas in the United States District Court for the Northern District of California for documents relating to payments to doctors, nurses and institutions associated with Genentech's National Cooperative Growth Study, and materials related to Genentech's marketing and sales of human growth hormone.

                                GENENTECH, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

Based upon the nature of the claims made and the investigations completed to date by the Company and its counsel, the Company believes the outcome of the above actions will not have a material adverse effect on the financial position, results of operations or cash flows of the Company.

Note 6.     Collaboration with Scios Nova

In December 1994, the Company entered into a collaboration with Scios Nova Inc. (Scios Nova) for the development of Scios Nova's Auriculin for the treatment of acute renal failure. In May 1995, the preliminary results of the drug's Phase III clinical trials were announced, indicating that, except for a subpopulation of acute renal failure patients, the drug did not either decrease the need for dialysis or decrease mortality in the population studied. Scios Nova and the Company are conducting further analysis of the clinical data to determine the next appropriate steps for the development of Auriculin. Subsequent to the announcement, the market price of Scios Nova's common stock lost approximately 46% of its value. The decline in the value of Scios Nova's stock was considered to be other than temporary and the Company recorded a $5.7 million loss on its investment in the second quarter of 1995, included in marketing, general and administrative expenses.

Note 7.     Inventories

Inventories at June 30, 1995 and December 31, 1994 are summarized below:

                                           1995            1994
                                        ----------      ----------
                                                (thousands)

            Raw materials               $  14,132       $   13,145
            Work in process                64,127           76,974
            Finished goods                 14,629           13,081
                                        ----------      ----------
                Total                   $  92,888       $  103,200
                                        ==========      ==========

Note 8.     Subsequent Event - Common Stock and Redeemable Common Stock

After the close of business on June 30, 1995 each share of Genentech redeemable common stock automatically converted to one share of Genentech common stock. The conversion is in accordance with the terms of the redeemable common stock put in place at the time of its issuance in 1990 and as described in Genentech's Certificate of Incorporation. Shares of common stock will no longer be redeemable by Genentech, but will have the same equity interest in Genentech that the redeemable common stock had previously. As discussed in Note 2 "Pending Transaction with Roche Holdings, Inc.," shares of common stock would become redeemable under the new merger agreement with Roche Holdings, Inc. if the agreement is approved by non-Roche stockholders.

Note 9.     Subsequent Event - Research and Development

On July 10, 1995, the Company announced that an independent Data Safety Monitoring Board (DSMB) recommended that the Phase III trial of Pulmozyme, registered trademark (dornase alfa), in patients hospitalized for acute episodes of chronic obstructive pulmonary disease (COPD) be stopped due to the lack of demonstrable benefit shown in the interim analysis of the study. Genentech has accepted the recommendation of the DSMB and is halting enrollment in the trial. These findings do not change the current treatment recommendations for patients with cystic fibrosis.

                               GENENTECH, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

As discussed in Note 2 in the Notes to Condensed Consolidated Financial Statements, under the proposed agreement with Roche, Roche will be granted an option at terms discussed below for ten years for licenses to use and sell certain of Genentech's products in non-U.S. markets. As a general matter, such option for a Genentech product must be exercised at, or prior to, the conclusion of phase II clinical trials for each product. In general, for each product for which Roche exercises its option, the Company and Roche will share equally all development expenses, including preclinical, clinical, process development and related expenses, both prospectively and retroactively incurred by the Company with respect to the development of the product in the United States. Roche will pay all non-U.S. development expenses. In general, Roche will pay a royalty of 12.5% until a product reaches $100 million in aggregate sales outside of the U.S., when the royalty rate increases to 15%. As part of the agreement, Roche will have exclusive rights to, and pay the Company 20% royalties on, Canadian sales of the Company's existing products, as well as European sales of Pulmozyme. The Company will supply its products to Roche for sales outside of the U.S. at cost plus 20 percent. Subject to stockholder approval of the agreement and Roche's exercise of rights to develop or sell the Company's products, product sales, royalties and contract revenue, as well as R & D and other expenses, could be significantly affected in future periods.

RESULTS OF OPERATIONS
(dollars in millions, except per share amounts)


                               Quarter ended June 30     Six months ended June 30
                               ----------------------    ------------------------
REVENUES                        1995   1994  % Change     1995    1994   % Change
-----------------------------  ------ ------ --------    ------  ------  --------
Revenues                       $233.0 $194.9    20%      $472.0  $393.8     20%
                               ====== ====== ========    ======  ======  ========


PRODUCT SALES
----------------------
Activase                       $ 74.1 $ 73.5     1%     $152.3  $143.7       6%
Protropin and Nutropin           55.9   59.5    (6)      110.3   113.1      (2)
Pulmozyme                        30.3   18.7    62        58.8    41.1      43
Actimmune                          .9     .9     0         1.9     2.5     (24)
                               ------ ------ --------    ------  ------  --------
Total product sales            $161.2 $152.6     6%      $323.3  $300.4      8%
                               ====== ====== ========    ======  ======  ========

Net sales of Activase, registered trademark,(Alteplase, recombinant) tissue-plasminogen activator increased 1% in the second quarter of 1995 compared to the second quarter of 1994, and increased 6% for the year-to-date period ended June 30, 1995 over the comparable prior year period. The increase reflects growth in market share, an increase in the number of patients receiving

                                   Page 10
thrombolytic therapy, and $3.8 million of sales of bulk product to Japanese licensees in the first quarter of 1995. In April 1995, the Food and Drug Administration (FDA) approved for marketing an accelerated infusion of Activase, allowing revised labeling for the product incorporating data from the Global Utilization of Activase and Streptokinase in Occluded Coronary Arteries (GUSTO) study. Also during this quarter, an analysis of the GUSTO trial published in the New England Journal of Medicine determined that Activase is cost-effective relative to other medical treatments.

Net sales of the Company's two growth hormone products - Protropin, registered trademark, (somatrem for injection) and Nutropin, registered trademark, (somatropin [rDNA origin] for injection) - decreased 6% and 2% for the second quarter and year-to-date periods ended June 30, 1995, respectively, when compared to the same periods in 1994. This decrease results primarily from the impact of pricing programs for distribution channels and for the managed care sector.

Net sales of Pulmozyme, registered trademark, (dornase alfa), increased 62% and 43% for the quarter and year-to-date periods ended June 30, 1995, respectively, compared to the same periods in 1994. The increase reflects market launches in additional European countries and continued adoption of the product by physicians to treat cystic fibrosis patients. The Company currently markets the drug in the United States and, through its Canadian subsidiary, in Canada. Under the existing collaboration with F. Hoffmann-LaRoche, Ltd.
(HLR), Genentech Europe Limited and its affiliates promote Pulmozyme in the United Kingdom, Ireland, the Netherlands and Germany, while HLR is responsible for promoting the product in the remaining Western European countries in the collaboration.

                                Quarter ended June 30    Six months ended June 30
ROYALTIES, CONTRACT AND        ----------------------    ------------------------
  OTHER, AND INTEREST INCOME    1995   1994  % Change     1995    1994   % Change
-----------------------------  ------ ------ --------    ------  ------  --------
Royalties                      $49.4  $26.1     89%      $96.6   $59.8      62%
Contract and other               7.9    6.8     16        24.1    14.4      67
Interest income                 14.5    9.4     54        28.1    19.3      46

Royalty income increased as a result of increases in licensees' net sales subject to royalties, new royalty arrangements, and the receipt and recognition of $15.0 million of royalties in 1995 ($7.5 million in the second quarter) relating to the December 1994 settlement with Eli Lilly and Company. The impact on total royalties of changes in foreign currency translation rates, net of gains and losses recognized on foreign exchange hedging instruments and the amortization of expense related to foreign currency options outstanding during the period, was not material.

Contract revenues increased between quarters due to variations in the timing of contract benchmark achievements, varying payment amounts and the initiation of new arrangements. Other revenues in 1995 included $6.3 million ($2.3 million in the second quarter) of gains recorded from the sales of biotechnology equity securities owned by the Company.

The increase in interest income occurred due to higher available interest rates and a larger investment portfolio in 1995. The total investment portfolio, consisting of cash and cash equivalents, and short- and long-term marketable securities, increased to $985.8 million as of June 30, 1995 from $819.6 million as of June 30, 1994, and from $920.9 million as of December 31, 1994.


                                     Page 11

                                Quarter ended June 30    Six months ended June 30
                               ----------------------    ------------------------
COSTS AND EXPENSES              1995   1994  % Change     1995    1994   % Change
-----------------------------  ------ ------ --------    ------  ------  --------
Cost of sales                  $ 24.3 $ 24.6    (1%)     $ 51.1  $ 46.7      9%
Research and development         87.2   73.0    19        182.1   147.4     24
Marketing, general and
  administrative                 67.8   60.8    12        132.1   120.9      9
Special charge (merger related)   8.0      -     -          8.0       -      -
Interest expense                  2.0    1.7    18          3.9     3.5     11
                               ------ ------ --------    ------  ------  --------
   Total costs and expenses    $189.3 $160.1    18%      $377.2  $318.5     18%
                               ====== ====== ========    ======  ======  ========

Cost of sales decreased in the second quarter of 1995 compared to the same period in the prior year, although product sales increased 6%, due to reserves of $9.0 million provided in the second quarter of 1994 for potential excess levels of inventories, primarily Pulmozyme and Nutropin. Cost of sales for the year-to-date period ended June 30, 1995 increased over the comparable 1994 period due to higher product sales, which more than offset the effect of the reserves provided in the prior year.

R&D expenses increased 19% and 24% in the second quarter and year-to-date periods of 1995, respectively, over the comparable periods in 1994 due to increased production of products for clinical trials; expenses related to two worldwide Phase III trials - one investigating Pulmozyme in patients with chronic obstructive pulmonary disease (COPD), and one investigating Genentech's anti-HER2 antibody as a potential therapy for breast cancer; and higher first quarter 1995 in-licensing expenses. In-licensing expenses in the first quarter of 1995 included $4.0 million paid to IDEC Pharmaceutical Corporation (IDEC) under the previously disclosed collaboration to develop IDEC's anti-CD20 monoclonal antibody, IDEC-C2B8. The Company intends to continue its commitment to aggressive investment in research and development.

Marketing, general and administrative expenses increased in the quarter ended June 30, 1995 over the comparable prior year period, primarily due to the $5.7 million writedown of an equity investment in Scios Nova Inc. (Scios Nova), the Company's collaborative partner in the development of Auriculin, following the announcement of the preliminary results of the drug's Phase III clinical trials in May 1995. Marketing, general and administrative expenses year-to-date 1995 increased over the same period in 1994 due to the Scios Nova writedown and increased marketing and selling expenses in Europe, as Pulmozyme is now sold in more European countries than in the prior year.

The $8.0 million special charge in the second quarter of 1995 relates to the proposed merger agreement with Roche discussed in Note 2 in Notes to Condensed Consolidated Financial Statements "Pending Transaction with Roche Holdings, Inc." It includes legal expenses, filing fees and other costs related to the agreement, as well as charges associated with the proposed settlement of stockholder lawsuits filed after the transaction was announced (see Note 5 "Legal Proceedings" in Notes to Condensed Consolidated Financial Statements). The Company expects to incur approximately $13.0 million in additional merger related special charges in the second half of 1995, a portion of which is contingent upon the approval of the merger agreement, and record a special charge of approximately $4.0 million in the third quarter of 1995 related to the termination of the Company's former chief executive officer.

Interest expense primarily relates to the Company's 5% convertible subordinated debentures and a new $25 million long-term borrowing arrangement which commenced in February 1995.

                                     Page 12

                               Quarter ended June 30    Six months ended June 30
                               ---------------------    ------------------------
INCOME TAXES                     1995         1994         1995          1994
-----------------------------  --------     --------    ----------    ----------
Income taxes                    $ 6.6        $ 1.4         $14.2        $ 3.0

The increase in income tax expense was due to higher income before taxes and an increase in the effective income tax rate, from 4% in 1994 to 15% in 1995. The increase in the effective tax rate was primarily related to a higher alternative minimum tax (AMT) in 1995, due to the complete utilization of available AMT loss carryforwards in 1994.

                                Quarter ended June 30     Six months ended June 30
                               ----------------------     ------------------------
NET INCOME                      1995   1994  % Change      1995    1994   % Change
-----------------------------  ------ ------ --------     ------  ------  --------
Net income                     $37.2  $33.4      11%      $80.6   $72.2       12%
Earnings per share               .31    .28      11         .67     .61       10

Net income increased in 1995 due to overall higher revenues from all sources, partially offset by increases in research and development and other expenses, including the special charge and income taxes.


LIQUIDITY AND CAPITAL
  RESOURCES                       June 30, 1995       December 31, 1994
-----------------------------    ----------------    -------------------

Cash, cash equivalents,              $ 985.8              $ 920.9
  short-term investments
  and long-term marketable
  securities

Working capital                        849.1                776.6


Cash generated from operations, maturities of investments, stock issuances and borrowings, was used to make investments in marketable securities, other assets and capital additions. Cash and cash equivalents at June 30, 1995 increased $52.1 million compared to December 31, 1994. Working capital increased $72.5 million. The Company believes that its cash, cash equivalents, and short-term and long-term investments, together with funds provided by operations and leasing arrangements, will be sufficient to meet its cash requirements.

Capital expenditures totaled $23.7 million in the first six months of 1995 compared to $42.7 million in the same period in 1994. The decrease was due to the construction in 1994 of a central process utility plant and additional manufacturing facilities, and the 1994 purchase of land for building expansion.

Accounts receivable increased $39.1 million or 27% from December 1994 to June 1995. The change is due to a $17.3 million increase in receivables due from Roche for Pulmozyme shipments to the European collaboration, contract payments and other items; and increases in royalty revenue and product sales of 46% and 8%, respectively, in the first six months of 1995 compared to the last six months of 1994. Prepaid expenses and other current assets increased to $54.7 million at June 30, 1995 from $28.5 million at December 31, 1994, primarily due to an increase in deferred tax assets. Other assets increased $27.3 million in the same period primarily because of the 1995 repurchase from a licensee for $25.0 million of the right to sell Activase in Canada. The asset is being amortized over ten years. If the pending transaction with Roche is approved, the asset is expected to be recovered through royalties received on product sales in Canada.

                    INDEPENDENT ACCOUNTANTS' REVIEW REPORT



The Board of Directors and Stockholders
Genentech, Inc.


We have reviewed the accompanying condensed consolidated balance sheet of Genentech, Inc. as of June 30, 1995, and the related condensed consolidated statements of income for the three-month and six-month periods ended June 30, 1995 and 1994, and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 1995 and 1994. These financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, which will be performed for the full year with the objective of expressing an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such opinion.

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

San Jose, California
July 14, 1995

                                GENENTECH, INC.
                           PART II.  OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

In May 1995, the Company, its directors, two former directors and Roche were named as defendants in a number of suits filed in the Court of Chancery, County of New Castle, Delaware, which have been consolidated in a single action, by certain individual stockholders purporting to represent stockholders as a class alleging, in general, breach of their fiduciary duties to the Company in connection with the proposed extension of Roche's option to cause the Company to redeem its Redeemable Common Stock (which after the close of business on June 30, 1995 automatically converted into Common Stock) and transactions related thereto (the Proposed Transactions). As relief, the suits seek, among other things, a preliminary and permanent injunction against the vote to be held at the Special Meeting of the stockholders of the Company to be held in connection with the Proposed Transactions; a preliminary and permanent injunction against consummation of the Proposed Transactions; an order voiding the Proposed Transactions in the event they are approved by the vote of the stockholders; and damages in an unspecified amount. The Company, Roche and the attorneys representing the stockholders have entered into a memorandum of understanding settling all claims against the defendants in these actions. In connection with the settlement, if approved by the court, Roche would increase the prices at which it could cause Genentech to redeem the non-Roche owned Common Stock by $0.50 per share per quarter, to a final price of $82.50 in the quarter ending June 30, 1999, and Genentech would pay the plaintiffs attorneys up to $3.5 million in attorney fees. In addition, Genentech will absorb the termination costs of six Europe-based Genentech employees.

During the quarter ended June 30, 1995, the Company received grand jury document subpoenas in the United States District Court for the Northern District of California for documents relating to payments to doctors, nurses and institutions associated with Genentech's National Cooperative Growth Study, and materials related to Genentech's marketing and sales of human growth hormone.

See also Note 2 "Pending Transaction with Roche Holdings, Inc." and Note 5 "Legal Proceedings", each in Part I, "Notes to Condensed Consolidated Financial Statements."

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company's Annual Meeting of Stockholders, held on April 13, 1995, three matters were voted upon. A description of each matter and tabulation of votes follows:

      1.    Election of five Directors:

                   Nominee                           Votes
            -------------------        ----------------------------------
                                             For              Withheld
                                       ---------------    ---------------
            Jurgen Drews                 110,553,097           487,325
            Armin M. Kessler             110,549,686           490,736
            Donald L. Murfin             110,554,709           485,713
            John T. Potts, Jr.           110,169,857           870,565
            G. Kirk Raab                 110,548,834           491,588

            There were no abstentions or broker nonvotes.

            Mr. Raab resigned from the Board of Directors on July 7, 1995 as discussed in Item 5 "Other Information."

            The terms of directors Boyer, Levinson, Munro, Smith, Swanson and Tappan continued after the Annual Meeting of Stockholders.

      2.    Approve an amendment of the Company's 1991 Employee Stock Plan:

                                      Votes
            -------------------------------------------------------------
                  For           Against        Abstain        Nonvotes
            --------------   -------------   -----------   --------------

             109,180,014       1,558,287       302,121           0


      3.    Ratification of Ernst & Young LLP as the Company's Independent
             Accountants:

                                   Votes
            -------------------------------------------------------------
                 For            Against        Abstain        Nonvotes
            -------------    -------------   -----------   --------------

             110,827,999        133,636         78,787           0



ITEM 5.     OTHER INFORMATION

On July 10, 1995 the Company announced the appointment of Arthur D. Levinson, Ph.D. as the Company's new president and chief executive officer. He also was named to the Board of Directors. The Board of Directors made the appointment on July 7, 1995 after requesting and accepting the resignation of G. Kirk Raab from the posts and from the Board of Directors the same day. The leadership change followed an inquiry by the Board of Directors, after a June 22 meeting of the Board at which it was disclosed that, during the period of negotiations with Roche Holdings, Inc. concerning the proposed merger agreement, Mr. Raab discussed with Roche a guarantee by Roche of a $2 million personal bank loan. Although no guarantee was provided, the Board decided to appoint a special committee of four independent directors to review Mr. Raab's leadership over the past few years. After an extensive review, the committee recommended, and the Board followed the recommendation, that Mr. Raab's resignation be requested and accepted. The non-Roche members of the Board subsequently undertook another review of the proposed merger transaction with Roche and received a fairness opinion from Morgan Stanley, having previously received a fairness opinion from Lehman Brothers. The Company expects to record a special charge of approximately $4.0 million in the third quarter of 1995 related to the termination of Mr. Raab.


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            (a)  Exhibits

                 15.1  Letter re:   Unaudited Interim Financial Information

                 27.1  Financial Data Schedule

            (b)  Reports on Form 8-K

                 There were no reports on Form 8-K filed during the quarter ended June 30, 1995.

                                GENENTECH, INC.
                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


   Date:  August 14, 1995                        GENENTECH, INC.


   /S/ARTHUR D. LEVINSON                         /S/LOUIS J. LAVIGNE, JR.
   -----------------------------                 -----------------------------
   Arthur D. Levinson, Ph.D.                     Louis J. Lavigne, Jr.
   President and Chief Executive Officer         Senior Vice President and
                                                 Chief Financial Officer



                                                 /S/BRADFORD S. GOODWIN
                                                 -----------------------------
                                                 Bradford S. Goodwin
                                                 Vice President and Controller

                                                                Exhibit 15.1



August 14, 1995

Securities and Exchange Commission
Washington, DC  20549

We are aware of the incorporation by reference in the Registration Statements pertaining to the 1994 Stock Option Plan, the 1991 Employee Stock Plan, the 1990 Stock Option/Stock Incentive Plan, the 1984 Incentive Stock Option Plan and the 1984 Non-Qualified Stock Option Plan, the shares issuable to certain warrant holders, the shares issuable to certain convertible subordinated debenture holders, the Genentech, Inc. Tax Reduction Investment Plan and in the related prospectuses, as applicable, contained in such Registration Statements of our report dated July 14, 1995 relating to the unaudited condensed consolidated interim financial statements of Genentech, Inc. which are included in its Form 10-Q for the quarter and six months ended June 30, 1995.

Pursuant to Rule 436(c) of the Securities Act of 1933 our report is not a part of the registration statement prepared or certified by accountants within the meaning of Section 7 or 11 of the Securities Act of 1933.


                                             Very truly yours,




                                             ERNST & YOUNG LLP