Form 10-K/A
period 1994-12-31
GENENTECH INC
filed 1995-09-18
CIK 318771

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                 Form 10-K/A-1

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

The approximate aggregate market value of voting stock held by nonaffiliates of the registrant is $1,938,520,599 as of March 13, 1995. (A)

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

-----------------------------------------------------------------------------
(A) Excludes 79,457,425 shares of Common Stock and Redeemable Common Stock held by Directors, Officers and stockholders whose ownership exceeds five percent of either the Common Stock or Redeemable Common Stock outstanding at March 13, 1995. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(dollars in millions, except per share amounts)

OVERVIEW

Genentech, Inc. (the Company) is an international biotechnology company that discovers, develops, manufactures and markets human pharmaceuticals for significant medical needs. The science of biotechnological product discovery and development is at the core of the Company's business and has led to ten of the approved human pharmaceutical products of biotechnology. The Company manufactures and markets five of these products directly and receives royalties from the sales of five products which have originated from the Company's technology.

RESULTS OF OPERATIONS

                                                                 Annual % Change

Revenues               1994          1993         1992       94/93         93/92
--------------------------------------------------------------------------------

Revenues            $  795.4      $ 649.7      $ 544.3         22%           19%

Revenues have increased in each year since the Company's inception. The increase in 1994 revenues resulted primarily from higher product sales. The increase in 1993 revenues resulted primarily from higher product sales, royalty income and contract revenues.

                                                               Annual % Change

Product Sales          1994          1993         1992       94/93         93/92
--------------------------------------------------------------------------------
Activase            $ 280.9       $ 236.3      $ 182.2         19%           30%
Protropin and
 Nutropin             225.4         216.8        205.9          4             5
Pulmozyme              88.3             -            -          -             -
Actimmune               6.4           4.3          2.9         49            48
                    ------------------------------------------------------------

Total product sales $ 601.0       $ 457.4      $ 391.0         31%           17%
% of revenues            76%           70%          72%

Activase: The increase in Activase, registered trademark, sales in 1994 and 1993 is attributable to an increase in the number of patients being treated with Activase as a result of the completion of the worldwide Global Utilization of Streptokinase and Activase for occluded coronary arteries (GUSTO) clinical trial and the reporting of its results in 1993. During 1994, Activase market share increased to over 70% from approximately 66% and 50% in 1993 and 1992, respectively, in the United States.

Protropin and Nutropin: Net sales of Protropin, registered trademark, and Nutropin, registered trademark, continued to increase in 1994 due primarily to the introduction of Nutropin for the treatment of chronic renal insufficiency and to more growth hormone inadequate patients starting treatment. The Company has not faced new competition in the growth hormone market, although this possibility exists for 1995. If additional competitors enter the growth hormone market, the Company expects that such competition will have an adverse effect on its sales of Protropin and Nutropin which, depending on the extent and type of competition, could be material to the Company's total growth hormone sales. Factors that may influence future Protropin and Nutropin sales include: the number and market entry dates of new competitive products and their effect on the Company's market share and pricing; the availability of third party reimbursement for the costs of such therapies; and the outcome of litigation involving the Company's patents for growth hormone and related processes.

Pulmozyme: Pulmozyme, registered trademark, was launched during 1994 in the United States, Canada and certain European countries. In 1994, sales totaled $88.3 million. In 1995, as approvals for marketing the product in other European countries are received and a full year of sales is achieved in countries in which Pulmozyme sales began in 1994, the Company expects sales to grow. Other factors that may influence future sales of Pulmozyme for the management of cystic fibrosis include: the number and kinds of patients benefiting from such therapy; the availability of third party reimbursement for the costs of such therapies, physicians' personal experiences in the use and results of the therapy; the development of alternate therapies for the treatment and cure of cystic fibrosis; the development of additional indications for using Pulmozyme; and the cost of Pulmozyme therapy. To protect the Company from adverse changes in foreign currency exchange rates, the Company has purchased simple put options to hedge anticipated non-dollar denominated revenue. All options mature within one year. See Note 6 in the "Notes to Consolidated Financial Statements" for further information.

Actimmune: Actimmune, registered trademark, sales increased in 1994 and 1993 primarily due to the sales of interferon gamma to licensee Boehringer Ingelheim International GmbH, which has approval to market interferon gamma in several countries in its licensed territory.

Royalties, Contract and Other, and Interest Income              Annual % Change

                         1994          1993         1992      94/93       93/92
--------------------------------------------------------------------------------
Royalties             $ 126.0       $ 112.9       $ 91.7        12%         23%

Contract and other       25.6          37.9         16.7       (32)        127

Interest income          42.7          41.5         44.9         3          (8)


The Company receives royalty payments from the sales of various human health care products. These payments have increased in each of the past three years primarily due to increases in product sales by the Company's licensees. In 1994, the largest dollar increase was attributable to royalties earned from the sales of recombinant human insulin. In 1993, the largest dollar increase was attributable to hepatitis B vaccine royalties. Cash flows from royalty income include non-dollar denominated revenues. The Company currently purchases simple foreign currency put options to hedge these cash flows, all of which expire within the next two years. Royalty expense obligations associated with these revenues are included in marketing, general and administrative expenses. In December 1994, the Company and Eli Lilly and Company (Lilly) reached an agreement regarding all patent infringement and contract actions between the two parties, which included the Company granting to Lilly licenses, options to license, or immunities from suit for certain of the Company's patents. Future payments are required from Lilly on sales of these products. The Company expects to record, and receive in cash, $7.5 million of royalty revenues per quarter through 1998, subject to possible offsets and contingent upon Humulin continuing to be marketed in the United States. See Note 12 in the "Notes to Consolidated Financial Statements" for further information.

Contract revenues in 1993 included $18.2 million related to fixed license fees receivable through 1996 from Schering Corporation and its affiliates for a world-wide license to certain patented technology and processes used to produce recombinant interferon alpha. Contract and other revenues will continue to fluctuate due to variations in the timing of contract benchmark achievements, the initiation of new contractual arrangements, and the conclusion of existing arrangements.

Interest income was slightly higher in 1994 due to a larger investment portfolio in 1994 more than offsetting the decline in the average portfolio yield. Similarly, interest income was lower in 1993 compared to 1992 primarily due to the lower average portfolio yield in 1993. The Company enters into interest rate swaps as part of its overall strategy of managing the duration of its investment portfolio. See Note 6 in the "Notes to Consolidated Financial Statements" for further information. Due to the approximately two year effective average duration of the portfolio, which includes the impact of the swaps, the average yield on the portfolio in any one year is primarily a function of financial instruments purchased in prior years. The average portfolio yield decline in 1993 and 1994 reflected the generally continuous decline in interest rates between 1990 and the first quarter of 1994. As discussed in Note 6, during 1994, the Company terminated certain swaps which resulted in an unamortized loss of $6.2 million being recorded at December 31, 1994. The amortization of these losses over the next four years will reduce yields during those years.


                                                             Annual % Change

Costs and Expenses       1994        1993         1992       94/93         93/92
--------------------------------------------------------------------------------
Cost of sales         $ 95.8     $  70.5      $  66.8         36%            6%
Research and
  development          314.3       299.4        278.6          5             7
Marketing, general and
  administrative       248.6       214.4        172.5         16            24
Interest expense         7.1         6.5          4.4          9            48
                      ----------------------------------------------------------

Total costs
  and expenses        $665.8     $ 590.8      $ 522.3         13%           13%
% of revenues             84%         91%          96%

Cost of sales as % of
  product sales           16%         15%          17%
R&D as % of revenues      40          46           51
MG&A as % of revenues     31          33           32

Cost of Sales: Cost of Sales increased in 1994 primarily due to increased product sales and an addition to inventory reserves of $11.9 million. The increase to the inventory reserves was recorded for the likely expiration of Pulmozyme and Nutropin product prior to sale. These products were launched in the beginning of the year and did not meet the Company's initial expectations for sales in 1994. Cost of sales increased in 1993 due to increased product sales.

Research and Development: The increase in R&D expenses in 1994 and 1993 reflects the Company's continued commitment to developing new products and new indications for existing products. Overall increases resulted from the higher level of activity and associated costs of products in the later stages of clinical trials and the manufacture of products for clinical trials. As a percentage of revenues, research and development has declined over the last three years due to increasing revenues combined with the Company's disciplined approach to its research and development investment. The Company now has 12 products in the clinic and two products in preclinical development. At the end of 1993 the Company had nine products in the clinic and four products in preclinical development.

To gain additional access to potential new products and technologies, the Company has established research collaborations, including equity investments, with companies developing technologies that fall outside the Company's research focus and with companies having the potential to generate new products through technology exchanges and investments. The Company has also entered into product-specific collaborations to acquire development and marketing rights for products. In December 1994, the Company entered into a collaboration with Scios Nova Inc. (Scios Nova) for the U.S. and Canadian development of Scios Nova's Auriculin, registered trademark, (anaritide) for the treatment of acute renal failure, which is currently in Phase III clinical trials. See Note 2 in the "Notes to Consolidated Financial Statements" for a further description of this collaboration.

Marketing, General and Administrative: Marketing, general and administrative expenses increased in 1994 primarily due to the launch of Pulmozyme in Europe and higher corporate expenses, including litigation related expenses, and $12.6 million in charges due to the write-down of marketable equity securities of several of the biotechnology companies that are strategic alliance partners of the Company. The declines in the fair value of such securities were considered other than temporary. The increase in 1993 compared to 1992 was primarily due to additional Activase marketing expenses, Pulmozyme marketing costs in preparation for the anticipated U.S. and European product launches in 1994, and increased growth hormone marketing expenses in anticipation of future competition.

Interest expense in 1994, 1993 and 1992, net of amounts capitalized, relates primarily to interest on the Company's 5% convertible subordinated debentures.

Income Before Taxes and Income Taxes           1994        1993        1992
-----------------------------------------------------------------------------
Income before taxes                         $ 129.6      $  58.9     $  21.9

Income tax provision                            5.2            -         1.1
Effective tax rate                                4%           -           5%

Deferred tax assets less
  deferred tax liabilities                  $ 118.6      $ 123.0     $ 132.8

Valuation allowance                            84.4        123.0       132.8
                                            --------------------------------

Total net deferred taxes                    $  34.2      $     -     $     -
                                            ================================

Approximately $26 million of the valuation allowance at December 31, 1994, reflected above relates to the tax benefits of stock option deductions which will be credited to additional paid-in capital when realized.

Realization of the net deferred taxes, future effective tax rates, and future reversals of the valuation allowance (that is, recognition of deferred tax assets) depend on future earnings from existing and new products and new indications for existing products. The timing and amount of future earnings will depend on continued success in marketing and sales of the Company's current products, scientific success, results of clinical trials and regulatory approval of products under development.

The net increase in the effective tax rate from 1993 to 1994 was primarily related to limitations on the utilization of existing carryforwards related to the U.S. alternative minimum tax. Expected increases in future effective tax rates are also attributable to these limitations. Additionally, possible changes in tax legislation could affect the Company's effective tax rate. Based on current projections, the Company estimates its 1995 effective tax rate to be around 15%.

                                                           Annual  %  Change

Net Income               1994        1993       1992       94/93       93/92
-------------------------------------------------------------------------------
Net income             $124.4      $ 58.9     $ 20.8        111%        183%
Net income per share     1.04        0.50       0.18
Net income as a
  % of revenue             16%          9%         4%


Net income as a percent of revenue has increased each year as careful expense management, particularly R&D expense management, has allowed an increasing proportion of revenues to flow to net income. Earnings in 1995 will depend on a continuation of the positive impact of the GUSTO trial results on Activase sales, sales of Pulmozyme, Protropin and Nutropin competition, and the level of costs and expenses.

LIQUIDITY AND CAPITAL RESOURCES                   1994        1993       1992
-------------------------------------------------------------------------------
Cash, cash equivalents, short-term investments
   and long-term marketable debt and equity
   securities                                   $ 920.9    $ 719.8    $ 646.9
Working capital                                   776.6      694.6      447.0
Cash provided by (used in):
   Operating activities                           200.4      114.5       36.0
   Investing activities                          (322.3)    (121.3)    (126.4)
   Financing activities                            71.2       49.9       35.6
Capital expenditures
  (included in investing activities above)     $  (82.8)   $ (87.5)   $(126.0)
Current ratio                                     4.5:1      4.6:1      4.3:1


Cash generated from operating activities was used to purchase short-term investments, long-term marketable securities, and property, plant and equipment, increasing the amount of cash used in investing activities. Cash provided by financing activities increased from the issuance of redeemable common stock under employee stock plans and the exercise of warrants.

Capital expenditures in 1994 include costs incurred for additional manufacturing facilities and the addition of a central process utility plant. Capital expenditures decreased in 1993 as compared to 1992 primarily due to completing construction in 1992 of the Founders Research Center, a state-of-the-art facility housing many of the Company's research activities, and substantially completing in 1992 new manufacturing facilities for Pulmozyme.

PROSPECTIVE INFORMATION

Market Potential/Risk: Over the longer term, the Company's (and its partners') ability to successfully market current products, expand their usage, and bring new products to the marketplace will depend on many factors, including the effectiveness and safety of the products, FDA and foreign regulatory agencies' approvals for new indications, the degree of patent protection afforded to particular products, Orphan Drug Act legislation, the possible future enactments of biotechnology product protection in the United States as well as in Europe and Japan, and the outcome in the United States of potential health care reform legislation. The Company believes it has strong patent protection or the potential for strong patent protection for a number of its products that generate royalty revenue or that the Company is developing; however, the courts will determine the ultimate strength of patent protection of the Company's products and those on which the Company earns royalties. A product that has received an Orphan Drug designation for a specific indication, when approved, will be protected from FDA approval of similar products for similar indications during the first seven years of product sales in the United States. Loss of Orphan Drug Act protection for the Company's products that are currently marketed or in development, resulting from expiration of Orphan Drug status or amendment of the Orphan Drug Act, could lead to increased competition for those products and potentially lower future product revenues.

Roche Holdings, Inc. : At December 31, 1994, the Company was 65% owned by Roche Holdings, Inc. (Roche). See Note 9 in the "Notes to Consolidated Financial Statements" for further information.

Foreign Exchange: The Company receives revenues from countries throughout the world. As a result, risk exists that revenues maybe impacted by changes in the exchange rates between the U.S. dollar and foreign currencies. To mitigate this risk, the Company hedges certain of these revenues as discussed in Note 6 in the "Notes to Consolidated Financial Statements."

Legal Proceedings: The Company is a party to various legal proceedings. See Note 12 in the "Notes to Consolidated Financial Statements" for further information.

General: The Company believes that its cash, cash equivalents, and short-term and long-term investments, together with funds provided by operations and leasing arrangements, will be sufficient to meet its operating cash requirements, including capital expenditures and the development of existing and new products through internal research and development activities, product in-licensing, research collaborations, equity investments and geographic expansion.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        GENENTECH, INC.
                                        Registrant

Date:  September 18, 1995

                                        By: LOUIS J. LAVIGNE, JR.
                                            ----------------------------------
                                            Louis J. Lavigne, Jr.
                                            Senior Vice President and
                                            Chief Financial Officer

                                        By:  BRADFORD S. GOODWIN
                                             ----------------------------------
                                             Bradford S. Goodwin
                                             Vice President and Controller