Form 10-Q/A
period 1995-03-31
GENENTECH INC
filed 1995-09-18
CIK 318771

                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC  20549

                                   FORM 10-Q/A-1

                                    (Mark One)

/ X / Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended March 31, 1995.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes / X /   No

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

RESULTS OF OPERATIONS
(dollars in millions, except per share amounts)

                                     Three Months Ended March 31
                                   -------------------------------
REVENUES                             1995       1994     % Change
---------                          --------   --------   ---------

Revenues                            $239.0     $198.9       20%
                                   ========   ========   =========


PRODUCT SALES
----------------------
Activase                            $ 78.2     $ 70.2       11%
Protropin and Nutropin                54.4       53.6        1
Pulmozyme                             28.5       22.4       27
Actimmune                              1.0        1.6      (38)
                                   --------   --------   ---------
Total product sales                 $162.1     $147.8       10%
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

                                     Three Months Ended March 31
ROYALTIES, CONTRACT AND             ------------------------------
  OTHER, AND INTEREST INCOME          1995       1994     % Change
-----------------------------       --------   --------   --------

Royalties                           $ 47.1      $33.7        40%
Contract and other                    16.2        7.5       116
Interest income                       13.6        9.9        37


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

                                     Three Months Ended March 31
                                    ------------------------------
COSTS AND EXPENSES                    1995       1994     % Change
--------------------------          --------   --------   --------

Cost of sales                        $ 26.8     $ 22.1       21%
Research and development               94.9       74.4       28
Marketing, general and
  administrative                       64.3       60.1        7
Interest expense                        1.9        1.8        6
                                    --------   --------   --------
  Total costs and expenses           $187.9     $158.4       19%
                                    ========   ========   ========

Cost of sales increased in the first quarter of 1995 due to a change in product mix, a 10% increase in product sales, and an additional $1 million reserve for expected product expiration of certain Activase inventories.

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

                                      Three Months Ended March 31
                                    ------------------------------
INCOME TAXES                          1995       1994    % Change
-------------                       --------   --------  ---------

Income taxes                         $ 7.7      $ 1.6       381%


The increase in income tax expense was due to higher income before taxes and an increase in the effective income tax rate, from 4% in the first quarter of 1994 to 15% in the first quarter of 1995. The increase in the effective tax rate was primarily related to a higher alternative minimum tax (AMT) in 1995, due to the complete utilization of available AMT loss carryforwards in 1994.

                                      Three Months Ended March 31
                                    ------------------------------
NET INCOME                            1995       1994     % Change
-------------------                 --------   --------   --------

Net income                           $43.4      $38.9        12%
Earnings per share                     .36        .33         9

Net income increased in 1995 due to overall higher revenues from all sources, partially offset by increases in research and development and other expenses, including income taxes.

LIQUIDITY AND CAPITAL
  RESOURCES                        March 31, 1995       December 31, 1994
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

 Date:     September 18, 1995                GENENTECH, INC.
                                             Registrant

                                         By: /S/ LOUIS J. LAVIGNE, JR.
                                             -----------------------------
                                             Louis J. Lavigne, Jr.
                                             Senior Vice President and
                                             Chief Financial Officer


                                         By: /S/ BRADFORD S. GOODWIN
                                             -----------------------------
                                             Bradford S. Goodwin
                                             Vice President and Controller