Form 10-Q
period 1995-09-30
GENENTECH INC
filed 1995-11-14
CIK 318771

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC  20549

                                    FORM 10-Q

                                    (Mark One)

X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended September 30, 1995.

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock $.02 par value                 118,779,146
Class                                       Outstanding at September 30, 1995







                                   GENENTECH, INC.
                                        INDEX

PART I.     FINANCIAL INFORMATION                                       PAGE NO.

Condensed Consolidated Statements of Income -
for the three months and nine months ended
September 30, 1995 and 1994                                                  3

Condensed Consolidated Statements of Cash Flows -
for the nine months ended September 30, 1995 and 1994                        4

Condensed Consolidated Balance Sheets -
September 30, 1995 and December 31, 1994                                     5

Notes to Condensed Consolidated Financial Statements                       6-9

Management's Discussion and Analysis of Financial Condition
and Results of Operations                                                10-15

Independent Accountants' Review Report                                      16

PART II.     OTHER INFORMATION                                           17-18

SIGNATURES                                                                  19


                           PART I.  FINANCIAL INFORMATION

                                  GENENTECH, INC.
                    CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                       (thousands, except per share amounts)
                                    (unaudited)

                                              Three Months          Nine Months
                                           Ended September 30    Ended September 30
                                         ---------------------  --------------------
                                            1995        1994       1995      1994
                                         ---------   ---------  ---------  ---------
Revenues:
  Product sales                          $ 158,478   $ 142,555  $ 481,781  $ 442,927
  Royalties                                 45,642      33,118    142,215     92,896
  Contract and other                         4,494       7,187     28,577     21,556
  Interest                                  15,297      10,978     43,358     30,251
                                         ---------   ---------  ---------  ---------
     Total revenues                        223,911     193,838    695,931    587,630

Costs and expenses:
  Cost of sales                             24,369      24,460     75,431     71,156
  Research and development                  85,971      73,208    268,097    220,592
  Marketing, general and administrative     55,249      59,341    187,386    180,269
  Special charge
   (primarily merger related)                9,000           -     17,000          -
  Interest                                   1,994       1,843      5,904      5,375
                                         ---------   ---------  ---------  ---------
    Total costs and expenses               176,583     158,852    553,818    477,392

Income before taxes                         47,328      34,986    142,113    110,238

Income tax provision                         7,099       1,400     21,317      4,410
                                         ---------   ---------  ---------  ---------
Net income                               $  40,229   $  33,586  $ 120,796  $ 105,828
                                         =========   =========  =========  =========
Net income per share                     $     .33   $     .28  $    1.00  $     .89
                                         =========   =========  =========  =========
Weighted average number of shares used
  in computing per share amounts           121,334     119,819    120,909    119,222
                                         =========   =========  =========  =========

              See notes to condensed consolidated financial statements.

                                   GENENTECH, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (thousands)
                                     (unaudited)
                                                                   Nine Months
                                                               Ended September 30
                                                             -----------------------
                                                                 1995         1994
                                                             -----------  ----------
Cash flows from operating activities:
  Net income                                                  $ 120,796   $ 105,828
  Adjustments to reconcile net income to net cash provided
   by operating activities:
     Depreciation and amortization                               43,702      37,857
     Gain on sales of securities available-for-sale              (5,897)          -
     Writedown of securities available-for-sale                   6,609       4,000
     Gain on sale of a non-marketable equity security              (703)          -
     Writedown of non-marketable equity securities                  469       1,965
  Changes in assets and liabilities:
     Receivables and other current assets                       (47,015)      4,638
     Inventories                                                 10,500     (16,085)
     Accounts payable, accrued liabilities
       and other long-term liabilities                           10,471        (221)
                                                              ----------  ----------
  Net cash provided by operating activities                     138,932     137,982

Cash flows from investing activities:
  Purchases of securities held-to-maturity                     (481,551)   (963,034)
  Proceeds from maturities of securities held-to-maturity       666,366     756,677
  Purchases of securities available-for-sale                   (243,729)     (7,302)
  Proceeds from sales of securities available-for-sale           35,800           -
  Proceeds from sale of a non-marketable equity security            703           -
  Capital expenditures                                          (38,290)    (58,861)
  Change in other assets                                        (32,594)        198
                                                              ----------  ----------
  Net cash used in investing activities                         (93,295)   (272,322)

Cash flows from financing activities:
  Stock issuances                                                45,607      55,762
  Additions to long-term debt and short-term borrowings          27,224           -
  Repayment of long-term debt, including current portion           (646)       (588)
                                                              ----------  ----------
  Net cash provided by financing activities                      72,185      55,174
                                                              ----------  ----------
Net increase (decrease) in cash and cash equivalents            117,822     (79,166)
  Cash and cash equivalents at beginning of period               66,713     117,473
                                                              ----------  ----------
  Cash and cash equivalents at end of period                  $ 184,535   $  38,307
                                                              ==========  ==========


              See notes to condensed consolidated financial statements.

                                   GENENTECH, INC.
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                                     (thousands)
                                                      September 30,     December 31,
                                                          1995               1994
                                                      ------------      ------------
ASSETS                                                (unaudited)
Current assets:
  Cash and cash equivalents                           $    184,535      $     66,713
  Short-term investments                                   640,321           652,461
  Accounts receivable, net (including amounts from
    a related party: 1995-$22,814; 1994-$13,184)           176,249           146,267
  Inventories                                               92,700           103,200
  Prepaid expenses and other current assets                 39,145            28,475
                                                      ------------      ------------
     Total current assets                                1,132,950           997,116

Long-term marketable securities                            255,371           201,726
Property, plant and equipment, less
  accumulated depreciation
  (1995-$257,978; 1994-$215,255)                           485,544           485,293
Other assets                                                91,712            60,989
                                                      ------------      ------------
Total assets                                          $  1,965,577      $  1,745,124
                                                      ============      ============
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts and notes payable                          $     25,074      $     30,963
  Other current liabilities (including amounts due
    to a related party: 1995-$7,087; 1994-$2,280)          205,319           189,536
                                                      ------------      ------------
     Total current liabilities                             230,393           220,499

Long-term debt                                             176,082           150,358
Other long-term liabilities                                 26,515            25,483
                                                      ------------      ------------
     Total liabilities                                     432,990           396,340

Stockholders' equity:
  Preferred stock                                                -                 -
  Redeemable common stock                                        -             1,002
  Common stock                                               2,376             1,343
  Other stockholders' equity                             1,530,211         1,346,439
                                                      ------------      ------------
Total stockholders' equity                               1,532,587         1,348,784
                                                      ------------      ------------
Total liabilities and stockholders' equity            $  1,965,577      $  1,745,124
                                                      ============      ============




                See notes to condensed consolidated financial statements.

                                GENENTECH, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

Note 1.     Statement of Accounting Presentation

In the opinion of Genentech, Inc. (the Company), the accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of adjustments of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 1995 and 1994 are not necessarily indicative of the results that may be expected for the year ending December 31, 1995. The condensed consolidated balance sheet as of December 31, 1994 has been derived from the audited financial statements as of that date. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report to Stockholders for the year ended December 31, 1994.

In March 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (FAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which requires the Company to review for impairment long-lived assets, certain identifiable intangibles, and goodwill related to those assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In certain situations, an impairment loss would be recognized. FAS 121 is effective for the Company's 1996 fiscal year. In October 1995, the FASB issued FAS 123 "Accounting for Stock Based Compensation" which also will be effective for the Company's 1996 fiscal year. FAS 123 allows companies which have stock-based compensation arrangements with employees to adopt a new fair-value basis of accounting for stock options and other equity instruments, or to continue to apply the existing accounting rules under APB Opinion 25 "Accounting for Stock Issued to Employees" but with additional financial statement disclosure. The Company is evaluating the impact of both of these new standards on its financial position, results of operations, and cash flows.

Note 2.     Transaction with Roche Holdings, Inc.

On October 25, 1995 the Company's non-Roche stockholders approved an agreement with Roche to extend for four years Roche's option to cause Genentech to redeem the outstanding callable putable common stock ("special common stock") of the Company at predetermined prices. During the quarter beginning October 1, 1995, the option price is $62.50 per share, and it increases by $1.25 per share each quarter through June 30, 1997, thereafter escalating at $1.50 per share each quarter, to $82.00 per share at the end of the option period on June 30, 1999. If Roche does not cause the redemption as of June 30, 1999, Genentech's stockholders will have the option to cause the Company to redeem (put) none, some, or all of their shares of special common stock at $60.00 per share (and Roche will concurrently purchase a like number of shares of common stock at $60.00 per share) within thirty business days commencing July 1, 1999. Under the agreement Roche may increase its ownership of the Company up to 79.9% by making purchases on the open market. Roche currently holds approximately 65% of the outstanding common equity of the Company. As part of the

                                GENENTECH, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

agreement, Roche is granted an option at terms discussed below for ten years for licenses to use and sell certain of Genentech's products in non-U.S. markets. As a general matter, such option for a Genentech product must be exercised at, or prior to, the conclusion of phase II clinical trials for each product. In general, for each product for which Roche exercises its option, the Company and Roche will share equally all development expenses, including preclinical, clinical, process development and related expenses, incurred by the Company through that date and prospectively, with respect to the development of the product in the United States. Roche will pay all non-U.S. development expenses. In general, Roche will pay a royalty of 12.5% until a product reaches $100 million in aggregate sales outside of the U.S., when the royalty rate increases to 15%. As part of the agreement, Roche has exclusive rights to, and will pay the Company 20% royalties on, Canadian sales of the Company's existing products and Western European sales of Pulmozyme. The Company will supply its products to Roche for sales outside of the U.S. at cost plus 20 percent.

As part of an agreement in principle to settle stockholder lawsuits, as more fully discussed in Note 4 "Legal Proceedings", the "call" price at which Roche may cause Genentech to redeem the common stock will be increased, upon approval of the settlement agreement by the Delaware Chancery Court, by $0.50 per share each quarter with a final redemption price of $82.50. The put price will remain unchanged at $60.00 per share.

Note 3.     Special Charge

The Company recorded a $9.0 million special charge in the third quarter of 1995 ($17.0 million year-to-date) related to the agreement with Roche discussed in Note 2 "Transaction with Roche Holdings, Inc." and the resignation of the Company's former President and Chief Executive Officer. $5.0 million of the third quarter special charge ($13.0 million year-to-date) relates to the Roche transaction and includes legal expenses, investment banking fees, filing fees and other costs related to the agreement, as well as charges associated with the proposed settlement of stockholder lawsuits filed after the transaction was announced (see Note 4 "Legal Proceedings"). $4.0 million relates to the resignation of the Company's former President and CEO. The Company expects to incur approximately $8.0 million in additional merger-related special charges in the fourth quarter of 1995.

Note 4.     Legal Proceedings

The Company is a party to various legal proceedings including patent infringement cases involving human growth hormone and Activase; a patent infringement and trade secret misappropriation case involving antibodies to IgE (a protein central to allergic reactions); and product liability cases involving Activase. The Company and its directors are defendants in two suits filed in California challenging their actions in connection with the Company's 1990 merger with a wholly owned subsidiary of Roche Holdings, Inc. (Roche).
In addition, the Company, its directors, two former directors and Roche are defendants in a number of suits filed in Delaware, which have been consolidated in a single action, by certain individual stockholders purporting to represent stockholders as a class alleging, in general, breach of their fiduciary duties to the Company in connection with the proposed extension of Roche's option to cause the Company to redeem the outstanding non-Roche owned common stock and transactions related thereto. The Company, Roche and the attorneys representing the plaintiff stockholders have entered into a

                                GENENTECH, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

memorandum of understanding settling all claims against the defendants in these actions except the 1990 suits. In connection with the settlement, if approved by the court, Roche would increase the prices at which it could cause Genentech to redeem the non-Roche owned common stock by $0.50 per share per quarter, to a final price of $82.50 in the quarter ending June 30, 1999, and Genentech would pay the plaintiffs' attorneys up to $3.5 million in attorneys fees, and in connection with the proposed merger, Genentech will absorb the termination costs of six Europe-based Genentech employees.

The Company has received grand jury document subpoenas from the United States District Court for the Northern District of California for documents relating to Genentech's clinical, sales, and marketing activities associated with human growth hormone.

Based upon the nature of the claims made and the investigations completed to date by the Company and its counsel, the Company believes the outcome of the above actions will not have a material adverse effect on the financial position, results of operations or cash flows of the Company.


Note 5.     Inventories

Inventories at September 30, 1995 and December 31, 1994 are summarized below:

                                           1995            1994
                                        ----------      ----------
                                                (thousands)

            Raw materials               $  13,105       $   13,145
            Work in process                63,781           76,974
            Finished goods                 15,814           13,081
                                        ----------      ----------
                Total                   $  92,700       $  103,200
                                        ==========      ==========


Note 6.     Common Stock, Redeemable Common Stock and Special Common Stock

After the close of business on June 30, 1995 each share of Genentech redeemable common stock automatically converted to one share of Genentech common stock. The conversion was in accordance with the terms of the redeemable common stock put in place at the time of its issuance in 1990 and as described in Genentech's Certificate of Incorporation. Pursuant to the approval of the Roche agreement by the majority of outstanding shares of common stock held by non-Roche stockholders on October 25, 1995, as discussed in Note 2 "Transaction with Roche Holdings, Inc.", each share of Genentech common stock (other than shares held by Roche and its affiliates) converted to one share of Genentech special common stock. The special common stock began trading on October 26, 1995.

Note 7.     Quasi-Reorganization

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

                                GENENTECH, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)


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

The Company has continued to report in income the recognition of operating loss and tax credit carryforward items arising prior to the quasi-reorganization due to the Company's adoption of its quasi-reorganization in the context of its interpretation of FAS 96 and the quasi-reorganization literature existing at the date the quasi-reorganization was effected. The SEC staff has indicated that it would not object to the Company's accounting for such tax benefits. If the provisions of SAB 86 had been applied, net income for the nine months ended September 30, 1995 would have been reduced by approximately $11.8 million or $.10 per share (1994 - net income reduced by $36.4 million or $.31 per share). As of June 30, 1995, the operating loss and tax credit carryforwards arising prior to the quasi-reorganization had been fully utilized; thus, there was no impact for the quarter ended September 30, 1995 (the impact in the third quarter of 1994 was $11.5 million or $.10 per share).

                               GENENTECH, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

As discussed in Note 2 in the Notes to Condensed Consolidated Financial Statements, under the approved agreement with Roche, Roche is granted an option at terms discussed below for ten years for licenses to use and sell certain of Genentech's products in non-U.S. markets. As a general matter, such option for a Genentech product must be exercised at, or prior to, the conclusion of phase II clinical trials for each product. In general, for each product for which Roche exercises its option, the Company and Roche will share equally all development expenses, including preclinical, clinical, process development and related expenses, incurred by the Company through that date and prospectively, with respect to the development of the product in the United States. Roche will pay all non-U.S. development expenses. In general, Roche will pay a royalty of 12.5% until a product reaches $100 million in aggregate sales outside of the U.S., when the royalty rate increases to 15%. As part of the agreement, Roche has exclusive rights to, and will pay the Company 20% royalties on, Canadian sales of the Company's existing products and Western European sales of Pulmozyme. The Company will supply its products to Roche for sales outside of the U.S. at cost plus 20 percent. Subject to Roche's exercise of rights to develop or sell the Company's products, product sales, royalties and contract revenue, as well as R & D and other expenses, could be significantly affected in future periods compared to the current quarter and year-to-date periods.

RESULTS OF OPERATIONS
(dollars in millions, except per share amounts)

                                   Quarter ended             Nine months ended
                                    September 30               September 30
                               ----------------------    ------------------------
REVENUES                        1995   1994  % Change     1995    1994   % Change
------------------------       ------ ------ --------    ------  ------  --------
Revenues                       $223.9 $193.8    16%      $695.9  $587.6     18%
                               ====== ====== ========    ======  ======  ========


PRODUCT SALES
----------------------
Activase                       $ 73.2 $ 65.1    12 %     $225.5  $208.7      8%
Protropin and Nutropin           54.2   54.6    (1)       164.5   167.6     (2)
Pulmozyme                        30.1   21.0    43         88.9    62.1     43
Actimmune                         1.0    1.9   (47)         2.9     4.5    (36)
                               ------ ------ --------    ------  ------  --------
Total product sales            $158.5 $142.6    11%      $481.8  $442.9      9%
                               ====== ====== ========    ======  ======  ========

Net sales of Activase, registered trademark,(Alteplase, recombinant) tissue-plasminogen activator increased 12% in the third quarter of 1995 compared to the third quarter of 1994, and increased 8% for the year-to-date period ended September 30, 1995 over the comparable prior year period. The increase primarily reflects growth in U.S. market share; an increase in the number of patients receiving thrombolytic therapy in the U.S. for the year-to-date 1995 period; and $3.8 million of sales of bulk product to Japanese licensees in the year-to-date period of 1995. In April 1995, the Food and Drug Administration (FDA) approved for marketing an accelerated infusion of Activase, allowing revised labeling for the product incorporating data from the Global Utilization of Activase and Streptokinase in Occluded Coronary Arteries (GUSTO) study. Also during the second quarter, an analysis of the GUSTO trial published in the New England Journal of Medicine determined that Activase is cost-effective relative to other medical treatments. As part of the approved agreement with Roche discussed in Note 2 of the Notes to Condensed Consolidated Financial Statements, Roche now has exclusive rights to sell Activase in Canada, and Genentech will receive a royalty from Roche on such sales.

Net sales of the Company's two growth hormone products - Protropin, registered trademark, (somatrem for injection) and Nutropin, registered trademark, (somatropin [rDNA origin] for injection) - remained essentially flat for the third quarter of 1995 compared to the same period in 1994. Growth hormone sales decreased 2% year-to-date 1995 compared to 1994, as a slight volume increase in sales was offset by the impact of pricing programs for distribution channels and for the managed care sector. Genentech faces the possibility of additional competition from four competitors in the growth hormone market. Three of these companies, BioTechnology General (BTG), Novo Nordisk and Pharmacia AB, have received FDA approval to market their growth hormone products for the treatment of growth hormone inadequacy in children. However, as a result of the assertion of certain Genentech patents, a court has temporarily prohibited two of these products - Novo Nordisk's and BTG's - from entering the market pending a full trial. Future court decisions will determine whether these two products will be permanently enjoined from the market. Pharmacia's product may enter the market at any time. Genentech has a clear competitive strategy in place, but additional competition will have some impact on growth hormone sales. As part of the approved agreement with Roche discussed in Note 2 of the Notes to Condensed Consolidated Financial Statements, Roche now has exclusive rights to sell Protropin and Nutropin in Canada, and Genentech will receive a royalty from Roche on such sales.

Net sales of Pulmozyme, registered trademark, (dornase alfa), increased 43% for the quarter and year-to-date periods ended September 30, 1995 over the comparable periods in 1994. The increase primarily reflects market launches in additional European countries and continued adoption of the product by physicians to treat cystic fibrosis patients. The Company currently markets the drug in the United States. Under the previously existing collaboration with F. Hoffmann-LaRoche, Ltd. (HLR), Genentech Europe Limited and its affiliates promoted Pulmozyme in the United Kingdom, Ireland, the Netherlands and Germany, while HLR was responsible for promoting the product in the remaining Western European countries in the collaboration. As a result of the stockholder approval of the new agreement with Roche discussed in Note 2 in the Notes to Condensed Consolidated Financial Statements, Roche now has exclusive rights to sell Pulmozyme in Canada and in all countries in Western Europe, and Genentech Europe Limited and its affiliates will no longer promote Pulmozyme. Instead, Genentech will receive a royalty on sales of Pulmozyme in these countries.

                                    Quarter ended           Nine months ended
                                     September 30              September 30
ROYALTIES, CONTRACT AND        ----------------------    ------------------------
  OTHER, AND INTEREST INCOME    1995   1994  % Change     1995    1994   % Change
-----------------------------  ------ ------ --------    ------  ------  --------
Royalties                      $45.6  $33.1     38%      $142.2  $92.9      53%
Contract and other               4.5    7.2    (38)        28.6   21.5      33
Interest income                 15.3   10.9     40         43.4   30.2      44

Royalty income increased as a result of increases in licensees' net sales subject to royalties, new royalty arrangements, and the receipt and recognition of $22.5 million of royalties in 1995 ($7.5 million in the third quarter) relating to the December 1994 settlement with Eli Lilly and Company. The impact on total royalties of changes in foreign currency translation rates, net of gains and losses recognized on foreign exchange hedging instruments and the amortization of expense related to foreign currency options outstanding during the period, was not material. Under the new agreement with Roche, Genentech will receive royalties on Canadian sales of Genentech's existing products and Western European sales of Pulmozyme, and potentially will receive royalities on non-U.S. sales of future products should Roche exercise its option to use and sell such products.

Contract revenues decreased between quarters but remained even in the 1995 year-to-date period compared to 1994 due to variations in the timing of contract benchmark achievements, varying payment amounts and the initiation of new arrangements. Other revenues for the nine months ended September 30, 1995 included $6.4 million of gains recorded from the sales of biotechnology equity securities previously owned by the Company. Under the new agreement with Roche, contract revenue may increase in future periods if Roche exercises its option to co-develop future products.

The increase in interest income occurred due to a larger investment portfolio in 1995 than in 1994 and higher average market interest rates in the twelve months preceding September 30, 1995 than in the twelve months preceding September 30, 1994. The total investment portfolio, consisting of cash and cash equivalents, and short- and long-term marketable securities, increased to $1,080.2 million as of September 30, 1995 from $874.8 million as of September 30, 1994, and from $920.9 million as of December 31, 1994.

                                   Quarter ended            Nine months ended
                                    September 30               September 30
                               ----------------------    ------------------------
COSTS AND EXPENSES              1995   1994  % Change     1995    1994   % Change
-----------------------------  ------ ------ --------    ------  ------  --------
Cost of sales                  $ 24.4 $ 24.5     -%      $ 75.4  $ 71.2      6%
Research and development         86.0   73.2    17        268.1   220.6     22
Marketing, general and
  administrative                 55.2   59.3    (7)       187.4   180.2      4
Special charge
 (primarily merger related)       9.0     -      -         17.0      -       -
Interest expense                  2.0    1.8    11          5.9     5.4      9
                               ------ ------ --------    ------  ------  --------
   Total costs and expenses    $176.6 $158.8    11%      $553.8  $477.4     16%
                               ====== ====== ========    ======  ======  ========

Cost of sales remained flat in the third quarter of 1995 compared to the third quarter of 1994, although product sales increased during the period, because 1994 cost of sales included a $1.3 million reserve primarily for expected product expiration of Pulmozyme inventories. Cost of sales for the year-to-date period ended September 30, 1995 increased over 1994 due to higher product sales and changes in the product mix. These increases were partly offset by a decrease in inventory reserves provided, from $11.5 million in the 1994 year-to-date period to $2.2 million in 1995. The reserves recorded in 1994 were primarily for the likely expiration of Pulmozyme and Nutropin product prior to sale. These products were launched in the beginning of 1994 and did not meet the Company's initial expectations for sales that year.

R&D expenses increased 17% in the third quarter period of 1995 over the comparable period in 1994 due to increased production of products for clinical trials and expenses related to anti-HER2 Phase III worldwide clinical trials as a therapy for breast cancer, IGF-1 Phase II trials for diabetes, and Phase II NGF trials related to peripheral neuropathies. R&D for the year-to-date period ended September 30, 1995 increased over 1994 for the reasons stated above plus expenses incurred during the first six months of 1995 for investigating Pulmozyme in a Phase III trial as a treatment for patients with Chronic Obstructive Pulmonary Disease (COPD); and higher first quarter 1995 in-licensing expenses. The Company halted its research program for Pulmozyme for use in COPD in the beginning of the third quarter due to the lack of demonstrable benefit shown at the time of an interim analysis of the Phase III trial results. The findings of the analysis do not change current treatment recommendations for patients with cystic fibrosis, for which Pulmozyme has a proven record of safety and efficacy. The Company intends to continue its commitment to investment in research and development and has announced plans to accelerate product development activities.

Marketing, general and administrative expenses decreased in the quarter ended September 30, 1995 over the comparable prior year period primarily due to a $4.0 million charge for the writedown of a biotechnology marketable equity security during the third quarter of 1994. The increase in the 1995 year-to-date period over the comparable 1994 period is due to an overall increase in corporate expenses.

In March 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (FAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which requires the Company to review for impairment long-lived assets, certain identifiable intangibles, and goodwill related to those assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In certain situations, an impairment loss would be recognized. FAS 121 is effective for the Company's 1996 fiscal year. In October 1995, the FASB issued FAS 123 "Accounting for Stock Based Compensation" which also will be effective for the Company's 1996 fiscal year. FAS 123 allows companies which have stock-based compensation arrangements with employees to adopt a new fair-value basis of accounting for stock options and other equity instruments, or to continue to apply the existing accounting rules under APB Opinion 25 "Accounting for Stock Issued to Employees" but with additional financial statement disclosure. The Company is evaluating the impact of both of these new standards on its financial position, results of operations, and cash flows.

The $9.0 million special charge in the third quarter of 1995 ($17.0 million for the nine months ended September 30, 1995) includes $5.0 million related to the merger agreement with Roche ($13.0 million year-to-date) and $4.0 million of charges associated with the resignation of the Company's former President and Chief Executive Officer. The merger related charges include legal expenses, investment banking fees, filing fees and other costs related to the agreement, as well as charges associated with the proposed settlement of stockholder lawsuits filed after the transaction was announced. The Company expects to incur approximately $8.0 million in additional merger-related special charges in the fourth quarter of 1995.

Interest expense primarily relates to the Company's 5% convertible subordinated debentures and a $25 million long-term borrowing arrangement which commenced in February 1995.

                                  Quarter ended            Nine months ended
                                   September 30               September 30
                               ---------------------    ------------------------
INCOME TAXES                     1995         1994         1995          1994
-----------------------------  --------     --------    ----------    ----------
Income taxes                    $ 7.1        $ 1.4        $21.3         $ 4.4

The increase in income tax expense was due to higher income before taxes and an increase in the effective income tax rate, from 4% in 1994 to 15% in 1995. The increase in the effective tax rate was primarily related to a higher alternative minimum tax (AMT) in 1995, due to the complete utilization of available AMT loss carryforwards in 1994.

                                    Quarter ended            Nine months ended
                                     September 30               September 30
                               ----------------------     ------------------------
NET INCOME                      1995   1994  % Change      1995    1994   % Change
-----------------------------  ------ ------ --------     ------  ------  --------
Net income                     $40.2  $33.6      20%      $120.8  $105.8      14%
Earnings per share               .33    .28                 1.00     .89

Net income increased in 1995 due to overall higher revenues from all sources, partially offset by increases in research and development, the special charge and income taxes.


LIQUIDITY AND CAPITAL
  RESOURCES                       September 30, 1995     December 31, 1994
-----------------------------    --------------------   -------------------

Cash, cash equivalents,
  short-term investments
  and long-term marketable
  securities                          $ 1,080.2               $ 920.9

Working capital                           902.6                 776.6


LIQUIDITY AND CAPITAL RESOURCES

Cash generated from operations, maturities of investments, stock issuances and long-term borrowings, was used to make investments in marketable securities, other assets and capital additions. Cash and cash equivalents at September 30, 1995 increased $117.8 million compared to December 31, 1994. Working capital increased $126.0 million. The Company believes that its cash, cash equivalents, and short-term and long-term investments, together with funds provided by operations and leasing arrangements, will be sufficient to meet its cash requirements.

Capital expenditures totaled $38.3 million in the first nine months of 1995 compared to $58.9 million in the same period in 1994. The decrease was due to the construction in 1994 of a central process utility plant and additional manufacturing facilities, and the 1994 purchase of land for building expansion.

Accounts receivable increased $30.0 million or 20% from December 1994 to September 1995. The change is due to: a $9.6 million increase in receivables due from Roche, including amounts receivable for Pulmozyme shipments to the European collaboration, contract payments and other items; a $12.2 million increase in receivables for reimbursements related to construction of a new process science facility and development of the Company's second manufacturing site; and $8.2 million in increases in receivables for product sales and contract revenue. Other assets increased $30.7 million in the same period primarily attributable to the 1995 $25.0 million repurchase from a licensee of the right to sell Activase in Canada. The asset is being amortized over ten years, and is expected to be recovered through royalties received from Roche on product sales in Canada.

                   INDEPENDENT ACCOUNTANTS' REVIEW REPORT



The Board of Directors and Stockholders
Genentech, Inc.


We have reviewed the accompanying condensed consolidated balance sheet of Genentech, Inc. as of September 30, 1995, and the related condensed consolidated statements of income for the three-month and nine-month periods ended September 30, 1995 and 1994, and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 1995 and 1994. These financial statements are the responsibility of the Company's management.

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

San Jose, California
October 10, 1995

                                 GENENTECH, INC.
                           PART II.  OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS

In May 1995, the Company, its directors, two former directors and Roche were named as defendants in a number of suits filed in the Court of Chancery, County of New Castle, Delaware, which have been consolidated in a single action, by certain individual stockholders purporting to represent stockholders as a class alleging, in general, breach of their fiduciary duties to the Company in connection with the proposed extension of Roche's option to cause the Company to redeem the outstanding non-Roche owned common stock and transactions related thereto (the Proposed Transactions). As relief, the suits seek, among other things, a preliminary and permanent injunction against the vote held at the Special Meeting of the stockholders of the Company held in connection with the Proposed Transactions; a preliminary and permanent injunction against consummation of the Proposed Transactions; an order voiding the Proposed Transactions in the event they are approved by the vote of the stockholders; and damages in an unspecified amount. The Company, Roche and the attorneys representing the plaintiff stockholders have entered into a memorandum of understanding settling all claims against the defendants in these actions. In connection with the settlement, if approved by the court, Roche would increase the prices at which it could cause Genentech to redeem the non-Roche owned common stock by $0.50 per share per quarter, to a final price of $82.50 in the quarter ending June 30, 1999, and Genentech would agree to pay the plaintiffs' attorneys up to $3.5 million in attorney fees if the fees are approved by the Court. In addition, Genentech will absorb the termination costs of six Europe-based Genentech employees.

See also Note 2 "Transaction with Roche Holdings, Inc." and Note 4 "Legal Proceedings", each in Part I "Notes to Condensed Consolidated Financial Statements."


ITEM 5.     OTHER INFORMATION

At a special meeting of stockholders held on October 25, 1995, the Company's stockholders voted upon and approved an Agreement and Plan of Merger, dated as of May 23, 1995, as amended and restated (the "Merger Agreement"), among the Company, Roche Holdings, Inc., a Delaware corporation ("Roche") and HLR (U.S.) II, Inc., a Delaware corporation and a wholly owned subsidiary of Roche ("Merger Sub"). Pursuant to the Merger Agreement, among other things, the Merger Sub was merged (the "Merger") with and into the Company, and each share of the Company's common stock (other than shares of common stock held by Roche and its affiliates) was converted into one share of the Company's special common stock. The Merger became effective on October 25, 1995. Additional information concerning the Merger and the transactions related thereto may be found in certain Securities and Exchange Commission filings relating to the Company, including a Schedule 13E-3, dated June 2, 1995, as amended September 8, 1995, September 18, 1995 and November 3, 1995, filed by the Company and Roche, which is hereby incorporated herein by reference.

See also Note 2 "Transaction with Roche Holdings, Inc." in Part I "Notes to Condensed Consolidated Financial Statements."

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            (a)  Exhibits

                 15.1   Letter re:   Unaudited Interim Financial Information

                 27.1   Financial Data Schedule

            (b)  Reports on Form 8-K


In a report filed on Form 8-K dated July 10, 1995, the Company reported the issuance of a press release on July 7, 1995 related to the resignation of its former President and Chief Executive Officer.

In a report filed on Form 8-K dated July 18, 1995, the Company reported the issuance of a press release on July 18, 1995 related to its earnings for the period ended June 30, 1995, which was filed because it made reference to matters relating to the then-pending merger agreement with Roche, at that time the subject of preliminary proxy materials filed with the Securities and Exchange Commission.

                                GENENTECH, INC.
                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


   Date:   November 14, 1995                    GENENTECH, INC.


   /S/ARTHUR D. LEVINSON                        /S/LOUIS J. LAVIGNE, JR.
   -------------------------------------        -----------------------------
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


November 14, 1995


Securities and Exchange Commission
Washington, DC  20549

We are aware of the incorporation by reference in the Registration Statements pertaining to the 1994 Stock Option Plan, the 1991 Employee Stock Plan, the 1990 Stock Option/Stock Incentive Plan, the 1984 Incentive Stock Option Plan and the 1984 Non-Qualified Stock Option Plan, the shares issuable to certain warrant holders, the shares issuable to certain convertible subordinated debenture holders, the Genentech, Inc. Tax Reduction Investment Plan and in the related prospectuses, as applicable, contained in such Registration Statements of our report dated October 10, 1995 relating to the unaudited condensed consolidated interim financial statements of Genentech, Inc. which are included in its Form 10-Q for the quarter and nine months ended September 30, 1995.

Pursuant to Rule 436(c) of the Securities Act of 1933 our report is not a part of the registration statement prepared or certified by accountants within the meaning of Section 7 or 11 of the Securities Act of 1933.


                                             Very truly yours,




                                             ERNST & YOUNG LLP