Form 10-K
period 1995-12-31
GENENTECH INC
filed 1996-03-29
CIK 318771

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                  Form 10-K

                                  (Mark One)

X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the year ended: December 31, 1995

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

The approximate aggregate market value of voting stock held by nonaffiliates of the registrant is $1,965,462,444 as of March 15, 1996. (A)

Number of shares of Common Stock outstanding as of March 15, 1996:
   76,621,009
Number of shares of Special Common Stock outstanding as of March 15, 1996:
   43,496,307
Number of shares of Redeemable Common Stock outstanding as of March 15, 1996:
   None

             Documents incorporated by reference:
                                                          PARTS INCORPORATED
                       DOCUMENT                               BY REFERENCE

(1) Annual Report to stockholders for the year ended                 II
    December 31, 1995 (specified portions)

(2) Definitive Proxy Statement with respect to the 1996             III
    Annual Meeting of Stockholders filed by Genentech, Inc.
    (SEC file No. 1-9813) with the Securities and Exchange
    Commission (hereinafter referred to as "Proxy Statement")

-----------------------------------------------------------------------------
(A) Excludes 82,768,861 shares of Common Stock and Special Common Stock held by Directors, Officers and stockholders whose ownership exceeds five percent of either the Common Stock or Special Common Stock outstanding at March 15, 1996. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant.


                                     PART I
ITEM 1.   BUSINESS

Genentech, Inc. (the Company) is a biotechnology company that discovers, develops, manufactures and markets human pharmaceuticals produced by recombinant DNA technology for significant unmet medical needs. The Company manufactures and markets five products directly in the United States and to
F. Hoffmann-La Roche Ltd. (HLR) for sales outside of the United States, and receives royalties from sales of five other products which originated from the Company's technology.

Cautionary Statement Identifying Important Factors that Could Cause the Company's Actual Results to Differ from those Projected in Forward Looking Statements

In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, Genentech, Inc. is hereby filing a cautionary statement identifying important factors that could cause the Company's actual results to differ materially from those projected in forward looking statements of the Company made by, or on behalf of, the Company.

The following factors could affect Genentech's actual future results, including its product sales, royalties, expenses and net income, and could cause them to differ from any forward looking statements made by or on behalf of the Company:

  - Decisions by HLR to exercise its rights to develop and sell products and potential products of the Company in non-U.S. markets or, alternatively, to not exercise such rights.

  - Increased competition in the growth hormone market. Three companies received Food and Drug Administration (FDA) approval in 1995 to market their growth hormone products for treatment of growth hormone inadequacy in children, and a fourth company is seeking approval to sell human growth hormone to treat AIDS wasting. The Company expects competition to have an adverse effect on its sales of Protropin, registered trademark, and Nutropin, registered trademark. Other factors that may influence sales of these products include the availability of third party reimbursement for the cost of growth hormone therapy and the outcome of litigation involving the Company's patents for growth hormone and related processes, including that referred to above.

  - Acceptance of Pulmozyme, registered trademark, as a treatment for cystic fibrosis. Factors that may influence the future sales of Pulmozyme include physician perception of the number and kinds of patients who will benefit from such therapy, the availability of third party reimbursement for the costs of therapy, the timing of the development of alternative therapies for the treatment and care of cystic fibrosis, whether and when additional indications are approved for Pulmozyme, and the cost of Pulmozyme therapy.

  - Variation of royalty, contract and other revenues. These revenues will continue to fluctuate due to the timing of non-U.S. approvals, if any, for products licensed to HLR, whether and when contract benchmarks are achieved, the initiation of new contractual arrangements, including the exercise of product options by HLR, and the conclusion of existing arrangements with other companies and HLR.

  - Successful development of products. The Company intends to continue to develop new products. Successful pharmaceutical product development is highly uncertain and is dependent on numerous factors, many of which are beyond the Company's control. Products that appear promising in the early phases of development may fail to reach market for numerous reasons. They may be found to be ineffective or to have harmful side effects in clinical or preclinical testing, may fail to receive necessary regulatory approvals, may turn out to be uneconomical because of manufacturing costs or other factors, or they may be precluded from commercialization by the proprietary rights of others. Success in preclinical and early clinical trials does not ensure that large scale clinical trials will be successful. Clinical results are frequently susceptible to varying interpretations which may delay, limit or prevent regulatory approvals. The length of time necessary to complete clinical trials and from submission of an application for marketing approval to a final decision by a regulatory authority varies significantly and may be difficult to predict.

  - Uncertainties surrounding proprietary rights. The patent positions of pharmaceutical and biotechnology companies can be highly uncertain and involve complex legal and factual questions. Accordingly the breadth of claims allowed in such company's patents cannot be predicted. Patent disputes are frequent and can preclude commercialization of products. The Company has in the past and may in the future be involved in material patent litigation. Such litigation is costly in its own right and could subject the Company to significant liabilities to third parties and, if decided adversely, the Company may need to obtain third party licenses or cease using the technology or product in dispute. As discussed above, the presence of patent or other proprietary rights belonging to other parties may lead to the termination of research and development of a particular product.


Agreement with Roche Holdings, Inc.

On October 25, 1995, a new agreement (the Agreement) with Roche Holdings, Inc. (Roche) was approved by Genentech's non-Roche stockholders to extend for four years Roche's option to cause Genentech to redeem (call) the outstanding callable putable common stock (special common stock) of the Company at predetermined prices. In conjunction with that Agreement, HLR was granted an option at terms discussed below for ten years for licenses to use and sell certain of Genentech's products in non-U.S. markets. As a general matter, such option for a Genentech product must be exercised at, or prior to if Genentech mutually agrees, the conclusion of phase II clinical trials for each product. In general, for each product for which HLR exercises its option (option product), the Company and HLR will share equally all development expenses, including preclinical, clinical, process development and related expenses, incurred by the Company through that date and prospectively, with respect to the development of the product in the United States. HLR will pay all non-U.S. development expenses. In general, Genentech will supply HLR's clinical requirements of option products at cost and its commercial requirements at cost plus 20%. In general, HLR will pay a royalty of 12.5% until a product reaches $100 million in aggregate sales outside of the United States, at which time the royalty rate increases to 15%. In addition, HLR has exclusive rights to, and pays the Company 20% royalties on, Canadian sales of the Company's existing approved products in Canada, and European sales of Pulmozyme, registered trademark. Consequently, in the fourth quarter of 1995, the Company transferred to HLR the rights to its Canadian product sales, and its European sales of Pulmozyme, and commenced recording royalty revenue from HLR on such sales. The Company supplies its products to HLR, and has agreed to supply products for which HLR exercises its option, for sales outside of the United States at cost plus 20%. In 1995, the Company recorded special charges totaling $25 million, of which $21 million related to expenses associated with the Agreement. Depending on whether HLR does or does not exercise its option to develop and sell each of the Company's future products, future levels of the Company's product sales, royalties and contract revenue, as well as R&D and other expenses, could vary significantly from 1995 levels both on an annual and quarter-to-quarter basis.






Products

Genentech has developed and currently manufactures and markets five products in the United States: Activase, registered trademark, (Alteplase, recombinant) recombinant tissue plasminogen activator; Protropin, (somatrem for injection) recombinant growth hormone; Nutropin, [somatropin (rDNA origin) for injection] human growth hormone; Pulmozyme, (dornase alfa) inhalation solution; and Actimmune, registered trademark, (Interferon gamma-1b) recombinant interferon gamma.

Activase: Tissue plasminogen activator (t-PA) is an enzyme that is produced naturally by the body to dissolve blood clots. However, when a blood clot obstructs blood flow in the coronary artery and causes a heart attack, the body is unable to produce enough t-PA to dissolve the clot rapidly enough to prevent damage to the heart. Through recombinant DNA technology, Genentech produces Activase, a recombinant form of t-PA, in sufficient quantity for therapeutic use. The United States Food and Drug Administration (FDA) approved Activase for marketing in the United States in 1987 for the treatment of acute myocardial infarction (AMI or heart attack) and in 1990 for use in the treatment of acute pulmonary embolism (blood clots in the lungs). Genentech submitted a Product License Application in March 1996, for Activase for treatment of patients suffering from acute ischemic stroke, based on results of a multi-year Phase III clinical study conducted by the National Institute of Neurological Disorders and Stroke (NINDS).

Phase II studies are being performed to evaluate a second generation of t-PA which is anticipated to be easier to administer, work faster, cause less unwanted bleeding and require smaller doses than Activase.

In exchange for royalty payments, Genentech has licensed marketing rights to recombinant t-PA in Japan to Kyowa Hakko Kogyo, Ltd. (Kyowa) and Mitsubishi Kasei Corporation (Mitsubishi). Kyowa and Mitsubishi are marketing forms of recombinant t-PA under the trademarks Activacin, registered trademark, and GRTPA, registered trademark, respectively. In a number of countries outside of the United States, Canada and Japan, Genentech has licensed t-PA marketing and manufacturing rights to Boehringer Ingelheim International GmbH (Boehringer). Genentech has also licensed certain rights to Boehringer regarding future sales of the second generation of t-PA, which is currently under development. Boehringer markets recombinant t-PA under the trademark Actilyse, registered trademark. Prior to February 1995 t-PA was marketed in Canada by Genentech under the Activase trademark and by Boehringer under the trademark Lysatec. In February 1995, Genentech purchased all t-PA Canadian marketing rights from Boehringer. Pursuant to the Agreement with Roche, Genentech subsequently granted these rights to HLR, which began selling Activase in Canada on December 1, 1995, and Genentech began receiving a royalty on such sales.

Protropin: Human growth hormone is a naturally occurring human protein produced in the pituitary gland. It regulates metabolism and is responsible for growth in children. A recombinant growth hormone product developed by Genentech, Protropin was approved by the FDA in 1985 for marketing in the United States for the treatment of growth hormone inadequacy in children.

In exchange for royalty payments, Genentech licensed rights to recombinant growth hormone outside the United States and Canada to Pharmacia & Upjohn, which manufactures and markets recombinant growth hormone under the trademarks Somatonorm, registered trademark, and Genotropin, registered trademark. Under the terms of the agreement with Pharmacia & Upjohn, and effective in late 1995, Genentech now has the right to sell growth hormone in certain European countries and Pharmacia & Upjohn have the right to sell their own growth hormone in the United States and Canada. Pursuant to the Agreement with Roche, Genentech granted exclusive rights to sell Protropin in Canada to HLR, which began selling Protropin in Canada on December 1, 1995, and Genentech receives a royalty on such sales.
Nutropin: Nutropin is a human growth hormone similar to Protropin; however, it does not have the additional amino acid, methionine, found in the Protropin chemical structure. It was approved by the FDA in March 1994 for marketing for the treatment of growth hormone inadequacy in children. Nutropin was approved in November 1993 and launched in January 1994 for marketing in the United States for the treatment of growth hormone inadequacy in children due to chronic renal insufficiency (CRI). CRI causes irreversible damage to the kidneys and a variety of other medical problems, including growth hormone inadequacy. The condition affects an estimated 3,000 children in the United States. Nutropin has been designated an Orphan Drug for treatment of growth hormone inadequacy in children with CRI in the United States. In December 1995, the Company received regulatory approval to market Nutropin AQ, trademark, [somatropin (rDNA origin) injection], a liquid formulation of Nutropin, aimed at providing improved convenience in administration. In October 1995, Genentech submitted a New Drug Application for approval to market Nutropin human growth hormone for the treatment of growth failure associated with Turner syndrome. Phase II clinical trials are currently underway with Nutropin to treat growth hormone inadequacy in adults. Pursuant to the Agreement with Roche, Genentech granted the right to sell Nutropin in Canada to HLR, and Genentech will receive a royalty on any such sales.

Pulmozyme: Pulmozyme is marketed in the United States for the management of cystic fibrosis, for which it has Orphan Drug designation in the United States. There are an estimated 22,000 patients with cystic fibrosis in the U.S., a significant portion of whom are expected to be candidates for treatment. Pursuant to the Agreement with Roche, and effective during the fourth quarter of 1995, the Company granted Roche the exclusive right to sell Pulmozyme in Europe and Canada in return for a royalty on such sales.

The Data Safety Monitoring Board for the trial recommended in July 1995 to terminate the Phase III trial of Pulmozyme in patients hospitalized for acute episodes of chronic obstructive pulmonary disease, due to lack of demonstrable benefit shown in the interim analysis of the study. Genentech accepted this recommendation and halted enrollment.

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

Licensed Products:

In addition to the royalties mentioned above, the Company also receives royalties on the following products:

         Product                 Trademark              Company
____________________________    ____________  ______________________________
Recombinant human insulin        Humulin      Eli Lilly and Company (Lilly)
Human growth hormone             Humatrope    Eli Lilly and Company
Recombinant interferon alpha     Roferon-A    Hoffmann-La Roche, Inc.
Hepatitis B vaccine              Recombivax   Merck and Company, Inc.
Hepatitis B vaccine              Engerix-B    Smith-Kline Beecham
                                                Pharmaceuticals (SKB)
Factor VIII                      Kogenate     Bayer Corporation
Bovine growth hormone            Posilac      Monsanto Corporation

In December 1994, the Company and Lilly reached an agreement regarding all patent infringement and contract actions then pending between the two parties. Under the terms of the settlement, Lilly agreed to pay the Company up to $145 million ($25 million in 1994, and 16 quarterly payments of $7.5 million, $30.0 million of which was received and recorded as revenue by Genentech in 1995), subject to possible offsets and contingent upon Humulin continuing to be marketed in the United States, and the Company granted Lilly licenses, options to licenses, or immunities from suit for certain of the Company's patents. Future payments are required from Lilly on sales of these products.

Products in Development: As part of Genentech's program of research and development, a number of other products are in various stages of development. Product development efforts cover a wide range of disorders or medical conditions, including cancer, respiratory disorders, cardiovascular diseases, endocrine disorders, inflammatory and immune problems, and neurological disorders.

In addition to the new indications for existing products discussed above, below is a summary of products in clinical development:

Product                             Description
--------------------------------    ------------------------------------------------
Phase III
---------
Anti-HER2 Humanized Monoclonal      A humanized monoclonal antibody targeted against
  Antibody                          a protein receptor, which may be useful in the
                                    treatment of breast cancer.

Auriculin (registered trademark)    A hormone that occurs naturally in the heart
  Anaritide                         which may be useful in treating acute renal
                                    failure (being developed under a collaboration
                                    between the Company and Scios Nova Inc.).

IDEC-C2B8                           A monoclonal antibody which may be useful
                                    in the treatment of non-Hodgkin's B-cell
                                    lymphomas (being developed under a collaboration
                                    between the Company and IDEC Pharmaceuticals, Inc.).
Phase II
--------
Anti-IgE Humanized Monoclonal       A humanized IgE monoclonal antibody designed to
   Antibody                         interfere early in the process that leads to
                                    symptoms of allergy such as allergic rhinitis
                                    and asthma.

Nerve Growth Factor                 A protein that may aid the treatment of peripheral
                                    neuropathy.

IGF-I                               A protein that is being studied to determine if
                                    it can improve blood glucose control in type I and
                                    II diabetics (type I trials are in phase III).

Oral IIbIIIa antagonist             An inhibitor of platelet aggregation that may
                                    be useful in the prevention of unwanted
                                    clotting in certain cardiovascular conditions
                                    (being developed under a collaboration between
                                    the Company and Roche).
Phase I
-------
Thrombopoietin (TPO)                A protein that is being studied for treatment of
                                    thrombocytopenia, a reduction in clot-inducing
                                    platelets, in cancer patients treated with
                                    chemotherapy.


In conjunction with the Agreement with Roche, HLR was granted an option for ten years for licenses to use and sell certain of Genentech's products in non-U.S. markets. As a general matter, such option for a Genentech product must be exercised at, or prior to if Genentech mutually agrees, the conclusion of phase II clinical trials for each product. In general, for each product for which HLR exercises its option, the Company and HLR will share equally all development expenses, including preclinical, clinical, process development and related expenses, incurred by the Company through that date and prospectively, with respect to the development of the product in the United States. HLR will pay all non-U.S. development expenses. In the past Genentech has licensed the foreign rights to some of its products to major foreign pharmaceutical companies and actively coordinated development and clinical programs with these partners. In some cases Genentech has retained manufacturing rights to the licensed products. The Company has retained United States marketing rights for its products currently under development.

In March 1995, Genentech entered into a collaboration with IDEC Pharmaceuticals Corp. (IDEC) to develop IDEC's anti-CD20 monoclonal antibody, IDEC-C2B8, for the treatment of non-Hodgkin's B-cell lymphomas. A Phase III clinical trial has begun. Under the terms of the agreement, Genentech and IDEC have agreed to copromote IDEC-C2B8 in the United States and Canada, with IDEC receiving a share of the profits. Genentech has commercialization rights throughout the rest of the world except Japan. Genentech exercised its option rights regarding Asia (except Japan) during the fourth quarter of 1995. In conjunction with the Agreement with Roche, Genentech has granted an option to HLR to use and sell IDEC-C2B8 in all countries, except the United States, in which Genentech has rights under its agreement with IDEC. HLR exercised that option. IDEC will receive royalties on sales outside the United States and Canada. In connection with the collaboration, Genentech provided $9 million in preferred equity investments and licensing fees, and will provide $17.5 million in additional equity funding prior to U.S. approval ($2.5 million of which was provided in 1995), and up to $30.5 million in milestone and option payments. In February 1996, Genentech expanded its collaboration with IDEC to include IDEC-Y2B8, a complementary radioisotopic version of the drug, for the treatment of more severe forms of B-cell lymphomas. Genentech's equity investment in IDEC at December 31, 1995 has a book value, which equals market value, of $28.8 million.

In February 1996, the Company agreed to invest in Genenvax, Inc., a new company created to develop gp120, Genentech's potential vaccine for the prevention of HIV. Genentech will provide an initial equity investment of $1 million and then an additional $1 million along with other private investors. After the close of private financing, Genentech will have the right to maintain a 25% equity investment in Genenvax. Genenvax will receive exclusive rights to gp120.

Genentech has a collaboration with Scios Nova Inc. (Scios Nova) for the development of Scios Nova's Auriculin for the treatment of acute renal failure in the United states and Canada. The results of the Phase III trial announced in May 1995 were equivocal in all primary endpoints with the exception of a prospectively defined endpoint relating to Oliguric (low urine output) patients. Scios Nova is pursuing another Phase III trial for acute renal failure in relation to this sub-population of oliguric patients. Under terms of the collaboration, the companies have agreed to copromote Auriculin in the United States and Canada, sharing profits from its commercialization. The Company received exclusive rights to all markets outside the United States and Canada subject to a royalty obligation to Scios Nova. In connection with the collaboration, Genentech purchased Scios Nova non-voting preferred stock for $20 million, which is convertible into shares of Scios Nova common stock. A portion of this preferred stock was subsequently sold. Genentech's equity holding in Scios Nova at December 31, 1995 has a book value, which equals market value, of $7.6 million. The Company established a line of credit for $30 million that Scios Nova may draw down at Scios Nova's discretion through December 31, 1997 directly from the bank with immediate repayment of the funds due to the bank by the Company. Amounts drawn by Scios Nova under the bank letter of credit or directly from the Company are repayable in the form of cash or Scios Nova common stock (at the market price prevailing on the date of repayment) at Scios Nova's option any time through December 30, 2002.
Interest on amounts borrowed by Scios Nova accrue to the Company at the prime rate of interest. At December 31, 1995, no amounts were drawn. In addition the Company agreed to pay $50 million in benchmark payments, conditional on achieving certain predetermined commercialization goals. Under the Roche Agreement, HLR has an option with respect to the development and non-U.S. sales of Auriculin.

Distribution

Genentech has a marketing department and a United States-based pharmaceutical sales and distribution organization for its human pharmaceuticals.
Genentech's sales efforts are focused on specialist physicians based at major medical centers in the United States. In general, products are sold to distributors or directly to hospital pharmacies or medical centers. Genentech utilizes common pharmaceutical company marketing techniques, including advertisements, direct mail, and other methods.

Genentech's products are available at no charge to qualified patients under Genentech's uninsured patient programs in the United States. Genentech has established the Genentech Endowment for Cystic Fibrosis so qualified cystic fibrosis patients in the United States who need Pulmozyme can gain assistance in obtaining it.

During 1995, Genentech provided certain marketing programs relating to Activase. The Activase Stocking Assistance Program provided extended payment terms, up to 195 days, to wholesalers on certain orders, subject to certain restrictions on the timing and quantities of the orders. Additionally, a comprehensive wastage replacement program exists for Activase which, subject to specific conditions, provides customers the right to return Activase to Genentech for replacement related to both patient related product wastage and product expiry. Genentech maintains the right to renew, modify or discontinue the above programs.

As discussed in the "Notes to Consolidated Financial Statements" in the Company's 1995 Annual Report to Stockholders (Part II, Item 8 of the Form 10-K), the Company has certain customers who provided over 10% of total revenues. Also discussed in the note are revenues from foreign customers in 1995, 1994 and 1993.

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

In general, Genentech has obtained licenses from various parties which it deems to be necessary or desirable for the manufacture, use or sale of its products. These licenses (both exclusive and non-exclusive) generally require Genentech to pay royalties to the parties on product sales.

The Company's trademarks, ACTIVASE, PROTROPIN, NUTROPIN, NUTROPIN AQ, PULMOZYME and ACTIMMUNE in the aggregate are considered to be of material importance and are registered in the United States Patent and Trademark Office and in other countries throughout the world.

Royalty income recognized by the Company during 1995, 1994 and 1993 for patent licenses, know-how and other related rights amounted to $190.8 million, $126.0 million and $112.9 million, respectively. In 1995, 1994 and 1993 the Company incurred royalty expenses amounting to $54.8 million, $50.5 million and $41.9 million, respectively, under licenses from others.

Competition

Genentech faces competition, and believes significant long-term competition can be expected, from large pharmaceutical and chemical companies as well as biotechnology companies. This competition can be expected to become more intense as commercial applications for biotechnology products increase. Some competitors, primarily large pharmaceutical companies, have greater clinical, regulatory and marketing resources and experience than Genentech. Many of these companies have commercial arrangements with other companies in the biotechnology industry to supplement their own research capabilities.

The introduction of new products or the development of new processes by competitors or new information about existing products may result in price reductions or product replacements, even for products protected by patents. However, the Company believes its competitive position is enhanced by its commitment to research leading to the discovery and development of new products and manufacturing methods. Other factors which should help the Company meet competition include ancillary services provided to support its products, customer service, and dissemination of technical information to prescribers of its products and to the health care community including payers.

Over the longer term, the Company's (and its partners') ability to successfully market current products, expand their usage and bring new products to the marketplace will depend on many factors, including the effectiveness and safety of the products, FDA and foreign regulatory agencies' approvals for new indications, the degree of patent protection afforded to particular products, and the effect of the advent of managed care as an important purchaser of pharmaceutical products. The Company believes it has strong patent protection or the potential for strong patent protection for a number of its products that generate sales and royalty revenue or that it is developing; however, the courts will determine the ultimate strength of patent protection of the Company's products and those on which the Company earns royalties.

Activase: In 1990, the Company began co-sponsorship of a major comparative mortality trial in AMI known as GUSTO (Global Utilization of Streptokinase and Activase for Occluded coronary arteries). The GUSTO trial results, as reported in the "New England Journal of Medicine" in 1993, demonstrated that the use of an accelerated administration of Activase with intravenous heparin is a key to saving more lives following a heart attack than the use of streptokinase. The GUSTO trial showed that among patients receiving treatment using an accelerated dose of Activase, combined with the blood thinning agent heparin, administered intravenously, heart attack patient mortality was reduced by as much as 14% over other thrombolytic regimens studied in the trial. The positive results from the GUSTO trial have helped increase Activase's market share in 1995 to 75% in the United States for the treatment of AMI. In April 1995, the FDA approved for marketing the accelerated dosage, allowing revised labeling for Activase incorporating data from the GUSTO study. Factors which may influence future Activase sales include: the increase in market demand for thrombolytic therapies; the continued impact of the GUSTO trial results; physicians' personal experiences in the administration of thrombolytic therapy; and the increased use of angioplasty as an alternative to thrombolytic therapy.

Genentech is aware of other companies actively pursuing the development for the United States market of nonrecombinant or recombinant t-PA or derivatives of that substance, and additional companies or combinations of companies pursuing the development of other types of potentially competitive thrombolytic agents. Genentech is conducting Phase II clinical trials on a second generation of t-PA which, subject to the ultimate outcome of the studies, could have a favorable impact on the Company's competitive position. Although Genentech believes it will have a strong patent position with respect to t-PA, its patents may not cover products with similar functions which are not based on t-PA, and competitors have been and may continue to be successful in developing effective thrombolytic agents which are not covered by Genentech's patents.

Protropin and Nutropin: Protropin was approved in late 1985 and was designated an Orphan Drug which provided seven years of market exclusivity for its use in the treatment of growth hormone inadequacy in children. In 1987, a product similar to Nutropin, produced by Lilly and marketed under the trademark Humatrope, was approved for treatment of growth hormone inadequacy in children and was designated an Orphan Drug. Protropin was protected from some possible additional competition until March 1994, by virtue of the designation of Lilly's Humatrope as an Orphan Drug. Three other companies - Bio-Technology General, Novo Nordisk and Pharmacia & Upjohn - received FDA approval in 1995 to market their growth hormone products for the treatment of growth hormone inadequacy in children. Pharmacia & Upjohn initiated product launch activities in late 1995. On December 29, 1995, Genentech received clearance from the FDA to market Nutropin AQ, the first and only liquid (aqueous) recombinant human growth hormone product available. Nutropin AQ is approved for the same indications as Nutropin.

Based on information currently available, Protropin and Nutropin have approximately a 66% share of the United States market for treatment of children with growth hormone inadequacy. It is expected that new and potential competition in the growth hormone market discussed above will have an adverse effect on the Company's Protropin and Nutropin sales which, depending on the extent and type of competition, could be material to the Company's total growth hormone sales. Other factors that may influence future growth hormone sales include the availability of third party reimbursement for the costs of such therapies, and the outcome of litigation involving the Company's patents for growth hormone and related processes, including actions described above.

Pulmozyme: Sales of Pulmozyme for the management of cystic fibrosis in the United States, Canada and some countries in Europe began in early 1994. In accordance with the Agreement with Roche, in the fourth quarter of 1995, HLR obtained exclusive rights to sell Pulmozyme outside of the United States, and Genentech receives a royalty on such sales. Factors which may influence future sales of Pulmozyme for the management of cystic fibrosis include: the number and kinds of patients benefiting from such therapy; physicians' personal experiences in the use and administration of the therapy; the availability of third party reimbursement for the cost of such therapy; the development of alternative therapies for the treatment and cure of cystic fibrosis; the development of additional indications for using Pulmozyme; and the cost of Pulmozyme therapy.

Actimmune: Actimmune received designation as an Orphan Drug by the FDA in 1990 for the treatment of CGD.

Government Regulation

The pharmaceutical industry is subject to stringent regulation with respect to product safety and efficacy by various federal, state and local authorities. Of particular significance are the FDA's requirements covering research and development, testing, manufacturing, quality control, labeling and promotion of drugs for human use. A pharmaceutical product cannot be marketed in the United States until it has been approved by the FDA, and then can only be marketed for the indications and claims approved by the FDA. As a result of these requirements, the length of time, the level of expenditures and the laboratory and clinical information required for approval of an NDA (New Drug Application), a PLA (Product License Application) or an ELA (Establishment License Application) are substantial and can require a number of years, although recently revised regulations are designed to reduce somewhat the time for approval of new products.

Although it is difficult to predict the ultimate effect, if any, these matters or any other pending or future legislation, regulations or government actions may have on its business, the Company believes that the development of new and improved products which address unmet medical needs should enable it to compete effectively within this environment.

Research and Development

A major portion of the Company's operating expenses to date have been related to the research and development of products either on its own behalf or under contracts. During 1995, 1994 and 1993 the Company's research and development expenses were $363.0 million, $314.3 million and $299.4 million, respectively. The Company has sponsored approximately 95%, 98% and 99% of its research and development for the years 1995, 1994 and 1993, respectively.

The Company's research efforts have been the primary source of the Company's products. The Company intends to maintain its strong commitment to research as an essential component of its product development effort. In the future, licensed technology developed by outside parties could become an additional source of potential products.

Human Resources

As of December 31, 1995 Genentech had 2,842 employees in the United States, Europe, Canada and Japan.

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


ITEM 2.   PROPERTIES

Genentech's major facilities are located in a research and industrial park in South San Francisco, California in both leased and owned properties. The Company currently utilizes approximately 1.6 million square feet of its facilities for research and development, manufacturing, marketing and administrative activities. Approximately two-thirds of the square footage is in owned property, a portion of which is subject to a $0.4 million mortgage, and the remainder is leased. The Company has made and continues to make improvements to these properties to accommodate its growth. In addition, the Company owns approximately 16 acres adjacent to its current facilities that may be used for future expansion. In 1995, the Company began development of a new manufacturing facility of approximately 0.4 million square feet in Vacaville, California under a leasing arrangement. Completion of the project is expected in three years. The Company also has leases for certain additional office facilities in several locations in the United States.

Genentech believes its facilities are in good operating condition and that the real property owned or leased, combined with the new Vacaville site, are adequate for all present and foreseeable future uses. Genentech believes any additional facilities could be obtained or constructed with the Company's capital resources.


ITEM 3.   LEGAL PROCEEDINGS

The Company is a party to various legal proceedings including patent infringement cases involving human growth hormone products and Activase; a patent infringement and trade secret misappropriation case involving antibodies to IgE; product liability cases; and employment related cases.

The Company and its directors are defendants in two suits filed in California challenging their actions in connection with the Company's 1990 merger with a wholly owned subsidiary of Roche Holdings, Inc. (Roche). There has been no activity in these actions since 1990 and no further reference will be made to them in future filings unless they again become active. In addition, the Company, its directors, two former directors and Roche are defendants in a number of suits filed in Delaware, which have been consolidated in a single action, by certain individual stockholders purporting to represent stockholders as a class alleging, in general, breach of their fiduciary duties to the Company in connection with the then proposed extension of Roche's option to cause the Company to redeem the outstanding non-Roche owned redeemable common stock and transactions related thereto. The Company, Roche and the attorneys representing the plaintiff stockholders have entered into a memorandum of understanding settling all claims against the defendants in these actions except the 1990 suits. In connection with the settlement, if approved by the court, Roche would increase the prices at which it could cause Genentech to redeem the non-Roche owned special common stock by $0.50 per share per quarter, to a final price of $82.50 in the quarter ending June 30, 1999, and Genentech would pay the plaintiffs' attorneys up to $3.5 million in attorneys' fees, and in connection with the then proposed merger, Genentech would absorb the termination costs of up to six Europe-based Genentech employees.

On June 28, 1995 and August 10, 1995 the U.S. District Court for the Southern District of New York issued preliminary injunctions against Novo Nordisk A/S and certain of its affiliates (Novo) and Bio-technology General Corporation and its affiliate (BTG), respectively, which prohibit each of them, pending the Court's final determination of the action, from importing, making, using and selling their human growth hormone products in the United States. Each of Novo and BTG appealed the Court's decision. On February 26, 1996, the U.S. Court of Appeals for the Federal Circuit overturned the preliminary injunction against Novo, but has not yet ruled on BTG's appeal. Future court decisions will determine whether Novo's and BTG's products will be permanently enjoined from the U.S. market.

The Company has received and responded to grand jury document subpoenas from the United States District Court for the Northern District of California for documents relating to Genentech's clinical, sales, and marketing activities associated with human growth hormone.

On August 19, 1994 and August 30, 1994 two class action suits were filed in the U.S. District Court for the District of Minnesota against Genentech, one of its executives, Caremark International, Inc. (Caremark), certain of its executives and Dr. David R. Brown alleging, in general, causes of action under the Racketeer Influenced and Corrupt Organizations Act and various state statutory and common law theories. In addition, the suits allege that the defendants made improper payments to Dr. Brown in connection with Dr. Brown's prescription of Protropin for the plaintiffs rather than a competing product, and that the plaintiffs were injured by purchasing Protropin at costs approximately 30% higher than a competing product. A similar suit was filed in the U.S. District Court for the District of South Dakota, Southern Division, on July 13, 1995 against Genentech, Caremark and Dr. Brown, alleging the same causes of action as above as well as intentional infliction of emotional distress but not state and common law claims. The two Minnesota actions and the South Dakota action are in the discovery phase.

Based upon the nature of the claims made and the investigations completed to date by the Company and its counsel, the Company believes the outcome of the above actions will not have a material adverse effect on the financial position, results of operations or cash flows of the Company. However, were an unfavorable ruling to occur in any quarterly period, there exists the possibility of a material impact on the net income of that period.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At a Special Meeting of Stockholders on October 25, 1995, one matter was voted upon. The Company's non-Roche stockholders approved the transaction with Roche. A tabulation of the votes is as follows:

            For:                 28,448,215
            Against:                449,603
            Abstain:                133,568
            Broker non-votes:     1,204,212

See also the section "Agreement with Roche Holdings, Inc." under Item 1. "BUSINESS" for a further discussion of the transaction with Roche.



                             GENENTECH, INC.

                            EXECUTIVE OFFICERS


The executive officers of the Company and their respective ages and positions with the Company are as follows:

Name                          Age Position
Arthur D. Levinson, Ph.D.     45  President and Chief Executive Officer
John P. McLaughlin            44  Executive Vice President and Secretary
William D. Young              51  Executive Vice President
Louis J. Lavigne, Jr.         47  Senior Vice President and Chief Financial Officer
Barry M. Sherman, M.D.        54  Senior Vice President and Chief Medical Officer

Gregory Baird                 45  Vice President - Corporate Communications
R. Jerald Beers               47  Vice President - Marketing
David W. Beier                47  Vice President - Government Affairs
Robert Garnick, Ph.D.         46  Vice President - Quality
Marty Glick                   46  Vice President and Treasurer
Bradford S. Goodwin           41  Vice President and Controller
Dennis J. Henner, Ph.D.       44  Vice President - Research Technology
Paul F. Hohenschuh            53  Vice President - Manufacturing
Edmon R. Jennings             48  Vice President - Corporate Development
Stephen G. Juelsgaard         47  Vice President, General Counsel and
                                   Assistant Secretary
Cynthia J. Ladd               40  Vice President - Corporate Law
M. David MacFarlane, Ph.D.    55  Vice President - Regulatory Affairs
Polly Moore, Ph.D.            48  Vice President - Information Resources
James P. Panek                42  Vice President - Engineering and Facilities
Kim Popovits                  37  Vice President - Sales
Stephen Raines, Ph.D.         58  Vice President - Intellectual Property and
                                   Assistant Secretary
Nicholas J. Simon             41  Vice President - Business and Corporate
                                   Development
David Stump, M.D.             46  Vice President and Genentech Fellow

All officers are elected annually by the Board of Directors. There is no family relationship among any of the officers or directors.

Business Experience

Dr. Levinson was appointed President and Chief Executive Officer in July 1995. He was elected Senior Vice President in December 1992. Dr. Levinson has held a number of other positions, including Vice President of Research, subsequent to joining the Company in May 1980 as a Senior Scientist.

Mr. McLaughlin was appointed Executive Vice President in January 1996. He had served as Senior Vice President and Secretary since July 1994. He was elected Senior Vice President, General Counsel and Secretary in 1993, and elected Vice President, General Counsel and Secretary in 1989. He joined the Company as Vice President of Government Affairs in September 1987 from Royer, Shacknai & Mehle, a Washington, D.C. law firm, where he was a partner. Mr. McLaughlin was Counsel to the House Energy and Commerce Subcommittee on Health and the Environment and earlier served as counsel to the House Subcommittee on Consumer Protection and Finance.





Mr. Young was appointed Executive Vice President in January 1996. He was elected Senior Vice President in August 1988. He was Vice President of Manufacturing and Process Science from April 1983 until 1988. Mr. Young joined the Company in September 1980 as Director of Manufacturing from Eli Lilly and Company.

Mr. Lavigne was elected Senior Vice President in July 1994. He was elected Chief Financial Officer in August 1988 and elected Vice President in July 1986. Mr. Lavigne joined the Company in July 1982, became Controller in May 1983 and an officer of the Company in February 1984.

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

Mr. Beers was elected Vice President of Marketing in October 1995. He joined the Company in November 1989 as Director of Marketing and New Product Planning. In 1994, he was promoted to General Manager, Genentech Canada, Inc. Prior to joining Genentech, Mr. Beers held various positions in sales, marketing and business development in the pharmaceuticals industry for about twenty years, most recently at Dupont Pharmaceuticals, Inc.

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

Mr. Goodwin was promoted to Controller in June 1989 and elected Vice President in July 1993. Previously he was the Director of Financial Planning and Analysis, the Assistant Controller and the General Auditor. He joined Genentech in April 1987.

Dr. Henner was elected Vice President of Research Technology in July 1994. From 1990 to 1994 he was Senior Director of Research Technology. Dr. Henner joined the Company in 1981 as a Scientist in Research. Prior to joining Genentech, Dr. Henner was at Scripps Clinic and Research Foundation.

Mr. Hohenschuh was elected Vice President of Manufacturing in September 1989. He was Vice President of Biochemical Manufacturing from July 1986 until 1989 and Senior Director of Biochemical Manufacturing from June 1985 to June 1986. Mr. Hohenschuh joined the Company in October 1982 as Director of Biochemical Manufacturing.





Mr. Jennings transferred to Business and Corporate Development as Vice President of Corporate Development in December 1995. He was elected to Vice President of Sales and Marketing in January 1994 and had served as Vice President of Sales since December 1990. He joined the Company in September 1985 as Western Area Sales Manager. Prior to joining Genentech, Mr. Jennings was Western Region Sales Manager of Bristol-Myers' Oncology Division. Mr. Jennings held various sales and management positions during his twelve-year career with Bristol-Myers.

Mr. Juelsgaard was elected Vice President, General Counsel and Assistant Secretary in July 1994, and was elected Vice President of Corporate Law in February 1993. He joined the Company in 1985 as Corporate Counsel and subsequently held the positions of Senior Corporate Counsel and Chief Corporate Counsel.

Ms. Ladd was appointed Vice President of Corporate Law in February 1996. Previously she was Chief Corporate Counsel. She joined the Company in 1989 as Corporate Counsel.

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

Mr. Simon was appointed Vice President of Business and Corporate Development in December 1995, and was elected Vice President of Business Development in December 1994. He was Senior Director of Business Development from December 1993 to 1994. Mr. Simon joined Genentech as a Director in Business Development in December 1989 from Xoma Corporation.

Dr. Stump was named a Genentech Fellow in January 1996, and was elected Vice President of Clinical Research in 1995. He was Senior Director of Clinical Research from 1991 to 1995, and joined the Company as Director of Clinical Research in 1989. Prior to joining Genentech, Dr. Stump was an Associate Professor of Medicine and Biochemistry at the University of Vermont.




                                 PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
           MATTERS

The section labeled "Common Stock, Special Common Stock and Redeemable Common Stock Information", and footnotes labeled "Merger and New Agreement with Roche Holdings, Inc." and "Capital Stock" in the Notes to Consolidated Financial Statements, appearing on pages 66, 56 through 57, and 58 through 60, respectively, of the Company's 1995 Annual Report to Stockholders are incorporated herein by reference.

ITEM 6.   SELECTED FINANCIAL DATA

The section labeled "11-Year Financial Summary" appearing on pages 64 and 65 of the Company's 1995 Annual Report to Stockholders is incorporated herein by reference.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATION

The section labeled "Financial Review" appearing on pages 33 through 39 of the Company's 1995 Annual Report to Stockholders is incorporated herein by reference.

ITEM 8.   CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements and Notes to Consolidated Financial Statements appearing on pages 41 through 62, the Report of Ernst & Young LLP, Independent Auditors, appearing on page 63 and the section entitled "Quarterly Financial Data (unaudited)" appearing on page 63 of the Company's 1995 Annual Report to Stockholders are incorporated herein by reference.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
           FINANCIAL DISCLOSURE

Not applicable.



                                     PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a) The sections labeled "Nominees" and "Section 16 Reporting" appearing on pages 3 through 6 and 16 of the Company's Proxy Statement in connection with the 1996 Annual Meeting of Stockholders are incorporated herein by reference.

(b) Information concerning the Company's Executive Officers is set forth in
Part I of the Form 10-K.

ITEM 11.   EXECUTIVE COMPENSATION

The sections labeled "Executive Compensation", "Compensation of Directors", "Compensation of Executive Officers", "Summary of Compensation", "Stock Option Grants and Exercises", "Employment Agreements", "Loans and Other Compensation" and "Compensation Committee Interlocks and Insider Participation" appearing on pages 16 through 24 and 26 of the Company's Proxy Statement in connection with the 1996 Annual Meeting of Stockholders are incorporated herein by reference.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The sections labeled "Merger with Roche Holdings, Inc.", "Principal Stockholders of Genentech" and "Security Ownership of Management" appearing on pages 1 through 3 and 14 through 15 of the Company's Proxy Statement in connection with the 1996 Annual Meeting of Stockholders are incorporated herein by reference.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The section labeled "Certain Relationships and Related Transactions" appearing on pages 27 through 29 of the Company's Proxy Statement in connection with the 1996 Annual Meeting of Stockholders is incorporated herein by reference.


                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1. Index to Financial Statements

The following Financial Statements and supplementary data are included in the Company's 1995 Annual Report to Stockholders and are incorporated herein by reference pursuant to Item 8 of this Form 10-K.


                                                             Page(s) in
                                                             1995 Annual
                                                        Report to Stockholders
                                                        ----------------------
  Consolidated Statements of Income for each
   of the three years in the period ended
   December 31, 1995                                              41

  Consolidated Statements of Cash Flows for each
   of the three years in the period ended
   December 31, 1995                                              42

  Consolidated Balance Sheets at December 31,
   1995 and 1994                                                  43

  Consolidated Statements of Stockholders' Equity
   for each of the three years in the period ended
   December 31, 1995                                              44

  Notes to Consolidated Financial Statements                     45-62

  Report of Ernst & Young LLP, Independent Auditors               63

  Quarterly Financial Data (unaudited)                            63


2. Financial Statement Schedule

The following schedule is filed as part of this Form 10-K:

Schedule II- Valuation and Qualifying Accounts for each of the three years in the period ended December 31, 1995.





All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the consolidated financial statements or notes thereto.

3. Exhibits

   Exhibit No.                          Description
   -----------                          -----------

   3.1    Certificate of Incorporation.(2)

   3.2    By-laws.(2)

   3.3    Amended Certificate of Incorporation.(13)

   3.4    Restated By-Laws.(7)

   4.1 Indenture, dated March 27, 1987 ("Indenture") for U.S. $150,000,000 5% Convertible Subordinated Debentures due 2002.(3)

   4.2    First Supplemental to Indenture, dated August 17, 1990.(7)

   4.3    Second Supplemental to Indenture, dated October 18, 1995. (14)

  10.1*   Agreements dated February 12, 1985 and May 14, 1985 between the
           Company and G. Kirk Raab.(1)

  10.2 Patent License Agreement with Columbia University dated October 12, 1988.(3)

  10.3 Amended and Restated Contract for the Sale and Distribution of Protropin dated as of March 1, 1991.(8)

  10.4*   Agreement dated April 15, 1988 between the Company and G. Kirk
           Raab.(5)

  10.5*   Employment Agreement, dated October 25, 1989, between the Company and G. Kirk Raab.(6)

  10.6 Agreement and Plan of Merger, dated as of May 23, 1995, as amended and restated, among the Company, Roche Holdings, Inc. and HLR
          (U.S.) II, Inc. with exhibits.(13)

  10.7*   Agreements dated June 27, 1989 between the Company and G. Kirk
           Raab.(6)

  10.8*   Amended Employment Agreement, dated July 31, 1990, between the
           Company and G. Kirk Raab.(7)

  10.9 Amended Governance Agreement, dated September 7, 1990, between the Company and Roche Holdings, Inc.(13)

  10.10 Heads of Agreement, dated as of February 11, 1992, between the Company and F. Hoffmann-LaRoche Ltd.(8)

  10.11 Agreement dated June 6, 1991 between the Company and Grandview Drive Joint Venture.(8)

  10.12*  Agreements dated October 17, 1990 between the Company and G. Kirk
           Raab.(8)

  10.13*  Agreement dated March 17, 1992 between the Company and Robert A.
           Swanson.(8)

  10.14* Letter Agreement, dated July 7, 1995, between the Company and G. Kirk Raab.(14)

  10.15 Agreement between Genentech and F. Hoffman-La Roche Ltd. regarding commercialization of Genentech's products outside the United States dated as of October 25, 1995.(13)

  10.16 Guaranty Agreement between Genentech and Roche Holding, Ltd. dated as of October 25, 1995.(13)

  10.17*  Agreement between the Company and G. Kirk Raab dated April 14,
           1995.(14)

  10.18 Amended and Restated Lease Agreement, dated December 8, 1995, between the Company and BNP Leasing Corporation.(14)

  10.19 Amended and Restated Purchase Agreement, dated December 8, 1995, between the Company and BNP Leasing Corporation.(14)

  13.1    1995 Annual Report to Stockholders.(14)

  23.1    Consent of Ernst & Young LLP, Independent Auditors.(14)

  27.1    Financial Data Schedule.(14)

  28.1    Description of the Company's capital stock.(2)

  99.1*   1984 Incentive Stock Option Plan, as amended and restated as of
           October 25, 1995.(12)

  99.2*   Restated 1984 Non-Qualified Stock Option Plan, as amended and restated as of October 25, 1995.(12)

  99.3*   Restated Relocation Loan Program.(8)

  99.4*   Restated 401(k) Plan.(14)

  99.5*   1991 Employee Stock Plan, as amended and restated as of October
           25, 1995.(9)

  99.6*   1990 Stock Option/Stock Incentive Plan, as amended and restated
           as of October 25, 1995.(11)

  99.7*   Supplemental Plan.(8)

  99.8*   1994 Stock Option Plan, as amended and restated as of October 25,
           1995.(10)

  99.9*   1996 Stock Option/Stock Incentive Plan.(14)



* As required by Item 14(a)(3) of Form 10-K, the Company identifies this Exhibit as a management contract or compensatory plan or arrangement of the Company.

--------------------

(1) Filed as an exhibit to Annual Report on Form 10-K for the year ended December 31, 1985 and incorporated herein by reference.
(2) Filed as an exhibit to Annual Report on Form 10-K for the year ended December 31, 1986 and incorporated herein by reference.
(3) Filed as an exhibit to Annual Report on Form 10-K for the year ended December 31, 1987 and incorporated herein by reference.
(4) Filed as an exhibit to Form 8-K dated May 3, 1988 and incorporated herein by reference.
(5) Filed as an exhibit to Annual Report on Form 10-K for the year ended December 31, 1988 and incorporated herein by reference.
(6) Filed as an exhibit to Annual Report on Form 10-K for the year ended December 31, 1989 and incorporated herein by reference.
(7) Filed as an exhibit to Annual Report on Form 10-K for the year ended December 31, 1990 and incorporated herein by reference.
(8) Filed as an exhibit to Annual Report on Form 10-K for the year ended December 31, 1991 and incorporated herein by reference.
(9) Filed as an exhibit to Form S-8 dated October 25, 1995 (registration statement no. 33-59949-01) and incorporated herein by reference.
(10) Filed as an exhibit to Form S-3 dated October 25, 1995 (registration statement no. 33-59949-02) and incorporated herein by reference.
(11) Filed as an exhibit to Form S-3 dated October 25, 1995 (registration statement no. 33-59949-03) and incorporated herein by reference.
(12) Filed as an exhibit to Form S-3 dated October 25, 1995 (registration statement no. 33-59949-04) and incorporated herein by reference.
(13) Filed as an exhibit to Form S-4 dated October 25, 1995 (registration statement no. 33-59949) and incorporated herein by reference.
(14)  Filed with this document.





(b) Reports on Form 8-K

There were no reports on Form 8-K filed for the quarter ended December 31, 1995.



                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        GENENTECH, INC.
                                        Registrant
Date:  March 29, 1996
                                        By:  /S/BRADFORD S. GOODWIN
                                            ----------------------------------
                                             Bradford S. Goodwin
                                             Vice President and Controller
                                             (Principal Accounting Officer)


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


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


     Signature                    Title                         Date
     ---------                    -----                         ----


Chief Executive Officer:

  /S/ARTHUR D. LEVINSON           President, Chief Executive    March 29, 1996
---------------------------       Officer and Director
     Arthur D. Levinson


Principal Financial Officer:

  /S/LOUIS J. LAVIGNE, JR.        Senior Vice President and     March 29, 1996
---------------------------       Chief Financial Officer
     Louis J. Lavigne, Jr.




Director:

  /S/HERBERT W. BOYER             Director                      March 29, 1996
---------------------------
     Herbert W. Boyer

  /S/JURGEN DREWS                 Director                      March 29, 1996
---------------------------
     Jurgen Drews

  /S/FRANZ B. HUMER               Director                      March 29, 1996
---------------------------
     Franz B. Humer

  /S/LINDA F. LEVINSON            Director                      March 29, 1996
---------------------------
     Linda F. Levinson

  /S/J. RICHARD MUNRO             Director                      March 29, 1996
---------------------------
     J. Richard Munro

  /S/DONALD L. MURFIN             Director                      March 29, 1996
---------------------------
     Donald L. Murfin

  /S/JOHN T. POTTS, JR.           Director                      March 29, 1996
---------------------------
     John T. Potts, Jr.

  /S/C. THOMAS SMITH, JR.         Director                      March 29, 1996
---------------------------
     C. Thomas Smith, Jr.

  /S/ROBERT A. SWANSON            Director                      March 29, 1996
---------------------------
     Robert A. Swanson

  /S/DAVID S. TAPPAN, JR.         Director                      March 29, 1996
---------------------------
     David S. Tappan, Jr.





















                                                                              SCHEDULE II
                                       GENENTECH, INC.
                              VALUATION AND QUALIFYING ACCOUNTS
                        Years Ended December 31, 1995, 1994 and 1993
                                       (in thousands)
                                                     Additions
                                     Balance at     Charged to                  Balance at
                                    Beginning of     Costs and                    End of
                                       Period        Expenses    Deductions(1)    Period
                                     ----------     ----------    ----------    ----------
Allowance for doubtful accounts
 and returns:
  Year Ended December 31, 1995:      $   4,422      $  10,972     $  (8,722)    $   6,672
                                     ==========     ==========    ==========    ==========
  Year Ended December 31, 1994:      $   3,572      $   5,583     $  (4,733)    $   4,422
                                     ==========     ==========    ==========    ==========
  Year Ended December 31, 1993:      $   2,220      $   4,003     $  (2,651)    $   3,572
                                     ==========     ==========    ==========    ==========
Inventory reserves:

  Year Ended December 31, 1995:      $  13,008      $   3,690     $  (9,789)    $   6,909
                                     ==========     ==========    ==========    ==========
  Year Ended December 31, 1994:      $   2,606      $  11,940     $  (1,538)    $  13,008
                                     ==========     ==========    ==========    ==========
  Year Ended December 31, 1993:      $   3,094      $   1,194     $  (1,682)    $   2,606
                                     ==========     ==========    ==========    ==========
Reserve for non-marketable
 equity securities:

  Year Ended December 31, 1995:      $   4,623      $     468     $       -     $   5,091
                                     ==========     ==========    ==========    ==========
  Year Ended December 31, 1994:      $   3,875      $     748     $       -     $   4,623
                                     ==========     ==========    ==========    ==========
  Year Ended December 31, 1993:      $   3,275      $     600     $       -     $   3,875
                                     ==========     ==========    ==========    ==========

(1)  Represents amounts written off or returned against the allowance or reserves.




                     INDEX OF EXHIBITS FILED WITH FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 1995


Exhibit No.                      Description
-----------                      -----------

    4.3        Second Supplemental to Indenture, dated October 18, 1995

   10.14       Letter Agreement, dated July 7, 1995, between the Company
                 and G. Kirk Raab

   10.17       Agreement between the Company and G. Kirk Raab dated
                 April 14, 1995

   10.18       Amended and Restated Lease Agreement, dated December 8, 1995, between the Company and BNP Leasing Corporation

   10.19       Amended and Restated Purchase Agreement, dated December 8, 1995, between the Company and BNP Leasing Corporation

   13.1        1995 Annual Report to Stockholders

   23.1        Consent of Ernst & Young LLP, Independent Auditors

   27.1        Financial Data Schedule

   99.4        Restated 401(k) Plan

   99.9        1996 Stock Option/Stock Incentive Plan

2

26