Form 10-Q
period 1996-03-31
GENENTECH INC
filed 1996-05-15
CIK 318771

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC  20549

                                    FORM 10-Q

                                    (Mark One)

X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended March 31, 1996.

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock $.02 par value                    76,621,009
Class                                          Outstanding at March 31, 1996

Special Common Stock $.02 par value            43,536,205
Class                                          Outstanding at March 31, 1996







                                   GENENTECH, INC.
                                        INDEX


PART I.     FINANCIAL INFORMATION                                    PAGE NO.

Condensed Consolidated Statements of Income -
for the three months ended March 31, 1996 and 1995                        3

Condensed Consolidated Statements of Cash Flows -
for the three months ended March 31, 1996 and 1995                        4

Condensed Consolidated Balance Sheets -
March 31, 1996 and December 31, 1995                                      5

Notes to Condensed Consolidated Financial Statements                    6-9

Financial Review                                                      10-16

Independent Accountants' Review Report                                   17

PART II.     OTHER INFORMATION                                           18

SIGNATURES                                                               19

                          PART I.  FINANCIAL INFORMATION

                                  GENENTECH, INC.
                    CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                       (thousands, except per share amounts)
                                    (unaudited)

                                                                   Three Months
                                                                  Ended March 31
                                                              ----------------------
                                                                 1996        1995
                                                              ----------  ----------
Revenues:
  Product sales (including amounts from related parties:
    1996-$3,955; 1995-$0)                                      $152,337     $162,067
  Royalties (including amounts from related parties:
    1996-$6,627; 1995-$2,396)                                    52,893       47,149
  Contract and other (including amounts from
    related parties: 1996-$18,757; 1995-$5,184)                  22,100       16,222
  Interest                                                       15,554       13,529
                                                              ----------  ----------
     Total revenues                                             242,884      238,967

Costs and expenses:
  Cost of sales (including amounts from related parties:
    1996-$3,463; 1995-$0)                                        25,879       26,750
  Research and development                                      115,633       94,959
  Marketing, general and administrative                          52,042       64,323
  Interest                                                        1,559        1,871
                                                              ----------  ----------
    Total costs and expenses                                    195,113      187,903

Income before taxes                                              47,771       51,064

Income tax provision                                              9,554        7,660
                                                              ----------  ----------
Net income                                                    $  38,217   $   43,404
                                                              ==========  ==========
Net income per share                                          $     .31   $      .36
                                                              ==========  ==========
Weighted average number of shares used
  in computing per share amounts                                123,360      120,493
                                                              ==========  ==========

              See notes to condensed consolidated financial statements.

                                   GENENTECH, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (thousands)
                                     (unaudited)
                                                                  Three Months
                                                                 Ended March 31
                                                              ----------------------
                                                                 1996        1995
                                                              ----------  ----------
Cash flows from operating activities:
  Net income                                                  $  38,217   $  43,404
  Adjustments to reconcile net income to net cash provided
   by operating activities:
   Depreciation and amortization                                 15,403      14,345
   Deferred income taxes                                         (2,400)          -
   Gain on sales of securities available-for-sale                   (84)     (4,034)
   Writedown of a security available-for-sale                         -         427
   Loss on fixed asset dispositions                                  95           2
  Changes in assets and liabilities:
     Receivables and other current assets                        (3,559)    (27,272)
     Inventories                                                  4,795       8,900
     Accounts payable, other current liabilities
       and other long-term liabilities                           (7,212)    (16,754)
                                                              ----------  ----------
  Net cash provided by operating activities                      45,255      19,018

Cash flows from investing activities:
  Purchases of securities held-to-maturity                     (136,420)   (154,860)
  Proceeds from maturities of securities held-to-maturity       147,237     316,319
  Purchases of securities available-for-sale                    (62,595)   (139,276)
  Proceeds from sales of securities available-for-sale            1,424       5,053
  Capital expenditures                                          (24,252)     (9,558)
  Change in other assets                                          4,303     (27,771)
                                                              ----------  ----------
  Net cash used in investing activities                         (70,303)    (10,093)

Cash flows from financing activities:
  Stock issuances                                                27,115       9,062
  Additions to long-term debt and
   short-term borrowings                                              -      25,624
  Repayment of long-term debt, including
   current portion                                                 (230)       (211)
                                                              ----------  ----------
  Net cash provided by financing activities                      26,885      34,475
                                                              ----------  ----------
Net increase in cash and cash equivalents                         1,837      43,400
  Cash and cash equivalents at beginning of period              137,043      66,713
                                                              ----------  ----------
  Cash and cash equivalents at end of period                  $ 138,880   $ 110,113
                                                              ==========  ==========




              See notes to condensed consolidated financial statements.

                                   GENENTECH, INC.
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                                     (thousands)
                                                       March 31,        December 31,
                                                         1996               1995
                                                      ------------      ------------
ASSETS                                                (unaudited)
Current assets:
  Cash and cash equivalents                           $    138,880      $    137,043
  Short-term investments                                   622,269           603,296
  Accounts receivable, net (including amounts
    from related parties: 1996-$38,290;
    1995-$19,281)                                          174,865           172,160
  Inventories                                               88,853            93,648
  Prepaid expenses and other current assets                 39,530            39,267
                                                      ------------      ------------
     Total current assets                                1,064,397         1,045,414

Long-term marketable securities                            386,664           356,475
Property, plant and equipment, less
  accumulated depreciation
 (1996-$281,554; 1995-$268,751)                            514,461           503,654
Other assets                                               100,146           105,452
                                                      ------------      ------------
Total assets                                          $  2,065,668      $  2,010,995
                                                      ============      ============
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts and notes payable                          $     33,336      $     37,459
  Other current liabilities (including
    amounts due to related parties:
    1996-$9,872; 1995-$8,475)                              191,041           195,985
                                                      ------------      ------------
     Total current liabilities                             224,377           233,444

Long-term debt                                             150,000           150,000
Other long-term liabilities                                 25,979            25,504
                                                      ------------      ------------
     Total liabilities                                     400,356           408,948

Stockholders' equity:
  Preferred stock                                                -                 -
  Special common stock                                         871               853
  Common stock                                               1,532             1,532
  Other stockholders' equity                             1,662,909         1,599,662
                                                      ------------      ------------
Total stockholders' equity                               1,665,312         1,602,047
                                                      ------------      ------------
Total liabilities and stockholders' equity            $  2,065,668      $  2,010,995
                                                      ============      ============


            See notes to condensed consolidated financial statements.

                                GENENTECH, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

Note 1.     Statement of Accounting Presentation

In the opinion of Genentech, Inc. (the Company), the accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of adjustments of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three-month periods ended March 31, 1996 and 1995 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. The condensed consolidated balance sheet as of December 31, 1995 has been derived from the audited financial statements as of that date. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report to Stockholders for the year ended December 31, 1995.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Note 2.     New Accounting Standards

In March 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (FAS) 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which requires the Company to review for impairment long-lived assets, certain identifiable intangibles, and goodwill related to those assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In certain situations, an impairment loss would be recognized. The Company adopted FAS 121 in the quarter ended March 31, 1996. The adoption did not have a material impact on the financial position, results of operations or cash flows of the Company.

In October 1995, the FASB issued FAS 123 "Accounting for Stock-Based Compensation" which also is effective for the Company's 1996 fiscal year. FAS 123 allows companies which have stock-based compensation arrangements with employees to adopt a new fair-value basis of accounting for stock options and other equity instruments, or to continue to apply the existing accounting rules under APB Opinion 25 "Accounting for Stock Issued to Employees" but with additional financial statement disclosure. The Company will continue to account for stock-based compensation arrangements under APB Opinion 25, therefore the adoption of FAS 123 did not have a material impact on its financial position, results of operations, or cash flows.

Note 3.     Agreement with Roche Holdings, Inc.

On October 25, 1995, a new agreement (the Agreement) with Roche Holdings, Inc. (Roche) was approved by Genentech's non-Roche stockholders to extend for four years Roche's option to cause Genentech to redeem the outstanding callable putable common stock (special common stock) of the Company at predetermined prices. In conjunction with the Agreement, F. Hoffmann-La Roche Ltd. (HLR)

                               GENENTECH, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

was granted an option at terms discussed below for ten years for licenses to use and sell certain of Genentech's products in non-U.S. markets. As a general matter, such option for a Genentech product must be exercised at, or prior to if Genentech mutually agrees, the conclusion of phase II clinical trials for each product. In general, for each product for which HLR exercises its option (option product), the Company and HLR will share equally all development expenses, including preclinical, clinical, process development and related expenses, incurred by the Company through that date and prospectively, with respect to the development of the option product in the United States. HLR will pay all non-U.S. development expenses. At the Company's election, and with HLR's consent, HLR may reimburse Genentech for HLR's share of development costs incurred prior to HLR's option exercise date, by payment of such costs at the time of the option exercise, or by making payments prospectively until HLR's share has been fully reimbursed to Genentech. In general, Genentech will supply HLR's clinical requirements of option products at cost and its commercial requirements at cost plus 20%. In general, HLR will pay a royalty of 12.5% until an option product reaches $100 million in aggregate sales outside of the United States, at which time the royalty rate increases to 15%. In addition, HLR has exclusive rights to, and pays the Company 20% royalties on, Canadian sales of the Company's existing approved products in Canada, and European sales of Pulmozyme, registered trademark. Consequently, in the fourth quarter of 1995, the Company transferred to HLR the rights to its Canadian product sales, and its European sales of Pulmozyme, and commenced recording royalty revenue from HLR on such sales.

In the first quarter of 1996, HLR exercised its option with respect to the development of IDEC-C2B8. Accordingly, contract revenue recorded in the quarter includes $17.1 million for HLR's exercise, representing a one time option fee of $13.1 million, which includes reimbursement for development costs incurred by Genentech prior to HLR's exercise date and for certain Asian marketing rights, and $4.0 million for reimbursement of development costs incurred by Genentech after the exercise date but before March 31, 1996. HLR also advised Genentech that it would not exercise its option with respect to the development of Genentech's anti-HER2 antibody.

Note 4.     Legal Proceedings

The Company is a party to various legal proceedings including patent infringement cases involving human growth hormone products and Activase, registered trademark; a patent infringement and trade secret misappropriation case involving antibodies to IgE; product liability cases involving Activase and Protropin, registered trademark; class action lawsuits regarding Protropin; and employment related cases. In addition, the Company has received and responded to grand jury document subpoenas from the United States District Court for the Northern District of California for documents relating to Genentech's clinical, sales, and marketing activities associated with human growth hormone.

The Company, its directors, two former directors and Roche are defendants in a number of suits filed in Delaware, which have been consolidated in a single action, by certain individual stockholders purporting to represent stockholders as a class alleging, in general, breach of the defendants' fiduciary duties to the Company in connection with the then proposed extension of Roche's option to cause the Company to redeem the outstanding non-Roche owned redeemable common stock and transactions related thereto. The Company, Roche and the attorneys representing the plaintiff stockholders have entered into a memorandum of understanding settling all claims against the defendants

                                GENENTECH, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

in these actions. In connection with the settlement, if approved by the court, Roche would increase the prices at which it could cause Genentech to redeem the non-Roche owned special common stock by $0.50 per share per quarter, to a final price of $82.50 in the quarter ending June 30, 1999, and Genentech would pay the plaintiffs' attorneys up to $3.5 million in attorneys fees, and in connection with the then proposed merger, Genentech would absorb the termination costs of up to six Europe-based Genentech employees.

On June 28, 1995 and August 10, 1995, the U.S. District Court for the Southern District of New York issued preliminary injunctions against Novo Nordisk A/S and certain of its affiliates (Novo) and Biotechnology General Corporation and its affiliate (BTG), respectively, which prohibited each of them, pending the Court's final determination of the action, from importing, making, using and selling their human growth hormone products in the United States. Each of Novo and BTG appealed the Court's decision. On February 26, 1996, the U.S. Court of Appeals for the Federal Circuit overruled the preliminary injunction against Novo. On April 8, 1996, the same court upheld the preliminary injunction against BTG. Future court decisions will determine whether Novo's and BTG's products will be preliminarily or permanently enjoined from the U.S. market.

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


Note 5.     Inventories

Inventories at March 31, 1996 and December 31, 1995 are summarized below:


                                           1996            1995
                                        ----------      ----------
                                                (thousands)

            Raw materials               $  14,574       $  12,808
            Work in process                64,428          67,239
            Finished goods                  9,851          13,601
                                        ----------      ----------
                Total                   $  88,853       $  93,648
                                        ==========      ==========




Note 6.     Quasi-Reorganization

On February 18, 1988, the Company's Board of Directors approved the elimination of the Company's accumulated deficit through an accounting reorganization of its stockholders' equity accounts (a quasi-reorganization) effective October 1, 1987, that did not involve any revaluation of assets or liabilities. The Company eliminated the accumulated deficit of $329.5 million by a transfer from additional paid-in capital in an amount equal to the accumulated deficit.

The Company has been reporting in income the recognition of operating loss and tax credit carryforward items arising prior to the quasi-reorganization due to the Company's adoption of its quasi-reorganization in the context of the accounting and quasi-reorganization literature existing at the date the quasi-reorganization was effected. If the provisions of the subsequently issued Staff Accounting Bulletin 86 (SAB 86) had been applied, net income for the quarter ended March 31, 1995, would have been reduced by $10.0 million or $.08 per share, because SAB 86 would require that the tax benefits of prior operating loss and tax credit carryforwards be reported as a direct addition to additional paid-in capital rather than being recorded in the income statement. The Securties and Exchange Commission staff has indicated that it would not object to the Company's accounting for such tax benefit. As of June 30, 1995, the operating loss and tax credit carryforwards arising prior the quasi-reorganization had been fully utilized; thus there was no impact for the quarter ended March 31, 1996.

Note 7.     Subsequent Event - Research and Development Collaboration

In April 1996, the Company entered into a collaboration with Xoma Corporation
(Xoma) for the development of Genentech's anti-CD11a monoclonal antibody for the treatment of psoriasis and organ transplant rejection. In connection with the collaboration, Genentech purchased 1.5 million shares of Xoma common stock for $8.8 million. In addition, Genentech loaned Xoma $5.0 million pursuant to a convertible note. Under the terms of the collaboration, Genentech expects to make additional loans to Xoma to be used for the product's development. Xoma is responsible for the development of anti-CD11a through Phase II trials. After completion of Phase II trials, Genentech will determine the product's future development strategy. Upon meeting certain milestones, Xoma will have an option to participate in development through U.S. approval, after which it will have the right to copromote and share in the profits of the product in the United States, and to receive royalties from its sales elsewhere.

                               GENENTECH, INC.
                              FINANCIAL REVIEW


AGREEMENT WITH ROCHE HOLDINGS, INC.

On October 25, 1995, a new agreement (the Agreement) with Roche Holdings, Inc. (Roche) was approved by Genentech's non-Roche stockholders to extend for four years Roche's option to cause Genentech (the Company) to redeem the outstanding callable putable common stock (special common stock) of the Company at predetermined prices. In conjunction with the Agreement, F. Hoffman-La Roche Ltd. (HLR) was granted an option at terms discussed below for ten years for licenses to use and sell certain of Genentech's products in non-U.S. markets. As a general matter, such option for a Genentech product must be exercised at, or prior to if Genentech mutually agrees, the conclusion of phase II clinical trials for each product. In general, for each product for which HLR exercises its option (option product), the Company and HLR will share equally all development expenses, including preclinical, clinical, process development and related expenses, incurred by the Company through that date and prospectively, with respect to the development of the option product in the United States. HLR will pay all non-U.S. development expenses. At the Company's election, and with HLR's consent, HLR may reimburse Genentech for HLR's share of development costs incurred prior to HLR's option exercise date, by payment of such costs at the time of the option exercise, or by making payments prospectively until HLR's share has been fully reimbursed to Genentech. In general, Genentech will supply HLR's clinical requirements of option products at cost and its commercial requirements at cost plus 20%. In general, HLR will pay a royalty of 12.5% until an option product reaches $100 million in aggregate sales outside of the United States, at which time the royalty rate increases to 15%. In addition, HLR has exclusive rights to, and pays the Company 20% royalties on, Canadian sales of the Company's existing approved products in Canada, and European sales of Pulmozyme, registered trademark. Consequently, in the fourth quarter of 1995, the Company transferred to HLR the rights to its Canadian product sales, and its European sales of Pulmozyme, and commenced recording royalty revenue from HLR on such sales.

In the first quarter of 1996, HLR exercised its option with respect to the development of IDEC-C2B8. Accordingly, contract revenue recorded in the quarter includes $17.1 million for HLR's exercise, representing a one time option fee of $13.1 million, which includes reimbursement for development costs incurred by Genentech prior to HLR's exercise date and for certain Asian marketing rights, and $4.0 million for reimbursement of development costs incurred by Genentech after the exercise date but before March 31, 1996. HLR also advised Genentech that it would not exercise its option with respect to the development of Genentech's anti-HER2 antibody.

RESULTS OF OPERATIONS
(dollars in millions, except per share amounts)


                                     Three Months Ended March 31
                                   -------------------------------
REVENUES                             1996       1995     % Change
- ---------                          --------   --------   ---------

Revenues                            $242.9     $239.0        2%
                                   ========   ========   =========

PRODUCT SALES
- ----------------------
Activase                            $ 76.6     $ 78.2       (2)%
Protropin and Nutropin                56.0       54.4        3
Pulmozyme                             18.9       28.5      (34)
Actimmune                              0.8        1.0      (20)
                                   --------   --------   ---------
Total product sales                 $152.3     $162.1       (6)%
                                   ========   ========   =========

Overall product sales in the first quarter of 1996 decreased 6% from the comparable period in 1995 primarily due to the Agreement with Roche. Pursuant to the Agreement, in the fourth quarter of 1995 Genentech stopped recording customer sales of Pulmozyme in Europe and customer sales of each of its products in Canada. The Company instead began to provide its products to HLR at cost plus 20% for HLR's sales to customers in these territories, and began to receive royalties from HLR on such sales. In the first quarter of 1996, Genentech's product sales to HLR for Canadian and European sales were $4.0 million; in the comparable period of 1995 Genentech's sales to customers in these regions were $13.8 million. On a pro forma basis, including sales to HLR in 1996 and excluding Canadian and European customer sales in 1995, total product sales in 1996 were $152.3 million, compared to $148.3 million in 1995. The Agreement also resulted in higher royalties in 1996 and had a slight impact on cost of sales as a percent of sales; see comments below regarding these items.

Net sales of Activase, registered trademark, (Alteplase, recombinant) recombinant tissue plasminogen activator, decreased 2% in the first quarter of 1996 compared to the first quarter of 1995, primarily due to the sale in 1995 of $3.8 million of bulk product to Japanese licensees. $1.0 million of the decrease is attributable to the Agreement with Roche. On a pro forma basis as described above, 1996 first quarter sales of Activase were $76.6 million, compared to $75.9 million in the first quarter of 1995. In March 1996, Genentech submitted a supplemental Product License Application to the Food and Drug Administration (FDA) for the use of Activase to treat acute ischemic stroke.

Net sales of the Company's two growth hormone products - Protropin, registered trademark, (somatrem for injection) and Nutropin, registered trademark, (somatropin [rDNA origin] for injection) - increased 3% in first quarter of 1996 over the comparable period in 1995, with an increase in U.S. sales more than offsetting the decrease resulting from the transfer of Canadian sales of growth hormone to HLR in late 1995. On a pro forma basis, growth hormone sales were $56.0 million in 1996 compared to $53.7 million in 1995. In April 1996, an appeals court upheld the preliminary injunction against one of the Company's possible competitors, prohibiting the sale of that company's growth hormone product pending final determination of the action. Also in April, another company received FDA approval to sell its human growth hormone product to treat growth inadequacy in children.

                                 Page 11
Net sales of Pulmozyme decreased 34% in the quarter ended March 31, 1996 compared to the first quarter of 1995, primarily due to the Agreement with Roche. 1995 Pulmozyme sales included $10.7 million of sales to European and Canadian customers. In 1996, sales in these territories are made by HLR. On a pro forma basis, Pulmozyme sales were $18.9 million in the first quarter of 1996, compared to $17.8 million in the first quarter of 1995.


                                     Three Months Ended March 31
ROYALTIES, CONTRACT AND             ------------------------------
  OTHER, AND INTEREST INCOME          1996       1995     % Change
- -----------------------------       --------   --------   --------
Royalties                           $ 52.9      $47.1        12%
Contract and other                    22.1       16.2        36
Interest income                       15.6       13.6        15

Royalty income increased 12% in 1996 primarily due to new royalties from HLR pursuant to the Agreement. Under the Agreement, effective in the fourth quarter of 1995, Genentech receives royalties from HLR on their sales of Genentech products in Europe and Canada. The first quarter of 1995 did not include such royalties because at that time Genentech recorded sales to customers in those territories. Royalties in 1996 also included income from other new royalty arrangements and higher royalties from existing licensees due to increased licensee sales.

Contract and other income increased in the first quarter of 1996 over the first quarter of 1995 due to $17.1 million of contract revenue from HLR for HLR's exercise of its option regarding IDEC-C2B8, as discussed previously. This increase was partially offset by two factors - the inclusion in other income in 1995 of $4.0 million of gains on sales on biotechnology equity securities; and a decrease in other contract revenue in 1996 resulting from normal quarterly variations in the timing of contract benchmark achievements and payments.

Interest income increased in 1996 compared to 1995 due to a larger investment portfolio and a higher average portfolio yield. The total investment portfolio, consisting of cash and cash equivalents, and short- and long-term marketable securities, increased to $1,147.8 million as of March 31, 1996 from $942.3 million as of March 31, 1995, and from $1,096.8 million as of December 31, 1995.

                                     Three Months Ended March 31
                                    ------------------------------
COSTS AND EXPENSES                    1996       1995     % Change
- --------------------------          --------   --------   --------

Cost of sales                        $ 25.9     $ 26.8       (3)%
Research and development              115.6       94.9       22
Marketing, general and
  administrative                       52.0       64.3      (19)
Interest expense                        1.6        1.9      (16)
                                    --------   --------   --------
  Total costs and expenses           $195.1     $187.9        4%
                                    ========   ========   ========

Cost of sales as a percent of product sales increased slightly in the first quarter of 1996 over the first quarter of 1995 primarily due to the impact of lower margin sales to HLR in 1996, pursuant to the Agreement as discussed above, partially offset by lower inventory reserves provided ($0.6 million in 1996 versus $1.7 million in 1995). The 1996 reserve of $0.6 million was


                                 Page 12


provided for expected obsolescence of certain Activase inventories in connection with the discontinuance of the 20 milligram vial configuration of the product. In 1995, a reserve of $1.7 million was provided for expected product expiration of certain Activase inventories.

R&D expenses increased 22% in the first quarter of 1996 over the comparable period in 1995 due to increased expenditures for scale-up, other process improvements and clinical material production for products in Phase II and III clinical trials, and other expenses related to Phase III clinical trials, primarily for the anti-HER2 antibody for breast cancer. There was also an increased number of projects in early stage development in 1996. Included in R&D expense in 1996 is a $5.0 million payment to Washington University for a license for worldwide rights to human neurturin, a neurotrophic factor that promotes nerve cell growth and may be useful for the treatment of neurodegenerative disorders. R&D as a percent of revenue was approximately 48% in the first quarter of 1996.

Marketing, general and administrative expenses decreased in the quarter ended March 31, 1996 versus the comparable period in 1995 primarily due to the closure of the Company's European and Canadian offices pursuant to the Agreement with Roche, and, to a lesser extent, due to lower U.S. sales and marketing expenses stemming from the timing of various promotional activities.

Interest expense primarily relates to the Company's 5% convertible subordinated debentures.

                                      Three Months Ended March 31
                                    ------------------------------
INCOME TAXES                          1996       1995    % Change
- -------------                       --------   --------  ---------

Income taxes                         $ 9.6      $ 7.7        25%

The increase in income tax expense was attributable to an increase in the estimated effective income tax rate, from 15% in 1995 to 20% in 1996. The rate increased due to the recognition of a greater amount of tax credit carryforwards in 1995 than in 1996.

                                     Three Months Ended March 31
                                    ------------------------------
NET INCOME                            1996       1995     % Change
- -------------------                 --------   --------   --------

Net income                           $38.2      $43.4       (12)%
Earnings per share                   $ .31      $ .36

Net income decreased in 1996 due to an increase in research and development expenses and a higher effective tax rate, which more than offset higher revenues from royalties and contract income.


LIQUIDITY AND CAPITAL
  RESOURCES                        March 31, 1996       December 31, 1995
- --------------------------        ----------------     -------------------

Cash, cash equivalents,
 short-term investments
 and long-term marketable
 securities                          $1,147.8              $1,096.8

Working capital                         840.0                 812.0


                                     Page 13
Cash generated from operations, maturities of investments and stock issuances was used to make investments in marketable securities and capital additions. Cash and cash equivalents at March 31, 1996 remained essentially flat compared to December 31, 1995. Working capital increased $28.0 million.

Capital expenditures totaled $24.3 million in the first three months of 1996 compared to $9.6 million in the same period in 1995. The increase was primarily due to improvements to existing manufacturing and administrative facilities in 1996.

FORWARD-LOOKING STATEMENTS

The following statements are forward-looking and are based on the Company's current expectations. The Company's actual results could differ materially from these forward-looking statements.

Total Product Sales - The Company anticipates that a year over year decrease in total reported quarterly product sales may continue throughout 1996. Factors affecting the Company's total product sales include, but are not limited to, the amount and timing of Genentech's sales to HLR, the amount of sales to customers in the United States and the timing and amount of bulk shipments to Japanese licensees.

Activase Sales - The Company faces the possibility of potential new competition in the thrombolytic market. Genentech is aware that one company is seeking FDA approval to market its product for the treatment of acute myocardial infarction (AMI) in the United States, and recently an advisory committee of the FDA recommended that the product be approved for such treatment. Depending on the extent and type of new competition, the Company's total Activase sales could be materially affected. Other factors affecting the Company's Activase sales include, but are not limited to, the timing of FDA approval, if any, of new competitive products, pricing decisions made by the Company, and the outcome of any patent disputes which may arise in connection with the Company's patents for Activase and related processes.

Growth Hormone Sales - The Company continues to face the possibility of new competition in the growth hormone market. Three companies received FDA approval in 1995 to market their growth hormone products for treatment of growth hormone inadequacy in children. A fourth company received notice from the FDA in April 1996 that such approval is imminent, and additionally is seeking approval to sell its human growth hormone to treat AIDS wasting. Genentech expects such competition to have an adverse effect on its sales of Protropin and Nutropin which, depending on the extent and type of the competition, could be material. Other factors affecting the Company's growth hormone sales include, but are not limited to, the timing of FDA approval, if any, of new competitive products, the outcome of litigation involving the Company's patents for growth hormone and related processes, pricing decisions made by the Company, and the availability of third party reimbursement for the cost of growth hormone therapy.

Royalty and Contract Revenues - The Company's 1996 royalty and contract revenues could continue to vary significantly from the prior year, both on a quarterly and annual basis, and future royalties and contract revenues could vary significantly from 1996 levels. Major factors affecting these items include, but are not limited to, HLR's decisions to exercise or not exercise its options to develop and sell the Company's future products, and variations in HLR's sales of Genentech products.

R&D Expenses - The Company intends to continue its commitment to aggressive investment in R&D. The Company has announced its intention for R&D spending to remain at approximately half of total revenues for the short-term. Over the long-term, however, R&D as a percent of revenues should decrease, although in

                                   Page 14
dollar terms R&D spending is expected to rise as revenues rise. Factors affecting the Company's R&D expenses include, but are not limited to, the outcome of clinical trials currently being conducted; the number of products entering into development from preclinical research; future levels of the Company's product sales, royalty revenues and contract revenues; the possibility of competition with respect to products or technologies under development; and decisions by HLR to exercise or not exercise its options to develop and sell potential products of the Company in non-U.S. markets and the timing of such decisions.

Liquidity - The Company believes that its cash, cash equivalents, and short-term and long-term investments, together with funds provided by operations and leasing arrangements, will be sufficient to meet its foreseeable cash requirements. Factors affecting the Company's cash position include, but are not limited to, future levels of the Company's product sales, royalty revenues and contract revenues.

The above statements are forward-looking and involve a number of risks and uncertainties. Among other factors that could cause the Company's actual results, including its product sales, royalties, expenses and net income, to differ materially from these statements or any other forward-looking statements made by, or on behalf of the Company, are the following:

Acceptance of Pulmozyme as a treatment for cystic fibrosis - Factors that may influence the future sales of Pulmozyme include physician perception of the number and kinds of patients who will benefit from such therapy, the availability of third party reimbursement for the costs of therapy, the timing of the development of alternative therapies for the treatment and care of cystic fibrosis, whether and when additional indications are approved for Pulmozyme, and the cost of Pulmozyme therapy.

Variation of royalty, contract and other revenues - These revenues will continue to fluctuate due to the timing of non-U.S. approvals, if any, for products licensed to HLR; whether and when contract benchmarks are achieved; the initiation of new contractual arrangements, including the exercise of product options by HLR, and the timing and amount of related development cost reimbursement, if any; and the conclusion of existing arrangements with other companies and HLR.

Successful development of products - The Company intends to continue to develop new products. Successful pharmaceutical product development is highly uncertain and is dependent on numerous factors, many of which are beyond the Company's control. Products that appear promising in the early phases of development may fail to reach the market for numerous reasons. They may be found to be ineffective or to have harmful side effects in preclinical or clinical testing, may fail to receive necessary regulatory approvals, may turn out to be uneconomical because of manufacturing costs or other factors, or they may be precluded from commercialization by the proprietary rights of others or by competing products or technologies for the same indication. Success in preclinical and early clinical trials does not ensure that large scale clinical trials will be successful. Clinical results are frequently susceptible to varying interpretations which may delay, limit or prevent regulatory approvals. The length of time necessary to complete clinical trials and from submission of an application for marketing approval to a final decision by a regulatory authority varies significantly and may be difficult to predict.

Uncertainties surrounding proprietary rights - The patent positions of pharmaceutical and biotechnology companies can be highly uncertain and involve complex legal and factual questions. Accordingly, the breadth of claims allowed in such company's patents cannot be predicted. Patent disputes are frequent and can preclude commercialization of products. The Company, as in the past, may be involved in future material patent litigation. Such litigation is costly in its own right and could subject the Company to significant liabilities to third parties and, if decided adversely, the Company may need to obtain third party licenses or cease using the technology or product in dispute. As discussed above, the presence of patents or other proprietary rights belonging to other parties may lead to the termination of research and development of a particular product.

                   INDEPENDENT ACCOUNTANTS' REVIEW REPORT



The Board of Directors and Stockholders
Genentech, Inc.


We have reviewed the accompanying condensed consolidated balance sheet of Genentech, Inc. as of March 31, 1996, and the related condensed consolidated statements of income and cash flows for the three-month periods ended March 31, 1996 and 1995. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Genentech, Inc. as of December 31, 1995, and the related consolidated statements of income, stockholders' equity, and cash flows for the year then ended (not presented herein) and in our report dated January 17, 1996, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1995, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.





                                             ERNST & YOUNG LLP

San Jose, California
April 9, 1996

                                 GENENTECH, INC.
                           PART II.  OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS

On February 26, 1996, the U.S. Court of Appeals for the Federal Circuit overruled the preliminary injunction against Novo Nordisk A/S and certain of its affiliates (Novo). On April 8, 1996, the same court upheld the preliminary injunction against Biotechnology General Corporation and its affiliate (BTG). Future court decisions will determine whether Novo's and BTG's growth hormone products will be preliminarily or permanently enjoined from the U.S. market.

See also Note 4 "Legal Proceedings" in Part I "Notes to Condensed Consolidated Financial Statements."



ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            (a)  Exhibits

                 10.20  Employment Agreement, dated January 1, 1996, between the Company and Edmon R. Jennings

                 15.1   Letter re:   Unaudited Interim Financial Information

                 27.1   Financial Data Schedule

            (b)  Reports on Form 8-K


In a report filed on Form 8-K dated February 23, 1996, in connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company made a cautionary statement identifying important factors that could cause the Company's actual results to differ materially from those projected in forward looking statements made by, or on behalf of, the Company.

                                GENENTECH, INC.
                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


   Date:   May 15, 1996                          GENENTECH, INC.


   /S/ARTHUR D. LEVINSON                         /S/LOUIS J. LAVIGNE, JR.
   -------------------------------------         ----------------------------
   Arthur D. Levinson, Ph.D.                     Louis J. Lavigne, Jr.
   President and Chief Executive Officer         Senior Vice President and
                                                 Chief Financial Officer



                                                 /S/BRADFORD S. GOODWIN
                                                 ----------------------------
                                                 Bradford S. Goodwin
                                                 Vice President and Controller