Form 10-Q
period 1996-06-30
GENENTECH INC
filed 1996-08-14
CIK 318771

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC  20549

                                    FORM 10-Q

                                    (Mark One)

X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended June 30, 1996.

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock $.02 par value                    76,621,009
Class                                          Outstanding at June 30, 1996

Special Common Stock $.02 par value            44,048,647
Class                                          Outstanding at June 30, 1996







                                   GENENTECH, INC.
                                        INDEX


PART I.     FINANCIAL INFORMATION                                    PAGE NO.

Condensed Consolidated Statements of Income -
for the three months and six months ended
June 30, 1996 and 1995                                                    3

Condensed Consolidated Statements of Cash Flows -
for the six months ended June 30, 1996 and 1995                           4

Condensed Consolidated Balance Sheets -
June 30, 1996 and December 31, 1995                                       5

Notes to Condensed Consolidated Financial Statements                   6-10

Financial Review                                                      11-18

Independent Accountants' Review Report                                   19

PART II.     OTHER INFORMATION                                        20-21

SIGNATURES                                                               22



































                                      Page 2

PART I.  FINANCIAL INFORMATION

                                  GENENTECH, INC.
                    CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                       (thousands, except per share amounts)
                                    (unaudited)

                                              Three Months          Six Months
                                             Ended June 30         Ended June 30
                                         ---------------------  --------------------
                                            1996        1995      1996       1995
                                         ---------   ---------  ---------  ---------
Revenues:
  Product sales (including amounts
    from related parties: three months -
    1996-$5,537; 1995-$0; six months -
    1996-$9,492; 1995-$0)                $ 148,305   $ 161,236  $ 300,642  $ 323,303
  Royalties (including amounts from
    related parties: three months -
    1996-$5,886; 1995-$2,234; six
    months - 1996-$12,513; 1995-$4,631)     53,224      49,424    106,117     96,573
  Contract and other (including
    amounts from related parties:
    three months - 1996-$24,675;
    1995-$4,387; six months -
    1996-$43,432; 1995-$9,571)              27,032       7,861     49,132     24,083
  Interest                                  15,201      14,532     30,755     28,061
                                         ---------   ---------  ---------  ---------
     Total revenues                        243,762     233,053    486,646    472,020

Costs and expenses:
  Cost of sales (including amounts
    from related parties:
    three months - 1996-$4,379; 1995-$0;
    six months - 1996-$7,842; 1995-$0)      27,153      24,312     53,032     51,062
  Research and development                 112,603      87,167    228,236    182,126
  Marketing, general and administrative     60,987      67,814    113,029    132,137
  Special charge (merger related)                -       8,000          -      8,000
  Interest                                   1,333       2,039      2,892      3,910
                                         ---------   ---------  ---------  ---------
    Total costs and expenses               202,076     189,332    397,189    377,235

Income before taxes                         41,686      43,721     89,457     94,785

Income tax provision                        19,967       6,558     29,521     14,218
                                         ---------   ---------  ---------  ---------
Net income                               $  21,719   $  37,163  $  59,936  $  80,567
                                         =========   =========  =========  =========
Net income per share                     $     .18   $     .31  $     .49  $     .67
                                         =========   =========  =========  =========
Weighted average number of shares used
  in computing per share amounts           123,257     120,899    123,309    120,696
                                         =========   =========  =========  =========



              See notes to condensed consolidated financial statements.

                                      Page 3

                                   GENENTECH, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (thousands)
                                     (unaudited)
                                                                   Six Months
                                                                  Ended June 30
                                                              ----------------------
                                                                 1996        1995
                                                              ----------  ----------
Cash flows from operating activities:
  Net income                                                  $  59,936   $  80,567
  Adjustments to reconcile net income to net cash provided
   by operating activities:
   Depreciation and amortization                                 30,714      28,899
   Deferred income taxes                                         (7,305)          -
   Gain on sales of securities available-for-sale                   (90)     (5,730)
   Writedown of securities available-for-sale                         -       6,609
   Gain on sale of a non-marketable equity security                   -        (703)
   Writedown of non-marketable equity securities                      -         469
   Loss on fixed asset dispositions                                 529          32
  Changes in assets and liabilities:
     Receivables and other current assets                       (20,761)    (69,980)
     Inventories                                                  8,201      10,312
     Accounts payable, other current liabilities
       and other long-term liabilities                           (6,708)      5,023
                                                              ----------  ----------
  Net cash provided by operating activities                      64,516      55,498

Cash flows from investing activities:
  Purchases of securities held-to-maturity                     (326,510)   (286,197)
  Proceeds from maturities of securities held-to-maturity       422,329     484,815
  Purchases of securities available-for-sale                   (156,410)   (225,942)
  Proceeds from sales of securities available-for-sale           75,683      20,334
  Purchases of non-marketable equity securities                  (7,523)          -
  Proceeds from sale of a non-marketable equity security              -         703
  Capital expenditures                                          (58,184)    (23,728)
  Change in other assets                                          3,136     (25,694)
                                                              ----------  ----------
  Net cash used in investing activities                         (47,479)    (55,709)

Cash flows from financing activities:
  Stock issuances                                                43,682      26,644
  Additions to long-term debt and
   short-term borrowings                                              -      26,109
  Repayment of long-term debt, including
   current portion                                                 (358)       (425)
                                                              ----------  ----------
  Net cash provided by financing activities                      43,324      52,328
                                                              ----------  ----------
Net increase in cash and cash equivalents                        60,361      52,117
  Cash and cash equivalents at beginning of period              137,043      66,713
                                                              ----------  ----------
  Cash and cash equivalents at end of period                  $ 197,404   $ 118,830
                                                              ==========  ==========

              See notes to condensed consolidated financial statements.

                                   GENENTECH, INC.
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                                     (thousands)
                                     (unaudited)
                                                        June 30,       December 31,
                                                         1996               1995
                                                      ------------      ------------
ASSETS
Current assets:
  Cash and cash equivalents                           $   197,404       $    137,043
  Short-term investments                                  556,187            603,296
  Accounts receivable, net (including amounts
    from related parties: 1996-$49,633;
    1995-$19,281)                                         189,829            172,160
  Inventories                                              85,447             93,648
  Prepaid expenses and other current assets                42,725             39,267
                                                      ------------      ------------
     Total current assets                               1,071,592          1,045,414

Long-term marketable securities                           391,718            356,475
Property, plant and equipment, less
  accumulated depreciation
 (1996-$294,936; 1995-$268,751)                           534,484            503,654
Other assets                                              109,500            105,452
                                                      ------------      ------------
Total assets                                          $ 2,107,294       $  2,010,995
                                                      ============      ============
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts and notes payable                          $    31,474       $     37,459
  Other current liabilities (including
    amounts due to related parties:
    1996-$9,933; 1995-$8,475)                             190,223            195,985
                                                      ------------      ------------
     Total current liabilities                            221,697            233,444

Long-term debt                                            150,000            150,000
Other long-term liabilities                                25,346             25,504
                                                      ------------      ------------
     Total liabilities                                    397,043            408,948

Stockholders' equity:
  Preferred stock                                               -                  -
  Special common stock                                        881                853
  Common stock                                              1,532              1,532
  Other stockholders' equity                            1,707,838          1,599,662
                                                      ------------      ------------
Total stockholders' equity                              1,710,251          1,602,047
                                                      ------------      ------------
Total liabilities and stockholders' equity            $ 2,107,294       $  2,010,995
                                                      ============      ============



            See notes to condensed consolidated financial statements.

                                GENENTECH, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

Note 1.     Statement of Accounting Presentation

In the opinion of Genentech, Inc. (the Company), the accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of adjustments of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended June 30, 1996 and 1995 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. The condensed consolidated balance sheet as of December 31, 1995 has been derived from the audited financial statements as of that date. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report to Stockholders for the year ended December 31, 1995.

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


Note 3.     Agreement with Roche Holdings, Inc.

On October 25, 1995, a new agreement (the Agreement) with Roche Holdings, Inc. (Roche) was approved by Genentech's non-Roche stockholders to extend to June 30, 1999, Roche's option to cause Genentech to redeem the outstanding callable putable common stock (special common stock) of the Company at predetermined

                                GENENTECH, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

prices. Should the call be exercised, Roche will concurrently purchase from the Company a like number of common shares, for a price equal to Genentech's cost to redeem the special common stock. The Agreement also granted the additional right to shareholders to sell all, some or none of their shares to the Company at $60.00 per share in the thirty business day period following June 30, 1999, in the event that Roche has not exercised its redemption rights (and Roche will concurrently provide the necessary redemption funds to the Company by purchasing a like number of shares of common stock at $60.00 per share). In conjunction with the Agreement, F. Hoffmann-La Roche Ltd. (HLR) was granted an option at terms discussed below for ten years for licenses to use and sell certain of Genentech's products in non-U.S. markets. As a general matter, such option for a Genentech product must be exercised at, or prior to if Genentech mutually agrees, the conclusion of phase II clinical trials for each product. In general, for each product for which HLR exercises its option (option product), the Company and HLR will share equally all development expenses, including preclinical, clinical, process development and related expenses, incurred by the Company through that date and prospectively, with respect to the development of the option product in the United States. HLR will pay all non-U.S. development expenses. At the Company's election, and with HLR's consent, HLR may reimburse Genentech for HLR's share of development costs incurred prior to HLR's option exercise date, by payment of such costs at the time of the option exercise, or by making payments prospectively until HLR's share has been fully reimbursed to Genentech. In general, Genentech will supply HLR's clinical requirements of option products at cost and its commercial requirements at cost plus 20%. In general, HLR will pay a royalty of 12.5% until an option product reaches $100 million in aggregate sales outside of the United States, at which time the royalty rate increases to 15%. In addition, HLR has exclusive rights to, and pays the Company 20% royalties on, Canadian sales of the Company's existing approved products in Canada, and European sales of Pulmozyme, registered trademark. Consequently, in the fourth quarter of 1995, the Company transferred to HLR the rights to its Canadian product sales, and its European sales of Pulmozyme, and commenced recording royalty revenue from HLR on such sales.

Contract revenue in the quarter ended June 30, 1996 included $19.3 million primarily related to HLR's exercise of its option with respect to the development of insulin-like growth factor (IGF-1) outside of the United States for the treatment of diabetes. On a year to date basis, contract revenue also included $17.1 million recorded in the first quarter of 1996 related to HLR's exercise of its option regarding IDEC-C2B8, representing a one time option fee of $13.1 million, and $4.0 million for reimbursement of development costs incurred by Genentech during the first quarter but after the exercise date.


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


                                   Page 7
                                GENENTECH, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

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

On June 28, 1995 and August 10, 1995, the U.S. District Court for the Southern District of New York issued preliminary injunctions against Novo Nordisk A/S and certain of its affiliates (Novo) and Biotechnology General Corporation and its affiliate (BTG), respectively, which prohibited each of them, pending the Court's final determination of the action, from importing, making, using and selling their human growth hormone products in the United States. Each of Novo and BTG appealed the Court's decision. On April 8, 1996, the U.S. Court of Appeals for the Federal Circuit upheld the preliminary injunction against BTG. On February 26, 1996, the same court had overruled the preliminary injunction against Novo. However, on June 27, 1996, a United States District Court judge in New York granted the Company's request for a second preliminary injunction against Novo, based on a recently issued U.S. patent that the Company did not assert in the earlier proceeding. Future court decisions will determine whether Novo's and BTG's products will be permanently enjoined from the U.S. market.

On May 28, 1996, the Company filed a suit for patent infringement and declaratory judgement of patent infringement in the Federal District Court for the District of Massachusetts against Boehringer Mannheim GmbH and Boehringer Mannheim Corporation, alleging that the manufacture, use and sale of their thrombolytic agent, reteplase, infringes five Genentech patents relating to Activase and/or general biotechnology processes.

In July 1996, the Company and Tanox Biosystems, Inc. (Tanox) announced the settlement of pending lawsuits filed by each company against the other and new joint development and cross license agreements relating to anti-IgE monoclonal antibodies. The two companies and Ciba-Geigy Ltd., which is jointly developing anti-IgE antibodies with Tanox, agreed in principle to combine their existing anti-IgE antibody development projects into a cooperative development effort, and, upon commercialization, to participate in a joint U.S. marketing and U.S. and European profit sharing arrangement.

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

                                GENENTECH, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

Note 5.     Inventories

Inventories at June 30, 1996 and December 31, 1995 are summarized below:

                                           1996            1995
                                        ----------      ----------
                                                (thousands)

            Raw materials               $  17,332       $  12,808
            Work in process                56,157          67,239
            Finished goods                 11,958          13,601
                                        ----------      ----------
                Total                   $  85,447       $  93,648
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

The Company has been reporting in income the recognition of operating loss and tax credit carryforward items arising prior to the quasi-reorganization due to the Company's adoption of its quasi-reorganization in the context of the accounting and quasi-reorganization literature existing at the date the quasi-reorganization was effected. If the provisions of the subsequently issued Staff Accounting Bulletin 86 (SAB 86) had been applied, net income for the quarter ended June 30, 1995, would have been reduced by $1.8 million or $.01 per share ($11.8 million or $.10 per share for the year to date period), because SAB 86 would require that the tax benefits of prior operating loss and tax credit carryforwards be reported as a direct addition to additional paid-in capital rather than being recorded in the income statement. The Securties and Exchange Commission staff has indicated that it would not object to the Company's accounting for such tax benefit. As of June 30, 1995, the operating loss and tax credit carryforwards arising prior the quasi-reorganization had been fully utilized; thus there was no impact for the three- or six-month periods ended June 30, 1996.

Note 7.     Change in Effective Income Tax Rate

The Company's effective income tax rate in the three-month and six-month periods ended June 30, 1996 was 48% and 33%, respectively, compared to 15% in the first half of 1995. The effective rate for the full year 1996 is expected to be 33%. The second quarter effective rate was 48% as it included an adjustment to bring the year to date rate to 33%. The rate increase was primarily due to the implementation of a new approach for funding future R & D costs of certain development products and related manufacture of these products, by international subsidiaries of the Company, resulting in foreign losses not currently providing a tax benefit. Also contributing to the 1996 rate increase was the recognition of a greater amount of tax credit carryforwards in 1995 than in 1996. The higher tax rates resulted in net income that was $13.7 million and $16.1 million lower in the second quarter and first half of 1996, respectively, than it would have been if the prior year rate had been used.
                                  Page 9
                                GENENTECH, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)


Note 8.     Subsequent Event

In July 1996, the Company and Tanox Biosystems, Inc. (Tanox) announced the settlement of pending lawsuits filed by each company against the other and new joint development and cross license agreements relating to anti-IgE monoclonal antibodies. The two companies and Ciba-Geigy Ltd., which is jointly developing anti-IgE antibodies with Tanox, agreed in principle to combine their existing anti-IgE antibody development projects into a cooperative development effort, and, upon commercialization, to participate in a joint U.S. marketing and U.S. and European profit sharing arrangement. A definitive agreement is expected to be concluded within six months. In July, 1996, the Company made a payment to Tanox in connection with the agreements.
A portion of the payment was accrued by the Company in previous periods as marketing, general and administrative expense related to expected settlement costs of this litigation. The remaining portion of the payment will be charged to research and development expense in the third quarter of 1996 related to the technology rights acquired under the new joint development and cross license agreements.





































                               GENENTECH, INC.
                              FINANCIAL REVIEW

AGREEMENT WITH ROCHE HOLDINGS, INC.

On October 25, 1995, a new agreement (the Agreement) with Roche Holdings, Inc. (Roche) was approved by Genentech's non-Roche stockholders to extend to June 30, 1999, Roche's option to cause Genentech (the Company) to redeem the outstanding callable putable common stock (special common stock) of the Company at predetermined prices. Should the call be exercised, Roche will concurrently purchase from the Company a like number of common shares, for a price equal to Genentech's cost to redeem the special common stock. The Agreement also granted the additional right to shareholders to sell all, some or none of their shares to the Company at $60.00 per share in the thirty business day period following June 30, 1999 in the event that Roche has not exercised its redemption rights (and Roche will concurrently provide the necessary redemption funds to the Company by purchasing a like number of shares of common stock at $60.00 per share). In conjunction with the Agreement, F. Hoffmann-La Roche Ltd. (HLR) was granted an option at terms discussed below for ten years for licenses to use and sell certain of Genentech's products in non-U.S. markets. As a general matter, such option for a Genentech product must be exercised at, or prior to if Genentech mutually agrees, the conclusion of phase II clinical trials for each product. In general, for each product for which HLR exercises its option (option product), the Company and HLR will share equally all development expenses, including preclinical, clinical, process development and related expenses, incurred by the Company through that date and prospectively, with respect to the development of the option product in the United States. HLR will pay all non-U.S. development expenses. At the Company's election, and with HLR's consent, HLR may reimburse Genentech for HLR's share of development costs incurred prior to HLR's option exercise date, by payment of such costs at the time of the option exercise, or by making payments prospectively until HLR's share has been fully reimbursed to Genentech. In general, Genentech will supply HLR's clinical requirements of option products at cost and its commercial requirements at cost plus 20%. In general, HLR will pay a royalty of 12.5% until an option product reaches $100 million in aggregate sales outside of the United States, at which time the royalty rate increases to 15%. In addition, HLR has exclusive rights to, and pays the Company 20% royalties on, Canadian sales of the Company's existing approved products in Canada, and European sales of Pulmozyme, registered trademark. Consequently, in the fourth quarter of 1995, the Company transferred to HLR the rights to its Canadian product sales, and its European sales of Pulmozyme, and commenced recording royalty revenue from HLR on such sales.

Contract revenue in the quarter ended June 30, 1996 included $19.3 million primarily related to HLR's exercise of its option with respect to the development of insulin-like growth factor (IGF-1) outside of the United States for the treatment of diabetes. On a year to date basis, contract revenue also included $17.1 million recorded in the first quarter of 1996 related to HLR's exercise of its option regarding IDEC-C2B8, representing a one time option fee of $13.1 million, and $4.0 million for reimbursement of development costs incurred by Genentech during the first quarter but after the exercise date.









RESULTS OF OPERATIONS
(dollars in millions, except per share amounts)
                               Quarter ended June 30     Six months ended June 30
                               ----------------------    ------------------------
REVENUES                        1996   1995  % Change     1996    1995   % Change
- ----------------------         ------ ------ --------    ------  ------  --------
Revenues                       $243.8 $233.0     5%      $486.6  $472.0      3%
                               ====== ====== ========    ======  ======  ========
PRODUCT SALES
- ----------------------
Activase                       $ 72.3 $ 74.1    (2)%     $148.9  $152.3     (2)%
Protropin and Nutropin           54.1   55.9    (3)       110.1   110.3      0
Pulmozyme                        20.8   30.3   (31)        39.7    58.8    (32)
Actimmune                         1.1     .9    22          1.9     1.9      0
                               ------ ------ --------    ------  ------  --------
Total product sales            $148.3 $161.2    (8)%     $300.6  $323.3     (7)%
                               ====== ====== ========    ======  ======  ========

Overall product sales in the three- and six-month periods ended June 30, 1996 decreased 8% and 7%, respectively, from the comparable periods in 1995 primarily due to the fact that sales of products to customers in Europe and Canada are now made by Roche instead of Genentech. In conjunction with the Agreement with Roche, in the fourth quarter of 1995 Genentech stopped recording customer sales of Pulmozyme in Europe and of each of its products in Canada. The Company instead began to provide its products to HLR at cost plus 20% for HLR's sales to customers in these territories, and began to receive royalties from HLR on such sales. In the second quarter of 1996, Genentech's product sales to HLR for Canadian and European sales were $5.5 million; in the comparable period of 1995 Genentech's sales to customers in these regions were $16.4 million. On a pro forma basis, including sales to HLR in 1996 and excluding Canadian and European customer sales in 1995, total product sales in the second quarter of 1996 were $148.3 million, compared to $144.8 million in 1995. In the year to date period, on a pro forma basis, total product sales were $300.6 million in 1996 and $293.1 million in 1995. Year to date sales to HLR for Canadian and European sales in 1996 were $9.5 million; in 1995 Genentech's customer sales in these regions were $30.2 million. The new arrangement with Roche also resulted in higher royalties in 1996 and had an impact on cost of sales as a percent of sales; see comments below regarding these items.

Net sales of Activase, registered trademark, (Alteplase, recombinant) recombinant tissue plasminogen activator, decreased 2% in the second quarter of 1996 compared to the second quarter of 1995, as the impact of not having Canadian customer sales in 1996 (such sales were $3.6 million in 1995) more than offset an increase in U.S. sales due to higher market share, and the new sales to Roche. On a pro forma basis as described above, 1996 second quarter sales of Activase were $72.3 million, compared to $70.5 million in the second quarter of 1995. On a year to date basis, Activase sales decreased 2% for the same reasons, in addition to the sale in 1995 of $3.8 million of bulk product to Japanese licensees. Activase sales on a pro forma basis for the year to date period were $148.9 million in 1996 compared to $146.4 million in 1995. Despite Activase's continued market share growth, the overall size of the thrombolytic therapy market during the second quarter of 1996 declined by 5% from the second quarter of 1995 as a result of the increasing use of alternate therapies in the treatment of heart attack patients. In June 1996, the Company received clearance from the U.S. Food and Drug Administration (FDA) to market Activase for the treatment of acute ischemic stroke or brain attack. Activase is the first therapy to be indicated for the management of stroke.

                                    Page 12
Net sales of the Company's two growth hormone products - Protropin, registered trademark, (somatrem for injection) and Nutropin, registered trademark, (somatropin [rDNA origin] for injection) - decreased 3% in the second quarter of 1996 over the comparable period in 1995, resulting from lower U.S. sales as well as the transfer of Canadian sales of growth hormone to HLR in late 1995. On a pro forma basis, growth hormone sales were $54.1 million in the second quarter of 1996 compared to $55.2 million in 1995. On a year to date basis, growth hormone sales were essentially flat. For the year to date period on a pro forma basis, sales of growth hormone were $110.1 million in 1996 compared to $108.9 million in 1995. In June 1996, a preliminary injunction was granted against Novo Nordisk and certain of its affiliates (Novo), prohibiting the sale of Novo's human growth hormone in the United States until a full trial on the matter is concluded. In April 1996, an appeals court upheld the preliminary injunction against Biotechnology General and its affiliate (BTG), another of the Company's possible competitors, similarly prohibiting the sale of BTG's growth hormone product pending final determination of the action.

Net sales of Pulmozyme decreased 31% in the quarter ended June 30, 1996 compared to the second quarter of 1995, primarily due to the Agreement with Roche. 1995 Pulmozyme sales included $12.2 million of sales to European and Canadian customers. In 1996, sales in these territories are made by HLR. On a pro forma basis, Pulmozyme sales were $20.8 million in the second quarter of 1996, compared to $18.1 million in the second quarter of 1995. Pulmozyme sales in the six months ended June 30, 1996 were down 32% from the prior year, primarily due to the Agreement with Roche. On a pro forma basis, sales in the first half of 1996 were $39.7 million versus $35.9 million in 1995.

                               Quarter ended June 30    Six months ended June 30
ROYALTIES, CONTRACT AND        ----------------------    ------------------------
  OTHER, AND INTEREST INCOME    1996   1995  % Change     1996    1995   % Change
- -----------------------------  ------ ------ --------    ------  ------  --------
Royalties                      $53.2   $49.4     8%      $106.1  $96.6      10%
Contract and other              27.0     7.9   242         49.1   24.1     104
Interest income                 15.3    14.5     6         30.8   28.1      10

Royalty income increased 8% in the quarter ended June 30, 1996, and 10% in the year to date period, primarily due to new royalties from HLR in conjunction with the Agreement. Under the new arrangement with Roche, effective in the fourth quarter of 1995, Genentech receives royalties from HLR on their sales of Genentech products in Europe and Canada. The first half of 1995 did not include such royalties because at that time Genentech recorded sales to customers in those territories. Royalties in 1996 also included higher income from existing licensees due to increased licensee sales.

Contract and other income increased in the second quarter of 1996 over the second quarter of 1995 due to $19.3 million of contract revenue from HLR primarily related to HLR's exercise of its option regarding IGF-1, as discussed previously. For the year to date period, contract and other income increased $25.0 million, due to the IGF-1 revenue plus $17.1 million in the first quarter of 1996 related to Roche's exercise of its option regarding IDEC-C2B8. This increase was partially offset by two factors - the inclusion in other income in 1995 of $6.3 million of gains on sales on biotechnology equity securities; and a decrease in other contract revenue in 1996 resulting from normal quarterly variations in the timing of contract benchmark achievements and payments.


Interest income increased in 1996 compared to 1995 due to a larger investment portfolio and a higher average portfolio yield. The total investment portfolio, consisting of cash and cash equivalents, and short- and long-term marketable securities, increased to $1,145.3 million as of June 30, 1996 from $985.8 million as of June 30, 1995, and from $1,096.8 million as of December 31, 1995.

                               Quarter ended June 30    Six months ended June 30
                               ----------------------    ------------------------
COSTS AND EXPENSES              1996   1995  % Change     1996    1995   % Change
- -----------------------------  ------ ------ --------    ------  ------  --------
Cost of sales                  $ 27.2 $ 24.3    12%      $ 53.0  $ 51.1      4%
Research and development        112.6   87.2    29        228.3   182.1     25
Marketing, general and
  administrative                 61.0   67.8   (10)       113.0   132.1    (14)
Special charge (merger related)     -    8.0  (100)           -     8.0   (100)
Interest expense                  1.3    2.0   (35)         2.9     3.9    (26)
                               ------ ------ --------    ------  ------  --------
   Total costs and expenses    $202.1 $189.3     7%      $397.2  $377.2      5%
                               ====== ====== ========    ======  ======  ========

Cost of sales as a percent of product sales increased in the second quarter of 1996 over the second quarter of 1995 primarily due to the impact of lower margin sales to HLR in 1996, in conjunction with the Agreement as discussed above, and to a lesser extent due to increases in certain production costs. Inventory reserve provisions were not a significant factor. For the year to date period, the cost of sales percentage also increased primarily due to the new lower margin sales to HLR in 1996, partially offset by lower inventory reserves provided in 1996 ($0.6 million in 1996 versus $2.2 million in 1995). The 1996 reserve of $0.6 million was provided in the first quarter for expected obsolescence of certain Activase inventories in connection with the discontinuance of the 20 milligram vial configuration of the product. The main component of the 1995 provision was $1.7 million provided in the first quarter of 1995 for expected product expiration of certain Activase inventories.

R&D expenses increased 29% and 25% in the second quarter and year to date periods of 1996, respectively, over the comparable periods in 1995 due to increased expenditures for scale-up, other process improvements and clinical material production for products in Phase II and III clinical development; and other expenses for products in late stage clinical trials including the Company's cardiovascular products and IGF-1. There was also an increased number of projects in early stage development in 1996. Partially offsetting these increases were projects with decreased expenditures from the prior year, including the Phase III trial for Pulmozyme for Chronic Obstructive Pulmonary Disease (COPD), which was halted in the third quarter of 1995. R&D as a percent of revenue was approximately 46% in the second quarter of 1996, and 47% on a year to date basis.

Marketing, general and administrative expenses decreased in the quarter ended June 30, 1996 versus the comparable period in 1995 primarily due to the closure of the Company's European and Canadian operations in conjunction with the Agreement, partially offset by higher U.S. sales and marketing expenses stemming from the timing of various promotional activities. Also contributing to the decrease was the $5.7 million writedown of an equity investment in the second quarter of 1995. Marketing, general and administrative expenses also decreased on a year to date basis, for the same reasons as in the quarterly period.

Interest expense declined in 1996 compared to the prior year primarily because 1995 included interest on the Company's $25 million borrowing arrangement, which commenced in February 1995 and was repaid in December 1995.


                            Quarter ended June 30    Six months ended June 30
                            ---------------------    ------------------------
INCOME TAXES                  1996         1995         1996          1995
- --------------------------  --------     --------    ----------    ----------

Income taxes                 $ 20.0       $ 6.6        $ 29.5        $ 14.2



The Company's effective income tax rate rose to 33% for the six months ended June 30, 1996, compared to 15% in the first half of 1995, primarily due to the implementation of a new approach for funding future R & D costs of certain development products and related manufacture of these products, by international subsidiaries of the Company, resulting in foreign losses not currently providing a tax benefit. The effective tax rate is expected to be 33% for the second half and full year of 1996. The effective rate in the second quarter of 1996 was 48% as it included an adjustment to bring the year to date rate to 33%. Also contributing to the 1996 rate increase was the recognition of a greater amount of tax credit carryforwards in 1995 than in 1996.


                           Quarter ended June 30     Six months ended June 30
                          ----------------------     ------------------------
NET INCOME                 1996   1995  % Change      1996    1995   % Change
- ------------------------  ------ ------ --------     ------  ------  --------

Net income                $21.7  $37.2    (42)%      $59.9   $80.6     (26)%
Earnings per share        $ .18  $ .31               $ .49   $ .67


Net income decreased in the second quarter and first half of 1996 compared to 1995 primarily due to the Company's higher effective income tax rate, and secondarily due to increased R & D expenses which more than offset higher revenues from contract payments and royalties.


LIQUIDITY AND CAPITAL
  RESOURCES                       June 30, 1996       December 31, 1995
- -----------------------------    ----------------    -------------------

Cash, cash equivalents,              $ 1,145.3           $ 1,096.8
  short-term investments
  and long-term marketable
  securities

Working capital                          849.9               812.0




                                    Page 15
Cash generated from operations, maturities of investments and stock issuances was used to make investments in marketable securities and capital additions. Cash and cash equivalents at June 30, 1996 rose slightly compared to December 31, 1995, and working capital increased $37.9 million.

Capital expenditures totaled $58.2 million in the first six months of 1996 compared to $23.7 million in the same period in 1995. The increase was primarily due to improvements to existing manufacturing and administrative facilities in 1996.


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

Activase Sales - The Company faces the possibility of potential new competition in the thrombolytic market. Genentech is aware that one company is seeking FDA approval to market its product for the treatment of acute myocardial infarction (AMI) in the United States, and recently an advisory committee of the FDA recommended that the product be approved for such treatment. Genentech has brought suit against that company for patent infringement. Depending on the extent and type of new competition, the Company's total Activase sales could be materially affected. Other factors affecting the Company's Activase sales include, but are not limited to, the timing of FDA approval, if any, of new competitive products, pricing decisions made by the Company, the outcome of litigation involving the Company's patents for Activase and related processes, the increasing use of other therapies such as angioplasty for the treatment of AMI, and the impact of the FDA's recent clearance to market Activase for the treatment of acute ischemic stroke.

Growth Hormone Sales - The Company continues to face the possibility of new competition in the growth hormone market. Three companies received FDA approval in 1995 to market their growth hormone products for treatment of growth hormone inadequacy in children, although two of those companies have been preliminarily enjoined from selling their products (see page 13 "Results of Operations" for further information). A fourth company received notice from the FDA in April 1996 that such approval is imminent, and additionally is seeking approval to sell its human growth hormone product to treat AIDS wasting. Another of Genentech's competitors has received approval to market its existing human growth hormone product for an additional indication. Genentech expects such competition to have an adverse effect on its sales of Protropin and Nutropin which, depending on the extent and type of the competition, could be material. Other factors affecting the Company's growth hormone sales include, but are not limited to, the timing of FDA approval, if any, of new competitive products, the outcome of litigation involving the Company's patents for growth hormone and related processes, decisions made by the Company about prices to be charged for its growth hormone products, and the availability of third party reimbursement for the cost of growth hormone therapy.


                                Page 16
Pulmozyme sales - Factors that may influence the future sales of Pulmozyme include physician perception of the number and kinds of patients who will benefit from such therapy, the availability of third party reimbursement for the costs of therapy, the timing of the development of alternative therapies for the treatment and care of cystic fibrosis, whether and when additional indications are approved for Pulmozyme, and the cost of Pulmozyme therapy.

Royalty and Contract Revenues - The Company's 1996 royalty and contract revenues could continue to vary significantly from the prior year, both on a quarterly and annual basis, and future royalties and contract revenues could vary significantly from 1996 levels. Major factors affecting these items include, but are not limited to, HLR's decisions to exercise or not to exercise its option to develop and sell the Company's future products in non-U.S. markets and the timing and amount of related development cost reimbursement, if any; variations in HLR's sales of Genentech products; the timing of non-U.S. approvals, if any, for products licensed to HLR; whether and when contract benchmarks are achieved; the initiation of other new contractual arrangements; and the conclusion of existing arrangements with other companies and HLR.

R&D Expenses - The Company intends to continue its commitment to aggressive investment in R&D. The Company has announced its intention for R&D spending to remain at approximately half of total revenues for the short-term. Over the long-term, however, R&D as a percent of revenues should decrease, although in dollar terms R&D spending is expected to rise as revenues rise. Factors affecting the Company's R&D expenses include, but are not limited to, the outcome of clinical trials currently being conducted; the number of products entering into development from late-stage research; future levels of the Company's product sales, royalty revenues and contract revenues; the possibility of competition with respect to products or technologies under development; and decisions by HLR to exercise or not to exercise its option to develop and sell potential products of the Company in non-U.S. markets and the timing of such decisions.

Income Tax Provision - The Company expects that as a result of its new approach for funding and manufacturing certain development products (see page 15 "Income Taxes" for further information), and due to rate increases expected following the recognition in 1996 of the balance of the Company's federal tax credit carryforwards, Genentech's effective tax rate will continue to trend upwards through 1999, and then decline as these development products are brought to market. Factors affecting future effective tax rates include, but are not limited to, future levels of R&D spending, the outcome of clinical trials of certain development products, the Company's success in commercializing such products, potential competition regarding the products, and changes in tax laws and rates.

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

                   INDEPENDENT ACCOUNTANTS' REVIEW REPORT



The Board of Directors and Stockholders
Genentech, Inc.


We have reviewed the accompanying condensed consolidated balance sheet of Genentech, Inc. as of June 30, 1996, and the related condensed consolidated statements of income for the three-month and six-month periods ended June 30, 1996 and 1995, and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 1996 and 1995. These financial statements are the responsibility of the Company's management.

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

San Jose, California
July 9, 1996

GENENTECH, INC.
                           PART II.  OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS

On May 28, 1996, the Company filed a suit for patent infringement and declaratory judgement of patent infringement in the Federal District Court for the District of Massachusetts against Boehringer Mannheim GmbH and Boehringer Mannheim Corporation, alleging that the manufacture, use and sale of their thrombolytic agent, reteplase, infringes five Genentech patents relating to Activase, registered trademark, and/or general biotechnology processes.

On June 27, 1996, the United States District Court for the Southern district of New York granted the Company's request for a second preliminary injunction against Novo Nordisk A/S and certain of its affiliates (Novo) to prohibit the sale of Novo's human growth hormone product in the United States until a full trial on the matter is concluded, based on a recently issued U.S. patent that the Company did not assert in an earlier proceeding.

See also Note 4 "Legal Proceedings" in Part I "Notes to Condensed Consolidated Financial Statements."


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company's Annual Meeting of Stockholders, held on April 18, 1996, three matters were voted upon. A description of each matter and tabulation of votes follows:

      1.    Election of four Directors:

                   Nominee                           Votes
            -------------------        ----------------------------------
                                             For              Withheld
                                       ---------------    ---------------
            J. Richard Munro             102,866,738          445,469
            C. Thomas Smith, Jr.         102,867,699          444,508
            Robert A. Swanson            102,882,373          429,834
            David S. Tappan, Jr.         102,844,049          468,158


            There were no abstentions or broker nonvotes.



      2.    Approval of the Company's 1996 Stock Option/Stock Incentive Plan:

                                      Votes
            -------------------------------------------------------------
                  For           Against        Abstain        Nonvotes
            --------------   -------------   -----------   --------------
              89,024,393       7,292,966       218,406       6,776,442

       3.    Ratification of Ernst & Young LLP as the Company's Independent
             Accountants:

                                   Votes
            -------------------------------------------------------------
                 For            Against        Abstain        Nonvotes
            -------------    -------------   -----------   --------------
             103,177,219        48,290         86,698            0



ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            (a)  Exhibits

                 15.1   Letter re:   Unaudited Interim Financial Information

                 27.1   Financial Data Schedule

            (b)  Reports on Form 8-K


             There were no reports on Form 8-K filed during the quarter ended June 30, 1996.

                                GENENTECH, INC.
                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


   Date:  August 14, 1996                        GENENTECH, INC.


   /S/ARTHUR D. LEVINSON                         /S/LOUIS J. LAVIGNE
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