Form 10-Q
period 1996-09-30
GENENTECH INC
filed 1996-11-14
CIK 318771

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC  20549

                                    FORM 10-Q

                                    (Mark One)

X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended September 30, 1996.

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock $.02 par value                 76,621,009
Class                                       Outstanding at September 30, 1996

Special Common Stock $.02 par value         44,548,651
Class                                       Outstanding at September 30, 1996







                                   GENENTECH, INC.
                                        INDEX


PART I.     FINANCIAL INFORMATION                                    PAGE NO.

Condensed Consolidated Statements of Income -
for the three months and nine months ended
September 30, 1996 and 1995                                               3

Condensed Consolidated Statements of Cash Flows -
for the nine months ended September 30, 1996 and 1995                     4

Condensed Consolidated Balance Sheets -
September 30, 1996 and December 31, 1995                                  5

Notes to Condensed Consolidated Financial Statements                   6-10

Financial Review                                                      11-18

Independent Accountants' Review Report                                   19

PART II.     OTHER INFORMATION                                           20

SIGNATURES                                                               21




































PART I.  FINANCIAL INFORMATION
                                  GENENTECH, INC.
                    CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                       (thousands, except per share amounts)
                                    (unaudited)


                                             Three Months           Nine Months
                                          Ended September 30     Ended September 30
                                         ---------------------  --------------------
                                            1996        1995      1996       1995
                                         ---------   ---------  ---------  ---------
Revenues:
  Product sales (including amounts       $ 142,463   $ 158,478  $ 443,105  $ 481,781
    from related parties:
    three months 1996-$1,659; 1995-$0;
    nine months 1996-$11,151; 1995-$0)
  Royalties (including amounts from         54,429      45,642    160,546    142,215
    related parties: three months -
    1996-$6,812; 1995-$3,246; nine
    months - 1996-$19,325; 1995-$7,876)
  Contract and other (including             38,859       4,494     87,991     28,577
    amounts from related parties:
    three months: 1996-$35,977;
    1995-$2,331; nine months:
    1996-$79,409; 1995-$11,902)
  Interest                                  15,956      15,297     46,711     43,358
                                         ---------   ---------  ---------  ---------
     Total revenues                        251,707     223,911    738,353    695,931

Costs and expenses:
  Cost of sales (including amounts          24,836      24,369     77,868     75,431
    from related parties:
    three months: 1996-$1,244; 1995-$0;
    nine months: 1996-$9,085; 1995-$0)
  Research and development                 114,772      85,971    343,008    268,097
  Marketing, general and administrative     61,864      55,249    174,893    187,386
  Special charge (merger related)                -       9,000          -     17,000
  Interest                                   1,094       1,994      3,986      5,904
                                         ---------   ---------  ---------  ---------
    Total costs and expenses               202,566     176,583    599,755    553,818

Income before taxes                         49,141      47,328    138,598    142,113

Income tax provision (benefit)              (1,801)      7,099     27,720     21,317
                                         ---------   ---------  ---------  ---------
Net income                               $  50,942   $  40,229  $ 110,878  $ 120,796
                                         =========   =========  =========  =========
Net income per share                     $     .41   $     .33  $     .90  $    1.00
                                         =========   =========  =========  =========
Weighted average number of shares used
  in computing per share amounts           123,589     121,334    123,402    120,909
                                         =========   =========  =========  =========




              See notes to condensed consolidated financial statements.

                                   GENENTECH, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (thousands)
                                     (unaudited)

                                                                   Nine Months
                                                                Ended September 30
                                                              ----------------------
                                                                 1996        1995
                                                              ----------  ----------
Cash flows from operating activities:
  Net income                                                  $ 110,878   $ 120,796
  Adjustments to reconcile net income to net cash provided
   by operating activities:
   Depreciation and amortization                                 46,189      43,702
   Deferred income taxes                                        (13,278)          -
   Gain on sales of securities available-for-sale                  (472)     (5,897)
   Loss on sales of securities available-for-sale                   263           -
   Writedown of securities available-for-sale                         -       6,609
   Gain on sale of a non-marketable equity security                   -        (703)
   Writedown of non-marketable equity securities                      -         469
   Loss on fixed asset dispositions                                 601          32
  Changes in assets and liabilities:
     Receivables and other current assets                       (30,475)    (47,047)
     Inventories                                                  1,603      10,500
     Accounts payable, other current liabilities
       and other long-term liabilities                          (10,291)     10,471
                                                              ----------  ----------
  Net cash provided by operating activities                     105,018     138,932

Cash flows from investing activities:
  Purchases of securities held-to-maturity                     (543,833)   (481,551)
  Proceeds from maturities of securities held-to-maturity       580,304     666,366
  Purchases of securities available-for-sale                   (237,803)   (243,729)
  Proceeds from sales of securities available-for-sale          134,814      35,800
  Purchases of non-marketable equity securities                  (7,523)          -
  Proceeds from sale of a non-marketable equity security              -         703
  Capital expenditures                                          (86,574)    (38,290)
  Change in other assets                                          3,130     (32,594)
                                                              ----------  ----------
  Net cash used in investing activities                        (157,485)    (93,295)

Cash flows from financing activities:
  Stock issuances                                                61,821      45,607
  Additions to long-term debt and
   short-term borrowings                                              -      27,224
  Repayment of long-term debt, including
   current portion                                                 (358)       (646)
                                                              ----------  ----------
  Net cash provided by financing activities                      61,463      72,185
                                                              ----------  ----------
Net increase in cash and cash equivalents                         8,996     117,822
  Cash and cash equivalents at beginning of period              137,043      66,713
                                                              ----------  ----------
  Cash and cash equivalents at end of period                  $ 146,039   $ 184,535
                                                              ==========  ==========

              See notes to condensed consolidated financial statements.

                                   GENENTECH, INC.
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                                     (thousands)
                                     (unaudited)
                                                      September 30,     December 31,
                                                          1996              1995
                                                      ------------      ------------
ASSETS
Current assets:
  Cash and cash equivalents                           $    146,039      $    137,043
  Short-term investments                                   519,538           603,296
  Accounts receivable, net (including amounts
    from related parties: 1996-$54,309;
    1995-$19,281)                                          196,413           172,160
  Inventories                                               92,045            93,648
  Prepaid expenses and other current assets                 46,064            39,267
                                                      ------------      ------------
     Total current assets                                1,000,099         1,045,414

Long-term marketable securities                            510,582           356,475
Property, plant and equipment, less
  accumulated depreciation
 (1996-$308,391; 1995-$268,751)                            549,059           503,654
Other assets                                               111,245           105,452
                                                      ------------      ------------
Total assets                                          $  2,170,985      $  2,010,995
                                                      ============      ============
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts and notes payable                          $     30,215      $     37,459
  Other current liabilities (including
    amounts due to related parties:
    1996-$9,847; 1995-$8,745)                              186,275           195,985
                                                      ------------      ------------
     Total current liabilities                             216,490           233,444

Long-term debt                                             150,000           150,000
Other long-term liabilities                                 25,071            25,504
                                                      ------------      ------------
     Total liabilities                                     391,561           408,948

Stockholders' equity:
  Preferred stock                                               -                  -
  Special common stock                                         891               853
  Common stock                                               1,532             1,532
  Other stockholders' equity                             1,777,001         1,599,662
                                                      ------------      ------------
Total stockholders' equity                               1,779,424         1,602,047
                                                      ------------      ------------
Total liabilities and stockholders' equity            $  2,170,985      $  2,010,995
                                                      ============      ============




            See notes to condensed consolidated financial statements.

                                GENENTECH, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

Note 1.     Statement of Accounting Presentation

In the opinion of Genentech, Inc. (the Company), the accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of adjustments of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 1996 and 1995 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. The condensed consolidated balance sheet as of December 31, 1995 has been derived from the audited financial statements as of that date. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report to Stockholders for the year ended December 31, 1995.

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


Note 3.     Agreement with Roche Holdings, Inc.

On October 25, 1995, a new agreement (the Agreement) with Roche Holdings, Inc. (Roche) was approved by Genentech's non-Roche stockholders to extend to June 30, 1999, Roche's option to cause Genentech to redeem the outstanding callable


                                GENENTECH, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

putable common stock (special common stock) of the Company at predetermined prices. Should the call be exercised, Roche will concurrently purchase from the Company a like number of common shares, for a price equal to Genentech's cost to redeem the special common stock. The Agreement also granted the additional right to shareholders to sell all, some or none of their shares to the Company at $60.00 per share in the thirty business day period following June 30, 1999, in the event that Roche has not exercised its redemption rights (and Roche will concurrently provide the necessary redemption funds to the Company by purchasing a like number of shares of common stock at $60.00 per share). In conjunction with the Agreement, F. Hoffmann-La Roche Ltd (HLR) was granted an option at terms discussed below for ten years for licenses to use and sell certain of Genentech's products in non-U.S. markets. As a general matter, such option for a Genentech product must be exercised at, or prior to if Genentech mutually agrees, the conclusion of phase II clinical trials for each product. In general, for each product for which HLR exercises its option (option product), the Company and HLR will share equally all development expenses, including preclinical, clinical, process development and related expenses, incurred by the Company through that date and prospectively, with respect to the development of the option product in the United States. HLR will pay all non-U.S. development expenses. At the Company's election, and with HLR's consent, HLR may reimburse Genentech for HLR's share of development costs incurred prior to HLR's option exercise date, by payment of such costs at the time of the option exercise, or by making payments prospectively until HLR's share has been fully reimbursed to Genentech. In general, Genentech will supply HLR's clinical requirements of option products at cost and its commercial requirements at cost plus 20%. In general, HLR will pay a royalty of 12.5% until an option product reaches $100 million in aggregate sales outside of the United States, at which time the royalty rate increases to 15%. In addition, HLR has exclusive rights to, and pays the Company 20% royalties on, Canadian sales of the Company's existing approved products in Canada, and European sales of Pulmozyme, registered trademark. Consequently, in the fourth quarter of 1995, the Company transferred to HLR the rights to its Canadian product sales, and its European sales of Pulmozyme, and commenced recording royalty revenue from HLR on such sales.

Contract revenue in the quarter ended September 30, 1996, included $28.4 million primarily related to HLR's exercise of its option with respect to the development of nerve growth factor (NGF) outside of the United States. Contract revenue year to date 1996 also includes the following HLR option exercises related to product development outside of the United States: $17.1 million in the first quarter for IDEC-C2B8 (a one time option fee of $13.1 million, and $4.0 million for reimbursement of development costs incurred by Genentech during the first quarter but after the exercise date); and $19.3 million in the second quarter for insulin-like growth factor (IGF-1). All other contract revenue from HLR in the three and nine month periods ended September 30, 1996 totaled $7.6 million and $14.6 million, respectively.


Note 4.     Legal Proceedings

The Company is a party to various legal proceedings including patent infringement cases involving human growth hormone products and Activase, registered trademark; product liability cases involving Activase and Protropin, registered trademark; and class action lawsuits regarding Protropin. In addition, in 1995 the Company received and responded to grand jury document subpoenas from the United States District Court for the Northern District of California for documents relating to Genentech's clinical, sales, and marketing activities associated with human growth hormone.

                                   Page 7
                                GENENTECH, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)


The Company, its directors, two former directors and Roche were defendants in a number of suits filed in Delaware, which were consolidated in a single action, by certain individual stockholders purporting to represent stockholders as a class alleging, in general, breach of the defendants' fiduciary duties to the Company in connection with the then proposed extension of Roche's option to cause the Company to redeem the outstanding non-Roche owned redeemable common stock and transactions related thereto. The Company, Roche and the attorneys representing the plaintiff stockholders entered into a memorandum of understanding settling all claims against the defendants in these actions. In August 1996, a Delaware Chancery Court approved the settlement, and the appeal period for the settlement expired in September 1996. In connection with the settlement, Roche agreed to increase the prices at which it may cause Genentech to redeem the non-Roche owned special common stock by $0.50 per share per quarter, to a final price of $82.50 in the quarter ending June 30, 1999; Genentech paid the plaintiffs' attorneys' fees; and in connection with the then proposed merger, Genentech absorbed the termination costs of six Europe-based Genentech employees.

On June 28, 1995 and August 10, 1995, the U.S. District Court for the Southern District of New York issued preliminary injunctions against Novo Nordisk A/S and certain of its affiliates (Novo) and Biotechnology General Corporation and its affiliate (BTG), respectively, which prohibited each of them, pending the Court's final determination of the action, from importing, making, using and selling their human growth hormone products in the United States. Each of Novo and BTG appealed the Court's decision. On April 8, 1996, the U.S. Court of Appeals for the Federal Circuit upheld the preliminary injunction against BTG. On February 26, 1996, the same court overruled the preliminary injunction against Novo. However, on June 27, 1996, a United States District Court judge in New York granted the Company's request for a second preliminary injunction against Novo, based on a recently issued U.S. patent that the Company did not assert in the earlier proceeding. Future court decisions will determine whether Novo's and BTG's human growth hormone products will be permanently enjoined from the U.S. market.

On May 28, 1996, the Company filed a suit for patent infringement and declaratory judgment of patent infringement in the Federal District Court for the District of Massachusetts against Boehringer Mannheim GmbH (BM) and Boehringer Mannheim Corporation, alleging that the manufacture, use and sale of their thrombolytic agent, Reteplase, infringes five Genentech patents relating to Activase and/or general biotechnology processes. On May 24, 1996, Genentech and its licensee, Boehringer Ingelheim GmbH, filed suit in the commercial court in Dusseldorf, Germany, against BM alleging that BM's manufacture of Reteplase in Germany infringes one of Genentech's European patents relating to Activase. A separate lawsuit brought by BM in Munich, Germany, alleging that Reteplase does not infringe Genentech's patent, has been consolidated by the German court with the lawsuit in Dusseldorf. A hearing on those cases is scheduled to take place in Dusseldorf in March 1997.

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


Note 5.     Inventories

Inventories at September 30, 1996 and December 31, 1995 are summarized below:

                                           1996            1995
                                        ----------      ----------
                                                (thousands)

            Raw materials               $   18,261      $  12,808
            Work in process                 62,746         67,239
            Finished goods                  11,038         13,601
                                        ----------      ----------
                Total                   $   92,045      $  93,648
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

The Company has been reporting in income the recognition of operating loss and tax credit carryforward items arising prior to the quasi-reorganization due to the Company's adoption of its quasi-reorganization in the context of the accounting and quasi-reorganization literature existing at the date the quasi-reorganization was effected. If the provisions of the subsequently issued Staff Accounting Bulletin 86 (SAB 86) had been applied, net income for the nine months ended September 30, 1995, would have been reduced by $11.8 million or $.10 per share because SAB 86 would require that the tax benefits of prior operating loss and tax credit carryforwards be reported as a direct addition to additional paid-in capital rather than being recorded in the income statement. The Securities and Exchange Commission staff has indicated that it would not object to the Company's accounting for such tax benefit. As of June 30, 1995, the operating loss and tax credit carryforwards arising prior to the quasi-reorganization had been fully utilized; thus there was no impact for the three months ending September 30, 1995 or the three or nine month periods ended September 30, 1996.

                                GENENTECH, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)


Note 7.     Change in Effective Income Tax Rate

The Company's effective income tax rate for the three and nine month periods ended September 30, 1996 was (4)% and 20%, respectively, compared to 15% in the comparable periods of 1995. The third quarter of 1996 includes a reduction in the tax provision of $11.6 million in order to adjust the year to date rate from 33% to 20%, resulting in a net tax benefit of $1.8 million for the quarter. Genentech is reviewing its operating plan for 1997 and beyond. In connection with that review, the Company has decided not to implement, at this time, the previously announced approach for research and development funding and manufacturing by international subsidiaries of certain of its development products, which are progressing in clinical trials. As a result of the latest change, the Company's effective tax rate is expected to be 20% for the fourth quarter and full year 1996, rather than 33% as previously announced. The rate increase to 20% on a year to date basis in 1996 from 15% in the prior year is due to the recognition of a greater amount of tax credit carryforwards in 1995 than in 1996.

                               GENENTECH, INC.
                              FINANCIAL REVIEW


AGREEMENT WITH ROCHE HOLDINGS, INC.

On October 25, 1995, a new agreement (the Agreement) with Roche Holdings, Inc. (Roche) was approved by Genentech's non-Roche stockholders to extend to June 30, 1999, Roche's option to cause Genentech (the Company) to redeem the outstanding callable putable common stock (special common stock) of the Company at predetermined prices. Should the call be exercised, Roche will concurrently purchase from the Company a like number of common shares, for a price equal to Genentech's cost to redeem the special common stock. The Agreement also granted the additional right to shareholders to sell all, some or none of their shares to the Company at $60.00 per share in the thirty business day period following June 30, 1999 in the event that Roche has not exercised its redemption rights (and Roche will concurrently provide the necessary redemption funds to the Company by purchasing a like number of shares of common stock at $60.00 per share). In conjunction with the Agreement, F. Hoffmann-La Roche Ltd (HLR) was granted an option at terms discussed below for ten years for licenses to use and sell certain of Genentech's products in non-U.S. markets. As a general matter, such option for a Genentech product must be exercised at, or prior to if Genentech mutually agrees, the conclusion of phase II clinical trials for each product. In general, for each product for which HLR exercises its option (option product), the Company and HLR will share equally all development expenses, including preclinical, clinical, process development and related expenses, incurred by the Company through that date and prospectively, with respect to the development of the option product in the United States. HLR will pay all non-U.S. development expenses. At the Company's election, and with HLR's consent, HLR may reimburse Genentech for HLR's share of development costs incurred prior to HLR's option exercise date, by payment of such costs at the time of the option exercise, or by making payments prospectively until HLR's share has been fully reimbursed to Genentech. In general, Genentech will supply HLR's clinical requirements of option products at cost and its commercial requirements at cost plus 20%. In general, HLR will pay a royalty of 12.5% until an option product reaches $100 million in aggregate sales outside of the United States, at which time the royalty rate increases to 15%. In addition, HLR has exclusive rights to, and pays the Company 20% royalties on, Canadian sales of the Company's existing approved products in Canada, and European sales of Pulmozyme, registered trademark. Consequently, in the fourth quarter of 1995, the Company transferred to HLR the rights to its Canadian product sales, and its European sales of Pulmozyme, and commenced recording royalty revenue from HLR on such sales.

Contract revenue in the quarter ended September 30, 1996, included $28.4 million primarily related to HLR's exercise of its option with respect to the development of nerve growth factor (NGF) outside of the United States. Contract revenue year to date 1996 also includes the following HLR option exercises related to product development outside of the United States: $17.1 million in the first quarter for IDEC-C2B8 (a one time option fee of $13.1 million, and $4.0 million for reimbursement of development costs incurred by Genentech during the first quarter but after the exercise date); and $19.3 million in the second quarter for insulin-like growth factor (IGF-1). All other contract revenue from HLR in the three and nine month periods ended September 30, 1996 totaled $7.6 million and $14.6 million, respectively.

RESULTS OF OPERATIONS
(dollars in millions, except per share amounts)

                                   Quarter ended           Nine months ended
                                    September 30             September 30
                               ----------------------    ------------------------
REVENUES                        1996   1995  % Change     1996    1995   % Change
----------------------         ------ ------ --------    ------  ------  --------
Revenues                       $251.7 $223.9     12%     $738.4  $695.9       6%
                               ====== ====== ========    ======  ======  ========
PRODUCT SALES
----------------------
Activase                       $ 65.4 $ 73.2    (11)%    $214.3  $225.5      (5)%
Protropin and Nutropin           57.6   54.2      6       167.6   164.5       2
Pulmozyme                        18.0   30.1    (40)       57.7    88.9     (35)
Actimmune                         1.5    1.0     50         3.5     2.9      21
                               ------ ------ --------    ------  ------  --------
Total product sales            $142.5 $158.5    (10)%    $443.1  $481.8      (8)%
                               ====== ====== ========    ======  ======  ========

Overall product sales in the three and nine month periods ended September 30, 1996 decreased from the comparable periods in 1995, as reflected in the table above, primarily due to the fact that product sales to customers in Europe and Canada are now made by HLR instead of Genentech. In conjunction with the Agreement with Roche, in the fourth quarter of 1995 Genentech stopped recording customer sales of Pulmozyme in Europe and of each of its products in Canada. The Company instead began to provide its products to HLR at cost plus 20% for HLR's sales to customers in these territories, and began to receive royalties from HLR on such sales. In the third quarter of 1996, Genentech's product sales to HLR for Canadian and European sales were $1.7 million; in the comparable period of 1995 Genentech's sales to customers in these regions were $17.3 million. On a pro forma basis, including sales to HLR in 1996 and excluding Canadian and European customer sales in 1995, total product sales in the third quarter of 1996 were $142.5 million, compared to $141.2 million in 1995. In the year to date period, on a pro forma basis, total product sales were $443.1 million in 1996 and $434.3 million in 1995. Year to date sales to HLR for Canadian and European sales in 1996 were $11.2 million; in 1995 Genentech's customer sales in these regions were $47.5 million. The new arrangement with Roche also resulted in higher royalties in 1996 and had an impact on cost of sales as a percent of sales; see comments below regarding these items.

Net sales of Activase, registered trademark, (Alteplase, recombinant tissue plasminogen activator), decreased in the third quarter of 1996 compared to the third quarter of 1995 (see table above), due to lower U.S. sales attributable to a drop in market size as discussed below, as well as the impact of not having Canadian customer sales in 1996 (such third quarter sales were $3.5 million in 1995). On a pro forma basis as described above, 1996 third quarter sales of Activase were $65.4 million, compared to $69.7 million in the third quarter of 1995. On a year to date basis, Activase sales decreased due to the loss of Canadian customer sales ($9.4 million on a year to date basis in 1995), as well as the sale in 1995 of $3.8 million of bulk product to Japanese licensees. Activase sales on a pro forma basis for the year to date period were $214.3 million in 1996 compared to $216.1 million in 1995. Although Activase's market share remains at approximately 80%, the overall size of the thrombolytic market during the third quarter of 1996 declined by approximately 6% from the third quarter of 1995 as a result of the increasing use of mechanical reperfusion rather than thrombolytic therapy, as well as patients receiving therapy through ongoing clinical trials. In June 1996, the Company received clearance from the U.S. Food and Drug Administration (FDA) to market Activase for the treatment of acute ischemic stroke or brain attack. Activase is the first therapy to be indicated for the management of stroke.

Net sales of the Company's two growth hormone products - Protropin, registered trademark, (somatrem for injection) and Nutropin, registered trademark, (somatropin [rDNA origin] for injection) - increased in the third quarter and year to date periods of 1996 over the comparable periods in 1995 (see table above), due to higher U.S. sales. On a pro forma basis, growth hormone sales were $57.6 million in the third quarter of 1996 compared to $53.4 million in 1995, and on a year to date pro forma basis sales were $167.6 million in 1996 compared to $162.3 million in 1995. In June 1996, a preliminary injunction was granted against Novo Nordisk and certain of its affiliates (Novo), prohibiting the sale of Novo's human growth hormone in the United States until a full trial on the matter is concluded. In April 1996, an appeals court upheld the preliminary injunction against Biotechnology General and its affiliate (BTG), another of the Company's possible competitors, similarly prohibiting the sale of BTG's growth hormone product pending final determination of the action.

Net sales of Pulmozyme decreased in the three and nine month periods ended September 30, 1996 from the comparable periods in 1995, as reflected in the table above, primarily in conjunction with the Agreement with Roche. 1995 Pulmozyme sales included $13.0 million of sales to European and Canadian customers in the third quarter, and $35.9 year to date in 1995. In 1996, sales in these territories are made by HLR. On a pro forma basis, Pulmozyme sales were $18.0 million in the third quarter of 1996, compared to $17.1 million in the third quarter of 1995. Pro forma sales were $57.7 million year to date in 1996, and $53.0 in 1995. In October 1996, the Pulmonary-Allergy Drug Advisory Committee to the FDA recommended Pulmozyme for marketing clearance for treatment of cystic fibrosis (CF) patients with advanced disease. The Advisory Committee further recommended that Genentech continue to study the long-term outcome of CF patients.

                                   Quarter ended            Nine months ended
                                    September 30               September 30
ROYALTIES, CONTRACT AND        ----------------------    ------------------------
  OTHER, AND INTEREST INCOME    1996   1995  % Change     1996    1995   % Change
-----------------------------  ------ ------ --------    ------  ------  --------
Royalties                      $54.4   $45.6    19%      $160.5  $142.2     13%
Contract and other              38.9     4.5   764         88.0    28.6    208
Interest income                 15.9    15.3     4         46.8    43.4      8

Royalty income increased 19% in the quarter ended September 30, 1996, and 13% in the year to date period, primarily due to new royalties from HLR in conjunction with the Agreement. Under the new arrangement with Roche, effective in the fourth quarter of 1995, Genentech receives royalties from HLR on their sales of Genentech products in Europe and Canada. The first nine months of 1995 did not include such royalties because at that time Genentech recorded sales to customers in those territories. Royalties in 1996 also included higher income from existing licensees due to increased licensee sales.

Contract and other income increased in the third quarter of 1996 over the third quarter of 1995 primarily due to $28.4 million of contract revenue from HLR primarily related to HLR's exercise of its option regarding NGF, as previously discussed. For the year to date period, contract and other income increased $59.4 million, and included the NGF revenue plus $17.1 million in the first quarter of 1996 related to HLR's exercise of its option regarding IDEC-C2B8, and $19.3 in the second quarter from HLR's IGF-1 option exercise. All other contract revenue from HLR in the three and nine month periods ended September 30, 1996 totaled $7.6 million and $14.6 million, respectively. The increase attributable to contract revenue from HLR was partially offset by two factors - the inclusion in other income in the first nine months of 1995 of $6.4 million of gains on sales on biotechnology equity securities; and a decrease in other contract revenue in 1996 resulting from normal variations in the timing of contract benchmark achievements and payments.

Interest income increased in 1996 compared to 1995 due to a larger investment portfolio. The total investment portfolio, consisting of cash and cash equivalents, and short- and long-term marketable securities, increased to $1,176.2 million as of September 30, 1996 from $1,080.2 million as of September 30, 1995, and from $1,096.8 million as of December 31, 1995.

                                   Quarter ended            Nine months ended
                                    September 30              September 30
                               ----------------------    ------------------------
COSTS AND EXPENSES              1996   1995  % Change     1996    1995   % Change
-----------------------------  ------ ------ --------    ------  ------  --------
Cost of sales                  $ 24.8 $ 24.4     2%      $ 77.9  $ 75.4      3%
Research and development        114.8   86.0    33        343.0   268.1     28
Marketing, general and
  administrative                 61.9   55.2    12        174.9   187.4     (7)
Special charge (merger related)    -     9.0  (100)          -     17.0   (100)
Interest expense                  1.1    2.0   (45)         4.0     5.9    (32)
                               ------ ------ --------    ------  ------  --------
   Total costs and expenses    $202.6 $176.6    15%      $599.8  $553.8      8%
                               ====== ====== ========    ======  ======  ========

Cost of sales as a percent of product sales increased in the third quarter of 1996 over the third quarter of 1995 primarily due to the impact of lower margin sales to HLR in 1996, in conjunction with the Agreement as discussed above, and to a lesser extent due to increases in certain production costs. Inventory reserve provisions were not a significant factor. For the year to date period, the cost of sales percentage similarly increased primarily due to the new lower margin sales to HLR in 1996, partially offset by lower inventory reserves provided in 1996 ($0.6 million in 1996 versus $2.2 million in 1995). The 1996 reserve of $0.6 million was provided in the first quarter for expected obsolescence of certain Activase inventories in connection with the discontinuance of the 20 milligram vial configuration of the product. The main component of the 1995 provision was $1.7 million provided in the first quarter of 1995 for expected product expiration of certain Activase inventories.

R&D expenses increased 33% and 28% in the third quarter and year to date periods of 1996, respectively, over the comparable periods in 1995 due to increased expenditures for scale-up, material production and clinical trials for products in late stage development, including IGF-1, currently in Phase III trials for diabetes, and IDEC-C2B8, which recently completed Phase III clinical trials for treating non-Hodgkin's B-cell lymphoma, with results expected by year end; costs to license technology from collaborative partners; and expenses for the increased number of projects in early stage development, including two projects which are currently being prepared to enter Phase I clinical trials - vascular endothelial growth factor (VEGF) for coronary ischemic disease, and an anti-VEGF antibody for cancer. R&D as a percent of revenue was approximately 46% in both the quarter and year to date periods in 1996.

Marketing, general and administrative (MG&A) expenses increased in the quarter ended September 30, 1996 versus the comparable period in 1995 primarily due to higher general and administrative (G&A) costs attributable to the timing of various corporate expenses, and higher royalty expense related to increased royalty revenue from non-Roche licensees. The increase in G&A in the quarter more than offset a decrease in marketing and sales expense resulting from the closure of the Company's European and Canadian operations in conjunction with the Agreement. On a year to date basis, MG&A expenses decreased in 1996 compared to 1995 primarily due to the foreign operations' closure.

Interest expense declined in 1996 compared to the prior year primarily because 1995 included interest on the Company's $25 million borrowing arrangement, which commenced in February 1995 and was repaid in December 1995.

                               Quarter ended            Nine months ended
                                September 30               September 30
                            ---------------------    ------------------------
INCOME TAXES                  1996         1995         1996          1995
--------------------------  --------     --------    ----------    ----------

Income taxes                 $(1.8)       $ 7.1        $ 27.7        $ 21.3

The Company's effective income tax rate for the three and nine month periods ended September 30, 1996 was (4)% and 20%, respectively, compared to 15% in the comparable periods of 1995. Genentech is reviewing its operating plan for 1997 and beyond. In connection with that review, the Company has decided not to implement, at this time, the previously announced approach for research and development funding and manufacturing by international subsidiaries of certain of its development products, which are progressing in clinical trials. The large number of products which remain in late stage clinical development at this time will potentially require high levels of financial and human resources, necessitating focusing on successful development of these projects utilizing domestic, rather than international, manufacturing facilities and resources. As a result of the latest change, the Company's tax rate is expected to be 20% for the fourth quarter and for the full year 1996, rather than 33% as previously announced. The third quarter results include a reduction in the tax provision of $11.6 million in order to adjust the year to date rate from 33% through the second quarter of 1996, to 20% in the third quarter. This results in a net $1.8 million tax benefit for the quarter. The rate increase to 20% in 1996 from 15% in 1995 is due to the recognition of a greater amount of tax credit carryforwards in 1995 than in the 1996.


                                Quarter ended             Nine months ended
                                 September 30                September 30
                           ----------------------     ------------------------
NET INCOME                  1996   1995  % Change      1996    1995   % Change
-------------------------  ------ ------ --------     ------  ------  --------

Net income                 $50.9   $40.2     27%      $110.9  $120.8     (8)%
Earnings per share         $ .41   $ .33              $  .90  $ 1.00

                                      Page 15
Net income increased in the third quarter of 1996 over the third quarter of 1995 due to higher contract and royalty revenue and a net income tax benefit for the quarter, partially offset by higher expenses, primarily R&D. On a year to date basis, net income decreased in 1996 compared to 1995 due to higher R&D and income tax expenses, partially offset by increased contract and royalty revenue.


LIQUIDITY AND CAPITAL
  RESOURCES                       September 30, 1996      December 31, 1995
-----------------------------    --------------------    -------------------

Cash, cash equivalents,               $ 1,176.2              $ 1,096.8
  short-term investments
  and long-term marketable
  securities

Working capital                           783.6                  812.0


Cash generated from operations, maturities of investments and stock issuances was used to make investments in marketable securities and capital additions. Cash and cash equivalents at September 30, 1996 rose slightly compared to December 31, 1995, and working capital decreased $28.4 million.

Capital expenditures totaled $86.6 million in the first nine months of 1996 compared to $38.3 million in the same period in 1995. The increase was primarily due to improvements to existing manufacturing and administrative facilities in 1996.


FORWARD-LOOKING STATEMENTS

The following statements are forward-looking and are based on the Company's current expectations. The Company's actual results could differ materially from these forward-looking statements.

Total Product Sales - The Company anticipates that a year over year decrease in total reported quarterly product sales may continue throughout 1996. Factors affecting the Company's total product sales include, but are not limited to, the amount and timing of Genentech's sales to HLR, the amount of sales to customers in the United States, increased competition in the growth hormone and thrombolytic markets, and the timing and amount of bulk shipments to licensees.

Activase Sales - The Company faces new competition in the thrombolytic market. Genentech is aware that one company received FDA approval in October, 1996, to market its product for the treatment of acute myocardial infarction (AMI) in the United States. Genentech has brought suit against that company for patent infringement. In addition, there is an increasing use of mechanical reperfusion in the treatment of AMI patients in lieu of the use of thrombolytic therapy. Depending on the extent and type of new competition, the Company's total Activase sales could be materially affected. Other factors affecting the Company's Activase sales include, but are not limited to, the timing of FDA approval, if any, of additional competitive products, pricing decisions made by the Company, the outcome of litigation against Boehringer Mannheim GmbH and Boehringer Mannheim Corporation involving the Company's patents for tissue plasminogen activator and processes related to its production, the increasing use of other therapies such as mechanical reperfusion techniques for the treatment of AMI, and the impact of the FDA's recent clearance for the Company to market Activase for the treatment of acute ischemic stroke.

                                    Page 16
Growth Hormone Sales - The Company continues to face the possibility of new competition in the growth hormone market. Three companies received FDA approval in 1995, and a fourth company received FDA approval in October 1996, to market their growth hormone products for treatment of growth hormone inadequacy in children, although two of those companies have been preliminarily enjoined from selling their products (see "Results of Operations" for further information). Two of Genentech's competitors have received approval to market their existing human growth hormone products for additional indications. Genentech expects such competition to have an adverse effect on its sales of Protropin and Nutropin which, depending on the extent and type of the competition, could be material. Other factors affecting the Company's growth hormone sales include, but are not limited to, the timing of FDA approval, if any, of other new competitive products, the outcome of litigation involving the Company's patents for human growth hormone and related processes, decisions made by the Company about prices to be charged for its growth hormone products, and the availability of third party reimbursement for the cost of growth hormone therapy.

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

R&D Expenses - The Company intends to continue its commitment to aggressive investment in R&D. The Company has announced its intention for R&D spending to remain at approximately half of total revenues for the short-term. Over the long-term, however, R&D as a percent of revenues should decrease, although in dollar terms R&D spending is expected to rise as revenues rise. Factors affecting the Company's R&D expenses include, but are not limited to, the outcome of clinical trials currently being conducted; the number of products entering into development from late-stage research; future levels of the Company's product sales (including the impact of competition), royalty revenues and contract revenues; the possibility of competition with respect to products or technologies under development; and decisions by HLR to exercise or not to exercise its option to develop and sell potential products of the Company in non-U.S. markets and the timing of such decisions.

Income Tax Provision - The Company expects that its effective tax rate will increase from the current rate of 20% to approximately 35% in 1997, and continue at or near 35% for the next several years dependent upon several factors. These factors include, but are not limited to, changes in tax laws and rates, future levels of R&D spending, the outcome of clinical trials of certain development products, the Company's success in commercializing such products, and potential competition regarding the products.

Successful development of products - The Company intends to continue to develop new products. Successful pharmaceutical product development is highly uncertain and is dependent on numerous factors, many of which are beyond the Company's control. Products that appear promising in the early phases of development may fail to reach the market for numerous reasons. They may be found to be ineffective or to have harmful side effects in preclinical or clinical testing, may fail to receive necessary regulatory approvals, may turn out to be uneconomical because of manufacturing costs or other factors, or may be precluded from commercialization by the proprietary rights of others or by competing products or technologies for the same indication. Success in preclinical and early clinical trials does not ensure that large scale clinical trials will be successful. Clinical results are frequently susceptible to varying interpretations which may delay, limit or prevent regulatory approvals. The length of time necessary to complete clinical trials and from submission of an application for marketing approval to a final decision by a regulatory authority varies significantly and may be difficult to predict.

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

Liquidity - The Company believes that its cash, cash equivalents, and short-term and long-term investments, together with funds provided by operations and leasing arrangements, will be sufficient to meet its foreseeable cash requirements. Factors affecting the Company's cash position include, but are not limited to, future levels of the Company's product sales, royalty and contract revenues, and expenses.

                   INDEPENDENT ACCOUNTANTS' REVIEW REPORT



The Board of Directors and Stockholders
Genentech, Inc.


We have reviewed the accompanying condensed consolidated balance sheet of Genentech, Inc. as of September 30, 1996, and the related condensed consolidated statements of income for the three-month and nine-month periods ended September 30, 1996 and 1995, and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 1996 and 1995. These financial statements are the responsibility of the Company's management.

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

San Jose, California
October 9, 1996

GENENTECH, INC.
                           PART II.  OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS

On July 9, 1996, Genentech and Tanox Biosystems, Inc. (Tanox) announced the settlement of pending lawsuits filed by each company against the other and new joint development and cross license agreements relating to anti-IgE monoclonal antibodies. Tanox had filed a lawsuit against Genentech relating to the development of anti-IgE, and Genentech had filed a patent infringement suit against Tanox and Ciba-Geigy Ltd., which is jointly developing anti-IgE antibodies with Tanox. The three companies agreed in principle to combine their existing anti-IgE antibody development projects into a cooperative development effort, and, upon commercialization, to participate in a joint U.S. marketing and U.S. and European profit sharing arrangement.


On August 26, 1996, a Delaware Chancery Court approved the settlement of a consolidated stockholder class action lawsuit filed following the announcement of Genentech's new agreement with Roche Holdings, Inc. (Roche) in October 1995, and the appeal period expired 30 days later. In connection with the settlement, Roche agreed to increase the prices at which it may cause Genentech to redeem the non-Roche owned special common stock by $0.50 per share per quarter, with a final redemption price of $82.50 in the quarter ending June 30, 1999. Genentech paid the plaintiff's attorneys' fees and, in connection with the then proposed merger, absorbed the termination costs of six Europe-based Genentech employees.

See also Note 4 "Legal Proceedings" in Part I "Notes to Condensed Consolidated Financial Statements."



ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            (a)  Exhibits

                 15.1   Letter re:   Unaudited Interim Financial Information

                 27.1   Financial Data Schedule

            (b)  Reports on Form 8-K

                 There were no reports on Form 8-K filed during the quarter ended September 30, 1996.

                                GENENTECH, INC.
                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


   Date:  November 14, 1996                      GENENTECH, INC.


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