Form 10-K
period 1996-12-31
GENENTECH INC
filed 1997-03-27
CIK 318771

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                  Form 10-K

(Mark One)
X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the fiscal year ended December 31, 1996

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the transition period from   to   .

                    Commission file number: 1-9813

                             GENENTECH, INC.

     A Delaware Corporation                         94-2347624
                                       (I.R.S. employer identification number)

460 Point San Bruno Boulevard
South San Francisco, California  94080-4990
(415) 225-1000

Securities registered pursuant to Section 12(b) of the Act:
==============================================================================
  Title of Each Class                Name of Each Exchange on Which Registered
------------------------------------------------------------------------------
Common Stock $.02 par value                 New York Stock Exchange
Callable Putable Common Stock               Pacific Stock Exchange
$.02 par value
==============================================================================
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X    No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.  [   ]

The approximate aggregate market value of voting stock held by nonaffiliates of the registrant is $2,124,378,536 as of March 7, 1997. (A)

Number of shares of Common Stock outstanding as of March 7, 1997:
   76,621,009
Number of shares of Callable Putable Common Stock outstanding as of
   March 7, 1997:   45,537,468

             Documents incorporated by reference:
                                                          PARTS INCORPORATED
                       DOCUMENT                               BY REFERENCE

(1) Annual Report to stockholders for the year ended                 II
    December 31, 1996 (specified portions)

(2) Definitive Proxy Statement with respect to the 1997             III
    Annual Meeting of Stockholders filed by Genentech, Inc.
    (SEC file No. 1-9813) with the Securities and Exchange
    Commission (hereinafter referred to as "Proxy Statement")
-----------------------------------------------------------------------------
(A) Excludes 92,659,682 shares of Common Stock and Callable Putable Common Stock held by Directors, Officers and stockholders whose ownership exceeds five percent of either the Common Stock or Callable Putable Common Stock outstanding at March 7, 1997 (the holdings of one stockholder, FMR Corp., were calculated based on its holdings as of December 31, 1996). Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant.

                                     PART I
ITEM 1.   BUSINESS

Genentech, Inc. (the Company) is a biotechnology company that discovers, develops, manufactures and markets human pharmaceuticals produced by recombinant DNA technology for significant unmet medical needs. The Company manufactures and markets six products directly in the United States (U.S.) and sells these products to F. Hoffmann-La Roche Ltd (HLR) for HLR to sell outside of the United States. Of these six products, HLR has the right to sell five in Canada and one in a number of countries. In addition, the Company receives royalties from HLR's sales of these products and receives royalties from HLR and other licensees from sales of five other products which originated from the Company's technology.

RELATIONSHIP WITH ROCHE HOLDINGS, INC.

On October 25, 1995, the Company and Roche Holdings, Inc. (Roche) entered into a new agreement (the Agreement). Each share of the Company's common stock not held by Roche or its affiliates on that date automatically converted to one share of callable putable common stock (special common stock). The Agreement extends until June 30, 1999, Roche's option to cause the Company to redeem
(call) the outstanding special common stock of the Company at predetermined prices. Should the call be exercised, Roche will concurrently purchase from the Company a like number of common shares, for a price equal to the Company's cost to redeem the special common stock. During the quarter beginning January 1, 1997, the call price is $69.25 per share; it increases by $1.25 in the following quarter, then increases by $1.50 per share each quarter through the end of the option period on June 30, 1999, on which date the price is $82.50 per share. If Roche does not cause the redemption as of June 30, 1999, the Company's stockholders will have the option (the put) to cause the Company to redeem none, some, or all of their shares of special common stock at $60.00 per share (and Roche will concurrently provide the necessary redemption funds to the Company by purchasing a like number of shares of common stock at $60.00 per share) within thirty business days commencing July 1, 1999. Roche Holding Ltd, a Swiss corporation, has guaranteed Roche's obligation under the put.

In conjunction with the Agreement, HLR was granted an option for ten years for licenses to use and sell certain of the Company's products in non-U.S. markets. As a general matter, such option for a Genentech product must be exercised at, or prior to if Genentech mutually agrees, the conclusion of phase II clinical trials for each product. In general, for each product for which HLR exercises its option, the Company and HLR will share equally all development expenses incurred by the Company through the option exercise date and prospectively with respect to the development of the product in the United States. HLR will pay all non-U.S. development expenses. At the Company's election, and with HLR's consent, HLR may reimburse the Company for HLR's share of development costs incurred prior to HLR's option exercise date, either by payment of such costs at the time of the option exercise or by making payments prospectively until HLR's share has been fully reimbursed to the Company.

In general, HLR pays a royalty of 12.5% until a product reaches $100 million in aggregate sales outside of the U.S., at which time the royalty rate increases to 15%. In addition, HLR has exclusive rights to, and pays the Company 20% royalties on, Canadian sales of the Company's existing products and European sales of Pulmozyme, registered trademark. Consequently, in the fourth quarter of 1995, the Company transferred to HLR the rights to its Canadian product sales and European sales of Pulmozyme, and commenced recording royalty revenue from HLR on such sales. The Company supplies its products to HLR, and has agreed to supply products for which HLR has exercised its option, for sales outside of the U.S. at cost plus 20%.

Under the Agreement, independent of its right to cause the Company to redeem the special common stock, Roche may increase its ownership of the Company up to 79.9% by making purchases on the open market. Roche held approximately 66.0% of the outstanding common equity of the Company as of December 31, 1996. In January and February 1997, Roche purchased additional shares of the Company's common equity, thereby increasing Roche's holdings to approximately 68.0%.

Roche and the Company have developed "Guiding Principles" regarding the nature of their relationship should the call rights be exercised by Roche or the put rights be exercised by the Company's stockholders. These Guiding Principles are not binding on either of the companies and are not intended to modify or alter in any manner any of the agreements between Roche and the Company or to waive any rights that either Roche or the Company may have under such agreements. These Guiding Principles reflect certain of the current practices of the Company or how the Company and Roche will interact in certain business areas if the put rights or call rights are exercised.

Products

Genentech has developed and currently manufactures and markets six products in the U.S.: Activase, registered trademark, (Alteplase, recombinant) recombinant tissue plasminogen activator; Protropin, registered trademark, (somatrem for injection) recombinant growth hormone; Nutropin, registered trademark, [somatropin (rDNA origin) for injection] human growth hormone; Nutropin AQ, trademark, [somatropin (rDNA origin) injection] liquid formulation human growth hormone; Pulmozyme, (dornase alfa) inhalation solution; and Actimmune, registered trademark, (Interferon gamma-1b) recombinant interferon gamma.

Activase: Tissue plasminogen activator (t-PA) is an enzyme that is produced naturally by the body to dissolve blood clots. However, when a blood clot obstructs blood flow in the coronary artery and causes a heart attack, the body is unable to produce enough t-PA to dissolve the clot rapidly enough to prevent damage to the heart. Through recombinant DNA technology, Genentech produces Activase, a recombinant form of t-PA, in sufficient quantity for therapeutic use. The United States Food and Drug Administration (FDA) approved Activase for marketing in the U.S. in 1987 for the treatment of acute myocardial infarction (AMI or heart attack); in 1990 for use in the treatment of acute pulmonary embolism (blood clots in the lungs); and in June 1996 for the treatment of acute ischemic stroke or brain attack within three hours of symptom onset. The Company is currently conducting Phase III studies to expand the treatment window to five hours from symptom onset in patients with acute ischemic stroke. In addition, Phase II studies are being performed to evaluate a second generation of t-PA.

In exchange for royalty payments, the Company has licensed marketing rights to recombinant t-PA in Japan to Kyowa Hakko Kogyo, Ltd. (Kyowa) and Mitsubishi Kasei Corporation (Mitsubishi). Kyowa and Mitsubishi are marketing forms of recombinant t-PA under the trademarks Activacin, registered trademark, and GRTPA, registered trademark, respectively. In a number of countries outside of the U.S., Canada and Japan, the Company has licensed t-PA marketing and manufacturing rights to Boehringer Ingelheim International GmbH (Boehringer). The Company has also licensed certain rights to Boehringer regarding future sales of the second generation of t-PA, which is currently under development. Boehringer markets recombinant t-PA under the trademark Actilyse, registered trademark. Prior to February 1995, t-PA was marketed in Canada by the Company under the Activase trademark and by Boehringer under the trademark Lysatec.
In February 1995, the Company purchased all t-PA Canadian marketing rights from Boehringer. Pursuant to the Agreement with Roche, the Company subsequently granted exclusive rights to HLR, which began selling Activase in Canada on December 1, 1995, and the Company began receiving a royalty on such sales.

Protropin: Human growth hormone is a naturally occurring human protein produced in the pituitary gland that regulates metabolism and is responsible for growth in children. A recombinant growth hormone product developed by the Company, Protropin, was approved by the FDA in 1985 for marketing in the U.S. for the treatment of growth hormone inadequacy in children.

In exchange for royalty payments, the Company licensed rights to recombinant growth hormone outside the U.S. and Canada to Pharmacia & Upjohn, which manufactures and markets recombinant growth hormone under the trademarks Somatonorm, registered trademark, and Genotropin, registered trademark. Under the terms of the agreement with Pharmacia & Upjohn, and effective in late 1995, the Company now has the right to sell growth hormone in certain European countries and Pharmacia & Upjohn has the right to sell their own growth hormone in the U.S. and Canada. In conjunction with the Agreement with Roche, Genentech granted exclusive rights to sell Protropin in Canada to HLR, which began selling Protropin in Canada on December 1, 1995, and Genentech began receiving a royalty on such sales.

Nutropin: Nutropin is a human growth hormone similar to Protropin; however, it does not have the additional amino acid, methionine, found in the Protropin chemical structure. It was approved by the FDA in March 1994 for marketing for the treatment of growth hormone inadequacy in children. Nutropin was approved in November 1993 and launched in January 1994 for marketing in the U.S. for the treatment of growth hormone inadequacy in children due to chronic renal insufficiency (CRI). CRI causes irreversible damage to the kidneys and a variety of other medical problems, including growth hormone inadequacy. The condition affects an estimated 3,000 children in the United States. Nutropin has been designated an Orphan Drug for treatment of growth hormone inadequacy in children with CRI in the United States. In December 1996, the FDA approved Nutropin for the treatment of short stature associated with Turner syndrome. The Company has also applied for regulatory approval of Nutropin for growth hormone inadequacy in adults. In conjunction with the Agreement with Roche, the Company granted the right to sell Nutropin in Canada to HLR, and the Company will receive a royalty on any such sales.

Nutropin AQ: In December 1995, the Company received regulatory approval to market Nutropin AQ, a liquid formulation of Nutropin, aimed at providing improved convenience in administration. Nutropin AQ was approved for the treatment of growth hormone inadequacy in children, growth hormone inadequacy in children due to CRI and short stature associated with Turner syndrome. HLR has the right to sell Nutropin AQ in Canada from which the Company will receive a royalty on any such sales.

In addition, the Company is working in collaboration with Alkermes, Inc. to develop a sustained-release formulation of the Company's human growth hormone. Currently in Phase I/II clinical trials, this formulation is designed to free patients receiving growth hormone therapy from the need for daily injections.

Pulmozyme: Pulmozyme is marketed in the U.S. for the management of cystic fibrosis (CF), for which it has U.S. Orphan Drug designation. There are an estimated 22,000 patients with CF in the U.S., a significant portion of whom are expected to be candidates for treatment. In December 1996, Pulmozyme was cleared for marketing by the FDA for the management of CF patients with advanced disease. Phase III studies are being performed to determine whether early intervention with Pulmozyme can benefit young patients with preserved lung function. In conjunction with the Agreement with Roche, and effective during the fourth quarter of 1995, the Company granted Roche the exclusive right to sell Pulmozyme in Europe and Canada in return for a royalty on such sales.

Actimmune: Actimmune is approved in the U.S. for the treatment of chronic granulomatous disease (CGD), a rare, inherited disorder of the immune system which affects an estimated 250 to 400 Americans. Actimmune received designation by the FDA in 1990 as an Orphan Drug for the treatment of CGD in the United States. The Company receives royalty payments from Boehringer from the sale of interferon gamma in certain countries outside of the U.S., Canada and Japan.




Licensed Products:

In addition to the royalties mentioned above, the Company also receives royalties on the following products:

         Product                 Trademark              Company
____________________________    ____________  ______________________________
Recombinant human insulin        Humulin      Eli Lilly and Company (Lilly)
Human growth hormone             Humatrope    Lilly
Recombinant interferon alpha     Roferon-A    HLR
Hepatitis B vaccine              Recombivax   Merck and Company, Inc.
Hepatitis B vaccine              Engerix-B    Smith-Kline Beecham
                                                Pharmaceuticals
Factor VIII                      Kogenate     Bayer Corporation
Bovine growth hormone            Posilac      Monsanto Corporation


Royalty payments from Lilly on Humulin, trademark, sales will expire in August 1998. In December 1994, the Company and Lilly reached an agreement regarding all patent infringement and contract actions then pending between the two parties. Under the terms of the settlement, Lilly agreed to pay the Company up to $145 million ($25 million in 1994, and 16 quarterly payments of $7.5 million thereafter, $30.0 million of which was received and recorded as revenue by Genentech in each of 1996 and 1995), subject to possible offsets and contingent upon Humulin continuing to be marketed in the United States. In return, the Company granted Lilly licenses, options to licenses, or immunities from suit for certain of the Company's patents. Future payments are required from Lilly on sales of these products. These future payments from Lilly will expire at the end of 1998.

Through its January 1997 agreement with Roche Laboratories, Inc., a New Jersey corporation, the Company now has the exclusive right to market and promote Roche's Roferon-A, registered trademark, in the U.S. for ten years for its approved oncology indications, including hairy-cell leukemia, AIDs-related Kaposi's sarcoma and Ph-positive chronic myelogenous leukemia. During the term of such agreement, the Company will receive a commission on the net sales of Roferon-A, and the Company shall not receive any royalty (other than as part of the commission) under the 1980 Roche agreement regarding such sales.

Products in Development: As part of the Company's program of research and development (R&D), a number of other products are in various stages of development. Product development efforts cover a wide range of disorders or medical conditions, including cancer, respiratory disorders, cardiovascular diseases, endocrine disorders, inflammatory and immune problems, and neurological disorders.

In addition to the new indications for existing products discussed above, below is a summary of products in clinical development:

Product                             Description
--------------------------------    ------------------------------------------------
Phase III
---------
Anti-HER2 Humanized Monoclonal      A humanized monoclonal antibody targeted against
  Antibody                          a protein receptor, which may be useful in the
                                    treatment of certain types of breast cancer.

Auriculin (registered trademark)    A hormone that occurs naturally in the heart
  Anaritide                         which may be useful in treating oliguric
                                    patients with acute renal failure (being
                                    developed under a collaboration between the
                                    Company and Scios Inc.).

IDEC-C2B8                           A monoclonal antibody which may be useful
                                    in the treatment of non-Hodgkin's B-cell
                                    lymphomas (being developed under a collaboration
                                    between the Company and IDEC Pharmaceuticals, Inc.,
                                    (IDEC) and under a collaboration between the Company
                                    and Roche).  IDEC filed for regulatory approval
                                    in the first quarter of 1997.

IGF-I                               A protein that is being studied to determine if
                                    it can improve blood glucose control in type I
                                    and II diabetics.  The Company is currently
                                    preparing for phase III clinical trials for type
                                    II diabetics.  (Roche has exercised its option
                                    for this product outside of the U.S.)

Nerve Growth Factor                 A protein that may aid the treatment of diabetic
                                    peripheral neuropathy (Roche has exercised its
                                    option for this product outside of the U.S.).  The
                                    Company is currently preparing for phase III
                                    clinical trials.

Oral IIb/IIIa antagonist            An inhibitor of platelet aggregation that may
                                    be useful in the prevention of unwanted
                                    clotting in certain cardiovascular conditions
                                    (being developed under a collaboration between
                                    the Company and Roche).  The Company is
                                    currently preparing for phase III clinical
                                    trials.
Phase II
--------
Anti-IgE Humanized Monoclonal       A humanized IgE monoclonal antibody designed to
   Antibody                         interfere early in the process that leads to
                                    symptoms of allergy such as allergic asthma
                                    and allergic rhinitis (being developed in
                                    collaboration with Tanox Biosystems, Inc. and
                                    Novartis Pharmaceuticals Corporation).

Thrombopoietin (TPO)                A protein that is being studied for treatment of
                                    thrombocytopenia, a reduction in clot-inducing
                                    platelets, in cancer patients treated with
                                    chemotherapy.
Phase I
-------
Anti-CD18                           An antibody designed to address problems
                                    related to loss of blood flow, as in
                                    trauma.  (This is being developed in
                                    collaboration with Roche.)

Anti-CDIIa                          An antibody designed to block the immune
                                    cells that are over-active in psoriasis.
                                    Preclinical studies suggest it also may
                                    be useful to curb these same immune cells
                                    after an organ transplant, thus preventing
                                    rejection of the transplant.  (This is
                                    being developed in collaboration with Xoma
                                    Corporation.)

Vascular Endothelial Growth         A protein that ischemic tissues, tissues
Factor (VEGF)                       lacking in oxygen, secrete.  It binds to
                                    receptors on nearby blood vessels and
                                    causes angiogenesis, the formation of new
                                    blood vessels.  The Company is currently
                                    investigating the use of VEGF for the
                                    treatment of coronary ischemia.

Anti-VEGF                           An antibody developed to treat several
                                    types of cancer.  In preclinical studies,
                                    the anti-VEGF antibody resulted in
                                    decreased vascularization and a decline in
                                    growth and metastasis of a variety of
                                    tumors.  The Company has filed an
                                    investigational new drug application (IND)
                                    to investigate its anti-VEGF antibody in a
                                    Phase I clinical trial as a potential
                                    therapy against solid tumors.


In conjunction with the Agreement with Roche, HLR was granted an option for ten years for licenses to use and sell certain of the Company's products in non-U.S. markets. In the past, the Company has licensed the foreign rights to some of its products to major foreign pharmaceutical companies and actively coordinated development and clinical programs with these partners. In some cases the Company has retained manufacturing rights to the licensed products. The Company has retained U.S. marketing rights for its products currently under development.

The Company entered into a collaboration with IDEC in March 1995, to develop IDEC's anti-CD20 monoclonal antibody, IDEC-C2B8, for the treatment of non-Hodgkin's B-cell lymphomas. In the first quarter of 1997, IDEC filed for regulatory approval of that product. In February 1996, the Company expanded its collaboration with IDEC to include two radioconjugates, IDEC-Y2B8 and IDEC-In2B8, for the treatment of more severe forms of B-cell lymphomas. Under the terms of the collaboration agreement, the Company and IDEC have agreed to copromote IDEC-C2B8 in the U.S. and Canada, with IDEC receiving a share of the profits. The Company has commercialization rights throughout the rest of the world except Japan. In conjunction with the Agreement with Roche, the Company has granted an option to HLR to use and sell IDEC-C2B8 in all countries, except the U.S., in which the Company has rights under its agreement with IDEC. HLR exercised that option. IDEC will receive royalties on sales outside the U.S. In connection with the collaboration, the Company provided $9.0 million in preferred equity investments and licensing fees, provided additional equity funding of $12.5 million in 1996 and $2.5 million in 1995, and will provide up to $29.0 million in milestone and option payments of which $4.0 million was paid in 1996. The Company's equity investment in IDEC at December 31, 1996 had a carrying value of $45.6 million.

The Company has a collaboration with Scios Inc. (Scios) for the development of Scios's Auriculin for the treatment of acute renal failure in the U.S. and Canada. The results of the Phase III trial announced in May 1995, were equivocal in all primary endpoints with the exception of a prospectively defined endpoint relating to oliguric (low urine output) patients. Scios is pursuing another Phase III trial for acute renal failure in relation to this sub-population of oliguric patients. Under terms of the collaboration, the companies have agreed to copromote Auriculin in the U.S. and Canada, sharing profits from its commercialization. The Company received exclusive rights to all markets outside the U.S. and Canada subject to a royalty obligation to Scios. In connection with the collaboration, the Company purchased Scios non-voting preferred stock for $20 million, which is convertible into shares of Scios common stock. A portion of this preferred stock was subsequently sold. The Company's equity holding in Scios at December 31, 1996, had a carrying value of $7.8 million. The Company established a line of credit for $30 million that Scios may draw down at Scios's discretion through December 31, 1997 directly from the bank with immediate repayment of the funds due to the bank by the Company. Amounts drawn by Scios under the bank letter of credit or directly from the Company are repayable in the form of cash or Scios common stock (at the market price prevailing on the date of repayment) at Scios's option any time through December 30, 2002. Interest on amounts borrowed by Scios accrue to the Company at the prime rate of interest. At December 31, 1996 and 1995, no amounts were drawn. In addition, the Company agreed to pay $50 million in benchmark payments, conditional on achieving certain predetermined commercialization goals.

Distribution

The Company has a U.S.-based pharmaceutical marketing, sales and distribution organization for its human pharmaceuticals. The Company's sales efforts are focused on specialist physicians based at major medical centers in the United States. In general, products are sold to distributors or directly to hospital pharmacies or medical centers. The Company utilizes common pharmaceutical company marketing techniques, including advertisements, direct mail, and other methods.

The Company's products are available at no charge to qualified patients under the Company's uninsured patient programs in the United States. The Company has established the Genentech Endowment for Cystic Fibrosis so qualified CF patients in the U.S. who need Pulmozyme can gain assistance in obtaining it, and the Genentech Endowment for Growth Disorders, so qualified growth hormone disorder patients in the U.S. who need Nutropin/Protropin can gain assistance in obtaining it.

During 1996, the Company provided certain marketing programs relating to Activase. A comprehensive wastage replacement program exists for Activase which, subject to specific conditions, provides customers the right to return Activase to the Company for replacement related to both patient related product wastage and product expiry. The Company maintains the right to renew, modify or discontinue the above programs.

As discussed in the "Notes to Consolidated Financial Statements" in the Company's 1996 Annual Report to Stockholders (Part II, Item 8 of the Form 10-K), the Company has three customers, including HLR, who provided over 10% of total revenues. Also discussed in the note are revenues from foreign customers in 1996, 1995 and 1994.

Raw Materials

Raw materials and supplies required for the production of the Company's principal products are generally available in quantities adequate to meet the Company's needs.

Proprietary Technology - Patents and Trade Secrets

The Company has a policy of seeking patents on inventions arising from its ongoing R&D activities. Patents issued or applied for cover inventions ranging from basic recombinant DNA techniques to processes relating to specific products and to the products themselves. The Company has either been granted patents or has patent applications pending which relate to a number of current and potential products including products licensed to others. The Company considers that in the aggregate its patent applications, patents and licenses under patents owned by third-parties are of material importance to its operations. Important legal issues remain to be resolved as to the extent and scope of available patent protection for biotechnology products and processes in the U.S. and other important markets outside of the United States. The Company expects that litigation will likely be necessary to determine the validity and scope of certain of its proprietary rights. The Company is currently involved in a number of patent lawsuits, as either a plaintiff or defendant, and administrative proceedings relating to the scope of protection of its patents and those of others. These lawsuits and proceedings may result in a significant commitment of Company resources in the future. There can be no assurance that the patents the Company obtains or the unpatented proprietary technology it holds will afford the Company significant commercial protection.

In general, the Company has obtained licenses from various parties which it deems to be necessary or desirable for the manufacture, use or sale of its products. These licenses (both exclusive and non-exclusive) generally require the Company to pay royalties to the parties on product sales.

The Company's trademarks, ACTIVASE, PROTROPIN, NUTROPIN, NUTROPIN AQ, PULMOZYME and ACTIMMUNE in the aggregate are considered to be of material importance and are registered, except Nutropin AQ, in the United States Patent and Trademark Office and in other countries throughout the world.

Royalty income recognized by the Company during 1996, 1995 and 1994 for patent licenses, know-how and other related rights amounted to $214.7 million, $190.8 million and $126.0 million, respectively. In 1996, 1995 and 1994 the Company incurred royalty expenses amounting to $58.9 million, $54.8 million and $50.5 million, respectively, under licenses from others.

Competition

The Company faces competition, and believes significant long-term competition can be expected, from large pharmaceutical and chemical companies as well as biotechnology companies. This competition can be expected to become more intense as commercial applications for biotechnology products increase. Some competitors, primarily large pharmaceutical companies, have greater clinical, regulatory and marketing resources and experience than the Company. Many of these companies have commercial arrangements with other companies in the biotechnology industry to supplement their own research capabilities.

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

Activase: Activase's market share in 1996 increased to approximately 80% in the U.S. for the treatment of AMI. However, the overall size of the thrombolytic market at year end 1996 declined from 1995 by approximately 6%. The decline in the market size was the result of the increasing use of angioplasty rather than thrombolytic therapy, as well as from patients receiving therapy through ongoing clinical trials. In April 1995, the FDA approved for marketing an accelerated dosage of Activase. In June 1996, the Company received clearance from the FDA to market Activase for the treatment of acute ischemic stroke or brain attack. Activase is the first therapy to be indicated for the management of stroke. In addition, the Company is conducting Phase II clinical trials on a second generation of t-PA.

Genentech is aware of other companies actively pursuing the development for the U.S. market of nonrecombinant or recombinant t-PA or derivatives of that substance, and additional companies or combinations of companies pursuing the development of other types of potentially competitive thrombolytic agents. In October 1996, Boehringer Mannheim (BM) announced that the FDA licensed its heart attack drug, reteplase (brand name Retevase, registered trademark). The Company believes reteplase infringes on its patents and has filed a patent infringement action against BM.

Protropin and Nutropin: Lilly received FDA approval in 1987 to market its growth hormone product for treatment of growth hormone inadequacy in children. Three other companies - BioTechnology General (BTG), Novo
Nordisk A/S (Novo) and Pharmacia & Upjohn - received FDA approval in 1995 to market their growth hormone products for the treatment of growth hormone inadequacy in children, although BTG has been preliminarily enjoined from selling its product. A fifth competitor, Serono Laboratories, Inc., received FDA approval in October 1996 to market its growth hormone product. Novo introduced its product in the U.S. market in February 1997 after the preliminary injunction against Novo was stayed. Pharmacia & Upjohn has marketed their product in the U.S. market since late 1995. In December 1995, Genentech received clearance from the FDA to market Nutropin
AQ, the first and only liquid (aqueous) recombinant human growth hormone product available.

Based on information currently available, Protropin and Nutropin have approximately a 66% share of the U.S. market for treatment of children with growth hormone inadequacy.

Pulmozyme: Sales of Pulmozyme for the management of CF in the U.S., Canada and some countries in Europe began in early 1994. In December 1996, Pulmozyme was cleared for marketing by the FDA for the management of CF patients with advanced disease; a condition that affects approximately 500 patients in the U.S. In accordance with the Agreement with Roche, in the fourth quarter of 1995, HLR obtained exclusive rights to sell Pulmozyme outside of the U.S., and the Company receives a royalty on such sales.

Actimmune: Actimmune received designation as an Orphan Drug by the FDA in 1990 for the treatment of CGD.


Forward-Looking Statements

The following section contains forward-looking statements that are based on the Company's current expectations. Because the Company's actual results may differ materially from any forward-looking statements made by or on behalf of the Company, this section also includes a discussion of important factors that could affect the Company's actual future results, including its product sales, royalties, contract revenues, expenses and net income.

Total Product Sales: Product sales will be dependent on the overall competitive environment. Other factors affecting the Company's total product sales include, but are not limited to, the amount and timing of the Company's sales to HLR, the amount of sales to customers in the U.S., increased competition in the growth hormone and thrombolytic markets, the timing and amount of bulk shipments to licensees, and the possibility of the introduction of a new product in late 1997.

Activase Sales: The Company faces new competition in the thrombolytic market. The Company is aware that one company received FDA approval in October 1996, to market its product for the treatment of AMI in the U.S. The Company has brought suit against that company for patent infringement. In addition, there is an increasing use of angioplasty in the treatment of AMI patients in lieu of the use of thrombolytic therapy. Depending on the extent and type of new competition, the Company's total Activase sales could be materially affected. Other factors affecting the Company's Activase sales include, but are not limited to, the timing of FDA approval, if any, of additional competitive products, pricing decisions made by the Company, the outcome of litigation against Boehringer Mannheim GmbH and Boehringer Mannheim Corporation involving the Company's patents for tissue plasminogen activator and processes related to its production and formulation, the outcome of the GUSTO III clinical trial which involved a head-to-head comparison of Activase and Retevase and which failed to demonstrate that Retavase has a statistically significant lower mortality rate than Activase, the increasing use of other therapies such as angioplasty techniques for the treatment of AMI, and the impact of the FDA's recent clearance for the Company to market Activase for the treatment of acute ischemic stroke.

Growth Hormone Sales: The Company continues to face the possibility of increased competition in the growth hormone market. Three companies received FDA approval in 1995, and a fourth company received FDA approval in October 1996, to market their growth hormone products for treatment of growth hormone inadequacy in children, although one of those companies has been preliminarily enjoined from selling its product. Two of the Company's competitors have received approval to market their existing human growth hormone products for additional indications. The Company expects such competition to have an adverse effect on its sales of Protropin, Nutropin and Nutropin AQ which, depending on the extent and type of competition, could be material. Other factors affecting the Company's growth hormone sales include, but are not limited to, the timing of FDA approval, if any, of other new competitive products, the outcome of litigation involving the Company's patents for human growth hormone and related processes, pricing decisions made by the Company, the availability of third-party reimbursement for the cost of growth hormone therapy, and the impact of Nutropin as a treatment for short stature associated with Turner syndrome.

Pulmozyme Sales: Factors that may influence the future sales of Pulmozyme include, but are not limited to, physician perception of the number and kinds of patients who will benefit from such therapy, the availability of third-party reimbursement for the costs of therapy, the timing of the development of alternative therapies for the treatment and care of CF, whether and when additional indications are approved, and the cost of therapy.

Royalty and Contract Revenues: Royalty and contract revenues in future periods could vary significantly from 1996 levels. Major factors affecting these revenues include, but are not limited to: HLR's decisions to exercise or not to exercise its option to develop and sell the Company's future products in non-U.S. markets and the timing and amount of related development cost reimbursement, if any; variations in HLR's sales of Genentech products, and other licensees' sales of licensed products; the expiration of royalties from Lilly in 1998; fluctuations in foreign currency exchange rates; the timing of non-U.S. approvals, if any, for products licensed to HLR; whether and when contract benchmarks are achieved; the initiation of other new contractual arrangements; and the conclusion of existing arrangements with other companies and HLR.

R&D Expenses: The Company intends to continue its commitment to aggressive investment in R&D. As it continues late-stage clinical testing of products, the Company anticipates that its R&D expenses will continue at a high percentage of revenues over the short-term. Over the long-term, however, R&D as a percent of revenues should decrease, although in dollar terms R&D spending is generally expected to rise as revenues rise. Factors affecting the Company's R&D expenses include, but are not limited to: the outcome of clinical trials currently being conducted; the number of products entering into development from late-stage research; future levels of the Company's product sales (including the impact of competition), royalty and contract revenues; the possibility of competition with respect to products or technologies under development; and decisions by HLR to exercise or not to exercise its option to develop and sell potential products of the Company in non-U.S. markets and the timing of such decisions.

Income Tax Provision: The Company expects that its effective tax rate will increase from the current rate of 20% to between 25% and 35% in 1997 and for the next several years, dependent upon several factors. These factors include, but are not limited to, changes in tax laws and rates, future levels of R&D spending, the outcome of clinical trials of certain development products, the Company's success in commercializing such products, and potential competition regarding the products.

Successful Development of Products: The Company intends to continue to develop new products. Successful pharmaceutical product development is highly uncertain and is dependent on numerous factors, many of which are beyond the Company's control. Products that appear promising in the early phases of development may fail to reach the market for numerous reasons. They may be found to be ineffective or to have harmful side effects in preclinical or clinical testing, may fail to receive necessary regulatory approvals, may turn out to be uneconomical because of manufacturing costs or other factors, or may be precluded from commercialization by the proprietary rights of others or by competing products or technologies for the same indication. Success in preclinical and early clinical trials does not ensure that large scale clinical trials will be successful. Clinical results are frequently susceptible to varying interpretations which may delay, limit or prevent regulatory approvals. The length of time necessary to complete clinical trials and to submit an application for marketing approval for a final decision by a regulatory authority varies significantly and may be difficult to predict.

Uncertainties Surrounding Proprietary Rights: The patent positions of pharmaceutical and biotechnology companies can be highly uncertain and involve complex legal and factual questions. Accordingly, the breadth of claims allowed in such companies' patents cannot be predicted. Patent disputes are frequent and can preclude commercialization of products. The Company, as in the past, may be involved in future material patent litigation. Such litigation is costly in its own right and could subject the Company to significant liabilities to third parties and, if decided adversely, the Company may need to obtain third-party licenses or cease using the technology or product in dispute. The presence of patents or other proprietary rights belonging to other parties may lead to the termination of R&D of a particular product. The Company believes it has strong patent protection or the potential for strong patent protection for a number of its products that generate sales and royalty revenue or that the Company is developing; however, the courts will determine the ultimate strength of patent protection of the Company's products and those on which the Company earns royalties.

Liquidity: The Company believes that its cash, cash equivalents, and short-term investments, together with funds provided by operations and leasing arrangements, will be sufficient to meet its foreseeable operating cash requirements. In addition, the Company believes it could access additional funds from the capital markets. Factors affecting the Company's cash position include, but are not limited to, future levels of the Company's product sales, royalty and contract revenues, expenses and capital expenditures.

Market Potential/Risk: Over the longer term, the Company's (and its partners') ability to successfully market current products, expand their usage, and bring new products to the marketplace will depend on many factors, including, but not limited to, the effectiveness and safety of the products, FDA and foreign regulatory agencies' approvals for new products and new indications, and the degree of patent protection afforded to particular products.

Roche Holdings, Inc.: The Company expects to continue to have material transactions with Roche, including royalty and contract development revenues, product sales and joint product development.

Foreign Exchange: The Company receives royalty revenues from countries throughout the world. As a result, the Company's financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which the Company's products are sold. The Company is exposed to changes in exchange rates in Europe, Asia and Canada. When the U.S. dollar strengthens against the currencies in these countries, the U.S. dollar value of non-U.S. dollar-based revenue decreases; when the U.S. dollar weakens, the U.S. dollar value of the non-U.S. dollar-based revenues increases. Accordingly, changes in exchange rates, and in particular a strengthening of the U.S. dollar, may adversely affect the Company's royalty revenues as expressed in U.S. dollars.

To mitigate this risk, the Company hedges certain of these anticipated revenues by purchasing options with expiration dates and amounts of currency that are based on a portion of probable revenues so that the adverse impact of movements in currency exchange rates on the non-dollar denominated revenues will be at least partly offset by an associated increase in the value of the option. The Company also enters into forward contracts to lock in the dollar value of a portion of these anticipated revenues.

Interest Rates: The Company's interest income is sensitive to changes in the general level of U.S. interest rates. In this regard, changes in U.S. interest rates affect the interest earned on the Company's cash equivalents, short-term investments and long-term investments. To mitigate the impact of fluctuations in U.S. interest rates, the Company enters into interest rate swap transactions which generally involve the receipt of fixed rate interest and the payment of floating rate interest without the exchange of the underlying principal. These agreements have the effect of locking in rates for longer periods of time than the duration of short-term investments.

Equity Securities: As part of its strategic alliance efforts, the Company invests in equity instruments that are subject to fluctuations from market value changes in stock prices. To mitigate this risk, certain equity securities are hedged with costless collars. A costless collar is a purchased put option and a written call option in which the cost of the purchased put and the proceeds of the written call offset each other; therefore, there is no initial cost or cash outflow for these instruments at the time of purchase. The purchased put protects the Company from a decline in the market value of the security below a certain minimum level (the put "strike" level); while the call effectively limits the Company's potential to benefit from an increase in the market value of the security above a certain maximum level (the call "strike" level).

Credit Risk of Counterparties: The Company could be exposed to losses related to the above financial instruments should one of its counterparties default. This risk is mitigated through credit monitoring procedures.

Legal Proceedings: The Company is a party to various legal proceedings including patent infringement cases and various cases involving product liability and other matters. See Item 3 "Legal Proceedings" below for further information.

Government Regulation

The pharmaceutical industry is subject to stringent regulation with respect to product safety and efficacy by various federal, state and local authorities. Of particular significance are the FDA's requirements covering research and development, testing, manufacturing, quality control, labeling and promotion of drugs for human use. A pharmaceutical product cannot be marketed in the U.S. until it has been approved by the FDA, and then can only be marketed for the indications and claims approved by the FDA. As a result of these requirements, the length of time, the level of expenditures and the laboratory and clinical information required for approval of an NDA (New Drug Application), a PLA (Product License Application), a BLA (Biologics License Application) or an ELA (Establishment License Application) are substantial and can require a number of years, although recently revised regulations are designed to reduce somewhat the time for approval of new products.

Although it is difficult to predict the ultimate effect, if any, these matters or any other pending or future legislation, regulations or government actions may have on its business, the Company believes that the development of new and improved products which address unmet medical needs should enable it to compete effectively within this environment.

Research and Development

A major portion of the Company's operating expenses to date have been related to the R&D of products either on its own behalf or under contracts. During 1996, 1995 and 1994 the Company's research and development expenses were $471.1 million, $363.0 million and $314.3 million, respectively. The Company has sponsored approximately 92%, 95% and 98% of its research and development for the years 1996, 1995 and 1994, respectively.

The Company's research efforts have been the primary source of the Company's products. The Company intends to maintain its strong commitment to research as an essential component of its product development effort. In the future, licensed technology developed by outside parties could become an additional source of potential products.

Human Resources

As of December 31, 1996, the Company had 3,071 employees in the United States.

Environment

The Company seeks to comply with all applicable statutory and administrative requirements concerning environmental quality. The Company has made, and will continue to make, the necessary expenditures for environmental compliance and protection. Expenditures for compliance with environmental laws have not had and are not expected to have a material effect on the Company's capital expenditures, earnings or competitive position.


ITEM 2.   PROPERTIES

The Company's major facilities are located in a research and industrial park in South San Francisco, California in both leased and owned properties. The Company currently occupies twenty-two buildings for its R&D, manufacturing, marketing and administrative activities. Fourteen of the buildings are owned property and eight are leased. The Company has made and continues to make improvements to these properties to accommodate its growth. In addition, the Company owns approximately 17 acres adjacent to its current facilities that may be used for future expansion. In 1995, the Company began development of a new manufacturing facility of approximately 0.4 million square feet in Vacaville, California under an operating lease arrangement. Completion of the project is expected in 1998. The Company also has leases for certain additional office facilities in several locations in the United States.

The Company believes its facilities are in good operating condition and that the real property owned or leased, combined with the new Vacaville site, are adequate for all present and foreseeable future uses. The Company believes any additional facilities could be obtained or constructed with the Company's capital resources.


ITEM 3.   LEGAL PROCEEDINGS

The Company is a party to various legal proceedings including patent infringement cases involving human growth hormone products and Activase; product liability cases; and employment related cases.

In late 1995, the Company received and responded to grand jury document subpoenas from the United States District Court for the Northern District of California for documents relating to the Company's clinical, sales, and marketing activities associated with human growth hormone. In February 1997, the Company received another grand jury document subpoena from the same court relating to that subject matter.

On June 28, 1995 and August 10, 1995, the U.S. District Court for the Southern District of New York issued preliminary injunctions against Novo and certain of its affiliates and BTG and its affiliate, respectively, which prohibit each of them, pending the Court's final determination of the action, from importing, making, using and selling their human growth hormone products in the United States. Each of Novo and BTG appealed the Court's decision. On February 26, 1996, the U.S. Court of Appeals for the Federal Circuit overturned the preliminary injunction against Novo, and in April 1996, the Court of Appeals affirmed the preliminary injunction against BTG. BTG's subsequent petition to the U.S. Supreme Court for review of that decision was denied. In June 1996, the U.S. District Court for the Southern District of New York issued a second preliminary injunction against Novo to prohibit it, pending the Court's final determination of the action, from importing, making, using, and selling its human growth hormone product in the U.S. Novo appealed that decision, and in December 1996, the Court of Appeals for the Federal Circuit stayed the second preliminary injunction against Novo pending further proceedings. In March 1997, the Court of Appeals invalidated the patent that was the subject of the preliminary injunction. Future court decisions will determine whether Novo's and BTG's products will be permanently enjoined from the U.S. market.

On August 19, 1994 and August 30, 1994, two class action suits were filed in the U.S. District Court for the District of Minnesota against the Company, one of its executives, Caremark International, Inc. (Caremark), certain of its executives and Dr. David R. Brown alleging, in general, causes of action under the Racketeer Influenced and Corrupt Organizations Act and various state statutory and common law theories. In addition, the suits alleged that the defendants made improper payments to Dr. Brown in connection with Dr. Brown's prescription of Protropin for the plaintiffs rather than a competing product, and that the plaintiffs were injured by purchasing Protropin at costs approximately 30% higher than a competing product. These suits were voluntarily dismissed without prejudice in November 1996. A suit was filed in the District Court of Hennepin County, Minnesota in July 1996, against the Company, Dr. Brown and Caremark, alleging the defendants paid kickbacks to Dr. Brown with an agreement that Dr. Brown would prescribe Protropin to his patients rather than a competing product. The plaintiffs seek disgorgement of profits and allege causes of action under various state statutory and common law theories, including fraud and breach of fiduciary duty. A similar suit was filed in the U.S. District Court for the District of South Dakota, Southern Division, on July 13, 1995 against the Company, Caremark and Dr. Brown, alleging the same causes of action as above, as well as intentional infliction of emotional distress but not state and common law claims.

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

                             GENENTECH, INC.

                            EXECUTIVE OFFICERS

The executive officers of the Company and their respective ages and positions with the Company are as follows:
Name                             Age Position

Arthur D. Levinson, Ph.D.        46  President and Chief Executive Officer
William D. Young                 52  Chief Operating Officer
Louis J. Lavigne, Jr.            48  Executive Vice President and Chief Financial
                                      Officer
John P. McLaughlin               45  Executive Vice President and Secretary
Judy Heyboer                     47  Senior Vice President, Human Resources
David C. Roche                   47  Senior Vice President, Sales and
                                      Marketing
Robert Arathoon, Ph.D.           44  Vice President - Process Sciences
Gregory Baird                    46  Vice President - Corporate Communications
Joffre Baker, Ph.D.              49  Vice President - Research Discovery
David W. Beier                   48  Vice President - Government Affairs
Robert Garnick, Ph.D.            47  Vice President - Quality
Marty Glick                      47  Vice President - Finance - Tax and
                                      Treasury
Bradford S. Goodwin              42  Vice President - Finance and Controller
Susan D. Hellmann, M.D., M.P.H.  39  Vice President - Medical Affairs and
                                     Chief Medical Officer
Dennis J. Henner, Ph.D.          45  Vice President - Research
Paul F. Hohenschuh               53  Vice President - Manufacturing
Paula Jardieu, Ph.D.             46  Vice President - Pharmacological Sciences
Edmon R. Jennings                49  Vice President - Corporate Development
Stephen G. Juelsgaard            48  Vice President, General Counsel and
                                      Assistant Secretary
Cynthia J. Ladd                  41  Vice President - Corporate Law
Ted W. Love, M.D.                37  Vice President - Product Development
M. David MacFarlane, Ph.D.       56  Vice President - Regulatory Affairs
Polly Moore, Ph.D.               49  Vice President - Information Resources
James P. Panek                   43  Vice President - Engineering and
                                      Facilities
Kim Popovits                     38  Vice President - Sales
Nicholas J. Simon                42  Vice President - Business and Corporate
                                      Development
Daniel K. Spiegelman             38  Treasurer
David Stump, M.D.                47  Vice President - Clinical Research and
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

Mr. Young was appointed Chief Operating Officer in March 1997. He served as Executive Vice President from January 1996 to March 1997, as Senior Vice President of the Company from September 1988 to January 1996 and as Vice President of Manufacturing and Process Sciences from April 1983 until September 1988. Mr. Young joined the Company in September 1980 as Director of Manufacturing from Eli Lilly and Company.


Mr. Lavigne was appointed Executive Vice President in March 1997. He served as Senior Vice President from July 1994 to March 1997. He was appointed Chief Financial Officer in August 1988 and had been Vice President since July 1986. Mr. Lavigne joined the Company in July 1982 from Pennwalt Corporation and became Controller in May 1983 and an officer of the Company in February 1984.

Mr. McLaughlin was appointed Executive Vice President in December 1995. Since July 1994, he had served as Senior Vice President and Secretary. Mr. McLaughlin was appointed Senior Vice President, General Counsel and Secretary in June 1993 and served as Vice President, General Counsel and Secretary since February 1989. He joined the Company as Vice President of Government Affairs in September 1987 from Royer, Shacknai & Mehle, a Washington, D.C. law firm, where he was a partner. Mr. McLaughlin was Counsel to the House Energy and Commerce Subcommittee on Health and the Environment and earlier served as Counsel to the House Subcommittee on Consumer Protection and Finance.

Ms. Heyboer joined the Company as Senior Vice President of Human Resources in August 1996. Prior to joining Genentech, she was employed at Acuson Corporation from 1983 to 1996, most recently as a Senior Vice President, Employee Relations.

Mr. Roche joined Genentech in July 1996 as Senior Vice President of Sales and Marketing. Prior to joining the Company, Mr. Roche was Vice President of Sales and Marketing at Janssen Pharmaceutica USA since 1994, and before that was President of the Prescription Products Division at Marion Merrell Dow USA.

Dr. Arathoon was appointed Vice President of Process Sciences in April 1996. Since joining the Company in 1983 from Wellcome Foundation, Dr. Arathoon has held a series of positions of increasing responsibility, most recently Senior Director of Process Sciences from November 1994 to April 1996.

Mr. Baird joined the Company in February 1992 as Vice President of Corporate Communications. Prior to joining Genentech, Mr. Baird was employed by G.D. Searle & Co. for five years as Vice President of Corporate Communications (Searle is a wholly-owned subsidiary of Monsanto Company).

Dr. Baker was appointed Vice President, Research Discovery in February 1997. He had served as Senior Director, Research Discovery since March 1993 and prior to that as Director, Cardiovascular Research from 1990 to 1993. Prior to joining the Company in 1988 as a Senior Scientist, Dr. Baker was an associate professor at the University of Kansas.

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

Mr. Glick was appointed Vice President of Finance - Tax and Treasury in December 1996. He has been a Vice President of the Company since July 1991 and was Treasurer from July 1990 to December 1996. He joined the Company in June 1987 as Director of Tax. Before joining Genentech, Mr. Glick was employed by Levi Strauss & Co. for seven years, most recently as Director of Tax Planning.

Mr. Goodwin was appointed Vice President of Finance in December 1996. He has been a Vice President of the Company since July 1993 and has served as Controller since June 1989. Previously he was the Director of Financial Planning and Analysis, the Assistant Controller and the General Auditor. He joined Genentech in April 1987.

Dr. Hellmann was appointed Vice President of Medical Affairs in March 1996 and Chief Medical Officer in December 1996. Prior to joining the Company as Clinical Scientist in 1995, Dr. Hellmann was Associate Director of Clinical Cancer Research at Bristol-Myers Squibb Pharmaceutical Research Institute from 1993 to 1995, and from 1992 to 1993 was a medical oncologist with Lexington Oncology Associates.

Dr. Henner was promoted to Vice President of Research in April 1996. He had served as Vice President of Research Technology since July 1994, and as Senior Director of Research Technology from 1990 to 1994. Dr. Henner joined the Company in 1981 as a Scientist in Research. Prior to joining Genentech, Dr. Henner was at Scripps Clinic and Research Foundation.

Mr. Hohenschuh was elected Vice President of Manufacturing in September 1989. He was Vice President of Biochemical Manufacturing from July 1986 until September 1989 and Senior Director of Biochemical Manufacturing from June 1985 to June 1986. Mr. Hohenschuh joined the Company in October 1982 as Director of Biochemical Manufacturing.

Dr. Jardieu was appointed Vice President, Pharmacological Sciences in February 1997. She joined the Company in 1986 as a Scientist and subsequently held the positions of Senior Scientist, Staff Scientist and Senior Director of Pharmacological Sciences. Prior to joining the Company, Dr. Jardieu was at John Hopkins University School of Medicine where she held a faculty position.

Mr. Jennings was appointed Vice President of Corporate Development in December 1995. He served as Vice President of Sales and Marketing from January 1994 to December 1995, and had served as Vice President of Sales since January 1991. He joined the Company in September 1985 as Western Area Sales Manager. Prior to joining Genentech, Mr. Jennings was Western Region Sales Manager of Bristol-Myers' Oncology Division. Mr. Jennings held various sales and management positions during his twelve-year career with Bristol-Myers.

Mr. Juelsgaard was appointed Vice President, General Counsel and Assistant Secretary in July 1994. He was appointed Vice President of Corporate Law in February 1993. He joined the Company in 1985 as Corporate Counsel and subsequently held the positions of Senior Corporate Counsel and Chief Corporate Counsel.

Ms. Ladd was appointed Vice President of Corporate Law in February 1996. She joined the Company in 1989 as Corporate Counsel and subsequently held the positions of Senior Corporate Counsel and Chief Corporate Counsel.

Dr. Love was appointed Vice President of Product Development in March 1996. He was Senior Director of Product Development since 1995, and Clinical Scientist from 1993 to 1995. Prior to joining the Company in 1992 as a Research Physician, Dr. Love was a member of the Cardiology Division at Massachusetts General Hospital, Harvard Medical School.

Dr. MacFarlane joined the Company in August 1989 as Vice President of Regulatory Affairs. Dr. MacFarlane was employed by Glaxo, Inc. from 1978 until he joined Genentech. At Glaxo, Dr. MacFarlane had served as Vice President of Regulatory Affairs, Director of Regulatory Affairs, and Director of Research and Professional Services.

Dr. Moore was appointed Vice President of Information Resources in April 1994. She was Senior Director of Information Resources from July 1992 to April 1994 and Director of Computer Resources from November 1987 to June 1992. Dr. Moore joined Genentech in August 1982 as a Senior Systems Analyst in Scientific Computing.

Mr. Panek was appointed Vice President of Engineering and Facilities in July 1993. He joined the Company in 1982 and held a number of positions in the manufacturing division before becoming Director of Engineering and Facilities in 1988 and Senior Director of Engineering and Facilities in July 1991. Prior to joining Genentech, Mr. Panek was employed by Eli Lilly and Company for six years.

Ms. Popovits was elected Vice President of Sales in October 1994. She was Director of Field Sales from January 1993 to 1994 and Regional Manager of the Northeast Region from October 1989 to January 1993. Ms. Popovits was at American Critical Care, a division of American Hospital Supply Corporation, for six years prior to joining the Company in November 1987 as Division Manager in the Southeast region.

Mr. Simon was appointed Vice President of Business and Corporate Development in December 1995. He has been Vice President of Business Development since December 1994. He was Senior Director of Business Development from December 1993 to 1994. Mr. Simon joined Genentech as a Director in Business Development in December 1989 from Xoma Corporation.

Mr. Spiegelman was appointed Treasurer in December 1996. He joined the Company in July 1991 as Treasury Manager and subsequently held the position of Assistant Treasurer from July 1992 to December 1996.

Dr. Stump was named a Genentech Fellow in January 1996 in addition to his responsibilities as Vice President of Clinical Research, a position he has held since July 1995. He was Senior Director of Clinical Research from 1991 to 1995, and joined the Company as Director of Clinical Research in 1989. Prior to joining Genentech, Dr. Stump was an Associate Professor of Medicine and Biochemistry at the University of Vermont.




































                                 PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
           MATTERS

Not applicable.

ITEM 6.   SELECTED FINANCIAL DATA

The section labeled "11-Year Financial Summary" appearing on pages 76 and 77 of the Company's 1996 Annual Report to Stockholders is incorporated herein by reference.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATION

The section labeled "Financial Review" appearing on pages 41 through 49 of the Company's 1996 Annual Report to Stockholders is incorporated herein by reference.

ITEM 8.   CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements and Notes to Consolidated Financial Statements appearing on pages 51 through 74, the Report of Ernst & Young LLP, Independent Auditors, appearing on page 75 and the section entitled "Quarterly Financial Data (unaudited)" appearing on page 75 of the Company's 1996 Annual Report to Stockholders are incorporated herein by reference.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
           FINANCIAL DISCLOSURE

Not applicable.

































                                     PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a) The sections labeled "Nominees" and "Section 16 (a) Beneficial Ownership Reporting Compliance" appearing on pages 4 through 7 and 12 of the Company's Proxy Statement in connection with the 1997 Annual Meeting of Stockholders are incorporated herein by reference.

(b) Information concerning the Company's Executive Officers is set forth in
Part I of the Form 10-K.

ITEM 11.   EXECUTIVE COMPENSATION

The sections labeled "Executive Compensation", "Compensation of Directors", "Compensation of Executive Officers", "Summary of Compensation", "Stock Option Grants and Exercises", "Loans and Other Compensation" and "Compensation Committee Interlocks and Insider Participation" appearing on pages 12 through 17 and 20 of the Company's Proxy Statement in connection with the 1997 Annual Meeting of Stockholders are incorporated herein by reference.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The sections labeled "Merger with Roche Holdings, Inc.", "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" appearing on pages 1 through 3 and 11 through 12 of the Company's Proxy Statement in connection with the 1997 Annual Meeting of Stockholders are incorporated herein by reference.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The section labeled "Certain Relationships and Related Transactions" appearing on pages 20 through 22 of the Company's Proxy Statement in connection with the 1997 Annual Meeting of Stockholders is incorporated herein by reference.































                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1. Index to Financial Statements

The following Financial Statements and supplementary data are included in the Company's 1996 Annual Report to Stockholders and are incorporated herein by reference pursuant to Item 8 of this Form 10-K.


                                                             Page(s) in
                                                             1996 Annual
                                                        Report to Stockholders
                                                        ----------------------
  Consolidated Statements of Income for each
   of the three years in the period ended
   December 31, 1996                                              [51]

  Consolidated Statements of Cash Flows for each
   of the three years in the period ended
   December 31, 1996                                              [52]

  Consolidated Balance Sheets at December 31,
   1996 and 1995                                                  [53]

  Consolidated Statements of Stockholders' Equity
   for each of the three years in the period ended
   December 31, 1996                                              [54]

  Notes to Consolidated Financial Statements                     [55-74]

  Report of Ernst & Young LLP, Independent Auditors               [75]

  Quarterly Financial Data (unaudited)                            [75]


2. Financial Statement Schedule

The following schedule is filed as part of this Form 10-K:

Schedule II- Valuation and Qualifying Accounts for each of the three years in the period ended December 31, 1996.






















All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the consolidated financial statements or notes thereto.


3. Exhibits

   Exhibit No.                          Description
   -----------                          -----------

   3.1    Certificate of Incorporation.(1)

   3.2    Amended Certificate of Incorporation.(5)

   3.3    Restated By-Laws.(3)

   4.1 Indenture, dated March 27, 1987 ("Indenture") for U.S. $150,000,000 5% Convertible Subordinated Debentures due 2002.(2)

   4.2    First Supplemental to Indenture, dated August 17, 1990.(3)

   4.3    Second Supplemental to Indenture, dated October 18, 1995. (7)

  10.1 Patent License Agreement with Columbia University dated October 12, 1988.(2)

  10.2 Amended and Restated Contract for the Sale and Distribution of Protropin dated as of March 1, 1991.(4)

  10.3 Agreement and Plan of Merger, dated as of May 23, 1995, as amended and restated, among the Company, Roche Holdings, Inc. and HLR
          (U.S.) II, Inc. with exhibits.(5)

  10.4 Amended Governance Agreement, dated September 7, 1990, between the Company and Roche Holdings, Inc.(5)

  10.5 Heads of Agreement, dated as of February 11, 1992, between the Company and F. Hoffmann-LaRoche Ltd.(4)

  10.6 Agreement dated June 6, 1991 between the Company and Grandview Drive Joint Venture.(4)

  10.7 Agreement dated March 17, 1992 between the Company and Robert A. Swanson.(4)

  10.8 Agreement between Genentech and F. Hoffman-La Roche Ltd regarding commercialization of Genentech's products outside the United States dated as of October 25, 1995.(5)

  10.9 Guaranty Agreement between Genentech and Roche Holding, Ltd dated as of October 25, 1995.(5)

  10.10 Amended and Restated Lease Agreement, dated December 8, 1995, between the Company and BNP Leasing Corporation.(7)

  10.11 Amended and Restated Purchase Agreement, dated December 8, 1995, between the Company and BNP Leasing Corporation.(7)

  10.12   Guiding Principles for the Genentech/Roche Relationship.(8)

  13.1    1996 Annual Report to Stockholders.(8)

  23.1    Consent of Ernst & Young LLP, Independent Auditors.(8)

  27.1    Financial Data Schedule.(8)

  28.1    Description of the Company's capital stock.(1)

  99.1*   1984 Incentive Stock Option Plan, as amended and restated as of
           October 16, 1996.(8)

  99.2*   1984 Non-Qualified Stock Option Plan, as amended and restated
           as of October 16, 1996.(8)

  99.3*   Restated Relocation Loan Program.(4)

  99.4*   Restated 401(k) Plan.(7)

  99.5*   1991 Employee Stock Plan, as amended and restated as of October
           25, 1995.(6)

  99.6*   1990 Stock Option/Stock Incentive Plan, as amended and restated
           as of October 16, 1996.(8)

  99.7*   Supplemental Plan.(4)

  99.8*   1994 Stock Option Plan, as amended and restated as of October 16,
           1996.(8)

  99.9*   1996 Stock Option/Stock Incentive Plan, as amended and restated
           as of October 16, 1996.(8)

  99.10*  Deferred Compensation Plan.(8)


* As required by Item 14(a)(3) of Form 10-K, the Company identifies this Exhibit as a management contract or compensatory plan or arrangement of the Company.
--------------------
(1) Filed as an exhibit to Annual Report on Form 10-K for the year ended December 31, 1986 and incorporated herein by reference.
(2) Filed as an exhibit to Annual Report on Form 10-K for the year ended December 31, 1987 and incorporated herein by reference.
(3) Filed as an exhibit to Annual Report on Form 10-K for the year ended December 31, 1990 and incorporated herein by reference.
(4) Filed as an exhibit to Annual Report on Form 10-K for the year ended December 31, 1991 and incorporated herein by reference.
(5) Filed as an exhibit to Form S-4 dated October 25, 1995 (registration statement no. 33-59949) and incorporated herein by reference.
(6) Filed as an exhibit to Form S-8 dated October 25, 1995 (registration statement no. 33-59949-01) and incorporated herein by reference.
(7) Filed as an exhibit to Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference.
(8)   Filed with this document.

(b) Reports on Form 8-K
    There were no reports on Form 8-K filed for the quarter ended December 31, 1996.

























































                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        GENENTECH, INC.
                                        Registrant
Date:  March 26, 1997
                                        By:  /S/BRADFORD S. GOODWIN
                                            ----------------------------------
                                             Bradford S. Goodwin
                                             Vice President - Finance and
                                              Controller
                                             (Principal Accounting Officer)


                                POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Louis J. Lavigne, Jr., Executive Vice President and Chief Financial Officer, and Bradford S. Goodwin, Vice President and Controller, his attorney-in-fact, with the full power of substitution, for him in any and all capacities, to sign any amendments to this report, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


     Signature                    Title                         Date
     ---------                    -----                         ----


Principal Executive Officer:

  /S/ARTHUR D. LEVINSON           President, Chief Executive    March 26, 1997
---------------------------       Officer and Director
     Arthur D. Levinson


Principal Financial Officer:

  /S/LOUIS J. LAVIGNE, JR.        Executive Vice President      March 26, 1997
---------------------------       and Chief Financial Officer
     Louis J. Lavigne, Jr.












Director:

  /S/HERBERT W. BOYER             Director                      March 26, 1997
---------------------------
     Herbert W. Boyer

  /S/JURGEN DREWS                 Director                      March 26, 1997
---------------------------
     Jurgen Drews

  /S/FRANZ B. HUMER               Director                      March 26, 1997
---------------------------
     Franz B. Humer

  /S/LINDA F. LEVINSON            Director                      March 26, 1997
---------------------------
     Linda F. Levinson

  /S/J. RICHARD MUNRO             Director                      March 26, 1997
---------------------------
     J. Richard Munro

  /S/DONALD L. MURFIN             Director                      March 26, 1997
---------------------------
     Donald L. Murfin

  /S/JOHN T. POTTS, JR.           Director                      March 26, 1997
---------------------------
     John T. Potts, Jr.

  /S/C. THOMAS SMITH, JR.         Director                      March 26, 1997
---------------------------
     C. Thomas Smith, Jr.

  /S/DAVID S. TAPPAN, JR.         Director                      March 26, 1997
---------------------------
     David S. Tappan, Jr.




















                                                                              SCHEDULE II
                                       GENENTECH, INC.
                              VALUATION AND QUALIFYING ACCOUNTS
                        Years Ended December 31, 1996, 1995 and 1994
                                       (in thousands)
                                                     Additions
                                     Balance at     Charged to                  Balance at
                                    Beginning of     Costs and                    End of
                                       Period        Expenses    Deductions(1)    Period
                                     ----------     ----------    ----------    ----------
Allowance for doubtful accounts
 and returns:

  Year Ended December 31, 1996:      $   6,672      $   9,887     $  (8,690)    $   7,869
                                     ==========     ==========    ==========    ==========
  Year Ended December 31, 1995:      $   4,422      $  10,972     $  (8,722)    $   6,672
                                     ==========     ==========    ==========    ==========
  Year Ended December 31, 1994:      $   3,572      $   5,583     $  (4,733)    $   4,422
                                     ==========     ==========    ==========    ==========

Inventory reserves:

  Year Ended December 31, 1996:      $   6,909      $   4,950     $  (2,580)    $   9,279
                                     ==========     ==========    ==========    ==========
  Year Ended December 31, 1995:      $  13,008      $   3,690     $  (9,789)    $   6,909
                                     ==========     ==========    ==========    ==========
  Year Ended December 31, 1994:      $   2,606      $  11,940     $  (1,538)    $  13,008
                                     ==========     ==========    ==========    ==========

Reserve for non-marketable
 equity securities:

  Year Ended December 31, 1996:      $   5,092      $       -     $    (102)    $   4,990
                                     ==========     ==========    ==========    ==========
  Year Ended December 31, 1995:      $   4,623      $     469     $       -     $   5,092
                                     ==========     ==========    ==========    ==========
  Year Ended December 31, 1994:      $   3,875      $     748     $       -     $   4,623
                                     ==========     ==========    ==========    ==========

(1)  Represents amounts written off or returned against the allowance or reserves.


























                     INDEX OF EXHIBITS FILED WITH FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 1996


Exhibit No.                      Description
-----------                      -----------


   10.12       Guiding Principles for the Genentech/Roche Relationship

   13.1        1996 Annual Report to Stockholders

   23.1        Consent of Ernst & Young LLP, Independent Auditors

   27.1        Financial Data Schedule

   99.1        1984 Incentive Stock Option Plan, as amended and restated as of
                October 16, 1996

   99.2        1984 Non-Qualified Stock Option Plan, as amended and restated
                as of October 16, 1996

   99.6        1990 Stock Option/Stock Incentive Plan, as amended and restated
                as of October 16, 1996

   99.8        1994 Stock Option Plan, as amended and restated as of October
                16, 1996

   99.9        1996 Stock Option/Stock Incentive Plan, as amended and restated
                as of October 16, 1996

   99.10       Deferred Compensation Plan





1