Form 10-Q
period 1997-03-31
GENENTECH INC
filed 1997-05-12
CIK 318771

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC  20549

                                    FORM 10-Q

(Mark One)

X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended March 31, 1997.

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock $.02 par value                 76,621,009
Class                                       Outstanding at March 31, 1997

Special Common Stock $.02 par value         45,626,330
Class                                       Outstanding at March 31, 1997






                                   GENENTECH, INC.
                                        INDEX


PART I.     FINANCIAL INFORMATION                                    PAGE NO.

Condensed Consolidated Statements of Income -
for the three months ended March 31, 1997 and 1996                        3

Condensed Consolidated Statements of Cash Flows -
for the three months ended March 31, 1997 and 1996                        4

Condensed Consolidated Balance Sheets -
March 31, 1997 and December 31, 1996                                      5

Notes to Condensed Consolidated Financial Statements                    6-9

Financial Review                                                      10-16

Independent Accountants' Review Report                                   17

PART II.     OTHER INFORMATION                                           18

SIGNATURES                                                               19




































                                      Page 2


PART I.  FINANCIAL INFORMATION



                                  GENENTECH, INC.
                    CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                       (thousands, except per share amounts)
                                    (unaudited)



                                                                   Three Months
                                                                  Ended March 31
                                                              ----------------------
                                                                 1997        1996
                                                              ----------  ----------
Revenues:
  Product sales (including amounts from related parties:
    1997-$4,494; 1996-$3,955)                                  $154,213     $152,337
  Royalties (including amounts from related parties:
    1997-$6,798; 1996-$6,627)                                    65,312       52,893
  Contract and other (including amounts from
    related parties: 1997-$15,706; 1996-$18,757)                 21,409       22,100
  Interest                                                       16,351       15,554
                                                              ----------  ----------
     Total revenues                                             257,285      242,884

Costs and expenses:
  Cost of sales (including amounts from related parties:
    1997-$3,899; 1996-$3,463)                                    27,685       25,879
  Research and development (including contract
    related: 1997-$15,706; 1996-$7,616)                         122,743      115,633
  Marketing, general and administrative                          61,981       52,042
  Interest                                                          988        1,559
                                                              ----------  ----------
    Total costs and expenses                                    213,397      195,113

Income before taxes                                              43,888       47,771

Income tax provision                                             12,289        9,554
                                                              ----------  ----------
Net income                                                    $  31,599   $   38,217
                                                              ==========  ==========
Net income per share                                          $     .25   $      .31
                                                              ==========  ==========
Weighted average number of shares used
  in computing per share amounts                                125,283      123,360
                                                              ==========  ==========

              See notes to condensed consolidated financial statements.






                                      Page 3


                                   GENENTECH, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (thousands)
                                     (unaudited)

                                                                   Three Months
                                                                  Ended March 31
                                                              ----------------------
                                                                 1997        1996
                                                              ----------  ----------
Cash flows from operating activities:
  Net income                                                  $  31,599   $  38,217
  Adjustments to reconcile net income to net cash
   (used in) provided by operating activities:
   Depreciation and amortization                                 16,481      15,403
   Deferred income taxes                                         (2,583)     (2,400)
   Gain on sales of securities available-for-sale                (1,992)        (84)
   Loss on sales of securities available-for-sale                   997           -
   Loss on fixed asset dispositions                                  31          95
  Changes in assets and liabilities:
     Investments in trading securities                          (97,585)          -
     Receivables and other current assets                       (11,850)     (3,559)
     Inventories                                                 (1,724)      4,795
     Accounts payable, other current liabilities
       and other long-term liabilities                            6,170      (7,212)
                                                              ----------  ----------
  Net cash (used in) provided by operating activities           (60,456)     45,255

Cash flows from investing activities:
  Purchases of securities held-to-maturity                     (138,090)   (136,420)
  Proceeds from maturities of securities held-to-maturity       185,096     147,237
  Purchases of securities available-for-sale                   (136,994)    (62,595)
  Proceeds from sales of securities available-for-sale          114,885       1,424
  Capital expenditures                                          (45,711)    (24,252)
  Change in other assets                                         (3,435)      4,303
                                                              ----------  ----------
  Net cash used in investing activities                         (24,249)    (70,303)

Cash flows from financing activities:
  Stock issuances                                                27,258      27,115
  Repayment of long-term debt, including
   current portion                                                    -        (230)
                                                              ----------  ----------
  Net cash provided by financing activities                      27,258      26,885
                                                              ----------  ----------
Net (decrease) increase in cash and cash equivalents            (57,447)      1,837
  Cash and cash equivalents at beginning of period              207,264     137,043
                                                              ----------  ----------
  Cash and cash equivalents at end of period                  $ 149,817   $ 138,880
                                                              ==========  ==========






              See notes to condensed consolidated financial statements.

                                     Page 4

                                   GENENTECH, INC.
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                                     (thousands)
                                     (unaudited)


                                                        March 31,      December 31,
                                                          1997             1996
                                                      ------------     ------------
ASSETS
Current assets:
  Cash and cash equivalents                           $   149,817      $    207,264
  Short-term investments                                  510,789           415,900
  Accounts receivable, net (including amounts
    from related party: 1997-$30,036;
    1996-$33,377)                                         205,561           197,612
  Inventories                                              93,667            91,943
  Prepaid expenses and other current assets                45,771            42,365
                                                      ------------     ------------
     Total current assets                               1,005,605           955,084

Long-term marketable securities                           505,479           535,916
Property, plant and equipment, less accumulated
  depreciation (1997-$332,888; 1996-$320,100)             617,895           586,167
Other assets                                              153,187           149,205
                                                      ------------     ------------
Total assets                                          $ 2,282,166       $ 2,226,372
                                                      ============     ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                    $    48,018       $    45,501
  Accrued liabilities - related party                      16,146             9,908
  Other accrued liabilities                               184,300           194,542
                                                      ------------      ------------
     Total current liabilities                            248,464           249,951

Long-term debt                                            150,000           150,000
Other long-term liabilities                                23,887            25,362
                                                      ------------      ------------
     Total liabilities                                    422,351           425,313

Commitments and contingencies
Stockholders' equity:
  Preferred stock                                               -                 -
  Special common stock                                        915               896
  Common stock                                              1,532             1,532
  Additional paid-in capital                            1,395,635         1,362,585
  Retained earnings (since October 1, 1987
     quasi-reorganization)                                413,696           382,097
  Net unrealized gain on securities
     available-for-sale                                    48,037            53,949
                                                      ------------      ------------
     Total stockholders' equity                         1,859,815         1,801,059
                                                      ------------      ------------
Total liabilities and stockholders' equity            $ 2,282,166       $ 2,226,372
                                                      ============      ============

            See notes to condensed consolidated financial statements.

                                     Page 5

                                GENENTECH, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

Note 1.     Statement of Accounting Presentation

In the opinion of Genentech, Inc. (the Company), the accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of adjustments of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three-month periods ended March 31, 1997 and 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. The condensed consolidated balance sheet as of December 31, 1996 has been derived from the audited financial statements as of that date. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report to Stockholders for the year ended December 31, 1996.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.


Note 2.     New Accounting Standards

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (FAS) 128, "Earnings per Share," and FAS 129, "Disclosure of Information about Capital Structure," which are required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share (EPS) and to restate all prior periods as required by FAS 128. Under the new requirements for calculating EPS, the dilutive effect of stock options will be excluded from a new EPS measure, Basic EPS. The impact is expected to result in an increase in Basic EPS for the first quarter ended March 31, 1997 and March 31, 1996; however, this impact is expected to be immaterial. The impact of FAS 128 on the calculation of the second new EPS measure, Diluted Earnings Per Share, for these quarters is expected to be immaterial.

FAS 129 consolidates existing guidance relating to disclosure about a company's capital structure. Since the Company has been in compliance with existing disclosure requirements of its capital structure, adoption of FAS 129 is not expected to have a material impact on the financial position, results of operations or cash flows of the Company.


Note 3.     Relationship with Roche Holdings, Inc.

On October 25, 1995, the Company and Roche Holdings, Inc. (Roche) entered into a new agreement (the Agreement). Each share of the Company's common stock not held by Roche or its affiliates on that date automatically converted to one share of callable putable common stock (special common stock). The Agreement extends until June 30, 1999, Roche's option to cause the Company to redeem
(call) the outstanding special common stock of the Company at predetermined prices. Should the call be exercised, Roche will concurrently purchase from the Company a like number of common shares for a price equal to the Company's cost to redeem the special common stock. During the quarter beginning April 1, 1997, the call price is $70.50 per share and increases by $1.50 per share

                                Page 6
                                GENENTECH, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

each quarter through the end of the option period on June 30, 1999, on which date the price is $82.50 per share. If Roche does not cause the redemption as of June 30, 1999, the Company's stockholders will have the option (the put) to cause the Company to redeem none, some, or all of their shares of special common stock at $60.00 per share (and Roche will concurrently provide the necessary redemption funds to the Company by purchasing a like number of shares of common stock at $60.00 per share) within thirty business days commencing July 1, 1999. Roche Holding Ltd, a Swiss corporation, has guaranteed Roche's obligation under the put.

In conjunction with the Agreement, F. Hoffmann-La Roche Ltd (HLR) was granted an option for ten years for licenses to use and sell certain of the Company's products in non-United States markets. As a general matter, such option for a Genentech product must be exercised at, or prior to if the Company mutually agrees, the conclusion of phase II clinical trials for each product. In general, for each product for which HLR exercises its option, the Company and HLR will share equally all development expenses incurred by the Company through the option exercise date and prospectively with respect to the development of the product in the United States (U.S.). HLR will pay all non-U.S. development expenses. At the Company's election, and with HLR's consent, HLR may reimburse the Company for HLR's share of development costs incurred prior to HLR's option exercise date, either by payment of such costs at the time of the option exercise or by making payments prospectively until HLR's share has been fully reimbursed to the Company.

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

Under the Agreement, independent of its right to cause the Company to redeem the special common stock, Roche may increase its ownership of the Company up to 79.9% by making purchases on the open market. Roche holds approximately 68.0% of the outstanding common equity of the Company as of March 31, 1997.

Contract revenue in the quarter ended March 31, 1997, totaled $15.7 million, of which $12.6 million are reimbursements for ongoing development expenses for the three development projects - IDEC-C2B8, insulin-like growth factor and nerve growth factor - that HLR exercised its development option under the Agreement in 1996.


Note 4.     Legal Proceedings

The Company is a party to various legal proceedings including patent infringement cases involving human growth hormone products and Activase, registered trademark; product liability cases; and employment related cases.

In late 1995, the Company received and responded to grand jury document subpoenas from the U.S. District Court for the Northern District of California for documents relating to the Company's clinical, sales and

                                GENENTECH, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

marketing activities associated with human growth hormone. In February 1997, the Company received another grand jury document subpoena from the same court relating to the same subject matter.

On June 28, 1995 and August 10, 1995, the U.S. District Court for the Southern District of New York issued preliminary injunctions against Novo Nordisk A/S
(Novo) and certain of its affiliates and BioTechnology General (BTG) and its affiliate, respectively, which prohibited each of them, pending the Court's final determination of the action, from importing, making, using and selling their human growth hormone products in the U.S. Each of Novo and BTG appealed the Court's decision. On February 26, 1996, the U.S. Court of Appeals for the Federal Circuit overturned the preliminary injunction against Novo, and in April 1996, the Court of Appeals affirmed the preliminary injunction against BTG. BTG's subsequent petition to the U.S. Supreme Court for review of that decision was denied. In June 1996, the U.S. District Court for the Southern District of New York issued a second preliminary injunction against Novo to prohibit it, pending the Court's final determination of the action, from importing, making, using, and selling its human growth hormone product in the United States. Novo appealed that decision, and in December 1996, the Court of Appeals for the Federal Circuit stayed the second preliminary injunction against Novo pending further proceedings. In March 1997, the Court of Appeals invalidated the patent that was the subject of the preliminary injunction. Future court decisions will determine whether BTG's product will be permanently enjoined from the U.S. market.

On August 19, 1994 and August 30, 1994, two class action suits were filed in the U.S. District Court for the District of Minnesota against the Company, one of its executives, Caremark International, Inc. (Caremark), certain of its executives and Dr. David R. Brown alleging, in general, causes of action under the Racketeer Influenced and Corrupt Organizations Act and various state statutory and common law theories. In addition, the suits alleged that the defendants made improper payments to Dr. Brown in connection with Dr. Brown's prescription of Protropin, registered trademark, for the plaintiffs rather than a competing product, and that the plaintiffs were injured by purchasing Protropin at costs approximately 30% higher than a competing product. These suits were voluntarily dismissed without prejudice in November 1996. A suit was filed in the District Court of Hennepin County, Minnesota in July 1996, against the Company, Dr. Brown and Caremark, alleging the defendants paid kickbacks to Dr. Brown with an agreement that Dr. Brown would prescribe Protropin to his patients rather than a competing product. The plaintiffs sought disgorgement of profits and alleged causes of action under various state statutory and common law theories, including fraud and breach of fiduciary duty. This action was dismissed in March 1997 with prejudice. A similar suit was filed on July 13, 1995, in the U.S. District Court for the District of South Dakota, Southern Division against the Company, Caremark and Dr. Brown, alleging the same causes of action as above as well as intentional infliction of emotional distress, but not state and common law claims.

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

                                GENENTECH, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

Note 5.     Commitments

Pursuant to its research and development collaboration agreement entered into with Scios Inc. (Scios) in 1995, the Company established a line of credit for $30 million that Scios may draw down at Scios' discretion through 2002. This commitment is supported through December 31, 1997 by a bank letter of credit under which Scios may draw up to $30 million directly from the bank with repayment of the funds due to the bank by the Company. Amounts drawn by Scios under the bank letter of credit or directly from the Company are repayable in the form of cash or Scios common stock (at the average market price over the thirty day period before the date of repayment) at Scios' option any time through December 30, 2002. Interest on amounts borrowed by Scios accrue to the Company at the prime rate of interest. On March 31, 1997, Scios drew down the entire $30 million with replacement of funds due to the bank by the Company on April 1, 1997. In addition, on April 2, 1997, Scios suspended development of Auriculin, registered trademark, anaritide based upon the results of an interim analysis of data from the Phase III study in oliguric acute renal failure. Auriculin was under development in collaboration with the Company.


Note 6.     Inventories

Inventories at March 31, 1997 and December 31, 1996 are summarized below:

                                           1997            1996
                                        ----------      ----------
                                                (thousands)

         Raw materials and supplies     $  17,937       $  17,971
         Work in process                   64,089          61,368
         Finished goods                    11,641          12,604
                                        ----------      ----------
                Total                   $  93,667       $  91,943
                                        ==========      ==========


Note 7.     Change in Effective Income Tax Rate

The Company's effective income tax rate for the quarter ended March 31, 1997 was 28% compared to 20% in the comparable period of 1996. The rate increase to 28% in 1997 from 20% in 1996 was primarily due to the recognition of previously reserved deferred tax assets in 1996. The 1997 effective tax rate is less than the U.S. statutory rate of 35% primarily due to research and development tax credits.

                              GENENTECH, INC.
                              FINANCIAL REVIEW


RELATIONSHIP WITH ROCHE HOLDINGS, INC.

On October 25, 1995, Genentech, Inc. (the Company) and Roche Holdings, Inc. (Roche) entered into a new agreement (the Agreement) to extend until June 30, 1999, Roche's option to cause the Company to redeem (call) the outstanding callable putable common stock (special common stock) of the Company at predetermined prices. Should the call be exercised, Roche will concurrently purchase from the Company a like number of common shares for a price equal to the Company's cost to redeem the special common stock. If Roche does not cause the redemption as of June 30, 1999, the Company's stockholders will have the option to cause the Company to redeem none, some, or all of their shares of special common stock (and Roche will concurrently provide the necessary redemption funds to the Company by purchasing a like number of shares of common stock) within thirty business days commencing July 1, 1999. See the "Relationship with Roche Holdings, Inc." note in the "Notes to Condensed Consolidated Financial Statements" for further information.

In conjunction with the Agreement, F. Hoffmann-La Roche Ltd (HLR) was granted an option for ten years for licenses to use and sell certain of the Company's products in non-United States (U.S.) markets. As a result of the Agreement, contract revenue in the quarter ended March 31, 1997, totaled $15.7 million, of which $12.6 million are reimbursements for ongoing development expenses for the three development projects - IDEC-C2B8, insulin-like growth factor (IGF-1) and nerve growth factor (NGF) - that HLR exercised its development option under the Agreement in 1996.


RESULTS OF OPERATIONS
(dollars in millions, except per share amounts)

                                     Three Months Ended March 31
                                   -------------------------------
REVENUES                             1997       1996     % Change
---------                          --------   --------   ---------

Revenues                            $ 257.3    $242.9         6%
                                   ========   ========   =========

PRODUCT SALES
----------------------
Activase                            $  75.0    $ 76.6        (2)%
Protropin and Nutropin                 55.9      56.0         -
Pulmozyme                              22.3      18.9        18
Actimmune                               1.0       0.8        25
                                   --------   --------   ---------
Total product sales                 $ 154.2    $152.3         1%
                                   ========   ========   =========

Net sales of Activase, registered trademark, (Alteplase, recombinant), a tissue plasminogen activator (t-PA), decreased in the first quarter of 1997 compared to the first quarter of 1996, due to lower U.S. sales attributable to a decrease in thrombolytic market size. Although Activase's market share remains above 80%, the overall size of the market declined since the first quarter of 1996 as a result of the increasing use of angioplasty rather than thrombolytic therapy, as well as from patients receiving therapy through ongoing clinical trials. In March 1997, results from the GUSTO III clinical trial which involved a head-to-head comparison of Activase and Boehringer Mannheim's (BM) Retavase, registered trademark, failed to demonstrate that Retavase has a statistically significant lower mortality rate than Activase.

                                 Page 10
Net sales of the Company's three growth hormone products - Protropin, registered trademark, (somatrem for injection), Nutropin, registered trademark, [somatropin (rDNA origin) for injection] and Nutropin AQ, trademark, [somatropin (rDNA origin) injection] - remained essentially the same in the first quarter of 1997 over the comparable period in 1996. In the first quarter of 1997, Serono Laboratories, Inc. and Novo Nordisk A/S (Novo) began selling their human growth hormone products. Novo began selling Norditropin, registered trademark, after the U.S. Court of Appeals stayed the preliminary injunction against Novo. The Court of Appeals subsequently invalidated the patent that was the subject of the preliminary injunction. (See the "Legal Proceedings" note in the Notes to Condensed Consolidated Financial Statements for more information on the Novo case.)

Net sales of Pulmozyme, registered trademark, increased 18% in the quarter ended March 31, 1997 from the comparable period in 1996 due to increased market penetration for its currently approved indications - management of patients with moderate or advanced cystic fibrosis (CF).

                                     Three Months Ended March 31
ROYALTIES, CONTRACT AND             ------------------------------
  OTHER, AND INTEREST INCOME          1997       1996     % Change
-----------------------------       --------   --------   --------
Royalties                            $65.3      $52.9        23%
Contract and other                    21.4       22.1        (3)
Interest income                       16.4       15.6         5

Royalty income increased $12.4 million, or 23%, in the first quarter of 1997 due primarily to increased sales of products by licensees. In addition, $2.2 million of the increase was related to reserves against certain royalty revenues for 1996 which were reversed in the first quarter of 1997 due to the favorable outcome of certain patent proceedings.

Contract and other revenue decreased in the first quarter of 1997 over the comparable quarter in 1996 primarily due to $17.1 million of contract revenues from HLR in the first quarter of 1996 related to HLR's exercise of its option regarding IDEC-C2B8. This decrease was partially offset by $12.6 million of contract revenues in the first quarter of 1997 for ongoing development expenses related to the three projects (IDEC-C2B8, IGF-1 and NGF) for which HLR exercised its development option in 1996; and an increase in other contract revenue in the first quarter of 1997 resulting from normal variations in the timing of contract benchmark achievements and payments.

Interest income increased in the first quarter of 1997 compared to 1996 due primarily to an increase in the average yield on the portfolio. The total investment portfolio, consisting of cash and cash equivalents, and short- and long-term marketable securities, increased to $1,166.1 million as of March 31, 1997 from $1,147.8 million as of March 31, 1996 and from $1,159.1 million as of December 31, 1996.

                                     Three Months Ended March 31
                                    ------------------------------
COSTS AND EXPENSES                    1997       1996     % Change
--------------------------          --------   --------   --------

Cost of sales                        $ 27.7     $ 25.9        7%
Research and development              122.7      115.6        6
Marketing, general and
  administrative                       62.0       52.0       19
Interest expense                        1.0        1.6      (38)
                                    --------   --------   --------
  Total costs and expenses           $213.4     $195.1        9%
                                    ========   ========   ========

                                 Page 11
Cost of sales as a percent of product sales increased in the first quarter of 1997 to 18% from 17% in the first quarter of 1996 due to a product mix shift.

Research and development (R&D) expenses increased 6% in the first quarter of 1997 over the comparable period in 1996 primarily due to increased expenses for additional large-scale clinical trials for products in late-stage development, continued testing of products currently in late-stage clinical testing and costs to license technology from collaborative partners. These increases were partially offset by a $5.0 million payment in the first quarter of 1996 to Washington University for a license for worldwide rights to human neurturin, a neurotrophic factor that promotes nerve cell growth and may be useful for the treatment of neurodegenerative disorders, and to other neurotrophic factors. R&D as a percent of revenue was approximately 48% in the first quarter of 1997.

Marketing, general and administrative (MG&A) expenses increased in the first quarter of 1997 over the comparable period in 1996 due to increased sales and marketing expenses primarily related to promoting Roche's Roferon-A, registered trademark, in the U.S. for its approved oncology indications, expenses related to pre-launch activities for IDEC-C2B8 and higher corporate expenses.

Interest expense declined in the first quarter of 1997 over the comparable period in 1996 due to an increase in capitalized interest resulting from higher capital expenditures.

                                      Three Months Ended March 31
                                    ------------------------------
INCOME TAXES                          1997       1996    % Change
-------------                       --------   --------  ---------

Income taxes                         $12.3      $ 9.6        28%

The Company's effective income tax rate for the quarter ended March 31, 1997 was 28% compared to 20% in the comparable period of 1996. The rate increase to 28% in 1997 from 20% in 1996 was primarily due to the recognition of previously reserved deferred tax assets in 1996. The 1997 effective tax rate is less than the U.S. statutory rate of 35% primarily due to research and development tax credits.

                                     Three Months Ended March 31
                                    ------------------------------
NET INCOME                            1997       1996     % Change
-------------------                 --------   --------   --------

Net income                           $31.6      $38.2       (17)%
Earnings per share                   $ .25      $ .31

Net income decreased in the first quarter of 1997 over the first quarter of 1996 due to higher R&D, MG&A and income tax expenses, partially offset by increased royalty revenue.

LIQUIDITY AND CAPITAL
  RESOURCES                         March 31, 1997        December 31, 1996
-----------------------------    --------------------    -------------------

Cash and cash equivalents,            $ 1,166.1              $ 1,159.1
  short-term investments
  and long-term marketable
  securities

Working capital                           757.1                  705.1

                                   Page 12
Cash generated from operations, maturities of investments and stock issuances were used to make investments in marketable securities and capital additions.

Cash and cash equivalents at March 31, 1997, were lower by $57.4 million compared to December 31, 1996 and working capital increased by $52.0 million in the first quarter of 1997.

Capital expenditures totaled $45.7 million in the first quarter of 1997 compared to $24.3 million in the same period of 1996. The increase was related to improvements to existing manufacturing and office facilities in the first quarter of 1997.


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

Total Product Sales: Product sales will be dependent on the overall competitive environment. Factors affecting the Company's total product sales include, but are not limited to, the amount and timing of the Company's sales to HLR, the amount of sales to customers in the U.S., increased competition in the growth hormone and thrombolytic markets, the timing and volume of bulk shipments to licensees, and the possibility of the introduction of a new product in late 1997 and the potential introduction of additional new products and indications for existing products in 1998 and beyond.

Activase Sales: The Company faces new competition in the thrombolytic market. BM received U.S. Food and Drug Administration (FDA) approval in October 1996 to market its product, Retavase, for the treatment of acute myocardial infarction (AMI) in the U.S. The Company has brought suit against BM for patent infringement. In addition, there is an increasing use of angioplasty for the treatment of AMI patients in lieu of thrombolytic therapy. Depending on the extent and type of new competition, the Company's total Activase sales could be materially affected. Other factors affecting the Company's Activase sales include, but are not limited to, the timing of FDA approval, if any, of additional competitive products, pricing decisions made by the Company, the outcome of litigation against Boehringer Mannheim GmbH and Boehringer Mannheim Corporation involving the Company's patents for t-PA and processes related to its production and formulation, physicians' responses to the outcome of the GUSTO III clinical trial, the increasing use of other therapies such as angioplasty techniques for the treatment of AMI, and the impact of the FDA's clearance in June 1996 for the Company to market Activase for the treatment of acute ischemic stroke.

Growth Hormone Sales: The Company continues to face increased competition in the growth hormone market. Three companies received FDA approval in 1995, and a fourth company received FDA approval in October 1996, to market their growth hormone products for treatment of growth hormone inadequacy in children, although one of those companies has been preliminarily enjoined from selling its product. In the first quarter of 1997, two of those companies began selling their growth hormone products. Two of the Company's competitors have received approval to market their existing human growth hormone products for additional indications. The Company expects such competition to have an adverse effect on its sales of Protropin, Nutropin and Nutropin AQ which, depending on the extent and type of competition, could be material. Other factors affecting the Company's growth hormone sales include, but are not limited to, the timing of FDA approval, if any, of other new competitive

                                 Page 13
products, the outcome of litigation involving the Company's patents for human growth hormone and related processes, pricing decisions made by the Company, the availability of third-party reimbursement for the cost of growth hormone therapy, and the impact of sales of Nutropin as a treatment for short stature associated with Turner syndrome, and the timing and likelihood of FDA approval of Nutropin for the treatment of growth hormone inadequacy in adults.

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

Royalty and Contract Revenues: Royalty and contract revenues in future periods could vary significantly from 1996 levels. Major factors affecting these revenues include, but are not limited to: HLR's decisions to exercise or not to exercise its option to develop and sell the Company's future products in non-U.S. markets and the timing and amount of related development cost reimbursement, if any; variations in HLR's sales of Genentech products, and other licensees' sales of licensed products; the expiration of royalties from Eli Lilly and Company in 1998; fluctuations in foreign currency exchange rates; the timing of non-U.S. approvals, if any, for products licensed to HLR; whether and when contract benchmarks are achieved; the initiation of other new contractual arrangements; and the conclusion of existing arrangements with other companies and HLR.

R&D Expenses: The Company intends to continue its commitment to aggressive investment in R&D. As it continues late-stage clinical testing of products, the Company anticipates that its R&D expenses will continue at a high percentage of revenues over the short-term. Over the long-term, however, as revenues increase, R&D as a percent of revenues should decrease, although in dollar terms R&D spending is generally expected to rise as revenues rise. Factors affecting the Company's R&D expenses include, but are not limited to: the outcome of clinical trials currently being conducted; the number of products entering into development from late-stage research; future levels of the Company's product sales (including the impact of competition), royalty and contract revenues; the possibility of competition with respect to products or technologies under development; and decisions by HLR to exercise or not to exercise its option to develop and sell potential products of the Company in non-U.S. markets and the timing of such decisions.

Income Tax Provision: The Company expects its effective tax rate to be between 25% and 35% in 1997 and for the next several years, dependent upon several factors. These factors include, but are not limited to, changes in tax laws and rates, future levels of R&D spending, the outcome of clinical trials of certain development products, the Company's success in commercializing such products, and potential competition regarding the products.

Successful Development of Products: The Company intends to continue to develop new products. Successful pharmaceutical product development is highly uncertain and is dependent on numerous factors, many of which are beyond the Company's control. Products that appear promising in the early phases of development may fail to reach the market for numerous reasons: they may be found to be ineffective or to have harmful side effects in preclinical or clinical testing; may fail to receive necessary regulatory approvals; may turn out to be uneconomical because of manufacturing costs or other factors; or may be precluded from commercialization by the proprietary rights of others or by competing products or technologies for the same indication. Success in preclinical and early clinical trials does not ensure that large scale clinical trials will be successful. Clinical results are frequently

                                 Page 14
susceptible to varying interpretations which may delay, limit or prevent regulatory approvals. The length of time necessary to complete clinical trials and to submit an application for marketing approval for a final decision by a regulatory authority varies significantly and may be difficult to predict.

Uncertainties Surrounding Proprietary Rights: The patent positions of pharmaceutical and biotechnology companies can be highly uncertain and involve complex legal and factual questions. Accordingly, the breadth of claims allowed in such companies' patents cannot be predicted. Patent disputes are frequent and can preclude commercialization of products. The Company, as in the past, may be involved in future material patent litigation. Such litigation is costly in its own right and could subject the Company to significant liabilities to third-parties and, if decided adversely, the Company may need to obtain third-party licenses or cease using the technology or product in dispute. The presence of patents or other proprietary rights belonging to other parties may lead to the termination of R&D of a particular product. The Company believes it has strong patent protection or the potential for strong patent protection for a number of its products that generate sales and royalty revenue or that the Company is developing; however, the courts will determine the ultimate strength of patent protection of the Company's products and those on which the Company earns royalties.

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

Foreign Exchange: The Company receives royalty revenues from countries throughout the world. As a result, the Company's financial results could be materially affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which the Company's products are sold. The Company is exposed to changes in exchange rates in Europe, Asia and Canada. When the U.S. dollar strengthens against the currencies in these countries, the U.S. dollar value of non-U.S. dollar-based revenue decreases; when the U.S. dollar weakens, the U.S. dollar value of the non-U.S. dollar-based revenues increases. Accordingly, changes in exchange rates, and in particular a strengthening of the U.S. dollar, may adversely affect the Company's royalty revenues as expressed in U.S. dollars.

To mitigate this risk, the Company hedges certain of these anticipated revenues by purchasing foreign currency put option contracts with expiration dates and amounts of currency that are based on a portion of probable revenues so the adverse impact of movements in currency exchange rates on the non-dollar denominated revenues will be at least partly offset by an associated increase in the value of the option. The Company also enters into foreign currency forward exchange contracts to lock in the dollar value of a portion of these anticipated revenues.

Interest Rates: The Company's interest income is sensitive to changes in the general level of U.S. interest rates. In this regard, changes in U.S. interest rates affect the interest earned on the Company's cash equivalents, short-term investments and long-term investments. To mitigate the short-term impact of fluctuations in U.S. interest rates, the Company invests in securities with durations ranging from overnight to ten years. The purchase of a combination of both long- and short-term securities minimizes the quarterly fluctuation in the average yield of the portfolio by locking in some rates for longer periods of time than can be accomplished with only short-term investments.

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

Credit Risk of Counterparties: The Company could be exposed to losses related to the above financial instruments should one of its counterparties default. This risk is mitigated through credit quality standards and credit monitoring procedures.

Legal Proceedings: The Company is a party to various legal proceedings including patent infringement cases and various cases involving product liability and other matters. See the "Legal Proceedings" note in the Notes to Condensed Consolidated Financial Statements for further information.

                   INDEPENDENT ACCOUNTANTS' REVIEW REPORT



The Board of Directors and Stockholders
Genentech, Inc.


We have reviewed the accompanying condensed consolidated balance sheet of Genentech, Inc. as of March 31, 1997, and the related condensed consolidated statements of income and cash flows for the three-month periods ended March 31, 1997 and 1996. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Genentech, Inc. as of December 31, 1996, and the related consolidated statements of income, stockholders' equity, and cash flows for the year then ended (not presented herein) and in our report dated January 17, 1997, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1996, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.





                                             ERNST & YOUNG LLP

San Jose, California
April 8, 1997

GENENTECH, INC.
                           PART II.  OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS

In February 1997, Genentech, Inc. (the Company), received another grand jury document subpoena from the United States District Court for the Northern District of California for documents relating to the Company's clinical sales and marketing activities associated with human growth hormone.

In March 1997, the United States Court of Appeals for the Federal Circuit (the Court of Appeals) invalidated the patent that was the subject of the preliminary injunction against Novo Nordisk A/S and certain of its affiliates. Shortly thereafter, the Company filed a combined petition for rehearing and suggestion for rehearing "in banc" with the Court of Appeals.




See also Note 4 "Legal Proceedings" in Part I "Notes to Condensed Consolidated Financial Statements."



ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            (a)  Exhibits

                 15.1   Letter re:   Unaudited Interim Financial Information

27.1    Financial Data Schedule

                *99.1   1991 Employee Stock Plan, as amended April 10, 1997.


                *Indicates management contract or compensatory plan or
                 arrangement of the Company.


            (b)  Reports on Form 8-K

                 There were no reports on Form 8-K filed during the quarter ended March 31, 1997.

                                GENENTECH, INC.
                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


   Date:  May 12, 1997                           GENENTECH, INC.


   /S/ARTHUR D. LEVINSON                         /S/LOUIS J. LAVIGNE, JR.
   -------------------------------------         ----------------------------
   Arthur D. Levinson, Ph.D.                     Louis J. Lavigne, Jr.
   President and Chief Executive Officer         Executive Vice President and
                                                 Chief Financial Officer



                                                 /S/BRADFORD S. GOODWIN
                                                 ----------------------------
                                                 Bradford S. Goodwin
                                                 Vice President, Finance and
                                                 Controller