Form 10-Q
period 1997-06-30
GENENTECH INC
filed 1997-08-13
CIK 318771

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC  20549

                                    FORM 10-Q

(Mark One)

X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended June 30, 1997.

       Transition report pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934. For the transition period from   to   .


                               Commission File Number
                                       1-9813

                                   GENENTECH, INC.
               (Exact name of registrant as specified in its charter)

           Delaware                                         94-2347624
(State or other jurisdiction of                          (I.R.S. employer
incorporation or organization)                        identification number)

                  1 DNA Way, South San Francisco, California  94080
                (Address of principal executive offices and zip code)

                                    (650) 225-1000
                 (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X     No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock $0.02 par value                76,621,009
Class                                       Outstanding at June 30, 1997

Special Common Stock $0.02 par value        46,566,033
Class                                       Outstanding at June 30, 1997






                                   GENENTECH, INC.
                                        INDEX


PART I.     FINANCIAL INFORMATION                                    PAGE NO.

Condensed Consolidated Statements of Income -
for the three months and six months ended
June 30, 1997 and 1996                                                  3

Condensed Consolidated Statements of Cash Flows -
for the six months ended June 30, 1997 and 1996                         4

Condensed Consolidated Balance Sheets -
June 30, 1997 and December 31, 1996                                     5

Notes to Condensed Consolidated Financial Statements                    6

Financial Review                                                       11

Independent Accountants' Review Report                                 19

PART II.     OTHER INFORMATION                                         20

SIGNATURES                                                             21





































                                      Page 2

PART I.  FINANCIAL INFORMATION

                                  GENENTECH, INC.
                    CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                       (thousands, except per share amounts)
                                    (unaudited)

                                              Three Months          Six Months
                                             Ended June 30         Ended June 30
                                         ---------------------  --------------------
                                            1997        1996      1997       1996
                                         ---------   ---------  ---------  ---------
Revenues:
  Product sales (including amounts
    from related parties: three months -
    1997-$4,504; 1996-$5,537; six
    months - 1997-$8,998; 1996-$9,492)   $ 145,018   $ 148,305  $ 299,231  $ 300,642
  Royalties (including amounts from
    related parties: three months -
    1997-$6,225; 1996-$5,886; six
    months - 1997-$13,023; 1996-$12,513)    55,379      53,224    120,691    106,117
  Contract and other (including
    amounts from related parties:
    three months - 1997-$10,695;
    1996-$24,675; six months -
    1997-$26,401; 1996-$43,432)             16,659      27,032     38,068     49,132
  Interest                                  16,437      15,201     32,788     30,755
                                         ---------   ---------  ---------  ---------
     Total revenues                        233,493     243,762    490,778    486,646

Costs and expenses:
  Cost of sales (including amounts
    from related parties: three months -
    1997-$3,664; 1996-$4,379; six
    months - 1997-$7,563; 1996-$7,842)      25,567      27,153     53,252     53,032
  Research and development (including
    contract related: three months -
    1997-$10,695; 1996-$11,547; six
    months - 1997-$26,401; 1996-$19,163)   110,890     112,603    233,633    228,236
  Marketing, general and administrative     63,073      60,987    125,054    113,029
  Interest                                     916       1,333      1,904      2,892
                                         ---------   ---------  ---------  ---------
    Total costs and expenses               200,446     202,076    413,843    397,189

Income before taxes                         33,047      41,686     76,935     89,457

Income tax provision                         9,253      19,967     21,542     29,521
                                         ---------   ---------  ---------  ---------
Net income                               $  23,794   $  21,719  $  55,393  $  59,936
                                         =========   =========  =========  =========
Net income per share                     $    0.19   $    0.18  $    0.44  $    0.49
                                         =========   =========  =========  =========
Weighted average number of shares used
  in computing per share amounts           126,539     123,257    126,101    123,309
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

                                      Page 3

                                   GENENTECH, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (thousands)
                                     (unaudited)

                                                                   Six Months
                                                                  Ended June 30
                                                              ----------------------
                                                                 1997        1996
                                                              ----------  ----------
Cash flows from operating activities:
  Net income                                                  $   55,393  $   59,936
  Adjustments to reconcile net income to net cash
   (used in) provided by operating activities:
   Depreciation and amortization                                  33,568      30,714
   Deferred income taxes                                          (4,445)     (7,305)
   Gain on sales of securities available-for-sale                 (5,836)        (90)
   Loss on sales of securities available-for-sale                  1,217           -
   Loss on fixed asset dispositions                                   83         529
  Changes in assets and liabilities:
     Trading securities                                         (101,631)     (3,334)
     Receivables and other current assets                        (17,618)    (17,427)
     Inventories                                                  (7,724)      8,201
     Accounts payable, other current liabilities
       and other long-term liabilities                             6,064      (6,708)
                                                              ----------  ----------
  Net cash (used in) provided by operating activities            (40,929)     64,516

Cash flows from investing activities:
  Purchases of securities held-to-maturity                      (213,523)   (326,510)
  Proceeds from maturities of securities held-to-maturity        281,045     422,329
  Purchases of securities available-for-sale                    (204,141)   (156,410)
  Proceeds from sales of securities available-for-sale           237,383      75,683
  Purchases of non-marketable equity securities                        -      (7,523)
  Capital expenditures                                           (76,454)    (58,184)
  Change in other assets                                         (34,334)      3,136
                                                              ----------  ----------
  Net cash used in investing activities                          (10,024)    (47,479)

Cash flows from financing activities:
  Stock issuances                                                 51,420      43,682
  Repayment of long-term debt, including
   current portion                                                     -        (358)
                                                              ----------  ----------
  Net cash provided by financing activities                       51,420      43,324
                                                              ----------  ----------
Net increase in cash and cash equivalents                            467      60,361
  Cash and cash equivalents at beginning of period               207,264     137,043
                                                              ----------  ----------
  Cash and cash equivalents at end of period                  $  207,731  $  197,404
                                                              ==========  ==========




              See notes to condensed consolidated financial statements.

                                     Page 4

                                   GENENTECH, INC.
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                                     (thousands)
                                     (unaudited)


                                                        June 30        December 31
                                                          1997             1996
                                                      ------------     ------------
ASSETS
Current assets:
  Cash and cash equivalents                           $    207,731     $    207,264
  Short-term investments                                   476,572          415,900
  Accounts receivable, net (including amounts
    from related party: 1997-$25,470;
    1996-$33,377)                                          209,622          197,612
  Inventories                                               99,667           91,943
  Prepaid expenses and other current assets                 47,480           42,365
                                                      ------------     ------------
     Total current assets                                1,041,072          955,084

Long-term marketable securities                            472,586          535,916
Property, plant and equipment, less accumulated
  depreciation (1997-$347,424; 1996-$320,100)              633,942          586,167
Other assets                                               183,682          149,205
                                                      ------------     ------------
Total assets                                          $  2,331,282     $  2,226,372
                                                      ============     ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                    $     49,121     $      45,501
  Accrued liabilities - related party                        9,768             9,908
  Other accrued liabilities                                190,063           194,542
                                                      ------------      ------------
     Total current liabilities                             248,952           249,951

Long-term debt                                             150,000           150,000
Other long-term liabilities                                 25,520            25,362
                                                      ------------      ------------
     Total liabilities                                     424,472           425,313

Commitments and contingencies
Stockholders' equity:
  Preferred stock                                                -                 -
  Special common stock                                         931               896
  Common stock                                               1,532             1,532
  Additional paid-in capital                             1,422,613         1,362,585
  Retained earnings (since October 1, 1987
     quasi-reorganization)                                 437,490           382,097
  Net unrealized gain on securities
     available-for-sale                                     44,244            53,949
                                                      ------------      ------------
     Total stockholders' equity                          1,906,810         1,801,059
                                                      ------------      ------------
Total liabilities and stockholders' equity            $  2,331,282      $  2,226,372
                                                      ============      ============

            See notes to condensed consolidated financial statements.

                                     Page 5
                                GENENTECH, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

Note 1.     Statement of Accounting Presentation and Significant Accounting
            Policies

In the opinion of Genentech, Inc. (the Company), the accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of adjustments of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended June 30, 1997 and 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. The condensed consolidated balance sheet as of December 31, 1996 has been derived from the audited financial statements as of that date. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report to Stockholders for the year ended December 31, 1996.

In January 1997, the Securities and Exchange Commission issued new derivatives and exposures to market risk disclosure requirements. To comply with these new requirements, the following supplements the disclosures included in the Company's 1996 Form 10-K and Annual Report.

Trading: The Company uses external money managers to manage part of its investment portfolio that is held for trading purposes. When the money managers purchase securities denominated in a foreign currency, they enter into foreign currency forward contracts which are recorded at fair value with the related gain or loss recorded in interest income.

Foreign Currency Instruments: Simple foreign currency put options (options) are generally terminated, or offsetting contracts are entered into, upon determination that purchased options no longer qualify as a hedge or are determined to exceed probable anticipated net foreign revenues. The realized gains and losses are recorded as a component of other revenues. For early termination of options that qualify as hedges, the gain or loss on termination will be deferred through the original term of the option and then recognized as a component of the hedged revenues. Changes in the fair value of hedging instruments that qualify as a hedge are not recognized and changes in the fair value of instruments that do not qualify as a hedge would be recognized through earnings.

Interest Rate Swaps: The accrued net settlement amount on the interest rate swaps (swaps) are reflected on the balance sheet as other accounts receivable or other accrued liabilities. For early termination of swaps where the underlying asset is not sold, the amount of the terminated swap is deferred and amortized over the remaining life of the original swap. For early termination of swaps with the corresponding termination or sale of the underlying asset, the amounts are recognized through interest income. Changes in the fair value of swap hedging instruments that qualify as a hedge are not recognized and changes in the fair value of swap instruments that do not qualify as a hedge would be recognized through earnings.

Equity Collar Instruments: Equity collar instruments that do not qualify for hedge accounting and early termination of these instruments with the call of the underlying security would be recognized through earnings. For early termination of these instruments without the sale of the underlying security,

                                Page 6
                                GENENTECH, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)


the time value would be recognized through earnings and the intrinsic value will adjust the cost basis of the underlying security.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.


Note 2.     New Accounting Standards

In February 1997, the Financial Accounting Standards Board (FASB)issued Statement of Financial Accounting Standards (FAS) 128, "Earnings per Share," and FAS 129, "Disclosure of Information about Capital Structure," which are required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share
(EPS) and to restate all prior periods as required by FAS 128. Under the new requirements for calculating EPS, the dilutive effect of stock options will be excluded from a new EPS measure, Basic EPS. The impact is expected to result in an increase in Basic EPS for the three- and six-month period ended June 30, 1997 and June 30, 1996; however, this impact is expected to be immaterial.
The impact of FAS 128 on the calculation of the second new EPS measure, Diluted Earnings Per Share, for these quarters is also expected to be immaterial.

FAS 129 consolidates existing guidance relating to disclosure about a company's capital structure. Since the Company has been in compliance with existing disclosure requirements of its capital structure, adoption of FAS 129 is not expected to have a material impact on the financial position, results of operations or cash flows of the Company.

The FASB also issued FAS 130, "Reporting Comprehensive Income," and FAS 131, "Disclosures about Segments of an Enterprise and Related Information," in June 1997, which requires additional disclosures to be reflected in the Company's 1998 annual report. Under FAS 130, the Company is required to display comprehensive income and its components as part of the Company's full set of financial statements. FAS 131 requires that the Company report financial and descriptive information about its reportable operating segments.


Note 3.     Relationship with Roche Holdings, Inc.

On October 25, 1995, the Company and Roche Holdings, Inc. (Roche) entered into a new agreement (the Agreement). Each share of the Company's common stock not held by Roche or its affiliates on that date automatically converted to one share of callable putable common stock (special common stock). The Agreement extends until June 30, 1999, Roche's option to cause the Company to redeem
(call) the outstanding special common stock of the Company at predetermined prices. Should the call be exercised, Roche will concurrently purchase from the Company a like number of shares of common stock for a price equal to the Company's cost to redeem the special common stock. During the quarter beginning July 1, 1997, the call price is $72.00 per share and increases by $1.50 per share each quarter through the end of the option period on June 30, 1999, on which date the price is $82.50 per share. If Roche does not cause the redemption as of June 30, 1999, the Company's stockholders will have the option




                                Page 7
                                GENENTECH, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)


(the put) to cause the Company to redeem none, some, or all of their shares of special common stock at $60.00 per share (and Roche will concurrently provide the necessary redemption funds to the Company by purchasing a like number of shares of common stock at $60.00 per share) within thirty business days commencing July 1, 1999. Roche Holding Ltd, a Swiss corporation, has guaranteed Roche's obligation under the put.

In conjunction with the Agreement, F. Hoffmann-La Roche Ltd (HLR) was granted an option for ten years for licenses to use and sell certain of the Company's products in non-United States (U.S.) markets. In the second quarter of 1997, the Company and HLR have agreed in principle to changes to their 1995 ex-U.S. license agreement (license agreement). Key changes to the license agreement are summarized below: (1) For future products, HLR may choose to exercise its option either when the Company determines to move a product into development, or at the end of Phase II (as in the 1995 agreement). U.S. and European development costs will be shared (discontinuing the distinction regarding location or purpose of studies). (2) If HLR exercises its option at the development determination point, U.S. and European development costs will be shared 50/50. (3) If HLR exercises its option at the end of Phase II, HLR will reimburse the Company for 50 percent of any development costs incurred, and subsequent U.S. and European development costs will be shared 75/25, HLR/Genentech. (4) For insulin-like growth factor in diabetes (IGF-I) and for nerve growth factor (NGF), both of which HLR has already exercised its option to develop, prospective U.S. and European development costs will be shared 60/40, HLR/Genentech. (5) HLR will assume development of the oral IIbIIIa antagonist globally on its own. The Company will provide clinical and scientific input for the IIbIIIa program and may subsequently opt-in and join development at any time up to the New Drug Application (NDA) filing for the first indication. If the Company chooses to opt-in, it will reimburse HLR for 50 percent of the U.S. and European IIbIIIa development costs incurred to that date. HLR and Genentech will co-promote IIbIIIa in the U.S. with a 60/40, Genentech/HLR, profit-sharing if the NDA filing for the first indication is for acute therapy or a 50/50 profit-sharing if the NDA filing for the first indication is for chronic therapy. If the Company does not opt-in, it will receive from HLR a 6.0 percent royalty on worldwide sales of the oral IIbIIIa antagonist.

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

Under the Agreement, independent of its right to cause the Company to redeem the special common stock, Roche may increase its ownership of the Company up to 79.9% by making purchases on the open market. Roche holds approximately 67.4% of the outstanding common equity of the Company as of June 30, 1997.

Contract revenue for the quarter ended June 30, 1997, and on a year-to-date basis totaled $10.7 million and $26.4 million, respectively, of which $7.4 million and $20.0 million, respectively, are reimbursements for ongoing development expenses for the three development projects - rituximab (the C2B8 antibody), IGF-1 and NGF - that HLR exercised its development option for under the Agreement in 1996.




                                    Page 8
                                GENENTECH, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)


Note 4.     Legal Proceedings

The Company is a party to various legal proceedings including patent infringement cases involving human growth hormone products and Activase, registered trademark, product liability cases, and employment related cases. See also Note 8, "Subsequent Event."

Based upon the nature of the claims made and the investigations completed to date by the Company and its counsel, the Company believes that the outcome of these cases will not have a material adverse effect on the financial position, results of operations or cash flows of the Company. However, were an unfavorable ruling to occur in any quarterly period, there exists the possibility of a material impact on the net income of that period.

Note 5.     Note Receivable

Pursuant to its research and development collaboration agreement entered into with Scios Inc. (Scios) in 1995, the Company established a line of credit for $30 million that Scios may draw down at Scios' discretion through 2002. This commitment was supported by a bank letter of credit under which Scios could draw up to $30 million directly from the bank with repayment of the funds due to the bank by the Company. On March 31, 1997, Scios drew down the entire $30 million with replacement of funds paid to the bank by the Company on April 1, 1997. The $30 million drawn by Scios under the bank letter of credit plus interest (which accrues at the prime rate of interest) is repayable in the form of cash or Scios common stock (at the average market price over the thirty day period before the date of repayment) at Scios' option any time through December 30, 2002. On April 2, 1997, Scios suspended development of Auriculin, registered trademark, anaritide based upon the results of an interim analysis of data from the Phase III study in oliguric acute renal failure. Auriculin was under development in collaboration with the Company.


Note 6.     Inventories

Inventories at June 30, 1997, and December 31, 1996, are summarized below:

                                           1997            1996
                                        ----------      ----------
                                                (thousands)

         Raw materials and supplies     $  20,327       $  17,971
         Work in process                   65,914          61,368
         Finished goods                    13,426          12,604
                                        ----------      ----------
                Total                   $  99,667       $  91,943
                                        ==========      ==========


Note 7.     Change in Effective Income Tax Rate

The Company's effective income tax rate in the three- and six-month periods ended June 30, 1997, was 28% compared to 48% and 33%, respectively, for the same periods ended June 30, 1996. The effective rate for the full year 1997 is expected to be 28%. The rate decrease to 28% in the second quarter of 1997 from 48% in the same quarter last year was due to a catch-up adjustment in the

                                GENENTECH, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)


second quarter of 1996 to bring the 1996 year-to-date rate to 33%. The decrease for the six-month period ended June 30, 1997, compared to the same period in 1996 was primarily due to 1996 foreign losses not currently providing a tax benefit. The 1997 effective tax rate is less than the U.S. statutory rate of 35% primarily due to research and development tax credits.

Note 8.     Subsequent Event


In July 1997, an action was filed in the U.S. District Court for the Northern District of California alleging that the Company's manufacture, use and sale of its Nutropin, registered trademark, human growth hormone products infringed a patent (the Goodman Patent) owned by the Regents of the University of California (UC). This action is substantially the same as a previous action filed in 1990 against the Company by UC alleging that the Company's manufacture, use and sale of its Protropin, registered trademark, human growth hormone products infringed the Goodman Patent.

                              GENENTECH, INC.
                              FINANCIAL REVIEW


RELATIONSHIP WITH ROCHE HOLDINGS, INC.

On October 25, 1995, Genentech, Inc. (the Company) and Roche Holdings, Inc. (Roche) entered into a new agreement (the Agreement) to extend until June 30, 1999, Roche's option to cause the Company to redeem (call) the outstanding callable putable common stock (special common stock) of the Company at predetermined prices. Should the call be exercised, Roche will concurrently purchase from the Company a like number of shares of common stock for a price equal to the Company's cost to redeem the special common stock. If Roche does not cause the redemption as of June 30, 1999, the Company's stockholders will have the option to cause the Company to redeem none, some, or all of their shares of special common stock (and Roche will concurrently provide the necessary redemption funds to the Company by purchasing a like number of shares of common stock) within thirty business days commencing July 1, 1999. See the Relationship with Roche Holdings, Inc. note in the Notes to Condensed Consolidated Financial Statements for further information.

In conjunction with the Agreement, F. Hoffmann-La Roche Ltd (HLR) was granted an option for ten years for licenses to use and sell certain of the Company's products in non-United States (U.S.) markets. In the second quarter of 1997, the Company and HLR have agreed in principle to changes to their 1995 ex-U.S. license agreement (license agreement). In general, these changes will allow for the sharing of U.S. and European development costs regardless of location or purpose of studies. Under these changes, HLR could exercise its option either when the Company determines to move a product into development or at the end of Phase II. U.S. and European development costs will be shared 50/50 if HLR exercises its option at the development determination point or 75/25, HLR/Genentech, of subsequent costs if HLR exercises its option at the end of Phase II with 50 percent of any development costs incurred to date by the Company to be reimbursed by HLR. For insulin-like growth factor in diabetes (IGF-I) and for nerve growth factor (NGF), both of which HLR has already exercised its option to develop, prospective U.S. and European development costs will be shared 60/40, HLR/Genentech. HLR will assume development of the oral IIbIIIa antagonist globally on its own. The Company may subsequently opt-in and join development of IIbIIIa at any time up to the New Drug Application filing for the first indication. See the Relationship with Roche Holdings, Inc. note in the Notes to Condensed Consolidated Financial Statements for further information on the key changes to the license agreement.

As a result of the Agreement, contract revenue for the quarter ended June 30, 1997, and on a year-to-date basis totaled $10.7 million and $26.4 million, respectively, of which $7.4 million and $20.0 million, respectively, are reimbursements for ongoing development expenses for the three development projects - rituximab (the C2B8 antibody), IGF-1 and NGF - that HLR exercised its development option for under the Agreement in 1996.

RESULTS OF OPERATIONS
(dollars in millions, except per share amounts)

                               Quarter ended June 30     Six months ended June 30
                               ----------------------    ------------------------
REVENUES                        1997   1996  % Change     1997    1996   % Change
----------------------         ------ ------ --------    ------  ------  --------

Revenues                       $233.5 $243.8    (4) %    $490.8  $486.6      1  %
                               ====== ====== ========    ======  ======  ========
PRODUCT SALES
----------------------
Activase                       $ 68.3 $ 72.3    (6)%     $143.3  $148.9     (4)%
Protropin and Nutropin           55.6   54.1     3        111.5   110.1      1
Pulmozyme                        20.2   20.8    (3)        42.5    39.7      7
Actimmune                         0.9    1.1   (18)         1.9     1.9      0
                               ------ ------ --------    ------  ------  --------
Total product sales            $145.0 $148.3    (2) %    $299.2  $300.6      0  %
                               ====== ====== ========    ======  ======  ========

Net sales of Activase, registered trademark, (Alteplase, recombinant), a tissue plasminogen activator (t-PA), decreased in the three- and six-month periods ended June 30, 1997, compared to same periods of 1996. This decrease was due to lower U.S. sales attributable to a decrease in the size of the thrombolytic market and competition from Boehringer Mannheim's (BM) Retavase, registered trademark. In the second quarter of 1997, Activase's market share declined to approximately 79%, compared to approximately 80% in the same quarter of 1996 and approximately 84% in the first quarter of 1997 as a result of competition from Retavase. In addition, the overall size of the market has declined due to the increasing use of angioplasty rather than thrombolytic therapy. In March 1997, results from the GUSTO III clinical trial which involved a head-to-head comparison of Activase and Retavase, failed to demonstrate that Retavase has a statistically significant lower mortality rate than Activase.

Net sales of the Company's three growth hormone products - Protropin, registered trademark, (somatrem for injection), Nutropin, registered trademark, [somatropin (rDNA origin) for injection] and Nutropin AQ, trademark, [somatropin (rDNA origin) injection] - were higher in the three- and six-month periods ended June 30, 1997 over the comparable periods in 1996 due to modest market growth. The Company continues to maintain a 2/3 share of the U.S. market for treatment of children with growth hormone inadequacy. In the first quarter of 1997, Serono Laboratories, Inc. and Novo Nordisk A/S
(Novo) began selling their human growth hormone products. Novo began selling Norditropin, registered trademark, after the U.S. Court of Appeals stayed a preliminary injunction against Novo. The Court of Appeals subsequently invalidated the patent that was the subject of the preliminary injunction.

Net sales of Pulmozyme, registered trademark, decreased slightly in the second quarter of 1997 from the comparable period in 1996. On a year-to-date basis, net sales of Pulmozyme increased by 7% due to increased market penetration in its currently approved indications - management of patients with moderate or advanced cystic fibrosis (CF).

                                Quarter ended June 30    Six months ended June 30
ROYALTIES, CONTRACT AND        ----------------------    ------------------------
  OTHER, AND INTEREST INCOME    1997   1996  % Change     1997    1996   % Change
-----------------------------  ------ ------ --------    ------  ------  --------
Royalties                      $55.4   $53.2    4 %      $120.7  $106.1    14 %
Contract and other              16.7    27.0  (38)         38.1    49.1   (22)
Interest income                 16.4    15.3    7          32.8    30.8     6


Royalty income increased by 4% and 14% in the three- and six-month periods, respectively, ended June 30, 1997, over the comparable periods of 1996 due primarily to increased sales of products by licensees. In addition, $2.2 million of reserves against certain royalty revenues for 1996 were reversed in the first quarter of 1997 due to the favorable outcome of certain patent proceedings.

Contract and other revenues decreased in the second quarter of 1997 and on a year-to-date basis over the same periods last year due primarily to the absence in 1997 of Roche opt-in revenue. This decrease was partially offset by $7.4 million in the second quarter of 1997 and $20.0 million on a year-to-date basis of Roche ongoing development cost reimbursements for IGF-1, NGF and rituximab, and $4.8 million of gains on sales of biotechnology equity securities primarily in the second quarter of 1997. Contract and other revenues in the first quarter of 1996 included $17.1 million from Roche for the exercise of its option regarding rituximab, and $19.3 million in the second quarter of 1996 for the exercise of its option regarding IGF-1.

Interest income increased in the second quarter of 1997 and on a year-to-date basis compared to the comparable periods in 1996 due primarily to an increase in the average yield on the portfolio. The total investment portfolio, consisting of cash and cash equivalents, and short- and long-term marketable securities, increased to $1,156.9 million as of June 30, 1997 from $1,145.3 million as of June 30, 1996 and decreased from $1,159.1 million as of December 31, 1996.

                                Quarter ended June 30    Six months ended June 30
                               ----------------------    ------------------------
COSTS AND EXPENSES              1997   1996  % Change     1997    1996   % Change
-----------------------------  ------ ------ --------    ------  ------  --------
Cost of sales                  $ 25.6 $ 27.2   (6)%      $ 53.3  $ 53.0       1 %
Research and development        110.9  112.6   (2)        233.6   228.3       2
Marketing, general and
  administrative                 63.0   61.0    3         125.0   113.0      11
Interest expense                  0.9    1.3  (31)          1.9     2.9     (34)
                               ------ ------ --------    ------  ------  --------
   Total costs and expenses    $200.4 $202.1   (1)%      $413.8  $397.2       4 %
                               ====== ====== ========    ======  ======  ========


Cost of sales as a percent of product sales was 18% in the second quarter of 1997 and on a year-to-date basis, which was comparable to the same periods in 1996.

Research and development (R&D) expenses decreased 2% in the second quarter of 1997 and increased 2% on a year-to-date basis over the comparable periods in 1996. The increase on a year-to-date basis was primarily due to increased expenses for additional large-scale clinical trials for products in late-stage development, continued testing of products currently in late-stage clinical testing and costs to license technology from collaborative partners. These increases, totaling approximately $10.0 million, were partially offset by a $5.0 million payment in the first quarter of 1996 to Washington University for a license for worldwide rights to human neurturin, a neurotrophic factor that promotes nerve cell growth and may be useful for the treatment of neurodegenerative disorders, and to other neurotrophic factors. R&D as a

                                    Page 13
percent of revenue was approximately 47% and 48% in the second quarter of 1997 and on a year-to-date basis, respectively, which is 1% higher than the comparable periods in 1996.

Marketing, general and administrative (MG&A) expenses increased in the second quarter of 1997 over the comparable period in 1996 due to increased sales and marketing expenses related to pre-launch activities for rituximab. The year-to-date increase from the prior year was due to increased sales and marketing expenses primarily related to promoting Roche's Roferon-A, registered trademark, in the U.S. for its approved oncology indications, expenses related to pre-launch activities for rituximab and higher corporate expenses.

Interest expense declined in the second quarter and year-to-date periods of 1997 over the comparable periods in 1996 due to an increase in capitalized interest resulting from higher capital expenditures.

                               Quarter ended June 30    Six months ended June 30
                               ---------------------    ------------------------
INCOME TAXES                      1997        1996         1997          1996
-----------------------------  ----------  ---------    ----------    ----------
Income taxes                    $   9.3     $  20.0       $  21.6       $  29.5


The Company's effective income tax rate in the three- and six-month periods ended June 30, 1997, was 28% compared to 48% and 33%, respectively, for the same periods ended June 30, 1996. The effective rate for the full year 1997 is expected to be 28%. The rate decrease to 28% in the second quarter of 1997 from 48% in the same quarter last year was due to a catch-up adjustment in the second quarter of 1996 to bring the 1996 year-to-date rate to 33%. The decrease for the six-month period ended June 30, 1997, compared to the same period in 1996 was primarily due to 1996 foreign losses not currently providing a tax benefit. The 1997 effective tax rate is less than the U.S. statutory rate of 35% primarily due to research and development tax credits.

                               Quarter ended June 30      Six months ended June 30
                               ----------------------     --------------------------
NET INCOME                      1997     1996  % Change      1997      1996   % Change
-----------------------------  ------   ------ --------     ------    ------  --------
Net income                     $ 23.8   $ 21.7     10 %     $ 55.4    $ 59.9     (8) %
Earnings per share             $ 0.19   $ 0.18              $ 0.44    $ 0.49


Net income increased 10% in the second quarter of 1997 over the same period last year due primarily to a decrease in the Company's income tax provision partly offset by lower contract and other revenues. For the first half of 1997, net income decreased by 8% compared to prior year due to lower contract and other revenues and higher MG&A and R&D expenses, partially offset by increased royalty revenues and lower income tax expense.

LIQUIDITY AND CAPITAL
  RESOURCES                         June 30, 1997        December 31, 1996
-----------------------------    --------------------    -------------------

Cash and cash equivalents,            $   1,156.9           $   1,159.1
  short-term investments
  and long-term marketable
  securities

Working capital                             792.1                 705.1




                                    Page 14

Cash generated from operations, maturing investments and stock issuances were used to make investments in marketable securities and capital additions.

Cash and cash equivalents at June 30, 1997, were comparable to December 31, 1996 and working capital increased by $87.0 million in the first half of 1997.

Capital expenditures totaled $76.5 million in the first half of 1997 compared to $58.2 million in the same period of 1996. The increase was related to improvements to existing manufacturing and office facilities in the first half of 1997.

FORWARD-LOOKING STATEMENTS

The following section contains forward-looking statements that are based on the Company's current expectations. Because the Company's actual results may differ materially from these and any other forward-looking statements made by or on behalf of the Company, this section also includes a discussion of important factors that could affect the Company's actual future results, including its product sales, royalties, contract revenues, expenses and net income.

Total Product Sales: Product sales will be dependent on the overall competitive environment. Factors affecting the Company's total product sales include, but are not limited to, the amount of sales to customers in the U.S., increased competition in the growth hormone and thrombolytic markets, the amount and timing of the Company's sales to HLR, the timing and volume of bulk shipments to licensees, the possibility of the introduction of rituximab in late 1997 and the potential introduction of additional new products and indications for existing products in 1998 and beyond.

On July 25, 1997, the U.S. Food and Drug Administration (FDA) advisory panel unanimously recommended the agency grant marketing clearance to rituximab for the treatment of patients suffering from relapsed or refractory low-grade non-Hodgkin's lymphoma. If rituximab receives FDA approval, it will be the first monoclonal antibody sold for treating cancer. A final FDA decision is expected later this year.

Activase Sales: The Company faces new competition in the thrombolytic market. BM received FDA approval in October 1996 to market its product, Retavase, for the treatment of acute myocardial infarction (AMI) in the U.S. and Activase is losing market share to this product. The Company has brought suit against BM for patent infringement. In addition, there is an increasing use of angioplasty for the treatment of AMI patients in lieu of thrombolytic therapy. The Company expects such competition to continue to have an adverse effect on its sales of Activase and such effect could be material. Other factors affecting the Company's Activase sales include, but are not limited to, the timing of FDA approval, if any, of additional competitive products, pricing decisions made by the Company, the outcome of litigation against BM involving the Company's patents for t-PA and processes related to its production and formulation, ongoing physician response to the outcome of the GUSTO III clinical trial, the increasing use of other therapies such as angioplasty techniques for the treatment of AMI, and the rate of adoption and use of Activase for the treatment of acute ischemic stroke.

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


                                    Page 15

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

Pulmozyme Sales: Factors that may influence the future sales of Pulmozyme include, but are not limited to, physician perception of the number and kinds of patients who will benefit from such therapy, the availability of third-party reimbursement for the costs of therapy, the timing of the development of alternative therapies for the treatment and care of CF, the outcome of the Phase III clinical trial in patients with early CF, whether and when additional indications are approved, and the cost of therapy.

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

R&D Expenses: The Company intends to continue its commitment to aggressive investment in R&D. As it continues late-stage clinical testing of products, the Company anticipates that its R&D expenses will continue at a high percentage of revenues over the short-term. Over the long-term, however, as revenues increase, R&D as a percent of revenues should decrease. Factors affecting the Company's R&D expenses include, but are not limited to: the outcome of clinical trials currently being conducted; the number of products entering into development from late-stage research; future levels of the Company's product sales (including the impact of competition), royalty and contract revenues; the possibility of competition with respect to products or technologies under development; and decisions by HLR to exercise or not to exercise its option to develop and sell potential products of the Company in non-U.S. markets and the timing of such decisions.

As part of the Company and HLR's agreed upon changes to their license agreement, HLR will assume development of the oral IIbIIIa antagonist on its own. As a result, the Company will not be incurring future IIbIIIa related R&D costs unless it decides to opt-in on the development of this product. Such costs were approximately $4.5 million in the first half of 1997.

Income Tax Provision: The Company expects its effective tax rate to be between 25% and 35% in 1997 and for the next several years, dependent upon several factors. These factors include, but are not limited to, changes in tax laws and rates, future levels of R&D spending, the outcome of clinical trials of certain development products, the Company's success in


                                    Page 16
commercializing such products, and potential competition regarding the products.

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

Uncertainties Surrounding Proprietary Rights: The patent positions of pharmaceutical and biotechnology companies can be highly uncertain and involve complex legal and factual questions. Accordingly, the breadth of claims allowed in such companies' patents cannot be predicted. Patent disputes are frequent and can preclude commercialization of products. The Company has in the past, is currently and may in the future be involved in material patent litigation. Such litigation is costly in its own right and could subject the Company to significant liabilities to third-parties and, if decided adversely, the Company may need to obtain third-party licenses or cease using the technology or product in dispute. The presence of patents or other proprietary rights belonging to other parties may lead to the termination of R&D of a particular product. The Company believes it has strong patent protection or the potential for strong patent protection for a number of its products that generate sales and royalty revenue or that the Company is developing; however, the courts will determine the ultimate strength of patent protection of the Company's products and those on which the Company earns royalties.

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

Foreign Exchange: The Company receives royalty revenues from countries throughout the world. As a result, the Company's financial results could be materially affected by factors such as changes in foreign currency exchange

                                 Page 17
rates or weak economic conditions in the foreign markets in which the Company's products are sold. The Company is exposed to changes in exchange rates in Europe, Asia and Canada. When the U.S. dollar strengthens against the currencies in these countries, the U.S. dollar value of non-U.S. dollar-based revenue decreases; when the U.S. dollar weakens, the U.S. dollar value of the non-U.S. dollar-based revenues increases. Accordingly, changes in exchange rates, and in particular a strengthening of the U.S. dollar, may adversely affect the Company's royalty revenues as expressed in U.S. dollars.

To mitigate this risk, the Company hedges certain of these anticipated revenues by purchasing foreign currency put option contracts with expiration dates and amounts of currency that are based on a portion of probable revenues so the adverse impact of movements in currency exchange rates on the non-dollar denominated revenues will be at least partly offset by an associated increase in the value of the option. The Company also enters into foreign currency forward contracts to lock in the dollar value of a portion of these anticipated revenues.

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

                   INDEPENDENT ACCOUNTANTS' REVIEW REPORT



The Board of Directors and Stockholders
Genentech, Inc.


We have reviewed the accompanying condensed consolidated balance sheet of Genentech, Inc. as of June 30, 1997, and the related condensed consolidated statements of income for the three-month and six-month periods ended June 30, 1997 and 1996, and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 1997 and 1996. These financial statements are the responsibility of the Company's management.

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





                                             ERNST & YOUNG LLP

San Jose, California
July 10, 1997

GENENTECH, INC.
                           PART II.  OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS

On July 10, 1997, the Regents of the University of California (UC) filed suit against Genentech, Inc. (the Company) in the United States District Court for the Northern District of California alleging that patent No. 4,353,877 (the Goodman Patent) is infringed by the Company's manufacture, use and sale of its Nutropin, registered trademark, human growth hormone products. This suit is similar to previous pending suits filed by UC alleging infringement of the Goodman Patent by the Company's Protropin, registered trademark, human growth products.

See also the Legal Proceedings and Subsequent Event notes in the Notes to Condensed Consolidated Financial Statements of Part I.

See also Item 1 of the Company's report on Form 10-Q for the period ended March 31, 1997.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            (a)  Exhibits

                 15.1   Letter re:   Unaudited Interim Financial Information

27.1    Financial Data Schedule

                *99.1   Incentive Units Plan


                *Indicates management contract or compensatory plan or
                 arrangement of the Company.


            (b)  Reports on Form 8-K

                 There were no reports on Form 8-K filed during the quarter ended June 30, 1997.

                                GENENTECH, INC.
                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


   Date:  August 12, 1997                           GENENTECH, INC.


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