Form 10-Q
period 1997-09-30
GENENTECH INC
filed 1997-11-14
CIK 318771

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC  20549

                                    FORM 10-Q

(Mark One)

X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended September 30, 1997.

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock $0.02 par value                76,621,009
Class                                       Outstanding at September 30, 1997

Special Common Stock $0.02 par value        46,992,604
Class                                       Outstanding at September 30, 1997






                                   GENENTECH, INC.
                                        INDEX


PART I.     FINANCIAL INFORMATION                                    PAGE NO.

Condensed Consolidated Statements of Income -
for the three months and nine months ended
September 30, 1997 and 1996                                               3

Condensed Consolidated Statements of Cash Flows -
for the nine months ended September 30, 1997 and 1996                     4

Condensed Consolidated Balance Sheets -
September 30, 1997 and December 31, 1996                                  5

Notes to Condensed Consolidated Financial Statements                   6-10

Financial Review                                                      11-19

Independent Accountants' Review Report                                   20

PART II.     OTHER INFORMATION                                           21

SIGNATURES                                                               22






































PART I.  FINANCIAL INFORMATION
ITEM 1.  Financial Statements

                                  GENENTECH, INC.
                    CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                       (thousands, except per share amounts)
                                    (unaudited)


                                               Three Months          Nine Months
                                           Ended September 30     Ended September 30
                                          --------------------  --------------------
                                             1997       1996       1997       1996
                                          ---------  ---------  ---------  ---------
Revenues:
  Product sales (including amounts
    from related parties: three months -
    1997-$5,720; 1996-$1,659; nine
    months - 1997-$14,718; 1996-$11,151)  $ 142,306  $ 142,463  $ 441,537  $ 443,105
  Royalties (including amounts from
    related parties: three months -
    1997-$5,385; 1996-$6,812; nine
    months - 1997-$18,408; 1996-$19,325)     59,632     54,429    180,323    160,546
  Contract and other (including
    amounts from related parties:
    three months - 1997-$29,910;
    1996-$35,977; nine months -
    1997-$56,311; 1996-$79,409)              29,385     38,859     67,453     87,991
  Interest                                   17,594     15,956     50,382     46,711
                                          ---------  ---------  ---------  ---------
     Total revenues                         248,917    251,707    739,695    738,353

Costs and expenses:
  Cost of sales (including amounts
    from related parties: three months -
    1997-$4,750; 1996-$1,244; nine
    months - 1997-$12,313; 1996-$9,085)      26,565     24,836     79,817     77,868
  Research and development (including
    contract related: three months -
    1997-$29,910; 1996-$10,251; nine
    months - 1997-$56,311; 1996-$34,695)    118,146    114,772    351,779    343,008
  Marketing, general and administrative      65,450     61,864    190,504    174,893
  Interest                                      542      1,094      2,446      3,986
                                          ---------  ---------  ---------  ---------
    Total costs and expenses                210,703    202,566    624,546    599,755

Income before taxes                          38,214     49,141    115,149    138,598

Income tax provision (benefit)                6,092     (1,801)    27,634     27,720
                                          ---------  ---------  ---------  ---------
Net income                                $  32,122  $  50,942  $  87,515  $ 110,878
                                          =========  =========  =========  =========
Net income per share                      $    0.25  $    0.41  $    0.69  $    0.90
                                          =========  =========  =========  =========
Weighted average number of shares used
  in computing per share amounts            126,776    123,589    126,326    123,402
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

                                     Page 3

                                   GENENTECH, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (thousands)
                                     (unaudited)

                                                                   Nine Months
                                                                Ended September 30
                                                              ----------------------
                                                                 1997        1996
                                                              ----------  ----------
Cash flows from operating activities:
  Net income                                                   $  87,515  $  110,878
  Adjustments to reconcile net income to net cash
   (used in) provided by operating activities:
   Depreciation and amortization                                  49,887      46,189
   Deferred income taxes                                          (4,445)    (13,278)
   Gain on sales of securities available-for-sale                 (6,641)       (472)
   Loss on sales of securities available-for-sale                  1,821         263
   Loss on fixed asset dispositions                                  318         601
  Changes in assets and liabilities:
     Trading securities                                         (107,150)     (5,727)
     Receivables and other current assets                        (10,301)    (24,748)
     Inventories                                                  (6,950)      1,603
     Accounts payable, other current liabilities
       and other long-term liabilities                            32,067     (10,291)
                                                              ----------  ----------
  Net cash provided by operating activities                       36,121     105,018

Cash flows from investing activities:
  Purchases of securities held-to-maturity                      (360,698)   (543,833)
  Proceeds from maturities of securities held-to-maturity        396,543     580,304
  Purchases of securities available-for-sale                    (297,730)   (237,803)
  Proceeds from sales of securities available-for-sale           301,507     134,814
  Purchases of non-marketable equity securities                        -      (7,523)
  Capital expenditures                                          (121,350)    (86,574)
  Change in other assets                                         (33,822)      3,130
                                                              ----------  ----------
  Net cash used in investing activities                         (115,550)   (157,485)

Cash flows from financing activities:
  Stock issuances                                                 67,116      61,821
  Repayment of long-term debt, including
   current portion                                                     -        (358)
                                                              ----------  ----------
  Net cash provided by financing activities                       67,116      61,463
                                                              ----------  ----------
Net (decrease) increase in cash and cash equivalents             (12,313)      8,996
  Cash and cash equivalents at beginning of period               207,264     137,043
                                                              ----------  ----------
  Cash and cash equivalents at end of period                  $  194,951  $  146,039
                                                              ==========  ==========


              See notes to condensed consolidated financial statements.

                                     Page 4



                                   GENENTECH, INC.
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                                     (thousands)
                                     (unaudited)

                                                      September 30     December 31
                                                          1997             1996
                                                      ------------     ------------
ASSETS
Current assets:
  Cash and cash equivalents                           $    194,951     $    207,264
  Short-term investments                                   617,961          415,900
  Accounts receivable, net (including amounts
    from related party: 1997-$51,640;
    1996-$33,377)                                          207,805          197,612
  Inventories                                               98,893           91,943
  Prepaid expenses and other current assets                 39,980           42,365
                                                      ------------     ------------
     Total current assets                                1,159,590          955,084

Long-term marketable securities                            444,839          535,916
Property, plant and equipment, less accumulated
  depreciation (1997-$362,063; 1996-$320,100)              663,779          586,167
Other assets                                               182,815          149,205
                                                      ------------     ------------
Total assets                                          $  2,451,023     $  2,226,372
                                                      ============     ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                    $     56,155    $      45,501
  Accrued liabilities - related party                        9,653            9,908
  Other accrued liabilities                                203,937          194,542
                                                      ------------     ------------
     Total current liabilities                             269,745          249,951

Long-term debt                                             150,000          150,000
Other long-term liabilities                                 45,549           25,362
                                                      ------------     ------------
     Total liabilities                                     465,294          425,313

Commitments and contingencies
Stockholders' equity:
  Preferred stock                                                -                -
  Special common stock                                         940              896
  Common stock                                               1,532            1,532
  Additional paid-in capital                             1,444,371        1,362,585
  Retained earnings (since October 1, 1987
     quasi-reorganization)                                 469,614          382,097
  Net unrealized gain on securities
     available-for-sale                                     69,272           53,949
                                                      ------------     ------------
     Total stockholders' equity                          1,985,729        1,801,059
                                                      ------------     ------------
Total liabilities and stockholders' equity            $  2,451,023     $  2,226,372
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

                                   Page 5


                                GENENTECH, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

Note 1.     Statement of Accounting Presentation and Significant Accounting
            Policies

In the opinion of Genentech, Inc. (the Company), the accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of adjustments of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 1997 and 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. The condensed consolidated balance sheet as of December 31, 1996 has been derived from the audited financial statements as of that date. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report to Stockholders for the year ended December 31, 1996.

In January 1997, the Securities and Exchange Commission issued new derivatives and exposures to market risk disclosure requirements. To comply with these new requirements, the following supplements the disclosures included in the Company's 1996 Form 10-K and Annual Report to Stockholders.

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

Equity Collar Instruments: Equity collar instruments that do not qualify for hedge accounting and early termination of these instruments with the sale of the underlying security would be recognized through earnings. For early termination of these instruments without the sale of the underlying

                                    Page 6
                                GENENTECH, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

security, the time value would be recognized through earnings and the intrinsic value will adjust the cost basis of the underlying security.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.


Note 2.     New Accounting Standards

In February 1997, the Financial Accounting Standards Board (FASB)issued Statement of Financial Accounting Standards (FAS) 128, "Earnings per Share," and FAS 129, "Disclosure of Information about Capital Structure," which are required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share (EPS) and to restate all prior periods as required by FAS 128. Under the new requirements for calculating EPS, the dilutive effect of stock options will be excluded from a new EPS measure, Basic EPS. The impact is expected to result in an increase in Basic EPS for the three- and nine-month periods ended September 30, 1997 and September 30, 1996; however, this impact is expected to be immaterial. The impact of FAS 128 on the calculation of the second new EPS measure, Diluted EPS, for these quarters is also expected to be immaterial.

Also, FAS 129 consolidates existing guidance relating to disclosure about a company's capital structure. Since the Company has been in compliance with existing disclosure requirements of its capital structure, adoption of FAS 129 is not expected to have a material impact on the financial position, results of operations or cash flows of the Company.

The FASB also issued FAS 130, "Reporting Comprehensive Income," and FAS 131, "Disclosures about Segments of an Enterprise and Related Information," in June 1997, which requires additional disclosures to be adopted on December 31, 1998. Under FAS 130, the Company is required to display comprehensive income and its components as part of the Company's full set of financial statements.

FAS 131 requires that the Company report financial and descriptive information about its reportable operating segments. The Company is evaluating the impact on its disclosures, if any.


Note 3.     Relationship with Roche Holdings, Inc.

On October 25, 1995, the Company and Roche Holdings, Inc. (Roche) entered into a new agreement (the Agreement). Each share of the Company's common stock not held by Roche or its affiliates on that date automatically converted to one share of callable putable common stock (special common stock). The Agreement extends until June 30, 1999, Roche's option to cause the Company to redeem (call) the outstanding special common stock of the Company at predetermined prices. Should the call be exercised, Roche will concurrently purchase from the Company a like number of shares of common stock for a price equal to the Company's cost to redeem the special common stock. During the quarter beginning October 1, 1997, the call price is $73.50 per share and increases by $1.50 per share each quarter through the end of the option period on June 30, 1999, on which date the price is $82.50 per share. If Roche does not cause the redemption as of June 30, 1999, the Company's stockholders will have the option (the put) to cause the Company

                                    Page 7
                                GENENTECH, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

to redeem none, some, or all of their shares of special common stock at $60.00 per share (and Roche will concurrently provide the necessary redemption funds to the Company by purchasing a like number of shares of common stock at $60.00 per share) within thirty business days commencing July 1, 1999. Roche Holding Ltd, a Swiss corporation, has guaranteed Roche's obligation under the put.

In conjunction with the Agreement, F. Hoffmann-La Roche Ltd (HLR) was granted an option for ten years for licenses to use and sell certain of the Company's products in non-United States (U.S.) markets. In the second quarter of 1997, the Company and HLR agreed in principle to changes to their 1995 ex-U.S. license agreement (license agreement). Key changes to the license agreement are summarized as follows: (1) For future products, HLR may choose to exercise its option either when the Company determines to move a product into development, or at the end of Phase II (as in the 1995 agreement). U.S. and European development costs will be shared (discontinuing the distinction regarding location or purpose of studies). (2) If HLR exercises its option at the development determination point, U.S. and European development costs will be shared 50/50. (3) If HLR exercises its option at the end of Phase II, HLR will reimburse the Company for 50 percent of any development costs incurred, and subsequent U.S. and European development costs will be shared 75/25, HLR/Genentech. (4) For nerve growth factor (NGF), which HLR has already exercised its option to develop, prospective U.S. and European development costs will be shared 60/40, HLR/Genentech. (5) HLR will assume development of the oral IIbIIIa antagonist globally on its own. The Company will provide clinical and scientific input for the IIbIIIa program and may subsequently opt-in and join development at any time up to the New Drug Application (NDA) filing for the first indication. If the Company chooses to opt-in, it will reimburse HLR for 50 percent of the U.S. and European IIbIIIa development costs incurred to that date. HLR and Genentech will co-promote IIbIIIa in the U.S. with a 60/40, Genentech/HLR, profit-sharing if the NDA filing for the first indication is for acute therapy or a 50/50 profit-sharing if the NDA filing for the first indication is for chronic therapy. If the Company does not opt-in, it will receive from HLR a 6.0% royalty on worldwide sales of the oral IIbIIIa antagonist.

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

Under the Agreement, independent of its right to cause the Company to redeem the special common stock, Roche may increase its ownership of the Company up to 79.9% by making purchases on the open market. Roche holds approximately 67.2% of the outstanding common equity of the Company as of September 30, 1997.

Contract revenue for the reimbursement of ongoing development expenses for the three development projects - Rituxan, trademark, (the C2B8 antibody), insulin-like growth factor in diabetes (IGF-I) and NGF - that HLR exercised its development option for under the Agreement in 1996 were $17.2 million and $37.2 million for the quarter ended September 30, 1997, and on a year-to-date basis, respectively. Development of IGF-I was discontinued in September 1997 due to the amount of additional clinical effort and the greater period of time that would be required to address potential concerns about retinopathy when using IGF-I in Type I and Type II diabetes mellitus.

                                    Page 8
                                GENENTECH, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

Note 4.     Legal Proceedings

The Company is a party to various legal proceedings including patent infringement cases involving human growth hormone products and Activase, registered trademark, product liability cases, and employment related cases. In addition, in July 1997, an action was filed in the U.S. District Court for the Northern District of California alleging that the Company's manufacture, use and sale of its Nutropin, registered trademark, human growth hormone products infringed a patent (the Goodman Patent) owned by the Regents of the University of California (UC). This action is substantially the same as a previous action filed in 1990 against the Company by UC alleging that the Company's manufacture, use and sale of its Protropin, registered trademark, human growth hormone products infringed the Goodman Patent. In February 1997, the Company received another grand jury document subpoena from the U.S. District Court for the Northern District of California for documents relating to the Company's clinical, sales and marketing activities associated with human growth hormone. The Company believes that the government is actively investigating this matter.

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

Note 6.     Inventories

Inventories at September 30, 1997, and December 31, 1996, are summarized below:
                                           1997       1996
                                         --------   --------
                                             (thousands)

         Raw materials and supplies      $ 19,595   $ 17,971
         Work in process                   68,079     61,368
         Finished goods                    11,219     12,604
                                         --------   --------
                Total                    $ 98,893   $ 91,943
                                         ========   ========

                                   Page 9
                                GENENTECH, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

Note 7.     Change in Effective Tax Rate

The Company's effective tax rate was 16% for the third quarter of 1997 resulting in a year-to-date effective tax rate of 24% for 1997. This year-to-date effective tax rate is less than the 28% effective tax rate for the first six months of 1997 due to the legislative extension of research and development tax credits for the remainder of 1997. The income tax provision for the third quarter of 1997 was $6.1 million compared to a net $1.8
million tax benefit for the third quarter of 1996.   This net tax benefit
was the result of a reduction in the tax provision of $11.6 million in the third quarter of 1996 to adjust the year-to-date effective tax rate from 33% to 20%. The change in the 1996 effective tax rate resulted from an operating plan review in 1996 in which the Company decided not to implement a previously announced approach for research and development funding and manufacturing by international subsidiaries of certain of its development products.


Note 8.     Subsequent Event

In October 1997, an action was filed in the U.S. District Court for the District of New Jersey alleging that the Company's manufacture, use and sale of its Nutropin and Nutropin AQ, registered trademark, human growth hormone products infringe U.S. Patent No. 5,633,352 (the '352 Patent) owned by Novo Nordisk A/S (Novo). The suit seeks to permanently enjoin the Company from the alleged infringement of the '352 Patent and seeks damages to compensate Novo for such alleged infringement.

Based upon the nature of the claims made and the investigations completed to date by the Company and its counsel, the Company believes that the outcome of this case will not have a material adverse effect on the financial position, results of operations or cash flows of the Company. However, were an unfavorable ruling to occur in any quarterly period, there exists the possibility of a material impact on the net income of that period.

ITEM 2.  FINANCIAL REVIEW


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

In conjunction with the Agreement, F. Hoffmann-La Roche Ltd (HLR) was granted an option for ten years for licenses to use and sell certain of the Company's products in non-United States (U.S.) markets. In the second quarter of 1997, the Company and HLR agreed in principle to changes to their 1995 ex-U.S. license agreement (license agreement). In general, these changes will allow for the sharing of U.S. and European development costs regardless of location or purpose of studies. Under these changes, HLR could exercise its option either when the Company determines to move a product into development or at the end of Phase II. U.S. and European development costs will be shared 50/50 if HLR exercises its option at the development determination point or 75/25, HLR/Genentech, of subsequent costs if HLR exercises its option at the end of Phase II, with 50% of any development costs incurred to date by the Company to be reimbursed by HLR. For nerve growth factor (NGF), which HLR has already exercised its option to develop, prospective U.S. and European development costs will be shared 60/40, HLR/Genentech. HLR will assume development of the oral IIbIIIa antagonist globally on its own. The Company may subsequently opt-in and join development of IIbIIIa at any time up to the New Drug Application filing for the first indication. See the Relationship with Roche Holdings, Inc. note in the Notes to Condensed Consolidated Financial Statements for further information on the key changes to the license agreement.

As a result of the Agreement, contract revenue for the reimbursement of ongoing development expenses for the three development projects - Rituxan, trademark, (the C2B8 antibody), insulin-like growth factor in diabetes (IGF-
I) and NGF - that HLR exercised its development option for under the Agreement in 1996 were $17.2 million and $37.2 million for the quarter ended September 30, 1997, and on a year-to-date basis, respectively. Development of IGF-I was discontinued in September 1997 due to the amount of additional clinical effort and the greater period of time that would be required to address potential concerns about retinopathy when using IGF-I in Type I and Type II diabetes mellitus.

RESULTS OF OPERATIONS
(dollars in millions, except per share amounts)

                             Quarter ended            Nine months ended
                              September 30               September 30
                         ----------------------    ------------------------
REVENUES                  1997   1996  % Change     1997    1996   % Change
-------------------      ------ ------ --------    ------  ------  --------

Revenues                 $248.9 $251.7     (1)%    $739.7  $738.4       0 %
                         ====== ====== ========    ======  ======  ========
PRODUCT SALES
-------------------
Activase                 $ 60.7 $ 65.4     (7)%    $204.0  $214.3      (5)%
Protropin and Nutropin     57.0   57.6     (1)      168.5   167.6       1
Pulmozyme                  23.8   18.0     32        66.3    57.7      15
Actimmune                   0.8    1.5    (47)        2.7     3.5     (23)
                         ------ ------ --------    ------  ------  --------
Total product sales      $142.3 $142.5      0 %    $441.5  $443.1       0 %
                         ====== ====== ========    ======  ======  ========


Although the product mix was different, the overall product sales were comparable to the three-month period ended September 30, 1996 and slightly decreased on a year-to-date basis compared to 1996.

Net sales of Activase, registered trademark, (Alteplase, recombinant), a tissue plasminogen activator (t-PA), decreased in the three- and nine-month periods ended September 30, 1997, compared to the same periods of 1996.
This decrease was due to lower U.S. sales attributable to competition from Boehringer Mannheim's (BM) Retavase, registered trademark, and a decrease in the size of the thrombolytic market. As a result of competition from Retavase, Activase's market share declined to approximately 76% in the third quarter of 1997 compared to approximately 80% in the same quarter of 1996 and approximately 79% in the second quarter of 1997. In addition, the overall size of the market has declined due to the increasing use of angioplasty rather than thrombolytic therapy. In March 1997, results from the GUSTO III clinical trial which involved a head-to-head comparison of Activase and Retavase, failed to achieve its primary endpoint that Retavase has a statistically significant lower mortality rate than Activase.

Net sales of the Company's three growth hormone products - Protropin, registered trademark, (somatrem for injection), Nutropin, registered trademark, [somatropin (rDNA origin) for injection] and Nutropin AQ, registered trademark, [somatropin (rDNA origin) injection] - were comparable in the three- and nine-month periods ended September 30, 1997 over the same periods in 1996. The Company continues to maintain a 67% share of the U.S. market for treatment of children with growth hormone inadequacy. In the first quarter of 1997, Serono Laboratories, Inc. and Novo Nordisk A/S (Novo) began selling their human growth hormone products.

Net sales of Pulmozyme, registered trademark, were higher in the third quarter of 1997 and on a year-to-date basis primarily due to continued penetration in the early and mild cystic fibrosis (CF) patient population for U.S. sales, and the timing of orders related to Europe and Canada sales.

                                   Quarter ended            Nine months ended
                                    September 30               September 30
ROYALTIES, CONTRACT AND        ----------------------    ------------------------
  OTHER, AND INTEREST INCOME    1997   1996  % Change     1997    1996   % Change
-----------------------------  ------ ------ --------    ------  ------  --------
Royalties                       $59.6  $54.4      10%    $180.3  $160.5       12%
Contract and other               29.4   38.9     (24)      67.5    88.0      (23)
Interest income                  17.6   16.0      10       50.4    46.7        7

Royalty income increased by 10% and 12% in the three- and nine-month periods, respectively, ended September 30, 1997, over the comparable periods of 1996 primarily due to higher than expected sales from a licensee in the first half of 1997. Additional increases on a year-to-date comparison to prior year included, increased sales from various licensees and a reversal of a $2.2 million reserve against certain royalty revenues for 1996 due to the favorable outcome of certain patent proceedings.

Contract and other revenues were lower in the third quarter of 1997 and on a year-to-date basis compared to the same periods of 1996 due primarily to the absence in 1997 of Roche opt-in revenues. Contract and other revenues for 1996 included, $17.1 million in the first quarter from Roche for the exercise of its development option regarding Rituxan, $19.3 million from Roche in the second quarter for the exercise of its development option regarding IGF-1 and $28.4 million in the third quarter from Roche for the exercise of its development option regarding NGF. The decrease from 1996 was partly offset by $22.3 million and $37.7 million for the three- and nine-month periods, respectively, of higher ongoing development cost reimbursements in 1997 from Roche for various development products, and approximately $5.4 million of gains from the sale of biotechnology equity securities primarily in the second quarter of 1997.

Interest income increased in the third quarter of 1997 compared to the same period in 1996 due to an increase in the average yield on the portfolio and a higher portfolio balance. On a year-to-date basis, the increase from last year was primarily due to an increase in the average yield on the portfolio. The total investment portfolio, consisting of cash and cash equivalents, and short- and long-term marketable securities, increased to $1,257.8 million as of September 30, 1997 from $1,176.2 million as of September 30, 1996 and increased from $1,159.1 million as of December 31, 1996.

                                   Quarter ended             Nine months ended
                                    September 30                September 30
                               ----------------------    ------------------------
COSTS AND EXPENSES              1997   1996  % Change     1997    1996   % Change
-----------------------------  ------ ------ --------    ------  ------  --------
Cost of sales                  $ 26.6 $ 24.8       7%    $ 79.8  $ 77.9        2%
Research and development        118.1  114.8       3      351.8   343.0        3
Marketing, general and
  administrative                 65.5   61.9       6      190.5   174.9        9
Interest expense                  0.5    1.1     (55)       2.4     4.0      (40)
                               ------ ------ --------    ------  ------  --------
   Total costs and expenses    $210.7 $202.6       4%    $624.5  $599.8        4%
                               ====== ====== ========    ======  ======  ========

                                    Page 13

Cost of sales as a percent of product sales was 19% in the third quarter of 1997 compared to 17% in the same period in 1996 due to the change in the product mix. On a year-to-date basis, cost of sales as a percent of product sales was 18% in 1997 which was comparable to the same period in 1996.

Research and development (R&D) expenses increased 3% in both the third quarter and on a year-to-date basis for 1997, primarily due to higher costs related to collaborative arrangements with Boehringer Ingelheim International Gmbh to develop TNK, a second-generation t-PA, for acute myocardial infarction, and with Alkermes, Inc., to develop ProLease, registered trademark, human growth hormone, a sustained-release growth hormone product, in children with growth hormone inadequacy. Additional increases on a year-to-date basis included higher costs for additional large-scale clinical trials for products in late-stage development and continued testing of products currently in late-stage clinical testing. The third quarter and year-to-date increases from last year were partly offset by higher costs to license technology from collaborative partners in 1996.

Marketing, general and administrative expenses increased in the third quarter and on a year-to-date basis for 1997 due primarily to increased marketing and sales (M&S) expenses related to the oncology area for promoting Roferon-A, registered trademark, in the U.S. for its approved oncology indications and pre-launch activities for Rituxan, and for programs to address competition in the Activase market.

Interest expense declined in the third quarter and year-to-date periods of 1997 over the comparable periods in 1996 due to higher capitalized interest resulting from an increase in construction projects.


                           Quarter ended           Nine months ended
                            September 30              September 30
                       ---------------------    ------------------------
INCOME TAXES              1997       1996          1997          1996
---------------------  ----------  ---------    ----------    ----------

Income taxes            $  6.1      $(1.8)       $ 27.6        $ 27.7


The Company's effective tax rate was 16% for the third quarter of 1997 resulting in a year-to-date effective tax rate of 24% for 1997. This year-to-date effective tax rate is less than the 28% effective tax rate for the first six months of 1997 due to the legislative extension of research and development tax credits for the remainder of 1997. The income tax provision for the third quarter of 1997 was $6.1 million compared to a net $1.8 million tax benefit for the third quarter of 1996. This net tax benefit was the result of a reduction in the tax provision of $11.6 million in the third quarter of 1996 to adjust the year-to-date effective tax rate from 33% to 20%. The change in the 1996 effective tax rate resulted from an operating plan review in 1996 in which the Company decided not to implement a previously announced approach for research and development funding and manufacturing by international subsidiaries of certain of its development products.


                            Quarter ended             Nine months ended
                             September 30               September 30
                        ----------------------     ------------------------
NET INCOME               1997   1996  % Change      1997    1996   % Change
----------------------  ------ ------ --------     ------  ------  --------

Net income              $ 32.1 $ 50.9    (37)%     $ 87.5  $110.9     (21)%
Earnings per share      $  .25 $  .41              $  .69  $  .90

Net income declined in the third quarter of 1997 over the same period last year due primarily to an increase in the Company's income tax provision, lower contract and other revenues and higher M&S expenses. On a year-to-date basis, net income in 1997 decreased compared to last year due to lower contract and other revenues and higher M&S and R&D expenses, partially offset by increased royalty revenues.



LIQUIDITY AND CAPITAL
  RESOURCES                    September 30, 1997      December 31, 1996
---------------------------   --------------------    -------------------

Cash and cash equivalents,         $  1,257.8             $  1,159.1
  short-term investments
  and long-term marketable
  securities

Working capital                         889.8                  705.1


Cash generated from operations, maturing investments and stock issuances were used to make investments in marketable securities and capital additions. Cash and cash equivalents at September 30, 1997, were lower compared to December 31, 1996, and working capital increased by $184.7 million in 1997.

Capital expenditures totaled $121.4 million for 1997 compared to $86.6 million in the same period of 1996. The increase was related to improvements to existing manufacturing and office facilities and manufacturing equipment in 1997.


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

Total Product Sales: Product sales will be dependent on the overall competitive environment. Factors affecting the Company's total product sales include, but are not limited to, the amount of sales to customers in the U.S., increased competition in the growth hormone and thrombolytic markets, the amount and timing of the Company's sales to HLR, the timing and volume of bulk shipments to licensees, the possibility of the introduction of Rituxan in late 1997 and the potential introduction of additional new products and indications for existing products in 1998 and beyond.

On July 25, 1997, the U.S. Food and Drug Administration (FDA) advisory panel unanimously recommended the agency grant marketing clearance to Rituxan for the treatment of patients suffering from relapsed or refractory low-grade non-Hodgkin's lymphoma. If Rituxan receives FDA approval, it will be the first monoclonal antibody sold for treating cancer in the U.S. A final FDA decision is expected later this year.

Activase Sales: The Company is facing new competition in the thrombolytic market. BM received FDA approval in October 1996 to market its product, Retavase, for the treatment of acute myocardial infarction (AMI) in the U.S. and Activase has been losing market share to this product. The Company has brought suit against BM for patent infringement. In addition, there is an increasing use of angioplasty for the treatment of AMI patients in lieu of thrombolytic therapy. The Company expects such competition to continue to have an adverse effect on its sales of Activase and such effect could be material. Other factors affecting the Company's Activase sales include, but are not limited to, the timing of FDA approval, if any, of additional competitive products, pricing decisions made by the Company, the outcome of litigation against BM involving the Company's patents for t-PA and processes related to its production and formulation, ongoing physician response to the outcome of the GUSTO III clinical trial, the increasing use of other therapies such as angioplasty techniques for the treatment of AMI, the rate of market penetration by Retavase, and the rate of adoption and use of Activase for the treatment of acute ischemic stroke.

Growth Hormone Sales: The Company continues to face increased competition in the growth hormone market. Three companies received FDA approval in 1995, and a fourth company received FDA approval in October 1996 to market their growth hormone products for treatment of growth hormone inadequacy in children; although one of those companies has been preliminarily enjoined from selling its product. In the first quarter of 1997, two of those companies began selling their growth hormone products.

Three of the Company's competitors have received approval to market their existing human growth hormone products for additional indications. The Company expects such competition to have an adverse effect on its sales of Protropin, Nutropin and Nutropin AQ which, depending on the extent and type of competition, could be material. Other factors affecting the Company's growth hormone sales include, but are not limited to, the timing of FDA approval, if any, of other new competitive products, the outcome of litigation involving the Company's patents and patents of others for human growth hormone and related processes, pricing decisions made by the Company, the availability of third-party reimbursement for the cost of growth hormone therapy, and the impact of sales of Nutropin as a treatment for short stature associated with Turner syndrome, and the timing and likelihood of FDA approval of Nutropin for the treatment of growth hormone inadequacy in adults.

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

R&D Expenses: The Company intends to continue its commitment to aggressive investment in R&D. As it continues late-stage clinical testing of products, the Company anticipates that its R&D expenses will continue at a high percentage of revenues over the short-term. Over the long-term, however, as revenues increase, R&D as a percent of revenues should decrease to the 20 to 25% range. Factors affecting the Company's R&D expenses include, but are not limited to: the outcome of clinical trials currently being conducted; the number of products entering into development from late-stage research; future levels of the Company's product sales (including the impact of competition), royalty and contract revenues; the possibility of competition with respect to products or technologies under development; and decisions by HLR to exercise or not to exercise its option to develop and sell potential products of the Company in non-U.S. markets and the timing of such decisions.

As part of the Company and HLR's agreed upon changes to their license agreement, HLR will assume development of the oral IIbIIIa antagonist on its own. As a result, the Company will not be incurring future IIbIIIa related R&D costs unless it decides to opt-in on the development of this product. Such costs were approximately $4.5 million for 1997.

In September 1997, the Company decided to discontinue development of IGF-I in Type I and Type II diabetes mellitus. As a result, the Company will not be incurring future IGF-I related R&D costs of which were approximately $13.5 million for the nine-months ended September 30, 1997.

In addition, the Company announced in early October 1997 that it will opt-out of development and will return to IDEC Pharmaceuticals Corporation
(IDEC) Genentech's marketing rights for IDEC-Y2B8, a radioimmunotherapy under investigation for the treatment of relapsed or refractory non-Hodgkin's B-cell lymphoma. As a result, the Company will discontinue its R&D funding to IDEC for the development of IDEC-Y2B8. Such funding for the nine-months ended September 30, 1997, were immaterial.

Income Tax Provision: The Company expects its effective tax rate to be 24% in 1997 and between 25% and 35% for the next several years dependent upon several factors. These factors include, but are not limited to, changes in tax laws and rates, future levels of R&D spending, the outcome of clinical trials of certain development products, the Company's success in commercializing such products, and potential competition regarding the products.

Successful Development of Products: The Company intends to continue to develop new products. Successful pharmaceutical product development is highly uncertain and is dependent on numerous factors, many of which are beyond the Company's control. Products that appear promising in the early phases of development may fail to reach the market for numerous reasons: they may be found to be ineffective or to have harmful side effects in preclinical or clinical testing; they may fail to receive necessary regulatory approvals; they may turn out to be uneconomical because of manufacturing costs or other factors; or they may be precluded from commercialization by the proprietary rights of others or by competing products or technologies for the same indication. Success in preclinical and early clinical trials does not ensure that large scale clinical trials will be successful. Clinical results are frequently susceptible to varying interpretations which may delay, limit or prevent regulatory approvals. The length of time necessary to complete clinical trials and to submit an application for marketing approval for a final decision by a regulatory authority varies significantly and may be difficult to predict.

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

Liquidity: The Company believes that its cash, cash equivalents, and short-term investments, together with funds provided by operations and leasing arrangements, will be sufficient to meet its foreseeable operating cash requirements. In addition, the Company believes it could access additional funds from the capital markets. Factors affecting the Company's cash position include, but are not limited to, future levels of the Company's product sales, royalty and contract revenues, in-licensing activities, expenses and capital expenditures.

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

                   INDEPENDENT ACCOUNTANTS' REVIEW REPORT



The Board of Directors and Stockholders
Genentech, Inc.


We have reviewed the accompanying condensed consolidated balance sheet of Genentech, Inc. as of September 30, 1997, and the related condensed consolidated statements of income for the three-month and nine-month periods ended September 30, 1997 and 1996, and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 1997 and 1996. These financial statements are the responsibility of the Company's management.

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

San Jose, California
October 8, 1997

GENENTECH, INC.
                           PART II.  OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS


In February 1997, Genentech, Inc. (the Company), received another grand jury document subpoena from the United States District Court for the Northern District of California for documents relating to the Company's clinical, sales and marketing activities associated with human growth hormone. The Company believes that the government is actively investigating this matter.

See also the Legal Proceedings and Subsequent Event notes in the Notes to Condensed Consolidated Financial Statements of Part I.

See also Item 1 of the Company's reports on Form 10-Q for the periods ended June 30, 1997 and March 31, 1997.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            (a)  Exhibits

                 15.1   Letter re:   Unaudited Interim Financial Information

                 27.1   Financial Data Schedule


            (b)  Reports on Form 8-K

                 There were no reports on Form 8-K filed during the quarter ended September 30, 1997.

                                GENENTECH, INC.
                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


   Date:  November 12, 1997                    GENENTECH, INC.


   /S/ARTHUR D. LEVINSON                       /S/LOUIS J. LAVIGNE, JR.
   -------------------------------------       ----------------------------
   Arthur D. Levinson, Ph.D.                   Louis J. Lavigne, Jr.
   President and Chief Executive Officer       Executive Vice President and
                                               Chief Financial Officer



                                               /S/JOHN M. WHITING
                                               ----------------------------
                                               John M. Whiting
                                               Controller and
                                               Chief Accounting Officer