Form 10-Q/A
period 1997-06-30
GENENTECH INC
filed 1997-11-18
CIK 318771

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC  20549

                               FORM 10-Q/A-1

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
Class                                       Outstanding at June 30, 1997




GENENTECH, INC.
                      PART II.  OTHER INFORMATION



ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company's Annual Meeting of Stockholders, held on April 10, 1997, three matters were voted upon. A description of each matter and tabulation of votes follows:

1.      Election of two Directors:

                   Nominee                           Votes
            -----------------------       ----------------------------
                                               For          Withheld
                                          ------------     -----------

              Herbert W. Boyer             111,974,566       451,163

              Linda Fayne Levinson         111,877,636       548,093


            There were no abstentions or broker nonvotes.


2.      Approval of an amendment to the Company's 1991 Employee
            Stock Plan:

                                  Votes
            ------------------------------------------------------
                For          Against       Abstain      Nonvotes
            -----------    -----------   -----------   -----------
            111,509,324      746,599       169,806          0


3.      Ratification of Ernst & Young, LLP as the Company's
            Independent Accountants for the year ending
            December 31, 1997:


                                  Votes
            ------------------------------------------------------
                For          Against       Abstain      Nonvotes
            -----------    -----------   -----------   -----------
            112,133,260       58,154       234,315          0














                                GENENTECH, INC.
                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


   Date:  November 12, 1997                   GENENTECH, INC.


   /S/ARTHUR D. LEVINSON                      /S/LOUIS J. LAVIGNE, JR.
   -------------------------------------      --------------------------
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