Form 10-K
period 1997-12-31
GENENTECH INC
filed 1998-03-04
CIK 318771

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                  FORM 10-K

(Mark One)
X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the fiscal year ended December 31, 1997

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the transition period from   to   .

                    Commission file number: 1-9813

                             GENENTECH, INC.

     A Delaware Corporation                         94-2347624
                                       (I.R.S. employer identification number)

1 DNA Way
South San Francisco, California  94080-4990
(650) 225-1000

Securities registered pursuant to Section 12(b) of the Act:
==============================================================================
  Title of Each Class                Name of Each Exchange on Which Registered
------------------------------------------------------------------------------
Common Stock $.02 par value                 New York Stock Exchange
Callable Putable Common Stock               Pacific Exchange
$.02 par value
==============================================================================
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X    No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.  [   ]

The approximate aggregate market value of voting stock held by nonaffiliates of the registrant is $2,143,366,690 as of February 13, 1998. (A)

Number of shares of Common Stock outstanding as of February 13, 1998:
  76,621,009
Number of shares of Callable Putable Common Stock outstanding as of
  February 13, 1998:   48,148,527

             Documents incorporated by reference:
                                                          PARTS INCORPORATED
                       DOCUMENT                               BY REFERENCE

(1) Annual Report to stockholders for the year ended                 II
    December 31, 1997 (specified portions)

(2) Definitive Proxy Statement with respect to the 1998             III
    Annual Meeting of Stockholders filed by Genentech, Inc.
    (SEC file No. 1-9813) with the Securities and Exchange
    Commission (hereinafter referred to as "Proxy Statement")
-------------------------------------------------------------------------------
(A) Excludes 92,386,281 shares of Common Stock and Callable Putable Common Stock held by Directors, Officers and stockholders whose ownership exceeds five percent of either the Common Stock or Callable Putable Common Stock outstanding at February 13, 1998 (the holdings of FMR Corp., Goldman Sachs & Co. and The Goldman Sachs Group, L.P. were calculated based on their holdings as of December 31, 1997). Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant

                                     PART I
ITEM 1.   BUSINESS

Genentech, Inc. (the Company) is a biotechnology company that discovers, develops, manufactures and markets human pharmaceuticals produced by recombinant DNA technology for significant unmet medical needs. The Company manufactures and markets seven products directly in the United States (U.S.) and sells these products to F. Hoffmann-La Roche Ltd (HLR) for HLR to sell outside of the U.S. Of these seven products, HLR has the right to sell six in Canada and two in a number of countries. In addition, the Company receives royalties from HLR's sales of these products, and receives royalties from HLR and other licensees from sales of five other products which originated from the Company's technology.

Relationship with Roche Holdings, Inc.

On October 25, 1995, the Company and Roche Holdings, Inc. (Roche) entered into a new agreement (the Agreement) to extend until June 30, 1999, Roche's option to cause the Company to redeem (call) the outstanding callable putable common stock (special common stock) of the Company at predetermined prices. Should the call be exercised, Roche will concurrently purchase from the Company a like number of shares of common stock for a price equal to the Company's cost to redeem the special common stock. If Roche does not cause the redemption as of June 30, 1999, the Company's stockholders will have the option to cause the Company to redeem none, some, or all of their shares of special common stock (and Roche will concurrently provide the necessary redemption funds to the Company by purchasing a like number of shares of common stock) within thirty business days commencing July 1, 1999. See the Relationship with Roche Holdings, Inc. note in the Notes to Consolidated Financial Statements in the Company's 1997 Annual Report to Stockholders (Part II, Item 8 of this Form 10-
K) for further information.

In conjunction with the Agreement, HLR was granted an option for ten years for licenses to use and sell certain of the Company's products in non-U.S. markets. See below and in the Relationship with Roche Holdings, Inc. note in the Notes to Consolidated Financial Statements in the Company's 1997 Annual Report to Stockholders (Part II, Item 8 of this Form 10-K) for further information.

Products

The Company has developed six products, co-developed one product and currently manufactures and markets all seven products in the U.S.: Activase, registered trademark, (Alteplase, recombinant) recombinant tissue plasminogen activator; Protropin, registered trademark, (somatrem for injection) recombinant growth hormone; Nutropin, registered trademark, [somatropin (rDNA origin) for injection] human growth hormone; Nutropin AQ, registered trademark, [somatropin (rDNA origin) injection] liquid formulation human growth hormone; Pulmozyme, registered trademark, (dornase alfa) inhalation solution; Actimmune, registered trademark, (Interferon gamma-1b) recombinant interferon gamma and Rituxan, trademark, (Rituximab, C2B8) a monoclonal antibody which was co-developed with IDEC Pharmaceuticals Corporation (IDEC).

Pursuant to the Agreement with Roche, the Company granted exclusive rights to HLR to sell Activase, Protropin, Nutropin and Pulmozyme in Canada and Pulmozyme in Europe and the Company began receiving a royalty on such sales. HLR has the right to sell Nutropin AQ in Canada from which the Company will receive a royalty on such sales. In addition, HLR has exclusive rights to sell Rituxan in all countries, excluding the U.S. and Japan, and the Company will receive a royalty on such sales.

Activase: Tissue plasminogen activator (t-PA) is an enzyme that is produced naturally by the body to dissolve blood clots. However, when a blood clot obstructs blood flow in the coronary artery and causes a heart attack, the body is unable to produce enough t-PA to dissolve the clot rapidly enough to prevent damage to the heart. Through recombinant DNA technology, Genentech produces Activase, a recombinant form of t-PA, in sufficient quantity for therapeutic use. The U.S. Food and Drug Administration (FDA) approved Activase for marketing in the U.S. in 1987 for the treatment of acute myocardial infarction (AMI or heart attack); in 1990 for use in the treatment of acute pulmonary embolism (blood clots in the lungs); and in June 1996 for the treatment of acute ischemic stroke or brain attack (blood clots in the brain) within three hours of symptom onset.

In exchange for royalty payments, the Company has licensed marketing rights to a recombinant t-PA in Japan to Kyowa Hakko Kogyo, Ltd. (Kyowa) and Mitsubishi Kasei Corporation (Mitsubishi). Kyowa and Mitsubishi are marketing forms of a recombinant t-PA under the trademarks Activacin, registered trademark, and GRTPA, registered trademark, respectively. In a number of countries outside of the U.S., Canada and Japan, the Company has licensed t-PA marketing and manufacturing rights to Boehringer Ingelheim International GmbH (Boehringer). The Company has also licensed certain rights to Boehringer regarding future sales of a second generation t-PA, which is currently under development. Boehringer markets a recombinant t-PA under the trademark Actilyse, registered trademark.

Protropin: Human growth hormone is a naturally occurring human protein produced in the pituitary gland that regulates metabolism and is responsible for growth in children. A recombinant growth hormone product developed by the Company, Protropin, was approved by the FDA in 1985 for marketing in the U.S. for the treatment of growth hormone inadequacy in children.

In exchange for royalty payments, the Company licensed rights to recombinant growth hormone outside the U.S. and Canada to Pharmacia & Upjohn(P&U), which manufactures and markets recombinant growth hormone under the trademarks Somatonorm, registered trademark, and Genotropin, registered trademark. Under the terms of the agreement with P&U, effective in late 1995, the Company has the right to sell growth hormone in most European countries and Japan and P&U has the right to sell their own growth hormone in the U.S. and Canada.

Nutropin: Nutropin is a human growth hormone similar to Protropin; however, it does not have the additional amino acid, methionine, found in the Protropin chemical structure. Nutropin was approved in November 1993 and launched in January 1994 for marketing in the U.S. for the treatment of growth hormone inadequacy in children due to chronic renal insufficiency (CRI). CRI causes irreversible damage to the kidneys and a variety of other medical problems, including growth hormone inadequacy. The condition affects an estimated 3,000 children in the U.S. Nutropin has been designated as a U.S. Orphan Drug for treatment of growth hormone inadequacy in children with CRI. Nutropin was approved by the FDA in March 1994 for marketing for the treatment of growth hormone inadequacy in children. In December 1996, the FDA approved Nutropin for the treatment of short stature associated with Turner syndrome. In December 1997, the Company received FDA approval to market Nutropin for the treatment of growth hormone deficiency in adults.

Nutropin AQ: In December 1995, the Company received regulatory approval to market Nutropin AQ, a liquid formulation of Nutropin, aimed at providing improved convenience in administration. Nutropin AQ is the first and only liquid (aqueous) recombinant human growth hormone product available. Nutropin AQ was approved for the treatment of growth hormone inadequacy in children, growth hormone inadequacy in children due to CRI and short stature associated with Turner syndrome. In December 1997, the Company received FDA approval to market Nutropin AQ for the treatment of growth hormone deficiency in adults. As part of the strategic alliance formed with Sumitomo Pharmaceuticals Co., Ltd. (Sumitomo) in December 1997, the Company has agreed to provide Sumitomo exclusive rights to develop, import and distribute in Japan, Nutropin AQ and ProLease, registered trademark, sustained release growth hormone (see below in Products in Development).

Pulmozyme: Pulmozyme is marketed in the U.S. for the management of cystic fibrosis (CF), for which it has U.S. Orphan Drug designation. There are an estimated 22,000 patients with CF in the U.S., a significant portion of whom are expected to be candidates for treatment. In November 1996, Pulmozyme was cleared for marketing by the FDA for the management of CF patients with advanced disease.

Rituxan: Rituxan is marketed in the U.S. for the treatment of relapsed or refractory low-grade or follicular, CD20-positive B-cell non-Hodgkin's lymphoma (B-cell NHL), a cancer of the immune system. In November 1997, Rituxan was cleared for marketing in the U.S. by the FDA. B-cell NHL affects approximately 250,000 people in the U.S. of which one-half are follicular or low-grade lymphoma patients. A portion of these patients will have multiple relapses and may be eligible for Rituxan therapy. Rituxan was co-developed by the Company and IDEC, from whom the Company licenses Rituxan, and is the first monoclonal antibody approved to treat cancer. IDEC and the Company are jointly promoting Rituxan in the U.S. and share responsibility for the manufacturing of the product.

Actimmune: Actimmune is approved in the U.S. for the treatment of chronic granulomatous disease (CGD), a rare, inherited disorder of the immune system which affects an estimated 250 to 400 Americans. Actimmune received designation by the FDA in 1990 as a U.S. Orphan Drug for the treatment of CGD. The Company receives royalty payments from Boehringer from the sale of interferon gamma in certain countries outside of the U.S., Canada and Japan.

Licensed Products:

In addition to the royalties mentioned above, the Company also receives royalties on the following products:

         Product                 Trademark              Company
----------------------------     -----------  -----------------------------
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

Under the December 1994 settlement agreement with Lilly regarding certain of the Company's patents, royalties of $30.0 million per year are payable, subject to possible offsets and contingent upon Humulin, registered trademark, continuing to be marketed in the U.S., to the Company through 1998. Under a prior license agreement with Lilly, the Company receives royalties from Lilly's sales of Humulin. These royalty payments on Humulin sales will expire in August 1998.

Through its January 1997 agreement with Roche Laboratories, Inc., a New Jersey corporation, the Company has the exclusive right to market and promote Roche's Roferon-A, registered trademark, in the U.S. for ten years for its approved oncology indications. On April 1, 1998, the Company will return to Roche its rights to market and promote Roferon-A. In consideration, the Company will receive $5.0 million plus royalties for sales of alpha interferon under a prior Roche agreement (the 1980 Roche Agreement).

Products in Development:

As part of the Company's program of research and development (R&D), a number of other products are in various stages of development. Product development efforts cover a wide range of disorders or medical conditions, including cancer, respiratory disorders, cardiovascular diseases, endocrine disorders, inflammatory and immune problems, and neurological disorders.
Below is a summary of products in clinical development:

Product                             Description
--------------------------------    ------------------------------------------
Phase III
---------
Activase (Alteplase, recombinant)   Activase currently has marketing clearance
                                    for the treatment of acute ischemic stroke
                                    (AIS) within three hours of symptom onset.
                                    The Company is conducting a Phase III
                                    clinical trial to determine if Activase
                                    can benefit patients with AIS if
                                    administered within three to five hours of
                                    symptom onset.

Anti-IgE Antibody                   A humanized IgE monoclonal antibody
                                    designed to interfere early in the process
                                    that leads to symptoms of allergic asthma
                                    (being developed in collaboration with
                                    Tanox Biosystems, Inc. and Novartis
                                    Pharmaceuticals Corporation).

Herceptin, trademark,               A humanized monoclonal antibody targeted
 (Anti-HER2 Humanized Monoclonal    against a protein receptor, which may be
 Antibody)                          useful in the treatment of certain types
                                    of breast cancer.  The Company is
                                    currently preparing FDA regulatory
                                    filings.

Nerve Growth Factor                 A protein that may aid the treatment of
                                    diabetic peripheral neuropathy (HLR has
                                    exercised its option for this product
                                    outside of the U.S.).  The Company is
                                    currently conducting Phase III clinical
                                    trials.

pimagedine                          A compound being developed to inhibit or
                                    block abnormal glucose/protein complexes,
                                    advanced glycosylation end-products (AGE),
                                    that lead to diabetic complications such
                                    as kidney disease (being developed under a
                                    collaboration and license agreement
                                    between the Company and Alteon Inc.).
                                    Alteon is conducting Phase III clinical
                                    trials in end-stage renal disease and in
                                    overt nephropathy in Type I and Type II
                                    diabetes patients.

ProLease hGH Encapsulated           A sustained release version of human
 Sustained-Release Growth Hormone   growth hormone designed to reduce the need
                                    for daily injections (being developed in
                                    collaboration with Alkermes, Inc.).

Pulmozyme Inhalation Solution       An approved treatment for the management
                                    of CF in patients from age five with mild,
                                    moderate or severe disease. The Company is
                                    conducting a trial to determine the
                                    effect of Pulmozyme on pulmonary functions
                                    in patients with early stage CF.

TNK-tPA                             A second generation t-PA that is a
                                    selectively mutated version of natural
                                    t-PA.  The Company is conducting Phase III
                                    clinical trials in AMI patients (being
                                        developed in collaboration with Boehringer.)

Xubix, trademark, (Sibrafiban)      An inhibitor of platelet aggregation that
 oral IIb/IIIa antibody             may be useful in the prevention of
                                    unwanted clotting in certain
                                    cardiovascular conditions (HLR is
                                    conducting global development of this
                                    molecule, and the Company retains opt-in
                                    rights).

Phase II
--------
Anti-CD11a antibody                 An antibody designed to block the immune
                                    cells that are over-active in psoriasis
                                    (being developed in collaboration with
                                    Xoma Corporation).

Anti-CD18 antibody                  An antibody designed to address problems
                                    related to loss of blood flow, as in
                                    trauma. HLR began Phase II clinical trials
                                    for the treatment of shock and burns, and
                                    the Company began planning Phase II
                                    clinical trials for the treatment of
                                    AMI.  In January 1998, HLR notified the
                                    Company that it was going to discontinue
                                    the shock and burns clinical trials.

Anti-IgE antibody                   A humanized IgE monoclonal antibody
                                    designed to interfere early in the process
                                    that leads to symptoms of allergic
                                    rhinitis (being developed in collaboration
                                    with Tanox Biosystems, Inc. and Novartis
                                    Pharmaceuticals Corporation).

Thrombopoietin (TPO)                A protein that is being studied for
                                    treatment of thrombocytopenia, a reduction
                                    in clot-inducing platelets, in cancer
                                    patients treated with chemotherapy.  This
                                    molecule has been exclusively licensed to,
                                    and is being co-developed for one
                                    indication with, P&U.

Vascular Endothelial Growth         A protein that ischemic tissues (tissues
 Factor (VEGF) antibody             lacking in oxygen) secrete.  It binds to
                                    receptors on nearby blood vessels and
                                    causes angiogenesis, the formation of new
                                    blood vessels.  The Company is currently
                                    investigating the use of VEGF for the
                                    treatment of coronary ischemia.  The
                                    Company is currently preparing for Phase
                                    II clinical trials.

Phase I
-------

Anti-VEGF                           An antibody developed to treat several
                                    types of cancer.  In preclinical studies,
                                    the anti-VEGF antibody resulted in
                                    decreased vascularization and a decline in
                                    growth and metastasis of a variety of
                                    tumors.  The Company has filed with the
                                    FDA an investigational new drug
                                    application (IND) to investigate its
                                    anti-VEGF antibody in Phase I clinical
                                    trials as a potential therapy against
                                    solid tumors.

LDP-02                              A humanized monoclonal antibody for the
                                    treatment of inflammatory bowel diseases
                                    (licensed from and being developed in
                                    collaboration with
                                    LeukoSite, Inc.).

In conjunction with the Agreement, HLR was granted an option for ten years for licenses to use and sell certain of the Company's products in non-U.S. markets (the license agreement). In the second quarter of 1997, the Company and HLR agreed in principle to changes to the license agreement. Key changes to the license agreement are summarized as follows: (1) For future products, HLR may choose to exercise its option either when the Company determines to move a product into development, or at the end of Phase II clinical trials (as in the 1995 agreement). U.S. and European development costs will be shared (discontinuing the distinction regarding location or purpose of studies). (2) If HLR exercises its option at the development determination point, U.S. and European development costs will be shared 50/50. (3) If HLR exercises its option at the end of Phase II clinical trials, HLR will reimburse the Company for 50 percent of any development costs incurred, and subsequent U.S. and European development costs will be shared 75/25, HLR/Genentech. (4) For nerve growth factor (NGF), which HLR has already exercised its option to develop, prospective U.S. and European development costs will be shared 60/40, HLR/Genentech. (5) HLR will assume development of Xubix globally on its own. The Company will provide clinical and scientific input for the Xubix program and may subsequently opt-in and join development at any time up to the New Drug Application (NDA) filing with the FDA for the first indication. If the Company chooses to opt-in, it will reimburse HLR for 50 percent of the U.S. and European Xubix development costs incurred after the Company's opt-out decision through the subsequent opt-in date. In the event that the Company opts-in, HLR and Genentech will co-promote Xubix in the U.S. with a 60/40, Genentech/HLR, profit-sharing if the NDA filing for the first indication is for acute therapy or a 50/50 profit-sharing if the NDA filing for the first indication is for chronic therapy. If the Company does not opt-in, it will receive from HLR a 6.0% royalty on worldwide sales of Xubix.

In general, with respect to the Company's products, HLR pays a royalty of 12.5% until a product reaches $100.0 million in aggregate sales outside of the U.S. on a country-by-country basis, at which time the royalty rate on all sales increases to 15%. In addition, HLR has rights to, and pays the Company 20% royalties on, Canadian sales of the Company's existing products, except Rituxan, and European sales of Pulmozyme and Rituxan. In the fourth quarter of 1995, the Company transferred to HLR the rights to sell Pulmozyme exclusively in Canada and Europe and commenced recording royalty revenue from HLR on such sales. The Company supplies its products to HLR, and has agreed to supply its products for which HLR has exercised its option, for sales outside of the U.S. at cost plus 20%.

The Company and CuraGen Corporation entered into a research collaborative agreement in November 1997, whereby the Company will invest $5 million in equity of CuraGen and provide a convertible loan to CuraGen of up to $26 million. The Company has exclusive rights for specified periods to evaluate discoveries arising from the collaboration and to license them for an additional fee. After the end of the first year, the drawn-down portion of the loan is convertible into stock.

In December 1997, the Company and Alteon Inc. entered into a collaborative agreement to develop and market pimagedine, an AGE formation inhibitor which Alteon currently has in Phase III clinical trials to treat certain types of kidney disease in diabetic patients. Under the terms of the agreement, the Company licensed pimagedine from Alteon and made an initial equity investment in Alteon stock of $15 million and will make additional equity investments of up to $48 million to fund development costs for pimagedine. A $16 million equity investment is scheduled for the first quarter of 1998.

Also, in December 1997, the Company and LeukoSite Inc. entered into a collaboration agreement to develop and commercialize LeukoSite's LDP-02, a humanized monoclonal antibody for the potential treatment of inflammatory bowel diseases. Under the terms of the agreement, the Company made a $4 million equity investment in LeukoSite and will provide a convertible loan for approximately $15 million to fund Phase II development costs. Upon successful completion of Phase II, if LeukoSite agrees to fund 25% of Phase III development costs, the Company will provide a second loan to LeukoSite for such funding.

Distribution

The Company has a U.S.-based pharmaceutical marketing, sales and distribution organization for its human pharmaceuticals. The Company's sales efforts are focused on specialist physicians based at major medical centers in the U.S.
In general, products are sold to distributors or directly to hospital pharmacies or medical centers. The Company utilizes common pharmaceutical company marketing techniques, including advertisements, professional symposia, direct mail, public relations and other methods.

The Company's products are available at no charge to qualified patients under the Company's uninsured patient programs in the U.S. The Company has established the Genentech Endowment for Cystic Fibrosis so qualified CF patients in the U.S. who need Pulmozyme can gain assistance in obtaining it.

During 1997, the Company provided certain marketing programs relating to Activase, including a comprehensive wastage replacement program for Activase which, subject to specific conditions, provides customers the right to return Activase to the Company for replacement related to both patient related product wastage and product expiration. The Company maintains the right to renew, modify or discontinue the above program.

As discussed in the Notes to Consolidated Financial Statements in the Company's 1997 Annual Report to Stockholders (Part II, Item 8 of this Form 10-K), the Company had three customers, including HLR, who provided over 10% of total revenues. Also discussed in the note are revenues from foreign customers in 1997, 1996 and 1995.

Raw Materials

Raw materials and supplies required for the production of the Company's principal products are generally available in quantities adequate to meet the Company's needs.

Proprietary Technology - Patents and Trade Secrets

The Company has a policy of seeking patents on inventions arising from its ongoing R&D activities. Patents issued or applied for cover inventions ranging from basic recombinant DNA techniques to processes relating to specific products and to the products themselves. The Company has either been granted patents or has patent applications pending which relate to a number of current and potential products including products licensed to others. The Company considers that in the aggregate its patent applications, patents and licenses under patents owned by third-parties are of material importance to its operations. Important legal issues remain to be resolved as to the extent and scope of available patent protection for biotechnology products and processes in the U.S. and other important markets outside of the U.S. The Company expects that litigation will likely be necessary to determine the validity and scope of certain of its proprietary rights. The Company is currently involved in a number of patent lawsuits, as either a plaintiff or defendant, and administrative proceedings relating to the scope of protection of its patents and those of others. These lawsuits and proceedings may result in a significant commitment of Company resources in the future. There can be no assurance that the patents the Company obtains or the unpatented proprietary technology it holds will afford the Company significant commercial protection.

In general, the Company has obtained licenses from various parties which it deems to be necessary or desirable for the manufacture, use or sale of its products. These licenses (both exclusive and non-exclusive) generally require the Company to pay royalties to the parties on product sales.

The Company's trademarks, ACTIVASE, PROTROPIN, NUTROPIN, NUTROPIN AQ, PULMOZYME and ACTIMMUNE in the aggregate are considered to be of material importance and are registered in the U.S. Patent and Trademark Office and in other countries throughout the world.

Royalty income recognized by the Company during 1997, 1996 and 1995 for patent licenses, know-how and other related rights amounted to $241.1 million, $214.7 million and $190.8 million, respectively. In 1997, 1996 and 1995 the Company incurred royalty expenses amounting to $58.9 million, $58.9 million and $54.8 million, respectively, under licenses from others.

Competition

The Company faces competition, and believes significant long-term competition can be expected, from large pharmaceutical companies and pharmaceutical divisions of chemical companies as well as biotechnology companies. This competition can be expected to become more intense as commercial applications for biotechnology products increase. Some competitors, primarily large pharmaceutical companies, have greater clinical, regulatory and marketing resources and experience than the Company. Many of these companies have commercial arrangements with other companies in the biotechnology industry to supplement their own research capabilities.

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

Over the longer term, the Company's (and its partners') ability to successfully market current products, expand their usage and bring new products to the marketplace will depend on many factors, including but not limited to the effectiveness and safety of the products, FDA and foreign regulatory agencies' approvals for new indications, the degree of patent protection afforded to particular products, and the effect of managed care as an important purchaser of pharmaceutical products.

Activase: Activase's market share at the end of 1997 decreased to approximately 71% in the U.S. for the treatment of AMI as compared to approximately 80% at the end of 1996. The decrease was primarily due to a new competitive thrombolytic agent, Retavase, registered trademark. Retavase received FDA approval in October 1996 for the treatment of acute myocardial infarction (AMI). The Company believes Retavase infringes on its patents and has filed a patent infringement action against Boehringer Mannheim (BM) which manufactures and markets Retavase. Recently, Centocor, Inc. (Centocor) announced that it had agreed to purchase the U.S. and Canadian rights to Retavase from BM. In addition, there is an increasing use of angioplasty in lieu of thrombolytic therapy for the treatment of AMI. In April 1995, the FDA approved for marketing an accelerated dosage of Activase. In June 1996, the Company received clearance from the FDA to market Activase for the treatment of acute ischemic stroke or brain attack. Activase is the first therapy to be indicated for the acute treatment of stroke. In addition, the Company is conducting Phase III clinical trials on a second generation of t-PA.
Genentech is aware of other companies actively pursuing the development for the U.S. market of nonrecombinant or recombinant t-PA or t-PA variants, and additional companies or combinations of companies pursuing the development of other types of potentially competitive thrombolytic agents.

Protropin, Nutropin and Nutropin AQ: Lilly received FDA approval in 1987 to market its growth hormone product for treatment of growth hormone inadequacy in children. Three other companies - BioTechnology General (BTG), Novo Nordisk A/S (Novo) and P&U - received FDA approval in 1995 to market their growth hormone products for the treatment of growth hormone inadequacy in children, although BTG has been preliminarily enjoined from selling its product. A fifth competitor, Serono Laboratories, Inc. (Serono), received FDA approval in October 1996 to market its growth hormone product. In the first quarter of 1997, Serono, Novo and P&U began selling their growth hormone products in the U.S. market. In addition, three of the Company's competitors have received approval to market their existing human growth hormone products for additional indications.

Pulmozyme: Sales of Pulmozyme for the management of CF in the U.S., Canada and some countries in Europe began in early 1994. In November 1996, Pulmozyme was cleared for marketing by the FDA for the management of CF patients with advanced disease; a condition that affects approximately 500 patients in the U.S. In accordance with the Agreement with Roche, in the fourth quarter of 1995, HLR obtained exclusive rights to sell Pulmozyme outside of the U.S., and the Company receives a royalty on such sales.

Rituxan: Rituxan received designation as a U.S. Orphan Drug by the FDA in 1994 for the treatment of B-cell NHL.

Actimmune: Actimmune received designation as a U.S. Orphan Drug by the FDA in 1990 for the treatment of CGD.

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

Product Sales: The Company's product sales may vary from period to period for several reasons including, but not limited to: the overall competitive environment for the Company's products, the amount of sales to customers in the U.S., the amount and timing of the Company's sales to HLR, the timing and volume of bulk shipments to licensees, the availability of third-party reimbursements for the cost of therapy, the effectiveness and safety of the products, the rate of adoption and use of the Company's products for approved indications and additional indications and the potential introduction of additional new products and indications for existing products in 1998 and beyond.

Competition: The Company faces growing competition in two of its therapeutic markets. Activase lost market share and is expected to lose additional market share in the thrombolytic market to Retavase and such adverse effect on sales could be material. Recently, Centocor announced that it was purchasing the U.S. and Canadian rights to Retavase from BM and will promote and sell the product in the U.S. In addition, the increasing use of angioplasty in lieu of thrombolytic therapy for the treatment of AMI is expected to continue. In the growth hormone market, the Company continues to face increased competition from five other companies with growth hormone products. Three of these competitors have also received approval to market their existing human growth hormone products for additional indications. The Company expects such competition to have an adverse effect on its sales of Protropin, Nutropin and Nutropin AQ and such effect could be material.

Other competitive factors affecting the Company's product sales include, but are not limited to: the timing of FDA approval, if any, of additional competitive products, pricing decisions made by the Company, the degree of patent protection afforded to particular products, the outcome of litigation involving the Company's patents and patents of competing companies for products and processes related to production and formulation of those products, the increasing use and development of alternate therapies, and the rate of market penetration by competing products.

Royalty and Contract Revenues: Royalty and contract revenues in future periods could vary significantly from 1997 levels. Major factors affecting these revenues include, but are not limited to: HLR's decisions to exercise or not to exercise its option to develop and sell the Company's future products in non-U.S. markets and the timing and amount of related development cost reimbursement, if any; variations in HLR's sales and other licensees' sales of licensed products; the expiration of royalties from Lilly in 1998 for its sales of insulin which contribute substantially to current royalty revenues; fluctuations in foreign currency exchange rates; the initiation of other new contractual arrangements with other companies; the timing of non-U.S. approvals, if any, for products licensed to HLR; whether and when contract benchmarks are achieved and the conclusion of existing arrangements with other companies and HLR.

R&D: The Company intends to continue to develop new products and is committed to aggressive R&D investment. Successful pharmaceutical product development is highly uncertain and is dependent on numerous factors, many of which are beyond the Company's control. Products that appear promising in the early phases of development may fail to reach the market for numerous reasons: they may be found to be ineffective or to have harmful side effects in preclinical or clinical testing; they may fail to receive necessary regulatory approvals; they may turn out to be uneconomical because of manufacturing costs or other factors; or they may be precluded from commercialization by the proprietary rights of others or by competing products or technologies for the same indication. Success in preclinical and early clinical trials does not ensure that large scale clinical trials will be successful. Clinical results are frequently susceptible to varying interpretations which may delay, limit or prevent regulatory approvals. The length of time necessary to complete clinical trials and to submit an application for marketing approval for a final decision by a regulatory authority varies significantly and may be difficult to predict.

The Company currently has several products in late-stage clinical testing and anticipates that its R&D expenses will continue at a high percentage of revenues over the short-term. Over the long-term, however, as revenues increase, R&D as a percent of revenues should decrease to the 20 to 25% range. Factors affecting the Company's R&D expenses include, but are not limited to: the outcome of clinical trials currently being conducted, the number of products entering into development from late-stage research, in-licensing activities, including the timing and amount of related development funding or milestone payments, and future levels of revenues.

As part of the Company and HLR's agreed upon changes to the license agreement, HLR has assumed development of Xubix on its own. As a result, the Company will not be incurring future Xubix related R&D costs unless it decides to opt-in on the development of this product. Such costs, net of amounts reimbursed by HLR, were approximately $4.6 million for 1997.

In September 1997, the Company decided to discontinue development of IGF-I in Type I and Type II diabetes mellitus. As a result, the Company will not be incurring future IGF-I related R&D costs, net of amounts reimbursed by HLR, which were approximately $16.1 million for 1997.

In addition, the Company announced in early October 1997 that it opted-out of development and returned to IDEC the Company's marketing rights for IDEC-Y2B8, a radioimmunotherapy under investigation for the treatment of relapsed or refractory B-cell NHL. As a result, the Company discontinued its R&D funding to IDEC for the development of IDEC-Y2B8. Such funding for 1997 was immaterial.

Income Tax Provision: The Company expects its effective tax rate to increase from the current rate of 24% to approximately 28% in 1998 and continue at or near 35% for the next several years dependent upon several factors. These factors include, but are not limited to, changes in tax laws and rates, future levels of R&D spending, the outcome of clinical trials of certain development products, the Company's success in commercializing such products, and potential competition regarding the products.

Uncertainties Surrounding Proprietary Rights: The patent positions of pharmaceutical and biotechnology companies can be highly uncertain and involve complex legal and factual questions. Accordingly, the breadth of claims allowed in such companies' patents cannot be predicted. Patent disputes are frequent and can preclude commercialization of products. The Company has in the past, is currently and may in the future be involved in material patent litigation. Such litigation is costly in its own right and could subject the Company to significant liabilities to third-parties and, if decided adversely, the Company may need to obtain third-party licenses at a material cost or cease using the technology or product in dispute. The presence of patents or other proprietary rights belonging to other parties may lead to the termination of R&D of a particular product. The Company believes it has strong patent protection or the potential for strong patent protection for a number of its products that generate sales and royalty revenue or that the Company is developing; however, the courts will determine the ultimate strength of patent protection of the Company's products and those on which the Company earns royalties.

Year 2000: Some of the Company's older computer software programs were written using two digit fields rather than four digit fields to define the applicable year (i.e., "98" in the computer code refers to the year "1998"). As a result, time-sensitive functions of those software programs may misinterpret dates after January 1, 2000, to refer to the twentieth century rather than the twenty-first century (i.e., "02" could be interpreted as
"1902" rather than "2002").   This could cause system failures or
miscalculations resulting in inaccuracies in computer output or disruptions of operations, including, among other things, inaccurate processing of financial information and/or temporary inability's to process transactions, manufacture products, or engage in similar normal business activities.

The Company has developed plans to address the potential exposures related to the impact on its computer systems for the Year 2000 and beyond. An assessment of key financial, informational and operational systems to determine if they are Year 2000 compliant has been completed. Detailed plans and timelines for implementation and testing of modifications and corrections to the computer systems have been or are in process of being developed to address computer systems problems as required by December 31, 1999. The Company believes that with these detailed plans and completed modifications, the Year 2000 issue will not pose significant operational problems for its computer systems. However, if such modifications and conversions are not made, or are not completed in a timely fashion, the Year 2000 issue could have a material impact on the operations of the Company.

The total cost of the Year 2000 systems assessments and conversions is funded through operating cash flows and the Company is expensing these costs. The financial impact of making the required systems changes can not be known precisely at this time, but is not expected to be material to the Company's financial position, results of operations or cash flows.

Liquidity: The Company believes that its cash, cash equivalents, and short-term investments, together with funds provided by operations and leasing arrangements, will be sufficient to meet its foreseeable operating cash requirements. In addition, the Company believes it could access additional funds from the capital and debt markets. Factors affecting the Company's cash position include, but are not limited to, future levels of the Company's product sales, royalty and contract revenues, expenses, in-licensing activities, including timing and amount of related development funding or milestone payments and capital expenditures.

Roche Holdings, Inc.: At December 31, 1997, Roche held approximately 66.9% of the Company's outstanding common equity. The Company expects to continue to have material transactions with Roche, including royalty and contract revenues, product sales and joint product development costs.

Market Risk: The Company is exposed to market risk, including changes to interest rates, foreign currency exchange rates and equity investments prices. To reduce the volatility relating to these exposures, the Company enters into various derivative transactions pursuant to the Company's investment and risk management policies and procedures in areas such as hedging and counterparty exposure practices. The Company does not use derivatives for speculative purposes.

A discussion of the Company's accounting policies for financial instruments and further disclosures relating to financial instruments is included in the Financial Review and Description of Business and Significant Accounting Policies and Financial Instruments notes in the Notes to Consolidated Financial Statements in the Company's 1997 Annual Report to Stockholders (Part II, Item 8 of this Form 10K).

Credit Risk of Counterparties: The Company could be exposed to losses related to the above financial instruments should one of its counterparties default. This risk is mitigated through credit monitoring procedures.

Legal Proceedings: The Company is a party to various legal proceedings including patent infringement cases and various cases involving product liability and other matters. See Item 3. Legal Proceedings and the Leases, Commitments and Contingencies note in the Notes to Consolidated Financial Statements in the Company's 1997 Annual Report to Stockholders (Part II, Item 8 of this Form 10-K) for further information.

Government Regulation

The pharmaceutical industry is subject to stringent regulation with respect to product safety and efficacy by various federal, state and local authorities. Of particular significance are the FDA's requirements covering research and development, testing, manufacturing, quality control, labeling and promotion of drugs for human use. A pharmaceutical product cannot be marketed in the U.S. until it has been approved by the FDA, and then can only be marketed for the indications and claims approved by the FDA. As a result of these requirements, the length of time, the level of expenditures and the laboratory and clinical information required for approval of an NDA, a PLA (Product License Application), a BLA (Biologics License Application) or an ELA (Establishment License Application) are substantial and can require a number of years, although recently revised regulations are designed to reduce somewhat the time for approval of new products.

Although it is difficult to predict the ultimate effect, if any, these matters or any other pending or future legislation, regulations or government actions may have on its business, the Company believes that the development of new and improved products which address unmet medical needs should enable it to compete effectively within this environment.

Research and Development

A major portion of the Company's operating expenses to date have been related to the R&D of products either on its own behalf or under contracts. During 1997, 1996 and 1995 the Company's research and development expenses were $470.9 million, $471.1 million and $363.0 million, respectively. The Company has sponsored approximately 86%, 89% and 95% of its research and development for the years 1997, 1996 and 1995, respectively.

The Company's research efforts have been the primary source of the Company's products. The Company intends to maintain its strong commitment to research as an essential component of its product development effort. Licensed technology developed by outside parties is an additional source of potential products.

Human Resources

As of December 31, 1997, the Company had 3,242 employees.

Environment

The Company seeks to comply with all applicable statutory and administrative requirements concerning environmental quality. The Company has made, and will continue to make, the necessary expenditures for environmental compliance and protection. Expenditures for compliance with environmental laws have not had and are not expected to have a material effect on the Company's capital expenditures, results of operation, financial position or competitive position.


ITEM 2.   PROPERTIES

The Company's primary facilities are located in a research and industrial park in South San Francisco, California in both leased and owned properties. The Company currently occupies twenty-two buildings for its research and development, manufacturing, marketing and administrative activities. Fourteen of the buildings are owned property and eight are leased. The Company has made and continues to make improvements to these properties to accommodate its growth. In addition, the Company owns approximately 17 acres adjacent to its current facilities that may be used for future expansion. In 1995, the Company began development of a new manufacturing facility of approximately
309.2 thousand square feet in Vacaville, California under an operating lease arrangement. Completion of the project is expected in 1998. The Company also has leases for certain additional office facilities in several locations in the U.S.

The Company believes its facilities are in good operating condition and that the real property owned or leased, combined with the new Vacaville site under construction, are adequate for all present and foreseeable future uses. The Company believes any additional facilities could be obtained or constructed with the Company's capital resources.


ITEM 3.   LEGAL PROCEEDINGS

The Company is a party to various legal proceedings including patent infringement cases involving human growth hormone products and Activase, registered trademark, product liability cases involving Protropin, registered trademark, and other matters. In addition, in July 1997, an action was filed in the United States (U.S.) District Court for the Northern District of California alleging that the Company's manufacture, use and sale of its Nutropin, registered trademark, human growth hormone products infringed a patent (the Goodman Patent) owned by the Regents of the University of California (UC). This action is substantially the same as a previous action filed in 1990 against the Company by UC alleging that the Company's manufacture, use and sale of its Protropin human growth hormone products infringed the Goodman Patent and it has been consolidated with that prior case. The case is expected to commence trial on June 22, 1998. In October 1997, the Company was named, along with several other pharmaceutical companies, in a lawsuit brought by Novo Nordisk A/S (Novo) in the U.S. District Court for the District of New Jersey alleging infringement of a patent held by Novo relating to the Company's manufacture, use and sale of its Nutropin human growth hormone products. Novo seeks to permanently enjoin the Company from the alleged patent infringement and also seeks compensatory and enhanced damages from the Company. In February 1997 and February 1998, the Company received grand jury document subpoenas from the U.S. District Court for the Northern District of California for documents relating to the Company's past clinical, sales and marketing activities associated with human growth hormone. The government is investigating this matter, and the Company believes that it is a subject of that investigation.

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


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable





































GENENTECH, INC.

                            EXECUTIVE OFFICERS

The executive officers of the Company and their respective ages (ages as of
December 31, 1997) and positions with the Company are as follows:
Name                             Age Position

Arthur D. Levinson, Ph.D.        47  President and Chief Executive Officer
William D. Young                 53  Chief Operating Officer
Louis J. Lavigne, Jr.            49  Executive Vice President and Chief
                                      Financial Officer
Susan D. Hellmann, M.D., M.P.H.  40  Senior Vice President - Development and
                                      Chief Medical Officer
Judy Heyboer                     48  Senior Vice President, Human Resources
Robert Arathoon, Ph.D.           45  Vice President - Process Sciences
Gregory Baird                    47  Vice President - Corporate Communications
Joffre Baker, Ph.D.              50  Vice President - Research Discovery
Lars Barfod                      38  Vice President - Marketing
David W. Beier                   49  Vice President - Government Affairs
John Curd, M.D.                  52  Vice President - Clinical Development
Robert Garnick, Ph.D.            48  Vice President - Regulatory Affairs
Bradford S. Goodwin              43  Vice President - Finance
Dennis J. Henner, Ph.D.          46  Vice President - Research
Paul F. Hohenschuh               54  Vice President - Operations Planning
                                      Logistics
Paula Jardieu, Ph.D.             47  Vice President - Pharmacological Sciences
Edmon R. Jennings                50  Vice President - Corporate Development
Stephen G. Juelsgaard            49  Vice President, General Counsel and
                                      Secretary
Cynthia J. Ladd                  42  Vice President - Corporate Law and
                                      Assistant Secretary
Polly Moore, Ph.D.               50  Vice President - Information Resources
James P. Panek                   44  Vice President - Manufacturing,
                                      Engineering and Facilities
Kim Popovits                     39  Vice President - Sales
Nicholas J. Simon                43  Vice President - Business and Corporate
                                      Development
David Stump, M.D.                48  Vice President - Clinical Research and
                                      Genentech Fellow
John M. Whiting                  42  Controller and Chief Accounting Officer

All officers are elected annually by the Board of Directors. There is no family relationship among any of the officers or directors.

Business Experience

Dr. Levinson was appointed President and Chief Executive Officer of the Company in July 1995. He had previously served as Senior Vice President of the Company since January 1993. Dr. Levinson has held a number of other positions, including Vice President, Research, Vice President, Research Technology, Director, Cell Genetics Department and Staff Scientist subsequent to joining the Company in May 1980 as a Senior Scientist.

Mr. Young was appointed Chief Operating Officer of the Company in April 1997. He previously served as Executive Vice President of the Company from January 1996 to April 1997, as Senior Vice President from September 1988 to January 1996 and as Vice President, Manufacturing and Process Sciences from April 1983 to September 1988. Mr. Young joined the Company in September 1980 as Director, Manufacturing from Eli Lilly and Company.

Mr. Lavigne was appointed Executive Vice President of the Company in March 1997 and Chief Financial Officer in August 1988. He previously served as Senior Vice President from July 1994 to March 1997 and as Vice President from July 1986 to July 1994. Mr. Lavigne joined the Company in July 1982 from Pennwalt Corporation and became Controller in May 1983 and an officer of the Company in February 1984.

Dr. Hellmann was appointed Senior Vice President, Development in December 1997 and Chief Medical Officer in December 1996. She joined the Company in March 1995 as Clinical Scientist and subsequently held the positions of Associate Director from August 1995 to January 1996, Senior Director from January 1996 to March 1996 and Vice President, Medical Affairs from March 1996 to November 1997. Prior to joining the Company, she held the positions of Associate Director at Bristol-Myers Squibb from February 1993 to February 1995 and Medical Oncologist at Lexington Oncology Associates from June 1992 to February 1993.

Ms. Heyboer joined the Company as Senior Vice President, Human Resources in August 1996. Prior to joining the Company, she held the positions of Vice President, Employee Relations and later Senior Vice President at Acuson Corporation from October 1983 to July 1996.

Dr. Arathoon was appointed Vice President, Process Sciences in April 1996. Since joining the Company in 1983 from Wellcome Foundation, Dr. Arathoon has held a series of positions of increasing responsibility, most recently as Senior Director, Process Sciences from November 1994 to April 1996.

Mr. Baird joined the Company in February 1992 as Vice President, Corporate Communications. Prior to joining the Company, Mr. Baird was employed by G.D. Searle & Co. for five years as Vice President, Corporate Communications (G.D. Searle & Co. is a wholly-owned subsidiary of Monsanto Company).

Dr. Baker was appointed Vice President, Research Discovery in February 1997. He previously held the positions of Senior Director, Research Discovery from March 1993 to February 1997 and Director, Cardiovascular Research Development from September 1990 to September 1993. He has also been a member of the Research Review Committee (RRC) since March 1993.

Mr. Barfod joined the Company in May 1997 as Vice President, Marketing. He was previously employed by Novo Nordisk Pharmaceuticals, Inc. (Novo). While at Novo, he held the positions of Vice President, Marketing & Business Development, U.S. and Acting Vice President, Sales, U.S. from 1995 to 1997, Vice President, Business Development, U.S. from 1994 to 1995 and Marketing Director, Japan from 1991 to 1994.

Mr. Beier joined the Company in March 1989 as Vice President, Government Affairs. Prior to joining the Company, Mr. Beier spent 10 years as Counsel to the Committee on the Judiciary of the U.S. House of Representatives where he was responsible for intellectual property and international trade issues.

Dr. Curd was appointed Vice President, Clinical Development in October 1997. He previously held the positions of Senior Director, Medical Affairs from January 1996 to October 1997 and Director, Oncology, Immunology and Infectious Diseases from December 1991 to January 1996.

Dr. Garnick was appointed Vice President, Regulatory Affairs in February 1998. He had previously served as Vice President, Quality since April 1994 and was Senior Director, Quality Control from 1990 to 1994 and Director, Quality Control from 1988 to 1990. Dr. Garnick joined the Company in August 1984 from Armour Pharmaceutical.

Mr. Goodwin was appointed Vice President, Finance in October 1997. He had served as Vice President, Finance and Controller since December 1996. He has been a Vice President of the Company since July 1993 and served as Controller from June 1989 to October 1997. He has also held the positions of Director, Financial Planning and Analysis, the Assistant Controller and the General Auditor. Before joining the Company in April 1987, Mr. Goodwin worked for Price Waterhouse, a public accounting firm.
Dr. Henner was appointed Vice President, Research in April 1996. He had served as Vice President, Research Technology from July 1994 to April 1996, and as Senior Director, Research Technology from December 1990 to July 1994. From May 1990 to December 1990, Dr. Henner was Director and Senior Scientist, Cell Genetics Department. Dr. Henner joined the Company in 1981 as a Scientist in Research. Prior to joining the Company, he was at the Scripps Clinic and Research Foundation.

Mr. Hohenschuh was appointed Vice President, Operations Planning Logistics in January 1998. Previously, he had served as Vice President, Manufacturing since September 1989, Vice President, Biochemical Manufacturing from July 1986 to September 1989 and Senior Director, Biochemical Manufacturing from June 1985 to June 1986. Mr. Hohenschuh joined the Company in October 1982 as Director, Biochemical Manufacturing.

Dr. Jardieu was appointed Vice President, Pharmacological Sciences in February 1997. She previously held the positions of Senior Director, Pharmacological Sciences from 1996 to February 1997, Staff Scientist from 1992 to 1996, Senior Scientist from 1989 to 1992 and Scientist from 1986 to 1989.

Mr. Jennings was appointed Vice President, Corporate Development in December 1995. He was Vice President, Sales and Marketing from January 1994 to December 1995, and had served as Vice President, Sales since January 1991. He joined the Company in September 1985 as Western Area Sales Manager. Prior to joining the Company, Mr. Jennings was Western Region Sales Manager of Bristol-Myers' Oncology Division.

Mr. Juelsgaard was appointed Vice President and General Counsel in July 1994 and Secretary in April 1997. He joined the Company in July 1985 as Corporate Counsel and subsequently served as Senior Corporate Counsel from 1988 to 1990, Chief Corporate Counsel from 1990 to 1993, Vice President, Corporate Law from 1993 to 1994, and Assistant Secretary from 1994 to 1997.

Ms. Ladd was appointed Vice President, Corporate Law in February 1996 and Assistant Secretary in April 1997. She joined the Company in 1989 as Corporate Counsel and subsequently held the positions of Senior Corporate Counsel from November 1990 to June 1993 and Chief Corporate Counsel from June 1993 to February 1996.

Dr. Moore was elected Vice President, Information Resources in April 1994. She was Senior Director, Information Resources from July 1992 to April 1994 and Director, Computer Resources from November 1987 to July 1992. Dr. Moore joined the Company in August 1982 as a Senior Systems Analyst in Scientific Computing.

Mr. Panek was appointed Vice President, Manufacturing, Engineering and Facilities in July 1997. He joined the Company in September 1982 and subsequently held the positions of Director, Engineering and Facilities since May 1988, Senior Director, Engineering and Facilities since July 1991, and Vice President, Engineering and Facilities since July 1993.

Ms. Popovits was elected Vice President, Sales in October 1994. She was Director, Field Sales from January 1993 to October 1994 and Regional Manager, Northeast Region from October 1989 to January 1993. Ms. Popovits was at American Critical Care, a Division of American Hospital Supply Corporation, for six years prior to joining the Company in November 1987 as Division Manager, Southeast Region.

Mr. Simon was appointed Vice President, Business and Corporate Development in December 1995. He had been Vice President, Business Development since December 1994. He was Senior Director, Business Development from December 1993 to December 1994. Mr. Simon joined the Company as a Director in Business Development in December 1989 from Xoma Corporation.

Dr. Stump was appointed Genentech Fellow in January 1996, in addition to his responsibilities as Vice President, Clinical Research, a position he has held since July 1995. He joined the Company in July 1989 as Director, Clinical Research and was appointed Senior Director, Clinical Research in August 1991. Prior to joining the Company, Dr. Stump was Associate Professor of Medicine and Biochemistry at the University of Vermont.

Mr. Whiting was appointed Controller and Chief Accounting Officer in October 1997. He previously held the positions of Director, Financial Planning and Analysis from January 1997 to October 1997, Director, Operations, Financial Planning and Analysis from December 1996 to January 1997, Associate Director, Operations, Financial Planning and Analysis from March 1996 to December 1996, Plant Controller from April 1993 to March 1996, and Group Controller from July 1991 to April 1993.


                                 PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
           MATTERS

The section labeled "Common Stock, Special Common Stock and Redeemable Common Stock Information," and footnotes labeled "Relationship with Roche Holdings, Inc." and "Capital Stock" in the Notes to Consolidated Financial Statements, appearing on pages 64, 57 and 58 through 60, respectively, of the Company's 1997 Annual Report to Stockholders are incorporated herein by reference.

ITEM 6.   SELECTED FINANCIAL DATA

The section labeled "11-Year Financial Summary" appearing on pages 62 and 63 of the Company's 1997 Annual Report to Stockholders is incorporated herein by reference.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATION

The section labeled "Financial Review" appearing on pages 31 through 40 of the Company's 1997 Annual Report to Stockholders is incorporated herein by reference.

ITEM 8.   CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements and Notes to Consolidated Financial Statements appearing on pages 42 through 60, the Report of Ernst & Young LLP, Independent Auditors, appearing on page 61 and the section labeled "Quarterly Financial Data (unaudited)" appearing on page 61 of the Company's 1997 Annual Report to Stockholders are incorporated herein by reference.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
           FINANCIAL DISCLOSURE

Not applicable.





























                                     PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a) The sections labeled "Nominees" and "Section 16 (a) Beneficial Ownership Reporting Compliance" of the Company's Proxy Statement in connection with the 1998 Annual Meeting of Stockholders are incorporated herein by reference.

(b) Information concerning the Company's Executive Officers is set forth in
Part I of the Form 10-K.

ITEM 11.   EXECUTIVE COMPENSATION

The sections labeled "Executive Compensation," "Compensation of Directors," "Compensation of Executive Officers," "Summary of Compensation," "Summary Compensation Table," "Stock Option Grants and Exercises," "Option Grants in Last Fiscal Year," "Aggregated Option Exercises in Last Fiscal Year and FY-End Option Values," "Long-Term Incentive Plans," "Long-Term Incentive Plans - Awards in Last Fiscal Year," "Loans and Other Compensation" and "Compensation Committee Interlocks and Insider Participation" of the Company's Proxy Statement in connection with the 1998 Annual Meeting of Stockholders are incorporated herein by reference.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The sections labeled "Merger with Roche Holdings, Inc.," "Security Ownership of Certain Beneficial Owners," "Security Ownership of Management" and "Amount and Nature of Beneficial Ownership" of the Company's Proxy Statement in connection with the 1998 Annual Meeting of Stockholders are incorporated herein by reference.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The section labeled "Certain Relationships and Related Transactions" of the Company's Proxy Statement in connection with the 1998 Annual Meeting of Stockholders is incorporated herein by reference.





























                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1. Index to Financial Statements

The following Financial Statements and supplementary data are included in the Company's 1997 Annual Report to Stockholders and are incorporated herein by reference pursuant to Item 8 of this Form 10-K.


                                                             Page(s) in
                                                             1997 Annual
                                                        Report to Stockholders
                                                        ----------------------
  Consolidated Statements of Income for each
   of the three years in the period ended
   December 31, 1997                                               42

  Consolidated Statements of Cash Flows for each
   of the three years in the period ended
   December 31, 1997                                               43

  Consolidated Balance Sheets at December 31,
   1997 and 1996                                                   44

  Consolidated Statements of Stockholders' Equity
   for each of the three years in the period ended
   December 31, 1997                                               45

  Notes to Consolidated Financial Statements                      46-60

  Report of Ernst & Young LLP, Independent Auditors                61

  Quarterly Financial Data (unaudited)                             61


2. Financial Statement Schedule

The following schedule is filed as part of this Form 10-K:

Schedule II- Valuation and Qualifying Accounts for each of the three years in the period ended December 31, 1997.






















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

  10.4 Amended and Restated Governance Agreement, dated October 25, 1995, between the Company and Roche Holdings, Inc.(5)

  10.5 Agreement between Genentech and F. Hoffman-La Roche Ltd regarding commercialization of Genentech's products outside the United States dated as of October 25, 1995.(5)

  10.6 Guaranty Agreement between Genentech and Roche Holding, Ltd dated as of October 25, 1995.(5)

  10.7    Guiding Principles for the Genentech/Roche Relationship.(8)

  13.1    1997 Annual Report to Stockholders.(11)

  23.1    Consent of Ernst & Young LLP, Independent Auditors.(11)

  27.1    Financial Data Schedule.(11)

  28.1    Description of the Company's capital stock.(1)

  99.1*   1984 Incentive Stock Option Plan, as amended and restated as of
           October 16, 1996.(8)

  99.2*   1984 Non-Qualified Stock Option Plan, as amended and restated
           as of October 16, 1996.(8)

  99.3*   Restated Relocation Loan Program.(4)

  99.4*   Restated 401(k) Plan.(7)

  99.5*   1990 Stock Option/Stock Incentive Plan, as amended and restated
           as of October 16, 1996.(8)

  99.6*   Supplemental Plan.(4)

  99.7*   1994 Stock Option Plan, as amended and restated as of October 16,
           1996.(8)

  99.8*   1996 Stock Option/Stock Incentive Plan, as amended and restated
           as of October 16, 1996.(8)

  99.9*   Deferred Compensation Plan.(8)

  99.10*  1991 Employee Stock Plan, as amended April 10, 1997.(9)

  99.11*  Incentive Units Plan.(10)

* As required by Item 14(a)(3) of Form 10-K, the Company identifies this Exhibit as a management contract or compensatory plan or arrangement of the Company.
--------------------
(1) Filed as an exhibit to Annual Report on Form 10-K for the year ended December 31, 1986 and incorporated herein by reference.
(2) Filed as an exhibit to Annual Report on Form 10-K for the year ended December 31, 1987 and incorporated herein by reference.
(3) Filed as an exhibit to Annual Report on Form 10-K for the year ended December 31, 1990 and incorporated herein by reference.
(4) Filed as an exhibit to Annual Report on Form 10-K for the year ended December 31, 1991 and incorporated herein by reference.
(5) Filed as an exhibit to Form S-4 dated October 25, 1995 (registration statement no. 33-59949) and incorporated herein by reference.
(6) Filed as an exhibit to Form S-8 dated October 25, 1995 (registration statement no. 33-59949-01) and incorporated herein by reference.
(7) Filed as an exhibit to Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference.
(8) Filed as an exhibit to Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference.
(9) Filed as an exhibit to the Quarterly Report on Form 10-Q filed for the quarterly period ended March 31, 1997.
(10) Filed as an exhibit to the Quarterly report on Form 10-Q filed for the quarterly period ended June 30, 1997
(11)  Filed with this document.

(b) Reports on Form 8-K
    There were no reports on Form 8-K filed for the quarter ended December 31, 1997.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        GENENTECH, INC.
                                        Registrant
Date:  March 3, 1998
                                        By:  /S/JOHN M. WHITING
                                            ----------------------------------
                                             John M. Whiting
                                             Controller and Chief Accounting
                                              Officer
                                             (Principal Accounting Officer)



                                POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Louis J. Lavigne, Jr., Executive Vice President and Chief Financial Officer, and John M. Whiting, Controller and Chief Accounting Officer, his attorney-in-fact, with the full power of substitution, for him in any and all capacities, to sign any amendments to this report, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


     Signature                    Title                         Date
     ---------                    -----                         ----


Principal Executive Officer:

  /S/ARTHUR D. LEVINSON           President, Chief Executive    March 3, 1998
---------------------------       Officer and Director
     Arthur D. Levinson


Principal Financial Officer:

  /S/LOUIS J. LAVIGNE, JR.        Executive Vice President      March 3, 1998
---------------------------       and Chief Financial Officer
     Louis J. Lavigne, Jr.











Director:

  /S/HERBERT W. BOYER             Director                      March 3, 1998
---------------------------
     Herbert W. Boyer

  /S/JONATHAN K.C. KNOWLES        Director                      March 3, 1998
---------------------------
     Jonathan K.C. Knowles

  /S/FRANZ B. HUMER               Director                      March 3, 1998
---------------------------
     Franz B. Humer

  /S/LINDA F. LEVINSON            Director                      March 3, 1998
---------------------------
     Linda F. Levinson

  /S/J. RICHARD MUNRO             Director                      March 3, 1998
---------------------------
     J. Richard Munro

  /S/DONALD L. MURFIN             Director                      March 3, 1998
---------------------------
     Donald L. Murfin

  /S/JOHN T. POTTS, JR.           Director                      March 3, 1998
---------------------------
     John T. Potts, Jr.

  /S/C. THOMAS SMITH, JR.         Director                      March 3, 1998
---------------------------
     C. Thomas Smith, Jr.

  /S/DAVID S. TAPPAN, JR.         Director                      March 3, 1998
---------------------------
     David S. Tappan, Jr.




















                                                                          SCHEDULE II


                                       GENENTECH, INC.
                              VALUATION AND QUALIFYING ACCOUNTS
                        Years Ended December 31, 1997, 1996 and 1995
                                       (in thousands)
                                                     Additions
                                     Balance at     Charged to                  Balance at
                                    Beginning of     Costs and                    End of
                                       Period        Expenses    Deductions(1)    Period
                                     ----------     ----------    ----------    ----------
Allowance for doubtful accounts
 and returns:
  Year Ended December 31, 1997:      $   7,869      $  13,976     $  (7,310)    $  14,535
                                     ==========     ==========    ==========    ==========
  Year Ended December 31, 1996:      $   6,672      $  12,320     $ (11,123)    $   7,869
                                     ==========     ==========    ==========    ==========
  Year Ended December 31, 1995:      $   4,422      $  10,972     $  (8,722)    $   6,672
                                     ==========     ==========    ==========    ==========

Inventory reserves:


  Year Ended December 31, 1997:      $   9,279      $   5,901     $  (3,125)    $  12,055
                                     ==========     ==========    ==========    ==========
  Year Ended December 31, 1996:      $   6,909      $   4,950     $  (2,580)    $   9,279
                                     ==========     ==========    ==========    ==========
  Year Ended December 31, 1995:      $  13,008      $   3,690     $  (9,789)    $   6,909
                                     ==========     ==========    ==========    ==========

Reserve for non-marketable
 equity securities:


  Year Ended December 31, 1997:      $   4,990      $     500     $       -     $   5,490
                                     ==========     ==========    ==========    ==========
  Year Ended December 31, 1996:      $   5,092      $       -     $    (102)    $   4,990
                                     ==========     ==========    ==========    ==========
  Year Ended December 31, 1995:      $   4,623      $     469     $       -     $   5,092
                                     ==========     ==========    ==========    ==========


 (1)  Represents amounts written off or returned against the allowance or reserves.




















                     INDEX OF EXHIBITS FILED WITH FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 1997


Exhibit No.                      Description
-----------                      -----------


   13.1        1997 Annual Report to Stockholders

   23.1        Consent of Ernst & Young LLP, Independent Auditors

   27.1        Financial Data Schedule

2


2