Form 10-K/A
period 1997-12-31
GENENTECH INC
filed 1998-04-07
CIK 318771

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                  FORM 10-K/A

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

             Documents incorporated by reference:
                                                          PARTS INCORPORATED
                       DOCUMENT                               BY REFERENCE

(1) Annual Report to stockholders for the year ended                 II
    December 31, 1997 (specified portions)

(2) Definitive Proxy Statement with respect to the 1998             III
    Annual Meeting of Stockholders filed by Genentech, Inc.
    (SEC file No. 1-9813) with the Securities and Exchange
    Commission (hereinafter referred to as "Proxy Statement")
-------------------------------------------------------------------------------
(A) Excludes 92,386,281 shares of Common Stock and Callable Putable Common Stock held by Directors, Officers and stockholders whose ownership exceeds five percent of either the Common Stock or Callable Putable Common Stock outstanding at February 13, 1998 (the holdings of FMR Corp., Goldman Sachs & Co. and The Goldman Sachs Group, L.P. were calculated based on their holdings as of December 31, 1997). Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant

                              AMENDMENT NO. 1



The undersigned registrant hereby amends its Annual Report on Form 10-K for the fiscal year ended December 31, 1997, to include Restated Financial Data Schedules for the following periods as a result of its adoption of Statement of Financial Accounting Standards No. 128, Earnings Per Share:

    - Year Ended December 31, 1996.
    - Year Ended December 31, 1995.
    - Quarter Ended March 31, 1997.
    - Quarter Ended June 30, 1997.
    - Quarter Ended September 30, 1997.
    - Quarter Ended March 31, 1996.
    - Quarter Ended June 30, 1996.
    - Quarter Ended September 30, 1996.

Accordingly, the undersigned hereby amends the following items, financial statements, exhibits or other reports of its Annual Report on Form 10-K for the year ended December 31, 1997, as set forth below:


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

  10.7    Guiding Principles for the Genentech/Roche Relationship.(8)

  13.1    1997 Annual Report to Stockholders.(11)

  23.1    Consent of Ernst & Young LLP, Independent Auditors.(11)

  27.1    Financial Data Schedule - year ended December 31, 1997.(11)

  27.2    Restated Financial Data Schedule - year ended December 31, 1996.(12)

  27.3    Restated Financial Data Schedule - year ended December 31, 1995.(12)

  27.4    Restated Financial Data Schedule - quarter ended March 31, 1997.(12)

  27.5    Restated Financial Data Schedule - quarter ended June 30, 1997.(12)

  27.6    Restated Financial Data Schedule - quarter ended September 30,
           1997.(12)

  27.7    Restated Financial Data Schedule - quarter ended March 31, 1996.(12)

  27.8    Restated Financial Data Schedule - quarter ended June 30, 1996.(12)

  27.9    Restated Financial Data Schedule - quarter ended September 30,
           1996.(12)

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

  99.7*   1994 Stock Option Plan, as amended and restated as of October 16,
           1996.(8)

  99.8*   1996 Stock Option/Stock Incentive Plan, as amended and restated
           as of October 16, 1996.(8)

  99.9*   Deferred Compensation Plan.(8)

  99.10*  1991 Employee Stock Plan, as amended April 10, 1997.(9)

  99.11*  Incentive Units Plan.(10)

* As required by Item 14(a)(3) of Form 10-K, the Company identifies this Exhibit as a management contract or compensatory plan or arrangement of the Company.
--------------------
(1) Filed as an exhibit to Annual Report on Form 10-K for the year ended December 31, 1986 and incorporated herein by reference.
(2) Filed as an exhibit to Annual Report on Form 10-K for the year ended December 31, 1987 and incorporated herein by reference.
(3) Filed as an exhibit to Annual Report on Form 10-K for the year ended December 31, 1990 and incorporated herein by reference.
(4) Filed as an exhibit to Annual Report on Form 10-K for the year ended December 31, 1991 and incorporated herein by reference.
(5) Filed as an exhibit to Form S-4 dated October 25, 1995 (registration statement no. 33-59949) and incorporated herein by reference.
(6) Filed as an exhibit to Form S-8 dated October 25, 1995 (registration statement no. 33-59949-01) and incorporated herein by reference.
(7) Filed as an exhibit to Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference.
(8) Filed as an exhibit to Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference.
(9) Filed as an exhibit to the Quarterly Report on Form 10-Q filed for the quarterly period ended March 31, 1997 and incorporated herein by reference.
(10) Filed as an exhibit to the Quarterly report on Form 10-Q filed for the quarterly period ended June 30, 1997 and incorporated herein by reference.
(11) Filed as an exhibit to Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference.

(12)  Filed with this document.

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

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        GENENTECH, INC.
                                        Registrant
Date:  April 3, 1998
                                        By:  /S/JOHN M. WHITING
                                            ----------------------------------
                                             John M. Whiting
                                             Controller and Chief Accounting
                                              Officer
                                             (Principal Accounting Officer)




Pursuant to the requirements of the Securities Exchange Act of 1934, this amendment has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


     Signature                    Title                         Date
     ---------                    -----                         ----


Principal Executive Officer:

  /S/ARTHUR D. LEVINSON           President, Chief Executive    April 3, 1998
---------------------------       Officer and Director
     Arthur D. Levinson


Principal Financial Officer:

  /S/LOUIS J. LAVIGNE, JR.        Executive Vice President      April 3, 1998
---------------------------       and Chief Financial Officer
     Louis J. Lavigne, Jr.



















Director:

     HERBERT W. BOYER*            Director                      April 3, 1998
---------------------------
     Herbert W. Boyer

     JONATHAN K.C. KNOWLES*       Director                      April 3, 1998
---------------------------
     Jonathan K.C. Knowles

     FRANZ B. HUMER*              Director                      April 3, 1998
---------------------------
     Franz B. Humer

     LINDA F. LEVINSON*           Director                      April 3, 1998
---------------------------
     Linda F. Levinson

     J. RICHARD MUNRO*            Director                      April 3, 1998
---------------------------
     J. Richard Munro

     DONALD L. MURFIN*            Director                      April 3, 1998
---------------------------
     Donald L. Murfin

     JOHN T. POTTS, JR.*          Director                      April 3, 1998
---------------------------
     John T. Potts, Jr.

     C. THOMAS SMITH, JR.*        Director                      April 3, 1998
---------------------------
     C. Thomas Smith, Jr.

     DAVID S. TAPPAN, JR.*        Director                      April 3, 1998
---------------------------
     David S. Tappan, Jr.


*by: /S/JOHN M. WHITING
---------------------------
(John M. Whiting, Attorney-in-Fact)



                     INDEX OF EXHIBITS FILED WITH FORM 10-K/A
                      FOR THE YEAR ENDED DECEMBER 31, 1997


Exhibit No.                      Description
-----------                      -----------


   27.2       Restated Financial Data Schedule - year ended December 31, 1996.

   27.3       Restated Financial Data Schedule - year ended December 31, 1995.

   27.4       Restated Financial Data Schedule - quarter ended March 31, 1997.

   27.5       Restated Financial Data Schedule - quarter ended June 30, 1997.

   27.6       Restated Financial Data Schedule - quarter ended September 30,
               1997.

   27.7       Restated Financial Data Schedule - quarter ended March 31, 1996.

   27.8       Restated Financial Data Schedule - quarter ended June 30, 1996.

   27.9       Restated Financial Data Schedule - quarter ended September 30,
               1996.

2