Form 10-Q
period 1998-03-31
GENENTECH INC
filed 1998-05-12
CIK 318771

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC  20549

                                    FORM 10-Q

(Mark One)

X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended March 31, 1998.

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                                           Number of Shares Outstanding
-----                                           ----------------------------
Common Stock $.02 par value                     76,621,009
(Common Stock)                                  Outstanding at March 31, 1998

Callable Putable Common Stock $.02 par value    48,539,376
(Special Common Stock)                          Outstanding at March 31, 1998




                                   GENENTECH, INC.
                                        INDEX


PART I.     FINANCIAL INFORMATION                                    PAGE NO.

Condensed Consolidated Statements of Income -
for the three months ended March 31, 1998 and 1997                        3

Condensed Consolidated Statements of Cash Flows -
for the three months ended March 31, 1998 and 1997                        4

Condensed Consolidated Balance Sheets -
March 31, 1998 and December 31, 1997                                      5

Notes to Condensed Consolidated Financial Statements                    6-9

Independent Accountants' Review Report                                   10

Financial Review                                                      11-19

PART II.     OTHER INFORMATION                                           20

SIGNATURES                                                               21






































                                       2

PART I.  FINANCIAL INFORMATION


                                  GENENTECH, INC.
                    CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                       (thousands, except per share amounts)
                                    (unaudited)


                                                                   Three Months
                                                                  Ended March 31,
                                                              ----------------------
                                                                 1998        1997
                                                              ----------  ----------
Revenues:
  Product sales (including amounts from related parties:
    1998-$6,607; 1997-$4,494)                                 $  164,719  $  154,213
  Royalties (including amounts from related parties:
    1998-$7,129; 1997-$6,798)                                     64,493      65,312
  Contract and other (including amounts from
    related parties: 1998-$7,798; 1997-$15,706)                   14,865      21,409
  Interest                                                        20,623      16,351
                                                              ----------  ----------
     Total revenues                                              264,700     257,285

Costs and expenses:
  Cost of sales (including amounts from related parties:
    1998-$6,025; 1997-$3,899)                                     33,621      27,685
  Research and development (including contract
    related: 1998-$9,062; 1997-$15,706)                           98,202     122,743
  Marketing, general and administrative                           74,950      61,981
  Interest                                                           959         988
                                                              ----------  ----------
    Total costs and expenses                                     207,732     213,397

Income before taxes                                               56,968      43,888

Income tax provision                                              15,951      12,289
                                                              ----------  ----------
Net income                                                    $   41,017  $   31,599
                                                              ==========  ==========
Earnings per share:
  Basic                                                       $     0.33  $     0.26
                                                              ==========  ==========
  Diluted                                                     $     0.32  $     0.25
                                                              ==========  ==========
Weighted average shares used to
  compute diluted earnings per share                             128,807     125,258
                                                              ==========  ==========

              See Notes to Condensed Consolidated Financial Statements.





                                       3

                                   GENENTECH, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (thousands)
                                     (unaudited)


                                                                   Three Months
                                                                  Ended March 31,
                                                              ----------------------
                                                                 1998        1997
                                                              ----------  ----------
Cash flows from operating activities:
  Net income                                                  $  41,017   $  31,599
  Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
   Depreciation and amortization                                 17,936      16,481
   Deferred income taxes                                          4,386      (2,583)
   Gain on sales of securities available-for-sale                (5,835)     (1,992)
   Loss on sales of securities available-for-sale                   376         997
   Write down of securities available-for-sale                    2,555           -
   Loss on fixed asset dispositions                                   -          31
  Changes in assets and liabilities:
     Investments in trading securities                           25,290     (97,585)
     Receivables and other current assets                        15,071     (11,850)
     Inventories                                                 (1,685)     (1,724)
     Accounts payable, other current liabilities
       and other long-term liabilities                          (30,252)      6,170
                                                              ----------  ----------
  Net cash provided by (used in) operating activities            68,859     (60,456)

Cash flows from investing activities:
  Purchases of securities held-to-maturity                     (128,731)   (138,090)
  Proceeds from maturities of securities held-to-maturity       102,874     185,096
  Purchases of securities available-for-sale                   (177,731)   (136,994)
  Proceeds from sales of securities available-for-sale           96,636     114,885
  Capital expenditures                                          (21,002)    (45,711)
  Change in other assets                                          1,336      (3,435)
                                                              ----------  ----------
  Net cash used in investing activities                        (126,618)    (24,249)

Cash flows from financing activities:
  Stock issuances                                                34,578      27,258
                                                              ----------  ----------
  Net cash provided by financing activities                      34,578      27,258
                                                              ----------  ----------
Net decrease in cash and cash equivalents                       (23,181)    (57,447)
  Cash and cash equivalents at beginning of period              244,469     207,264
                                                              ----------  ----------
  Cash and cash equivalents at end of period                  $ 221,288   $ 149,817
                                                              ==========  ==========

              See Notes to Condensed Consolidated Financial Statements.




                                       4

                                   GENENTECH, INC.
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                                     (thousands)
                                     (unaudited)

                                                        March 31,      December 31,
                                                          1998             1997
                                                      ------------     ------------
ASSETS
Current assets:
  Cash and cash equivalents                           $  221,288       $  244,469
  Short-term investments                                 663,793          588,853
  Accounts receivable, net (including amounts
    from related party: 1998-$34,620;
    1997-$44,386)                                        175,285          189,245
  Inventories                                            117,711          116,026
  Prepaid expenses and other current assets               54,214           55,325
                                                      ------------     ------------
     Total current assets                              1,232,291        1,193,918

Long-term marketable securities                          487,867          453,188
Property, plant and equipment, less accumulated
  depreciation (1998-$392,034; 1997-$376,091)            688,363          683,304
Other assets                                             165,000          177,202
                                                      ------------     ------------
Total assets                                          $2,573,521       $2,507,612
                                                      ============     ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                    $   41,621       $   48,992
  Income taxes payable                                    55,091           40,293
  Accrued liabilities - related party                     12,017           15,427
  Other accrued liabilities                              164,645          184,845
                                                      ------------     ------------
     Total current liabilities                           273,374          289,557

Long-term debt                                           150,000          150,000
Other long-term liabilities                               38,229           36,830
                                                      ------------     ------------
     Total liabilities                                   461,603          476,387

Commitments and contingencies
Stockholders' equity:
  Preferred stock                                              -                -
  Special Common Stock                                       971              952
  Common Stock                                             1,532            1,532
  Additional paid-in capital                           1,498,327        1,463,768
  Retained earnings                                      552,159          511,141
  Net unrealized gain on securities
     available-for-sale                                   58,929           53,832
                                                      ------------     ------------
     Total stockholders' equity                        2,111,918        2,031,225
                                                      ------------     ------------
Total liabilities and stockholders' equity            $2,573,521       $2,507,612
                                                      ============     ============

            See Notes to Condensed Consolidated Financial Statements.

                                       5
                                GENENTECH, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)


Note 1.     Statement of Accounting Presentation

In the opinion of Genentech, Inc. (the Company), the accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of adjustments of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three-month periods ended March 31, 1998 and 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. The condensed consolidated balance sheet as of December 31, 1997 has been derived from the audited financial statements as of that date. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report to Stockholders for the year ended December 31, 1997.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.


Note 2.     New Accounting Standards

The Company adopted Statement of Financial Accounting Standards (FAS) No. 128, "Earnings Per Share" for the year ended December 31, 1997. All earnings per share (EPS) and share amounts for all periods presented have been restated to comply with FAS 128. The following is a reconciliation of the numerator and denominators of the basic and diluted EPS computations for the quarter ended March 31, 1998 and 1997 (in thousands).

                                                1998         1997
                                            -----------------------
Numerator:
 Net income - numerator for
  basic and diluted EPS:                    $  41,017     $  31,599
                                            ---------     ---------
Denominator:
 Denominator for basic EPS--
  weighted-average shares                     124,758       121,969

 Effect of dilutive securities:
  Stock options                                 4,049         3,289
                                            ---------     ---------
 Denominator for diluted EPS
 --adjusted weighted-average
   shares and assumed conversions             128,807       125,258
                                            =========     =========

Options to purchase 2,850,050 shares of Special Common Stock at $67.31 per share and 28,200 shares of Special Common Stock at $55.38 per share were outstanding in the first quarter of 1998 and the comparable period in 1997,


                                       6
respectively, but were not included in the computation of diluted EPS because the options were anti-dilutive.

In the first quarter of 1998 and the comparable period in 1997, the Company had convertible subordinated debentures that were convertible to 1,013,514 shares of Special Common Stock, but were not included in the computation of diluted EPS because they were anti-dilutive.

The Financial Accounting Standards Board issued FAS 130, "Reporting Comprehensive Income," and FAS 131, "Disclosures about Segments of an Enterprise and Related Information," in June 1997, which require additional disclosures to be adopted on December 31, 1998. Under FAS 130, the Company is required to display comprehensive income and its components as part of the Company's full set of financial statements. Comprehensive income is comprised of net income and other comprehensive income. The measurement and presentation of net income will not change. Other comprehensive income includes certain changes in equity of the Company that are excluded from net income. Specifically, FAS 130 requires unrealized holding gains and losses on the Company's available-for-sale securities, which are currently reported separately in stockholders' equity, to be included in other comprehensive income. During the first quarter of 1998 and the comparable period in 1997, total comprehensive income amounted to $46.1 million and $25.7 million, respectively.

FAS 131 requires that the Company report financial and descriptive information about its reportable operating segments. The Company is evaluating the impact on its disclosures, if any.


Note 3.     Relationship with Roche Holdings, Inc.

On October 25, 1995, the Company and Roche Holdings, Inc. (Roche) entered into a new agreement (the Agreement) to extend until June 30, 1999, Roche's option to cause the Company to redeem (call) the outstanding Special Common Stock of the Company at predetermined prices. Should the call be exercised, Roche will concurrently purchase from the Company a like number of shares of Common Stock for a price equal to the Company's cost to redeem the Special Common Stock. During the quarter beginning April 1, 1998, the call price is $76.50 per share and increases by $1.50 per share each quarter through the end of the option period on June 30, 1999, on which date the price will be $82.50 per share. If Roche does not cause the redemption as of June 30, 1999, the Company's stockholders will have the option (the put) to cause the Company to redeem none, some or all of their shares of Special Common Stock at $60.00 per share (and Roche will concurrently provide the necessary redemption funds to the Company by purchasing a like number of shares of Common Stock at $60.00 per share) within thirty business days commencing July 1, 1999. Roche Holding Ltd, a Swiss corporation, has guaranteed Roche's obligation under the put.

In the event of the put, wherein sufficient shares of the Company's Special Common Stock are tendered to result in Roche owning at least 85% of the total outstanding shares of the Company's outstanding equity, the Company has in place an Incentive Units Program (the Program) that would result in amounts becoming payable to eligible employees if specified performance benchmarks are achieved by the Company during the term of the Program. These amounts would vary depending on which benchmarks are achieved. At March 31, 1998, no such amounts were payable under the Program.

In conjunction with the Agreement and revisions agreed upon in principle in the second quarter of 1997, F. Hoffmann-La Roche Ltd (HLR) was granted an option for ten years for licenses to use and sell certain of the Company's


                                       7
products in non-U.S. markets (the License Agreement). Under the License Agreement, HLR may exercise its option to license any such future product of the Company either when the Company determines to move such product into development or at the end of Phase II clinical trials. The License Agreement provides that the Company and HLR will share the U.S. and European development costs regardless of the location or purpose of studies.

Under the Agreement, independent of its right to cause the Company to redeem the Special Common Stock, Roche may increase its ownership of the Company up to 79.9% by making purchases on the open market. Roche held approximately 66.4% of the outstanding common equity of the Company as of March 31, 1998.

Contract revenue for the reimbursement of ongoing development expenses for nerve growth factor (NGF), for which HLR exercised its development option under the License Agreement in 1996, was $4.5 million for the first quarter of 1998.


Note 4.     Legal Proceedings

The Company is a party to various legal proceedings, including patent infringement cases involving human growth hormone products and Activase, registered trademark, product liability cases involving Protropin, registered trademark, and other matters. In addition, in July 1997, an action was filed in the U.S. District Court for the Northern District of California alleging that the Company's manufacture, use and sale of its Nutropin, registered trademark, human growth hormone products infringed a patent (the Goodman Patent) owned by the Regents of the University of California (UC). This action is substantially the same as a previous action filed in 1990 against the Company by UC alleging that the Company's manufacture, use and sale of its Protropin human growth hormone products infringed the Goodman Patent, and the new action has been consolidated with that prior case. The case is expected to commence trial on June 29, 1998. In October 1997, the Company was named, along with several other pharmaceutical companies, in a lawsuit brought by Novo Nordisk A/S (Novo) in the U.S. District Court for the District of New Jersey alleging infringement of a patent held by Novo relating to the Company's manufacture, use and sale of its Nutropin human growth hormone products. Novo seeks to permanently enjoin the Company from the alleged patent infringement and also seeks compensatory and enhanced damages from the Company. In addition, in 1995 the Company received and responded to grand jury document subpoenas from the U.S. District Court for the Northern District of California for documents relating to the Company's past clinical, sales and marketing activities associated with human growth hormone. In February 1997 and February 1998, the Company received grand jury document subpoenas from the same court related to the same subject matter. The government is investigating this matter, and the Company believes that it is a subject of that investigation.

Based upon the nature of the claims made and the investigations completed to date by the Company and its counsel, the Company believes the outcome of these actions will not have a material adverse effect on the financial position, results of operations or cash flows of the Company. However, were an unfavorable ruling to occur in any quarterly period, there exists the possibility of a material impact on the net income of that period.








                                       8
Note 5.     Inventories

Inventories are summarized below:

                                          March 31,       December 31,
                                            1998              1997
                                        ------------      ------------
                                                  (thousands)

         Raw materials and supplies      $  17,576         $  17,544
         Work in process                    87,333            84,831
         Finished goods                     12,802            13,651
                                         ---------         ---------
                Total                    $ 117,711         $ 116,026
                                         =========         =========















































                                       9
                   INDEPENDENT ACCOUNTANTS' REVIEW REPORT



The Board of Directors and Stockholders
Genentech, Inc.


We have reviewed the accompanying condensed consolidated balance sheet of Genentech, Inc. as of March 31, 1998, and the related condensed consolidated statements of income and cash flows for the three-month periods ended March 31, 1998 and 1997. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Genentech, Inc. as of December 31, 1997, and the related consolidated statements of income, stockholders' equity, and cash flows for the year then ended (not presented herein) and in our report dated January 20, 1998, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1997, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.





                                             ERNST & YOUNG LLP

San Jose, California
April 9, 1998















                                      10
                              GENENTECH, INC.
                             FINANCIAL REVIEW


RELATIONSHIP WITH ROCHE HOLDINGS, INC.

On October 25, 1995, Genentech, Inc. (the Company) and Roche Holdings, Inc. (Roche) entered into a new agreement (the Agreement) to extend until June 30, 1999, Roche's option to cause the Company to redeem (call) the outstanding callable putable common stock (Special Common Stock) of the Company at predetermined prices. Should the call be exercised, Roche will concurrently purchase from the Company a like number of shares of the Company's common stock (the Common Stock) for a price equal to the Company's cost to redeem the Special Common Stock. If Roche does not cause the redemption as of June 30, 1999, the Company's stockholders will have the option to cause the Company to redeem none, some or all of their shares of Special Common Stock at $60.00 per share (and Roche will concurrently provide the necessary redemption funds to the Company by purchasing a like number of shares of Common Stock at $60.00 per share) within thirty business days commencing July 1, 1999.

In conjunction with the Agreement and revisions agreed upon in principle in the second quarter of 1997, F. Hoffmann-La Roche Ltd (HLR) was granted an option for ten years for licenses to use and sell certain of the Company's products in non-U.S. markets (the License Agreement). The License Agreement provides that the Company and HLR will share the U.S. and European development costs regardless of the location or purpose of studies. Under the License Agreement, HLR may exercise its option to license any such future products of the Company either when the Company determines to move such product into development or at the end of Phase II clinical trials.
See the Relationship with Roche Holdings, Inc. note in the Notes to Condensed Consolidated Financial Statements for further information.

As a result of the License Agreement, contract revenue in the quarter ended March 31, 1998, totaled $4.5 million for the reimbursement of ongoing development expenses related to nerve growth factor (NGF), for which HLR exercised its development option under the License Agreement in 1996.

RESULTS OF OPERATIONS
(dollars in millions, except per share amounts)

                                           Three Months Ended
                                                March 31,
                                           ------------------
REVENUES                                     1998       1997     % Change
---------                                  -------    -------    --------

Revenues                                   $ 264.7    $ 257.3        3 %
                                           =======    =======    ========

PRODUCT SALES
-----------------------------------
Activase                                   $  55.7    $  75.0      (26)%
Protropin, Nutropin and Nutropin AQ           50.9       55.9       (9)
Pulmozyme                                     19.5       22.3      (13)
Rituxan                                       37.7        -          -
Actimmune                                      0.9        1.0      (10)
                                           -------    -------    --------
Total product sales                        $ 164.7    $ 154.2        7 %
                                           =======    =======    ========


                                      11
Net sales of Activase, registered trademark, (Alteplase, recombinant), a tissue plasminogen activator (t-PA), decreased 26% in the first quarter of 1998 from the comparable period in 1997. This decrease was primarily due to a decline in market share as a result of competition from Centocor, Inc.'s (Centocor) Retavase, registered trademark. The decrease also resulted, to a lesser extent, from a decline in the size of the thrombolytic market due to increasing use of mechanical reperfusion and from a decrease in the available commercial market due to patients receiving therapy through two large ongoing Phase III clinical trials.

In March 1998, the Company received two new patents related to variant forms of t-PA. Based on these patents, the Company filed an infringement action against Centocor in the Northern District of California which alleges that Centocor's sale, offer for sale, use and importation of Retavase (Reteplase, recombinant), a t-PA, in the U.S. infringes these two new patents of the Company. The Company is seeking a permanent injunction and damages.

Net sales of the Company's three growth hormone products - Protropin, registered trademark, (somatrem for injection), Nutropin, registered trademark, [somatropin (rDNA origin) for injection] and Nutropin AQ, trademark, [somatropin (rDNA origin) injection] - decreased 9% in the first quarter of 1998 from the comparable period in 1997. This decrease primarily reflects fluctuations in distributor ordering patterns.

Net sales of Pulmozyme, registered trademark, (dornase alfa) decreased 13% in the first quarter of 1998 from the comparable period in 1997 due primarily to fluctuations in ordering patterns. In February 1998, the Company received approval from the U.S. Food and Drug Administration (FDA) for a label extension for Pulmozyme. With this revised labeling, Pulmozyme may now also be used to treat very young children with cystic fibrosis, ages three months to four years, adding to the product's previous approvals for patients five years of age and older.

Rituxan, trademark, (Rituximab) was approved by the FDA in November 1997 for the treatment of patients with relapsed or refractory low-grade or follicular, CD20-positive B-cell non-Hodgkin's lymphoma, a cancer of the immune system. Net sales of Rituxan were $37.7 million in the first quarter of 1998, however, not enough time has passed for these figures to be indicative of the future trend of Rituxan sales. Rituxan was co-developed by the Company and IDEC Pharmaceuticals Corporation (IDEC), from whom the Company licenses Rituxan. During the first quarter of 1998, the Company received FDA approval for the large-scale (12,000-liter) manufacture of Rituxan. The Rituxan that the Company manufactures will supplement the Rituxan manufactured by IDEC.

                                    Three Months Ended
                                         March 31,
ROYALTIES, CONTRACT AND             ------------------
  OTHER, AND INTEREST INCOME          1998       1997     % Change
----------------------------        -------    -------    --------
Royalties                            $64.5      $65.3        (1)%
Contract and other                    14.9       21.4       (30)
Interest income                       20.6       16.4        26

Royalty income in the first quarter of 1998 was equivalent to the comparable period in 1997. Although royalty income in the first quarter of 1998 was higher than the comparable period of last year due to higher licensee sales, this increase was offset by the reversal of reserves against certain royalty revenues in the first quarter of 1997.



                                      12
Contract and other revenue decreased 30% in the first quarter of 1998 from the comparable period in 1997 primarily as a result of fluctuations in contract revenues from HLR. Two projects, Rituxan and IGF-I, for which HLR exercised its development option in 1996, have been winding down. Rituxan was commercialized in the fourth quarter of 1997 and IGF-I in Type I and II diabetes mellitus was discontinued in September 1997.

Interest income increased 26% in the first quarter of 1998 from the comparable period in 1997 due to a higher portfolio balance and an increase in the average yield on the portfolio. The total investment portfolio, consisting of cash and cash equivalents, and short- and long-term marketable securities, increased to $1,372.9 million as of March 31, 1998 from $1,166.1 million as of March 31, 1997 and from $1,286.5 million as of December 31, 1997.

                                    Three Months Ended
                                         March 31,
                                    ------------------
COSTS AND EXPENSES                    1998       1997     % Change
--------------------------          -------    -------    --------

Cost of sales                       $ 33.6     $ 27.7        21 %
Research and development              98.2      122.7       (20)
Marketing, general and
  administrative                      74.9       62.0        21
Interest expense                       1.0        1.0         -
                                    -------    -------    --------
  Total costs and expenses          $207.7     $213.4        (3)%
                                    =======    =======    ========

Cost of sales as a percent of product sales increased 21% in the first quarter of 1998 from the comparable period in 1997 primarily as a result of a product mix shift, including the introduction of Rituxan.

Research and development (R&D) expenses decreased 20% in the first quarter of 1998 from the comparable period in 1997. The decrease was largely due to the completion, discontinuation and wind-down of large-scale clinical trials. For the first quarter of 1998, the Company invested approximately 37% of revenues into R&D compared to 48% in the comparable period in 1997. This percentage decrease reflects the Company's goal to decrease R&D spending as a percent of revenues as products progress through late-stage clinical trials and revenues increase.

Marketing, general and administrative (MG&A) expenses increased 21% in the first quarter of 1998 from the comparable period in 1997 due to higher marketing and sales (M&S) expenses related to the introduction of Rituxan and the resultant profit sharing with IDEC and as a result of competitive conditions in the thrombolytic market.

                                    Three Months Ended
                                         March 31,
                                    ------------------
INCOME TAXES                          1998       1997     % Change
-------------                       -------    -------    --------

Income taxes                         $16.0      $12.3        30%

The Company's effective income tax rate for the first quarter of 1998 and the comparable period in 1997 was 28%. The effective tax rate in each period was less than the U.S. statutory rate of 35% primarily due to research and development tax credits.

                                      13
                                    Three Months Ended
                                         March 31,
                                    ------------------
NET INCOME                            1998       1997     % Change
-------------------                 -------    -------    --------

Net income                          $ 41.0     $ 31.6        30%
Earnings per share:
  Basic                             $ 0.33     $ 0.26
  Diluted                           $ 0.32     $ 0.25

The 30% increase in net income in the first quarter of 1998 from the comparable period in 1997 was driven primarily by sales of Rituxan, higher interest income and lower R&D; partially offset by a decrease in sales of other products, lower contract and other revenue, higher M&S expenses and higher cost of sales.

LIQUIDITY AND CAPITAL
  RESOURCES                         March 31, 1998        December 31, 1997
---------------------------      -------------------     -------------------

Cash and cash equivalents,            $ 1,372.9               $ 1,286.5
  short-term investments
  and long-term marketable
  securities

Working capital                           958.9                   904.4

Cash generated from operations, maturities of investments and stock issuances were used to make investments in marketable securities and capital additions.

Cash and cash equivalents at March 31, 1998, were lower by $23.2 million compared to December 31, 1997 and working capital increased by $54.5 million in the first quarter of 1998.

Capital expenditures totaled $21.0 million in the first quarter of 1998 compared to $45.7 million in the comparable period in 1997. The decrease in the first quarter of 1998 was due to higher construction activity in the comparable period in 1997 related to improvements to existing manufacturing and office facilities.


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

Product Sales: The Company's product sales may vary from period to period for several reasons including, but not limited to: the overall competitive environment for the Company's products, the amount of sales to customers in the U.S., the amount and timing of the Company's sales to HLR, the timing and volume of bulk shipments to licensees, the availability of third-party reimbursements for the cost of therapy, the effectiveness and safety of the products, the rate of adoption and use of the Company's products for


                                      14
approved indications and additional indications, and the potential introduction of new products and additional indications for existing products in 1998 and beyond.

Competition: The Company faces growing competition in two of its therapeutic markets. Activase lost market share and could lose additional market share in the thrombolytic market to Centocor's Retavase and such adverse effect on sales could be material. Retavase received FDA approval in October 1996 for the treatment of acute myocardial infarction (AMI). In addition, there is an increasing use of angioplasty in lieu of thrombolytic therapy for the treatment of AMI, which is expected to continue. In the growth hormone market, the Company continues to face increased competition from five other companies with growth hormone products. Three of these competitors have also received approval to market their existing human growth hormone products for additional indications. The Company expects that such competition could have an adverse effect on its sales of Protropin, Nutropin and Nutropin AQ and such effect could be material.

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

Royalty and Contract Revenues: Royalty and contract revenues in future periods could vary significantly from 1997 levels. Major factors affecting these revenues include, but are not limited to: HLR's decisions to exercise or not to exercise its option to develop and sell the Company's future products in non-U.S. markets and the timing and amount of related development cost reimbursements, if any; variations in HLR's sales and other licensees' sales of licensed products; the expiration of royalties from Lilly beginning in August 1998, which contribute substantially to current royalty revenues; fluctuations in foreign currency exchange rates; the initiation of other new contractual arrangements with other companies; the timing of non-U.S. approvals, if any, for products licensed to HLR; whether and when contract benchmarks are achieved; and the conclusion of existing arrangements with other companies and HLR.

R&D: The Company intends to continue to develop new products and is committed to aggressive R&D investment. Successful pharmaceutical product development is highly uncertain and is dependent on numerous factors, many of which are beyond the Company's control. Products that appear promising in the early phases of development may fail to reach the market for numerous reasons: they may be found to be ineffective or to have harmful side effects in preclinical or clinical testing; they may fail to receive necessary regulatory approvals; they may turn out to be uneconomical because of manufacturing costs or other factors; or they may be precluded from commercialization by the proprietary rights of others or by competing products or technologies for the same indication. Success in preclinical and early clinical trials does not ensure that large scale clinical trials will be successful. Clinical results are frequently susceptible to varying interpretations that may delay, limit or prevent regulatory approvals. The length of time necessary to complete clinical trials and to submit an application for marketing approval for a final decision by a regulatory authority varies significantly and may be difficult to predict.

The Company currently has several products in late-stage clinical testing and anticipates that its R&D expenses will continue at a high percentage of


                                      15
revenues over the short-term though they are expected to decline in 1998 from 1997 levels. Over the long-term, however, as revenues increase, R&D as a percent of revenues should decrease to the 20% to 25% range. Factors affecting the Company's R&D expenses include, but are not limited to: the outcome of clinical trials currently being conducted, the number of products entering into development from late-stage research, in-licensing activities, including the timing and amount of related development funding or milestone payments, and future levels of revenues.

In December 1997, the Company and Alteon Inc. (Alteon) entered into a collaborative agreement to develop and market pimagedine, an advanced glycosylation end-product formation inhibitor. Based on the recommendations of an External Safety Monitoring Committee, with which the FDA and the Company concurred, in the first quarter of 1998, Alteon discontinued a Phase III clinical trial of pimagedine in Type 2 diabetics with progressive kidney disease and is continuing a Phase III trial of pimagedine in Type 1 diabetics with progressive kidney disease. A third Phase III trial in diabetic patients with end-stage renal disease is ongoing.

Income Tax Provision: The Company expects its effective tax rate to be approximately 28% in 1998 and continue at or near 35% for the next several years dependent upon several factors. These factors include, but are not limited to, changes in tax laws and rates, future levels of R&D spending, the outcome of clinical trials of certain development products, the Company's success in commercializing such products, and potential competition regarding the products.

Uncertainties Surrounding Proprietary Rights: The patent positions of pharmaceutical and biotechnology companies can be highly uncertain and involve complex legal and factual questions. Accordingly, the breadth of claims allowed in such companies' patents cannot be predicted. Patent disputes are frequent and can preclude commercialization of products. The Company has in the past been, is currently, and may in the future be involved in material patent litigation. Such litigation is costly in its own right and could subject the Company to significant liabilities to third-parties and, if decided adversely, the Company may need to obtain third-party licenses at a material cost or cease using the technology or product in dispute. The presence of patents or other proprietary rights belonging to other parties may lead to the termination of R&D of a particular product. The Company believes it has strong patent protection or the potential for strong patent protection for a number of its products that generate sales and royalty revenue or that the Company is developing; however, the courts will determine the ultimate strength of patent protection of the Company's products and those on which the Company earns royalties.

Year 2000: Some of the Company's older computer software programs were written using two digit fields rather than four digit fields to define the applicable year (i.e., "98" in the computer code refers to the year "1998"). As a result, time-sensitive functions of those software programs may misinterpret dates after January 1, 2000, to refer to the twentieth century rather than the twenty-first century (i.e., "02" could be interpreted as "1902" rather than "2002"). This could cause system failures or miscalculations resulting in inaccuracies in computer output or disruptions of operations, including, among other things, inaccurate processing of financial information and/or temporary inabilities to process transactions, manufacture products, or engage in similar normal business activities.

The Company has developed plans to address the potential exposures related to the impact on its computer systems for the Year 2000 and beyond. An assessment of key financial, informational and operational systems to determine if they are Year 2000 compliant has been completed. Detailed


                                      16
plans and timelines for implementation and testing of modifications and corrections to these key computer systems have been or are in process of being developed to address computer system problems as required by December 31, 1999. The Company believes that with these detailed plans and completed modifications, the Year 2000 issue will not pose significant operational problems for its computer systems. However, if such modifications and conversions are not made, or are not completed in a timely fashion, the Year 2000 issue could have a material impact on the operations of the Company.

In addition to risks associated with the Company's own computer systems, the Company has relationships with, and is to varying degrees dependent upon, a large number of third parties that provide information, goods and services to the Company. These include financial institutions, suppliers, vendors, research partners and governmental entities. If large numbers of these third parties experience failures in their computer systems due to Year 2000 non-compliance, it could affect the Company's ability to process transactions, manufacture products, or engage in similar normal business activities. While some of these risks are outside the control of the Company, the Company has instituted a program to identify key third parties, update contracts and address any non-compliance issues.

The total cost of the Year 2000 systems assessments and conversions is funded through operating cash flows and the Company is expensing these costs. The financial impact of making the required systems changes cannot be known precisely at this time, but is not expected to be material to the Company's financial position, results of operations or cash flows.

Liquidity: The Company believes that its cash, cash equivalents and short-term investments, together with funds provided by operations and leasing arrangements, will be sufficient to meet its foreseeable operating cash requirements. In addition, the Company believes it could access additional funds from the capital and debt markets. Factors affecting the Company's cash position include, but are not limited to, future levels of the Company's product sales, royalty and contract revenues, expenses, in-licensing activities, including the timing and amount of related development funding or milestone payments, and capital expenditures.

Roche Holdings, Inc.: At March 31, 1998, Roche held approximately 66.4% of the Company's outstanding common equity. The Company expects to continue to have material transactions with Roche, including royalty and contract revenues, product sales and joint product development costs.

Market Risk: The Company is exposed to market risk, including changes to interest rates, foreign currency exchange rates and equity investment prices. To reduce the volatility related to these exposures, the Company enters into various derivative transactions pursuant to the Company's investment and risk management policies and procedures in areas such as hedging and counterparty exposure practices. The Company does not use derivatives for speculative purposes.

The Company maintains risk management control systems to monitor the risks associated with interest rates, foreign currency exchange rates and equity investment price changes, and its derivative and financial instrument positions. The risk management control systems use analytical techniques, including sensitivity analysis, and market values. Though the Company intends for its risk management control systems to be comprehensive, there are inherent risks which may only be partially offset by the Company's hedging programs should there be unfavorable movements in interest rates, foreign currency exchange rates or equity investment prices.



                                      17
     Interest Rates - The Company's interest income is sensitive to changes in the general level of U.S. interest rates. In this regard, changes in U.S. interest rates affect the interest earned on the Company's cash equivalents, short-term investments, convertible equity loans, preferred stock investments and long-term investments. To mitigate the impact of fluctuations in U.S. interest rates, the Company may enter into swap transactions, which involve the receipt of fixed rate interest and the payment of floating rate interest without the exchange of the underlying principal. By investing the Company's cash in an amount equal to the notional amount of the swap contract, with a maturity date equal to the maturity date of the floating rate obligation, the Company hedges itself from any potential earnings impact due to changes in interest rates.

     Foreign Currency Exchange Rates - The Company receives royalty revenues from licensees selling products in countries throughout the world. As a result, the Company's financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which the Company's licensed products are sold. The Company is exposed to changes in exchange rates in Europe, Asia and Canada. The Company's exposure to foreign exchange rates primarily exists with the German Mark. When the U.S. dollar strengthens against the currencies in these countries, the U.S. dollar value of non-U.S. dollar-based revenue decreases; when the U.S. dollar weakens, the U.S. dollar value of the non-U.S. dollar-based revenues increases. Accordingly, changes in exchange rates, and in particular a strengthening of the U.S. dollar, may adversely affect the Company's royalty revenues as expressed in U.S. dollars. In addition, as part of its overall investment strategy, the Company has three portfolios that are managed by external money managers. These portfolios consist primarily of non-dollar denominated investments.
As a result, the Company is exposed to changes in the exchanges rates of the countries in which these non-dollar denominated investments are made.

To mitigate this risk, the Company hedges certain of its anticipated revenues by purchasing option contracts with expiration dates and amounts of currency that are based on 25% to 90% of probable future revenues so that the potential adverse impact of movements in currency exchange rates on the non-dollar denominated revenues will be at least partly offset by an associated increase in the value of the option. The duration of these options is generally one to four years. The Company may also enter into foreign currency forward contracts (forward contracts) to lock in the dollar value of a portion of these anticipated revenues. The duration of these forward contracts is generally less than one year. Also, to hedge the non-dollar denominated investments in the externally managed portfolios, the external money managers also enter into forward contracts.

     Equity Investment Securities - As part of its strategic alliance efforts, the Company invests in equity securities of biotechnology companies that are subject to fluctuations from market value changes in stock prices. To mitigate this risk, certain equity securities are hedged with costless collars. A costless collar is a purchased put option and a written call option in which the cost of the purchased put and the proceeds of the written call offset each other; therefore, there is no initial cost or cash outflow for these instruments at the time of purchase. The purchased put protects the Company from a decline in the market value of the security below a certain minimum level (the put "strike" level); while the call effectively limits the Company's potential to benefit from an increase in the market value of the security above a certain maximum level (the call "strike" level). In addition, as part of its strategic alliance efforts, the Company has made interest bearing loans that are convertible into equity.


                                      18
Credit Risk of Counterparties: The Company could be exposed to losses related to the above financial instruments should one of its counterparties default. This risk is mitigated through credit monitoring procedures.

Legal Proceedings: The Company is a party to various legal proceedings, including patent infringement cases and various cases involving product liability and other matters. See the Legal Proceedings note in the Notes to Condensed Consolidated Financial Statements for further information.






















































                                      19
                                 GENENTECH, INC.
                           PART II.  OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS

Previously reported.

See Item 3 of the Company's report on Form 10-K for the period ended December 31, 1997.

See also Note 4 "Legal Proceedings" in Part I "Notes to Condensed
Consolidated Financial Statements."



ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            (a)  Exhibits

                 15.1   Letter re:   Unaudited Interim Financial Information

                 27.1   Financial Data Schedule


            (b)  Reports on Form 8-K

                 There were no reports on Form 8-K filed during the quarter ended March 31, 1998.



ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


The Company's market risk disclosures set forth in the 1997 Annual Report to Stockholders have not changed significantly.

























                                      20
                                GENENTECH, INC.
                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


   Date:  May 11, 1998                           GENENTECH, INC.



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




































                                      21