Form 10-Q
period 1998-06-30
GENENTECH INC
filed 1998-08-13
CIK 318771

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC  20549

                                     FORM 10-Q

(Mark One)

  /X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended June 30, 1998.

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                                           Number of Shares Outstanding
-----                                           ----------------------------
Common Stock $.02 par value                     76,621,009
(Common Stock)                                  Outstanding at June 30, 1998

Callable Putable Common Stock $.02 par value    49,223,128
(Special Common Stock)                          Outstanding at June 30, 1998

                                  GENENTECH, INC.
                                       INDEX

PART I.     FINANCIAL INFORMATION                                   PAGE NO.

Condensed Consolidated Statements of Income -
for the three months and six months ended
June 30, 1998 and 1997                                                  3

Condensed Consolidated Statements of Cash Flows -
for the six months ended June 30, 1998 and 1997                         4

Condensed Consolidated Balance Sheets -
June 30, 1998 and December 31, 1997                                     5

Notes to Condensed Consolidated Financial Statements                  6-9

Independent Accountants' Review Report                                 10

Financial Review                                                    11-19

PART II.     OTHER INFORMATION                                         20

SIGNATURES                                                             22



PART I.  FINANCIAL INFORMATION

                                  GENENTECH, INC.
                    CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                        (thousands, except per share amounts)
                                     (unaudited)

                                               Three Months           Six Months
                                              Ended June 30,        Ended June 30,
                                          ---------------------  ---------------------
                                             1998        1997       1998        1997
                                          ---------   ---------  ---------   ---------
Revenues:
  Product sales (including amounts
    from related parties: three months -
    1998-$6,566; 1997-$4,504; six
    months - 1998-$13,173; 1997-$8,998)   $ 176,263   $ 145,018  $ 340,982   $ 299,231
  Royalties (including amounts from
    related parties: three months -
    1998-$8,752; 1997-$6,225; six
    months - 1998-$15,881; 1997-$13,023)     57,388      55,379    121,881     120,691
  Contract and other (including
    amounts from related parties:
    three months - 1998-$7,850;
    1997-$10,695; six months -
    1998-$15,648; 1997-$26,401)              14,056      16,659     28,921      38,068
  Interest                                   20,305      16,437     40,928      32,788
                                          ---------   ---------  ---------   ---------
     Total revenues                         268,012     233,493    532,712     490,778

Costs and expenses:
  Cost of sales (including amounts
    from related parties: three months -
    1998-$5,747; 1997-$3,664; six
    months - 1998-$11,772; 1997-$7,563)      37,150      25,567     70,771      53,252
  Research and development (including
    contract related: three months -
    1998-$10,679; 1997-$10,695; six
    months - 1998-$19,741; 1997-$26,401      92,949     110,890    191,151     233,633
  Marketing, general and administrative      80,643      63,073    155,593     125,054
  Interest                                    1,195         916      2,154       1,904
                                          ---------   ---------  ---------   ---------
    Total costs and expenses                211,937     200,446    419,669     413,843

Income before taxes                          56,075      33,047    113,043      76,935

Income tax provision                         15,701       9,253     31,652      21,542
                                          ---------   ---------  ---------   ---------
Net income                                $  40,374   $  23,794  $  81,391   $  55,393
                                          =========   =========  =========   =========
Earnings per share

  Basic                                   $    0.32   $    0.19  $    0.65   $    0.45
                                          =========   =========  =========   =========
  Diluted                                 $    0.31   $    0.19  $    0.63   $    0.44
                                          =========   =========  =========   =========
Weighted average shares used to
  compute diluted earnings per share        129,775     126,425    129,291     125,842
                                          =========   =========  =========   =========

              See Notes to Condensed Consolidated Financial Statements.

                                  GENENTECH, INC.
                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (thousands)
                                    (unaudited)

                                                                   Six Months
                                                                  Ended June 30,
                                                              ----------------------
                                                                 1998        1997
                                                              ----------  ----------
Cash flows from operating activities:
  Net income                                                  $   81,391  $   55,393
  Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
   Depreciation and amortization                                  37,246      33,568
   Deferred income taxes                                          (8,480)     (4,445)
   Gain on sales of securities available-for-sale                 (5,835)     (5,836)
   Loss on sales of securities available-for-sale                    389       1,217
   Write down of securities available-for-sale                     7,193           -
   Loss on fixed asset dispositions                                    -          83
  Changes in assets and liabilities:
     Investments in trading securities                           (16,263)   (101,631)
     Receivables and other current assets                         12,458     (17,618)
     Inventories                                                    (814)     (7,724)
     Accounts payable, other current liabilities
       and other long-term liabilities                            (7,281)      6,064
                                                              ----------  ----------
  Net cash provided by (used in) operating activities            100,004     (40,929)

Cash flows from investing activities:
  Purchases of securities held-to-maturity                      (177,416)   (213,523)
  Proceeds from maturities of securities held-to-maturity        152,182     281,045
  Purchases of securities available-for-sale                    (302,359)   (204,141)
  Proceeds from sales of securities available-for-sale           162,945     237,383
  Purchases of non-marketable equity securities                   (5,425)          -
  Capital expenditures                                           (43,331)    (76,454)
  Change in other assets                                          (2,568)    (34,334)
                                                              ----------  ----------
  Net cash used in investing activities                         (215,972)    (10,024)

Cash flows from financing activities:
  Stock issuances                                                 61,451      51,420
                                                              ----------  ----------
  Net cash provided by financing activities                       61,451      51,420
                                                              ----------  ----------
Net (decrease) increase in cash and cash equivalents             (54,517)        467
  Cash and cash equivalents at beginning of period               244,469     207,264
                                                              ----------  ----------
  Cash and cash equivalents at end of period                  $  189,952  $  207,731
                                                              ==========  ==========


              See Notes to Condensed Consolidated Financial Statements.

                                   GENENTECH, INC.
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                                     (thousands)
                                     (unaudited)

                                                        June 30,        December 31,
                                                          1998             1997
                                                      ------------     ------------
ASSETS
Current assets:
  Cash and cash equivalents                           $    189,952     $    244,469
  Short-term investments                                   731,361          588,853
  Accounts receivable, net (including amounts
    from related party: 1998-$36,238;
    1997-$44,386)                                          180,086          189,245
  Inventories                                              116,840          116,026
  Prepaid expenses and other current assets                 53,878           55,325
                                                      ------------     ------------
     Total current assets                                1,272,117        1,193,918

Long-term marketable securities                            466,963          453,188
Property, plant and equipment, less accumulated
  depreciation (1998-$409,351; 1997-$376,091)              693,375          683,304
Other assets                                               174,240          177,202
                                                      ------------     ------------
Total assets                                          $  2,606,695     $  2,507,612
                                                      ============     ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                    $     29,859     $     48,992
  Income taxes payable                                      57,032           40,293
  Accrued liabilities - related party                       14,468           15,427
  Other accrued liabilities                                165,882          184,845
                                                      ------------     ------------
     Total current liabilities                             267,241          289,557

Long-term debt                                             150,000          150,000
Other long-term liabilities                                 30,435           36,830
                                                      ------------     ------------
     Total liabilities                                     447,676          476,387

Commitments and contingencies
Stockholders' equity:
  Preferred stock                                                -                -
  Special Common Stock                                         985              952
  Common Stock                                               1,532            1,532
  Additional paid-in capital                             1,525,186        1,463,768
  Retained earnings                                        592,532          511,141
  Net unrealized gain on securities
     available-for-sale                                     38,784           53,832
                                                      ------------     ------------
     Total stockholders' equity                          2,159,019        2,031,225
                                                      ------------     ------------
Total liabilities and stockholders' equity            $  2,606,695     $  2,507,612
                                                      ============     ============

            See Notes to Condensed Consolidated Financial Statements.

                                GENENTECH, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)


Note 1.     Statement of Accounting Presentation

In the opinion of Genentech, Inc. (the Company), the accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of adjustments of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three- and six-month periods ended June 30, 1998 and 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. The condensed consolidated balance sheet as of December 31, 1997 has been derived from the audited financial statements as of that date. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report to Stockholders for the year ended December 31, 1997.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.


Note 2.     New Accounting Standards

The Company adopted Statement of Financial Accounting Standards (FAS) No. 128, "Earnings Per Share," for the year ended December 31, 1997. All earnings per share (EPS) and share amounts for all periods presented have been restated to comply with FAS 128. The following is a reconciliation of the numerator and denominators of the basic and diluted EPS computations for the three- and six-month periods ended June 30, 1998 and 1997 (in thousands).

                                      Three Months          Six Months
                                     Ended June 30,        Ended June 30,
                                   ------------------    -------------------
                                      1998      1997        1998       1997
                                   --------  --------    --------  ---------
Numerator:
 Net income - numerator for
  basic and diluted EPS:           $ 	40,374  $ 	23,794    $ 81,391  $ 55,393
                                   --------  --------    --------  --------
Denominator:
 Denominator for basic EPS--
  weighted-average shares           125,601   122,808	     125,179	   122,389

 Effect of dilutive securities:
  Stock options                       4,174     3,617	       4,112     3,453
                                   --------  --------    --------  --------
 Denominator for diluted EPS
 --adjusted weighted-average
   shares and assumed conversions   	129,775   126,425	     129,291	   125,842
                                   ========  ========    ========  ========

Options to purchase 1,580,150 shares of Special Common Stock between $68.19 per share and $68.38 per share were outstanding in the six-month period ended June 30, 1998, and options to purchase 147,900 shares of Special Common Stock at $58.38 per share and 182,105 shares of Special Common Stock between $57.38 per share and $58.38 per share were outstanding in the three- and six-month periods ended June 30, 1997, respectively, but were not included in the computations of diluted EPS because the options were anti-dilutive.

In the three- and six-month periods ended June 30, 1998 and 1997, the Company had convertible subordinated debentures that were convertible to 1,013,514 shares of Special Common Stock, but were not included in the computations of diluted EPS because they were anti-dilutive.

The Financial Accounting Standards Board (the FASB) issued FAS 130, "Reporting Comprehensive Income," and FAS 131, "Disclosures about Segments of an Enterprise and Related Information," in June 1997, which require additional disclosures to be adopted by December 31, 1998. Under FAS 130, the Company is required to display comprehensive income and its components as part of the Company's full set of financial statements. Comprehensive income is comprised of net income and other comprehensive income. The measurement and presentation of net income will not change. Other comprehensive income includes certain changes in equity of the Company that are excluded from net income. Specifically, FAS 130 requires unrealized holding gains and losses on the Company's available-for-sale securities, which are currently reported separately in stockholders' equity, to be included in other comprehensive income. For the three months ended June 30, 1998 and 1997, total comprehensive income was $20.2 million and $20.0 million, respectively. For the six months ended June 30, 1998 and 1997, total comprehensive income was $66.3 million and $45.7 million, respectively.

FAS 131 requires that the Company report financial and descriptive information about its reportable operating segments. The Company is evaluating the impact on its disclosures.

In June 1998, the FASB issued FAS 133, "Accounting for Derivative Instruments and Hedging Activities, " effective beginning in the first quarter of 2000. FAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires companies to recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting under FAS 133. The Company is currently evaluating the impact of FAS 133 on its financial position and results of operations.


Note 3.     Relationship with Roche Holdings, Inc.

On October 25, 1995, the Company and Roche Holdings, Inc. (Roche) entered into a new agreement (the Agreement) to extend until June 30, 1999, Roche's option to cause the Company to redeem (call) the outstanding Special Common Stock of the Company at predetermined prices. Should the call be exercised, Roche will concurrently purchase from the Company a like number of shares of Common Stock for a price equal to the Company's cost to redeem the Special Common Stock. During the quarter beginning July 1, 1998, the call price is $78.00 per share and increases by $1.50 per share each quarter through the end of the option period on June 30, 1999, on which date the price will be $82.50 per share. If Roche does not cause the redemption as of June 30, 1999, the Company's stockholders will have the option (the put) to cause the

Company to redeem none, some or all of their shares of Special Common Stock at $60.00 per share (and Roche will concurrently provide the necessary redemption funds to the Company by purchasing a like number of shares of Common Stock at $60.00 per share) within thirty business days commencing July 1, 1999. Roche Holding Ltd, a Swiss corporation, has guaranteed Roche's obligation under the put.

In the event that sufficient shares of the Company's Special Common Stock are tendered pursuant to the put to result in Roche owning at least 85% of the total outstanding shares of the Company's outstanding equity, the Company has in place an Incentive Units Program (the Program) that would result in amounts becoming payable to eligible employees if specified performance benchmarks are achieved by the Company during the term of the Program. These amounts would vary depending on which benchmarks are achieved. At June 30, 1998, no such amounts were payable under the Program.

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

Under the Agreement, independent of its right to cause the Company to redeem the Special Common Stock, Roche may increase its ownership of the Company up to 79.9% by making purchases on the open market. Roche held approximately 66.0% of the outstanding common equity of the Company as of June 30, 1998.

Contract revenue for the reimbursement of ongoing development expenses for nerve growth factor (NGF), for which HLR exercised its development option under the License Agreement in 1996, was $4.2 million and $8.8 million for the three- and six-month periods ended June 30, 1998.


Note 4.     Legal Proceedings

The Company is a party to various legal proceedings, including patent infringement cases involving human growth hormone products and Activase, registered trademark, product liability cases involving Protropin, registered trademark, and other matters. In July 1997, an action was filed in the U.S. District Court for the Northern District of California alleging that the Company's manufacture, use and sale of its Nutropin, registered trademark, human growth hormone products infringed a patent (the Goodman Patent) owned by the Regents of the University of California (UC). This action is substantially the same as a previous action filed in 1990 against the Company by UC alleging that the Company's manufacture, use and sale of its Protropin human growth hormone products infringed the Goodman Patent. The 1997 case has been stayed pending the conclusion of the 1990 case, which is expected to commence trial on February 1, 1999. In 1995, the Company received and responded to grand jury document subpoenas from the U.S. District Court for the Northern District of California for documents relating to the Company's past clinical, sales and marketing activities associated with human growth hormone. In February 1997 and February 1998, the Company received grand jury document subpoenas from the same court related to the same subject matter. The government is actively investigating this matter, and the Company believes that it is a subject of that investigation. Certain employees and an ex-employee received letters from the government informing them that they are targets of the investigation.

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


Note 5.     Inventories

Inventories are summarized below:

                                           June 30,       December 31,
                                            1998              1997
                                        ------------      ------------
                                                  (thousands)
         Raw materials and supplies     $  13,152          $  17,544
         Work in process                   91,660             84,831
         Finished goods                    12,028             13,651
                                        ---------          ---------
                Total                   $ 116,840          $ 116,026
                                        =========          =========

Note 6.     Subsequent Events

On July 6, 1998, the Company entered into an agreement with HLR to provide HLR exclusive marketing rights outside of the U.S. for Herceptin, registered trademark, (Trastuzumab). Under the agreement, HLR paid a $40.0 million up-front fee and has agreed to pay cash milestones tied to product development activities, to contribute equally with the Company on global development costs and to make royalty payments on product sales.

Also in July 1998, the Company and Novo Nordisk A/S (Novo) agreed to settle a lawsuit brought in October 1997 by Novo in the U.S. District Court for the District of New Jersey alleging infringement of a patent held by Novo relating to the Company's manufacture, use and sale of its Nutropin human growth hormone products, and a lawsuit brought by the Company in the U.S. District Court for the Southern District of New York relating to the Company's patents for human growth hormone and insulin. Under the settlement agreement, Novo and the Company will cross-license worldwide certain patents relating to human growth hormone. At the end of August 1998, Novo will receive a worldwide license under the Company patents relating to insulin and the Company will receive certain payments.

                   INDEPENDENT ACCOUNTANTS' REVIEW REPORT



The Board of Directors and Stockholders
Genentech, Inc.


We have reviewed the accompanying condensed consolidated balance sheet of Genentech, Inc. as of June 30, 1998, and the related condensed consolidated statements of income for the three-month and six-month periods ended June 30, 1998 and 1997, and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 1998 and 1997. These financial statements are the responsibility of the Company's management.

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

San Jose, California
July 10, 1998

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

As a result of the License Agreement, contract revenue for the quarter ended June 30, 1998, and on a year-to-date basis totaled $4.2 million and $8.8 million for the reimbursement of ongoing development expenses related to nerve growth factor (NGF), for which HLR exercised its development option under the License Agreement in 1996.


RESULTS OF OPERATIONS
(dollars in millions, except per share amounts)

                               Three Months Ended              Six Months Ended
                                     June 30,                      June 30,
                               ------------------             ------------------
REVENUES                         1998       1997    % Change    1998       1997   % Change
----------------------------   -------    -------  --------   -------    -------  --------
Revenues                       $ 268.0    $ 233.5     15%     $ 532.7    $ 490.8       9%
                               =======    =======  ========   =======    =======  ========
PRODUCT SALES
----------------------------
Activase                       $  54.1    $  68.3    (21)%    $ 109.8    $ 143.3     (23)%
Protropin, Nutropin
  and Nutropin AQ                 62.3       55.6     12        113.2      111.5       2
Pulmozyme                         24.1       20.2     19         43.6       42.5       3
Rituxan                           34.8        -        -         72.5        -         -
Actimmune                          1.0        0.9     11          1.9        1.9       0
                               -------    -------  --------   -------    -------  --------
  Total product sales          $ 176.3    $ 145.0     22%     $ 341.0    $ 299.2      14%
                               =======    =======  ========   =======    =======  ========

Rituxan, trademark, (Rituximab) was approved by the FDA in November 1997 for the treatment of patients with relapsed or refractory low-grade or follicular, CD20-positive B-cell non-Hodgkin's lymphoma, a cancer of the immune system. Net sales of Rituxan were $34.8 million and $37.7 million in the first and second quarter of 1998, respectively. Although not enough time has passed for these figures to be indicative of the future trend of Rituxan sales, the Company believes that the initial pent-up demand reflected in sales for the fourth quarter of 1997 and the first quarter of 1998 is being replaced by demand from increased use. Rituxan was co-developed by the Company and IDEC Pharmaceuticals Corporation (IDEC), from whom the Company licenses Rituxan.

During the first quarter of 1998, the Company received FDA approval for the large-scale (12,000-liter) manufacture of Rituxan. The Rituxan that the Company manufactures will supplement the Rituxan manufactured by IDEC for the Company. During the second quarter, the Company's and IDEC's partner HLR received approval from the European Commission to market Rituxan under the tradename MabThera, trademark, for marketing in the European Union. MabThera was approved for treating non-Hodgkin's lymphoma patients who have had two or more relapses or are resistant to chemotherapy. HLR holds marketing rights for MabThera outside of the U.S. and Japan. HLR has agreed to pay to the Company royalties and a mark-up on MabThera supplied to HLR.

Net sales of Activase, registered trademark, (Alteplase, recombinant), a tissue plasminogen activator (t-PA), decreased in the three- and six-month periods ended June 30, 1998 from the comparable periods in 1997. These decreases were primarily due to a decline in market share as a result of competition from Centocor, Inc.'s (Centocor) Retavase, registered trademark. These decreases also resulted, to a lesser extent, from a decline in the size of the thrombolytic market due to increasing use of angioplasty and from a decrease in the available commercial market due to patients receiving therapy through two large ongoing Phase III clinical trials. Even though Activase's market share and the thrombolytic market size declined from the prior year, the market share and size during 1998 have remained constant.

In March 1998, the Company received two new patents related to variant forms of t-PA. Based on these patents, the Company filed an infringement action against Centocor in the Northern District of California which alleges that Centocor's sale, offer for sale, use in, and importation into, the U.S. of Retavase (Reteplase, recombinant), a t-PA, infringes these two new patents of the Company. The Company is seeking a permanent injunction and damages.

In early July 1998, the Company and partner Boehringer Ingelheim GmbH announced preliminary findings from the European Cooperative Acute Stroke Study II (ECASS II) in stroke patients presenting within 0 to 6 hours of symptom onset. This study failed to show a statistically significant clinical benefit in stroke patients treated with Actilyse, registered trademark, (the European tradename for Alteplase, recombinant) compared to placebo. The Company's Activase (the U.S. tradename for Alteplase, recombinant) is approved for the treatment of acute ischemic stroke within 3 hours of symptom onset.

Also in July 1998, the Company announced that the Data Safety Monitoring Board (DSMB) of its U.S. clinical trial ATLANTIS (Alteplase ThromboLysis for Acute Noninterventional Therapy in Ischemic Stroke), recommended termination of the study. ATLANTIS is a placebo-controlled, double-blinded pivotal study observing Activase in acute ischemic stroke patients three to five hours from symptom onset. As a result of the DSMB's recommendation, the Company has decided not to file for a label extension for Activase in acute ischemic stroke beyond the currently approved three-hour window.

Net sales of the Company's three growth hormone products - Protropin, registered trademark, (somatrem for injection), Nutropin, registered trademark, [somatropin (rDNA origin) for injection] and Nutropin AQ, registered trademark, [somatropin (rDNA origin) injection] - increased in the three- and six-month periods ended June 30, 1998 from the comparable periods in 1997. These increases primarily reflect fluctuations in distributors' ordering patterns and treatment of new adult patients with growth hormone deficiency following regulatory approval of Nutropin and Nutropin AQ for this indication in December 1997.

Net sales of Pulmozyme, registered trademark, (dornase alfa) increased in the three- and six-month periods ended June 30, 1998 from the comparable periods in 1997 primarily due to fluctuations in ordering patterns and new patients in all age groups, including very young patients following regulatory approval for this age group. In February 1998, the Company received approval from the U.S. Food and Drug Administration (FDA) for a label extension for Pulmozyme. With this revised labeling, Pulmozyme may now also be used to treat very young children with cystic fibrosis, ages three months to four years, adding to the product's previous approvals for patients five years of age and older.

During the quarter ended June 30, 1998, the Company licensed U.S. marketing and development rights to interferon gamma, including Actimmune, registered trademark, (Interferon gamma-1b), to Connetics Corporation. Following a transition period, the Company will no longer sell Actimmune.

                              Three Months Ended               Six Months Ended
                                    June 30,                       June 30,
ROYALTIES, CONTRACT AND       ------------------              ------------------
OTHER, AND INTEREST INCOME      1998       1997    % Change     1998       1997    % Change
----------------------------  -------    -------   --------   -------    -------   --------
Royalties                     $  57.4    $  55.4        4%    $ 121.9    $ 120.7        1%
Contract and other               14.0       16.7      (16)       28.9       38.1      (24)
Interest income                  20.3       16.4       24        40.9       32.8       25

Royalty revenues increased in the second quarter of 1998 from the second quarter of 1997 due to higher royalties from HLR. On a year-to-date basis, royalty revenues were comparable to last year. Although royalty revenues in 1998 were higher than last year due to higher licensee sales, this increase was offset by the reversal of reserves against certain royalty revenues in the first quarter of 1997. See also above discussion of Rituxan and new Roche royalties related to Rituxan.

Contract and other revenues decreased in the second quarter of 1998 from the comparable period in 1997 due to higher gains on the sale of biotechnology equity securities in the second quarter of 1997 partly offset by higher contract revenues from collaborators in 1998. On a year-to-date basis compared to last year, contract and other revenues were lower primarily as a result of fluctuations in contract revenues from HLR. Two projects, Rituxan and IGF-I, for which HLR exercised its development option in 1996, have wound down. Rituxan was commercialized in the fourth quarter of 1997 and IGF-I in Type I and II diabetes mellitus was discontinued in September 1997.

Interest income increased in the second quarter of 1998 and on a year-to-date basis from the comparable periods in 1997 primarily due to a higher portfolio balance. The total investment portfolio, consisting of cash and cash equivalents, and short- and long-term marketable securities, increased to $1,388.3 million as of June 30, 1998 from $1,156.9 million as of June 30, 1997 and from $1,286.5 million as of December 31, 1997.

                              Three Months Ended              Six Months Ended
                                    June 30,                      June 30,
                              ------------------             ------------------
COSTS AND EXPENSES              1998       1997    % Change    1998       1997    % Change
----------------------------  -------    -------   --------  -------    -------   --------
Cost of sales                 $  37.2    $  25.6       45%   $  70.8    $  53.3       33%
Research and development         92.9      110.9      (16)     191.1      233.6      (18)
Marketing, general and
  administrative                 80.6       63.0       28      155.5      125.0       24
Interest expense                  1.2        0.9       33        2.2        1.9       16
                              -------    -------   --------  -------    -------   --------
  Total costs and expenses    $ 211.9    $ 200.4        6%   $ 419.6    $ 413.8        1%
                              =======    =======   ========  =======    =======   ========

Cost of sales increased in the second quarter of 1998 and on a year-to-date basis from the comparable periods in 1997 primarily as a result of a shift in the product mix, including the introduction of Rituxan and higher costs.

Research and development expenses decreased in the second quarter of 1998 and on a year-to-date basis from the comparable periods in 1997 primarily due to fewer large late-stage clinical trials in 1998. On a year-to-date basis for 1998, the Company invested approximately 36% of revenues into R&D compared to 48% in the comparable period in 1997. This percentage decrease reflects the Company's goal to decrease R&D spending as a percent of revenues as products progress through late-stage clinical trials and revenues increase.

Marketing, general and administrative (MG&A) expenses increased in the second quarter of 1998 and on a year-to-date basis from the comparable periods in 1997. These increases were due to higher marketing and sales (M&S) expenses related to the introduction of Rituxan and the resultant profit sharing with IDEC and as a result of competitive conditions with other marketed products.

                             Three Months Ended              Six Months Ended
                                   June 30,                      June 30,
                             ------------------            ------------------
INCOME TAXES                   1998       1997   % Change    1998       1997   % Change
---------------------------  -------    -------  --------  -------    -------  --------
Income Taxes                 $  15.7    $   9.3      69%   $  31.7    $  21.6      47%

The Company's effective income tax rate for the second quarter of 1998 and on a year-to-date basis was 28% which was the same as the comparable periods in 1997. The effective tax rate in each period was less than the U.S. statutory rate of 35% primarily due to research and development tax credits.

                             Three Months Ended             Six Months Ended
                                   June 30,                     June 30,
                             ------------------            ------------------
NET INCOME                     1998       1997   % Change    1998       1997   % Change
--------------------------  --------    -------  --------  -------    -------  --------
Net income                  $   40.4    $  23.8      70%   $  81.4    $  55.4      47%
Earnings per share:
  Basic                     $   0.32    $  0.19            $  0.65    $  0.45
  Diluted                   $   0.31    $  0.19            $  0.63    $  0.44

The increase in net income in the second quarter of 1998 and on a year-to-date basis from the comparable periods in 1997 was driven primarily by sales of Rituxan and lower R&D; partially offset by a decrease in Activase sales, higher M&S expenses and higher cost of sales.

LIQUIDITY AND CAPITAL
  RESOURCES                         June 30, 1998        December 31, 1997
---------------------------      -------------------    -------------------
Cash and cash equivalents,            $ 1,388.3               $ 1,286.5
  short-term investments
  and long-term marketable
  securities

Working capital                       $ 1,004.9                   904.4

Cash generated from operations, maturities of investments and stock issuances were used to make investments in marketable securities and capital additions.

Cash and cash equivalents at June 30, 1998, were higher by $101.8 million compared to December 31, 1997, and working capital increased by $100.5 million in the first half of 1998.

Capital expenditures totaled $43.3 million in the first half of 1998 compared to $76.5 million in the comparable period of 1997. The decrease in 1998 compared to 1997 was due to the completion of certain construction projects to improve existing manufacturing, laboratory and office facilities.


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

Product Sales: The Company's product sales may vary from period to period for several reasons including, but not limited to: the overall competitive environment for the Company's products; the amount of sales to customers in the U.S.; the amount and timing of the Company's sales to HLR; the timing and volume of bulk shipments to licensees; the availability of third-party reimbursements for the cost of therapy; the effectiveness and safety of the products; the rate of adoption and use of the Company's products for approved indications and additional indications; and the potential introduction of new products, including Herceptin, registered trademark, (Trastuzumab), which the Company filed during the quarter under Fast Track review for regulatory approval, and additional indications for existing products in 1998 and beyond.

Competition: The Company faces growing competition in two of its therapeutic markets. Activase lost market share and could lose additional market share in the thrombolytic market to Centocor's Retavase and the resulting adverse effect on sales could be material. Retavase received FDA approval in October 1996 for the treatment of acute myocardial infarction (AMI). In addition, there is an increasing use of angioplasty in lieu of thrombolytic therapy for the treatment of AMI, which is expected to continue. In the growth hormone market, the Company continues to face increased competition from five other companies with growth hormone products. Three of these competitors have also received approval to market their existing human growth hormone products for additional indications. The Company expects that such competition could have an adverse effect on its sales of Protropin, Nutropin and Nutropin AQ and such effect could be material.

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

The Company currently has several products in late-stage clinical testing and anticipates that its R&D expenses will continue at a high percentage of revenues over the short-term though they are expected to decline in 1998 from 1997 levels. Over the long-term, as revenues increase, R&D as a percent of revenues should decrease to the 20% to 25% range. Factors affecting the Company's R&D expenses include, but are not limited to: the outcome of clinical trials currently being conducted, the number of products entering into development from late-stage research, in-licensing activities, including the timing and amount of related development funding or milestone payments, and future levels of revenues.

In December 1997, the Company and Alteon Inc. (Alteon) entered into a collaborative agreement to develop and market pimagedine, an advanced glycosylation end-product formation inhibitor. Based on the recommendations of an External Safety Monitoring Committee, with which the FDA and the Company concurred, in the first quarter of 1998, Alteon discontinued a Phase III clinical trial of pimagedine in Type II diabetics with progressive kidney disease and is continuing a Phase III trial of pimagedine in Type I diabetics with progressive kidney disease. A third Phase III trial in diabetic patients with end-stage renal disease is ongoing.

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

The Company has developed a strategy to address the potential exposures related to the impact on its computer systems for the Year 2000 and beyond. An inventory of key financial, informational and operational systems has been completed. Detailed plans for implementation and testing of any necessary modifications to these key computer systems to ensure they are Year 2000 compliant have been or are in process of being developed to address computer system problems as required by December 31, 1999. The Company believes that with these detailed plans and completed modifications, the Year 2000 issue will not pose significant operational problems for its computer systems. However, if such modifications and conversions are not made, or are not completed in a timely fashion, the Year 2000 issue could have a material impact on the operations of the Company.

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

Roche Holdings, Inc.: At June 30, 1998, Roche held approximately 66.0% of the Company's outstanding common equity. The Company expects to continue to have material transactions with Roche, including royalty and contract revenues, product sales and joint product development costs.

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

     Equity Investment Securities - As part of its strategic alliance efforts, the Company invests in equity securities of biotechnology companies that are subject to fluctuations from market value changes in stock prices. To mitigate this risk, certain equity securities are hedged with costless collars. A costless collar is a purchased put option and a written call option in which the cost of the purchased put and the proceeds of the written call offset each other; therefore, there is no initial cost or cash outflow for these instruments at the time of purchase. The purchased put protects the Company from a decline in the market value of the security below a certain minimum level (the put "strike" level); while the call effectively limits the Company's potential to benefit from an increase in the market value of the security above a certain maximum level (the call "strike" level). In addition, as part of its strategic alliance efforts, the Company has made interest bearing loans that are convertible into the equity securities of the debtor.

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

See Item 3 of the Company's report on Form 10-K for the period ended December 31, 1997.

See also Item 1 of the Company's report on Form 10-Q for the period ended March 31, 1998.

See also the Legal Proceedings and Subsequent Events notes in the Notes to Condensed Consolidated Financial Statements of Part I.


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company's Annual Meeting of Stockholders, held on April 30, 1998, two matters were voted upon. A description of each matter and tabulation of votes follows:

   1.   Election of five directors:

                                                 Votes
                                     ----------------------------
                Nominee                   For          Withheld
        -----------------------      ------------     -----------

        Franz B. Humer                111,743,535       4,453,091
        Jonathan K.C. Knowles         115,522,912         673,714
        Arthur D. Levinson            115,693,449         503,177
        Donald L. Murfin              115,757,658         438,968
        John T. Potts, Jr.            115,744,089         452,537

        There were no abstentions or broker nonvotes.

        The terms of directors Boyer, Fayne Levinson, Munro, Smith and Tappan continued after the Annual Meeting of Stockholders.


   2.   Ratification of Ernst & Young, LLP as the Company's
        Independent Accountants for the year ending December 31, 1998:

                                  Votes
            ----------------------------------------
                For          Against       Abstain
            -----------    -----------   -----------
            116,039,036         57,247       100,343

        There were no broker nonvotes.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            (a)  Exhibits

                 15.1   Letter re:   Unaudited Interim Financial Information

                 27.1   Financial Data Schedule


            (b)  Reports on Form 8-K

                 There were no reports on Form 8-K filed during the quarter ended June 30, 1998.



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


   Date:  August 11, 1998                           GENENTECH, INC.



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