Form 10-Q
period 1998-09-30
GENENTECH INC
filed 1998-10-16
CIK 318771

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                   FORM 10-Q

(Mark One)

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended September 30, 1998.

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                                         Number of Shares Outstanding
-----                                         ----------------------------
Common Stock $.02 par value                   76,621,009
(Common Stock)                                Outstanding at September 30, 1998

Callable Putable Common Stock $.02 par value  49,791,860
(Special Common Stock)                        Outstanding at September 30, 1998

                                 GENENTECH, INC.
                                      INDEX

PART I.     FINANCIAL INFORMATION                                    PAGE NO.
Condensed Consolidated Statements of Income -
for the three months and nine months ended
September 30, 1998 and 1997                                             3

Condensed Consolidated Statements of Cash Flows -
for the nine months ended September 30, 1998 and 1997                   4

Condensed Consolidated Balance Sheets -
September 30, 1998 and December 31, 1997                                5

Notes to Condensed Consolidated Financial Statements                  6-9

Independent Accountants' Review Report                                 10

Financial Review                                                    11-20

PART II.     OTHER INFORMATION                                         21

SIGNATURES                                                             22



PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                                 GENENTECH, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (thousands, except per share amounts)
                                   (unaudited)

                                               Three Months          Nine Months
                                           Ended September 30,    Ended September 30,
                                          ---------------------  ---------------------
                                             1998        1997       1998        1997
                                          ---------   ---------  ---------   ---------
Revenues:
  Product sales (including amounts
    from related parties: three months -
    1998-$8,122; 1997-$5,720; nine
    months - 1998-$21,295; 1997-$14,718)  $ 163,100   $ 142,306  $ 504,082   $ 441,537
  Royalties (including amounts from
    related parties: three months -
    1998-$9,167; 1997-$5,385; nine
    months - 1998-$25,048; 1997-$18,408)     60,725      59,632    182,606     180,323
  Contract and other (including
    amounts from related parties:
    three months - 1998-$43,010;
    1997-$29,910; nine months -
    1998-$58,658; 1997-$56,311)              66,113      29,385     95,034      67,453
  Interest                                   23,992      17,594     64,920      50,382
                                          ---------   ---------  ---------   ---------
     Total revenues                         313,930     248,917    846,642     739,695

Costs and expenses:
  Cost of sales (including amounts
    from related parties: three months -
    1998-$5,596; 1997-$4,750; nine
    months - 1998-$17,368; 1997-$12,313)     35,351      26,565    106,122      79,817
  Research and development (including
    contract related: three months -
    1998-$6,825; 1997-$29,910; nine
    months - 1998-$26,566; 1997-$56,311)     99,862     118,146    291,013     351,779
  Marketing, general and administrative      89,544      65,450    245,137     190,504
  Interest                                    1,148         542      3,302       2,446
                                          ---------   ---------  ---------   ---------
    Total costs and expenses                225,905     210,703    645,574     624,546

Income before taxes                          88,025      38,214    201,068     115,149

Income tax provision                         24,647       6,092     56,299      27,634
                                          ---------   ---------  ---------   ---------
Net income                                $  63,378   $  32,122  $ 144,769   $  87,515
                                          =========   =========  =========   =========
Earnings per share

  Basic                                   $    0.50   $    0.26  $    1.15   $    0.71
                                          =========   =========  =========   =========
  Diluted                                 $    0.49   $    0.25  $    1.12   $    0.69
                                          =========   =========  =========   =========
Weighted average shares used to
  compute diluted earnings per share        129,948     126,677    129,510     126,120
                                          =========   =========  =========   =========

              See Notes to Condensed Consolidated Financial Statements.

                                   GENENTECH, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (thousands)
                                     (unaudited)

                                                                   Nine Months
                                                                Ended September 30,
                                                              ----------------------
                                                                 1998        1997
                                                              ----------  ----------
Cash flows from operating activities:
  Net income                                                  $  144,769  $   87,515
  Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation and amortization                                  57,417      49,887
   Deferred income taxes                                          (4,677)     (4,445)
   Gain on sales of securities available-for-sale                 (5,839)     (6,641)
   Loss on sales of securities available-for-sale                    669       1,821
   Write down of securities available-for-sale                    14,550           -
   Loss on fixed asset dispositions                                  730         318
  Changes in assets and liabilities:
     Investments in trading securities                           (23,028)   (107,150)
     Receivables and other current assets                         59,116     (10,301)
     Inventories                                                  (7,860)     (6,950)
     Accounts payable, other current liabilities
       and other long-term liabilities                            43,334      32,067
                                                              ----------  ----------
  Net cash provided by operating activities                      279,181      36,121

Cash flows from investing activities:
  Purchases of securities held-to-maturity                      (327,690)   (360,698)
  Proceeds from maturities of securities held-to-maturity        353,029     396,543
  Purchases of securities available-for-sale                    (586,328)   (297,730)
  Proceeds from sales of securities available-for-sale           321,573     301,507
  Purchases of non-marketable equity securities                  (13,575)          -
  Capital expenditures                                           (61,740)   (121,350)
  Change in other assets                                         (11,291)    (33,822)
                                                              ----------  ----------
  Net cash used in investing activities                         (326,022)   (115,550)

Cash flows from financing activities:
  Stock issuances                                                 81,638      67,116
                                                              ----------  ----------
  Net cash provided by financing activities                       81,638      67,116
                                                              ----------  ----------
Net increase (decrease) in cash and cash equivalents              34,797     (12,313)
  Cash and cash equivalents at beginning of period               244,469     207,264
                                                              ----------  ----------
  Cash and cash equivalents at end of period                  $  279,266  $  194,951
                                                              ==========  ==========

              See Notes to Condensed Consolidated Financial Statements.

                                   GENENTECH, INC.
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                                     (thousands)
                                     (unaudited)

                                                      September 30,    December 31,
                                                          1998             1997
                                                      ------------     ------------
ASSETS
Current assets:
  Cash and cash equivalents                           $    279,266     $    244,469
  Short-term investments                                   708,519          588,853
  Accounts receivable, net (including amounts
    from related party: 1998-$23,360
    1997-$44,386)                                          135,127          189,245
  Inventories                                              123,886          116,026
  Prepaid expenses and other current assets                 55,135           55,325
                                                      ------------     ------------
     Total current assets                                1,301,933        1,193,918

Long-term marketable securities                            566,052          453,188
Property, plant and equipment, less accumulated
  depreciation (1998-$426,702; 1997-$376,091)              692,876          683,304
Other assets                                               187,391          177,202
                                                      ------------     ------------
Total assets                                          $  2,748,252     $  2,507,612
                                                      ============     ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                    $     30,125     $     48,992
  Income taxes payable                                      79,982           40,293
  Accrued liabilities - related party                       13,996           15,427
  Other accrued liabilities                                193,067          184,845
                                                      ------------     ------------
     Total current liabilities                             317,170          289,557

Long-term debt                                             150,000          150,000
Other long-term liabilities                                 33,001           36,830
                                                      ------------     ------------
     Total liabilities                                     500,171          476,387

Commitments and contingencies
Stockholders' equity:
  Preferred stock                                                -                -
  Special Common Stock                                         996              952
  Common Stock                                               1,532            1,532
  Additional paid-in capital                             1,545,362        1,463,768
  Retained earnings                                        655,910          511,141
  Net unrealized gain on securities
     available-for-sale                                     44,281           53,832
                                                      ------------     ------------
     Total stockholders' equity                          2,248,081        2,031,225
                                                      ------------     ------------
Total liabilities and stockholders' equity            $  2,748,252     $  2,507,612
                                                      ============     ============

            See Notes to Condensed Consolidated Financial Statements.

                                GENENTECH, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)


Note 1.     Statement of Accounting Presentation

In the opinion of Genentech, Inc. (the Company), the accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of adjustments of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three- and nine-month periods ended September 30, 1998 and 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. The condensed consolidated balance sheet as of December 31, 1997 has been derived from the audited financial statements as of that date. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report to Stockholders for the year ended December 31, 1997.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.


Note 2.     New Accounting Standards

The Company adopted Statement of Financial Accounting Standards (FAS) No. 128, "Earnings Per Share," for the year ended December 31, 1997. All earnings per share (EPS) and share amounts for all periods presented have been restated to comply with FAS 128. The following is a reconciliation of the numerator and denominators of the basic and diluted EPS computations for the three- and nine-month periods ended September 30, 1998 and 1997 (in thousands).

                                      Three Months          Nine Months
                                   Ended September 30,   Ended September 30,
                                   ------------------    ------------------
                                      1998      1997        1998      1997
                                   --------  --------    --------  --------
Numerator:
 Net income - numerator for
  basic and diluted EPS:           $ 63,378  $ 	32,122    $144,769  $ 87,515
                                   --------  --------    --------  --------
Denominator:
 Denominator for basic EPS--
  weighted-average shares           126,080   123,415	     125,480	   122,731

 Effect of dilutive securities:
  Stock options                       3,868     3,262	       4,030     3,389
                                   --------  --------    --------  --------
 Denominator for diluted EPS
 --adjusted weighted-average
   shares and assumed conversions   129,948   126,677	     129,510	   126,120
                                   ========  ========    ========  ========

Options to purchase 1,563,950 shares of Special Common Stock between $68.19 per share and $68.38 per share were outstanding in the nine-month period ended September 30, 1998, and options to purchase 147,900 shares of Special Common Stock at $58.38 per share and 182,905 shares of Special Common Stock between $57.38 per share and $58.38 per share were outstanding in the three- and nine-month periods ended September 30, 1997, respectively, but were not included in the computations of diluted EPS because the options were anti-dilutive.

In the three- and nine-month periods ended September 30, 1998 and 1997, the Company had convertible subordinated debentures that were convertible to 1,013,514 shares of Special Common Stock, but were not included in the computations of diluted EPS because they were anti-dilutive.

The Financial Accounting Standards Board (the FASB) issued FAS 130, "Reporting Comprehensive Income," and FAS 131, "Disclosures about Segments of an Enterprise and Related Information," in June 1997, which require additional disclosures to be adopted by December 31, 1998. Under FAS 130, the Company is required to display comprehensive income and its components as part of the Company's full set of financial statements. Comprehensive income is comprised of net income and other comprehensive income. The measurement and presentation of net income will not change. Other comprehensive income includes certain changes in equity of the Company that are excluded from net income. Specifically, FAS 130 requires unrealized holding gains and losses on the Company's available-for-sale securities, which are currently reported separately in stockholders' equity, to be included in other comprehensive income. For the three-month periods ended September 30, 1998 and 1997, total comprehensive income was $68.9 million and $57.1 million, respectively. For the nine-month periods ended September 30, 1998 and 1997, total comprehensive income was $135.2 million and $102.8 million, respectively.

FAS 131 establishes annual and interim reporting standards for an enterprise's operating segments and related disclosures about its products, services, geographic areas and major customers. The impact of FAS 131 will be limited to the form and content of the Company's disclosures.

In June 1998, the FASB issued FAS 133, "Accounting for Derivative Instruments and Hedging Activities," effective beginning in the first quarter of 2000.
FAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires companies to recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting under FAS 133. The Company is currently evaluating the impact of FAS 133 on its financial position and results of operations.


Note 3.     Relationship with Roche Holdings, Inc.

On October 25, 1995, the Company and Roche Holdings, Inc. (Roche) entered into a new agreement (the Agreement) to extend until June 30, 1999, Roche's option to cause the Company to redeem (call) the outstanding Special Common Stock of the Company at predetermined prices. Should the call be exercised, Roche will concurrently purchase from the Company a like number of shares of Common Stock for a price equal to the Company's cost to redeem the Special Common Stock. During the quarter beginning October 1, 1998, the call price is $79.50 per share and increases by $1.50 per share each quarter through the end of the option period on June 30, 1999, on which date the price will be $82.50 per share. If Roche does not cause the redemption as of June 30,

1999, the Company's stockholders will have the option (the put) to cause the Company to redeem none, some or all of their shares of Special Common Stock at $60.00 per share (and Roche will concurrently provide the necessary redemption funds to the Company by purchasing a like number of shares of Common Stock at $60.00 per share) within thirty business days commencing July 1, 1999. Roche Holding Ltd, a Swiss corporation, has guaranteed Roche's obligation under the put.

In the event that sufficient shares of the Company's Special Common Stock are tendered pursuant to the put to result in Roche owning at least 85% of the total outstanding shares of the Company's outstanding equity, the Company has in place an Incentive Units Program (the Program) that would result in amounts becoming payable to eligible employees if specified performance benchmarks are achieved by the Company during the term of the Program. These amounts would vary depending on which benchmarks are achieved. At September 30, 1998, no such amounts were payable under the Program.

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

Under the Agreement, independent of its right to cause the Company to redeem the Special Common Stock, Roche may increase its ownership of the Company up to 79.9% by making purchases on the open market. Roche held approximately 65.7% of the outstanding common equity of the Company as of September 30, 1998.

Contract revenue for the reimbursement of ongoing development expenses for nerve growth factor (NGF), for which HLR exercised its development option under the License Agreement in 1996, was $2.9 million and $11.7 million for the three- and nine-month periods ended September 30, 1998, respectively.

On July 6, 1998, the Company entered into an agreement with HLR to provide HLR exclusive marketing rights outside of the U.S. for Herceptin, registered trademark, (Trastuzumab). Under the agreement, HLR paid a $40.0 million up-front fee and has agreed to pay cash milestones tied to product development activities, to contribute equally with the Company up to a maximum of $40.0 million on global development costs and to make royalty payments on product sales.


Note 4.     Legal Proceedings

The Company is a party to various legal proceedings, including patent infringement cases involving human growth hormone products and Activase, registered trademark, and other matters.

In July 1997, an action was filed in the U.S. District Court for the Northern District of California alleging that the Company's manufacture, use and sale of its Nutropin, registered trademark, human growth hormone products infringed a patent (the Goodman Patent) owned by the Regents of the University of California (UC). This action is substantially the same as a previous action filed in 1990 against the Company by UC alleging that the

Company's manufacture, use and sale of its Protropin, registered trademark, human growth hormone products infringed the Goodman Patent. The 1997 case has been stayed pending the conclusion of the 1990 case, which is expected to commence trial in April 1999.

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

Based upon the nature of the claims made and the information available to date to the Company and its counsel through investigations and otherwise, the Company believes the outcome of these actions is not likely to have a material adverse effect on the financial position, results of operations or cash flows of the Company. However, were an unfavorable ruling to occur in any quarterly period, there exists the possibility of a material impact on the net income of that period.


Note 5.     Inventories

Inventories are summarized below:

                                        September 30,     December 31,
                                            1998              1997
                                        -------------     ------------
                                                  (thousands)
         Raw materials and supplies      $  17,121         $  17,544
         Work in process                    90,834            84,831
         Finished goods                     15,931            13,651
                                         ---------         ---------
                Total                    $ 123,886         $ 116,026
                                         =========         =========


                   INDEPENDENT ACCOUNTANTS' REVIEW REPORT



The Board of Directors and Stockholders
Genentech, Inc.


We have reviewed the accompanying condensed consolidated balance sheet of Genentech, Inc. as of September 30, 1998, and the related condensed consolidated statements of income for the three-month and nine-month periods ended September 30, 1998 and 1997, and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 1998 and 1997. These financial statements are the responsibility of the Company's management.

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

San Jose, California
October 9, 1998

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

As a result of the License Agreement, contract revenue for the three- and nine-month periods ended September 30, 1998, totaled $2.9 million and $11.7 million, respectively, for the reimbursement of ongoing development expenses related to nerve growth factor (NGF), for which HLR exercised its development option under the License Agreement in 1996.

On July 6, 1998, the Company entered into an agreement with HLR to provide HLR exclusive marketing rights outside of the U.S. for Herceptin, registered trademark, (Trastuzumab). Under the agreement, HLR paid a $40.0 million up-front fee and has agreed to pay cash milestones tied to product development activities, to contribute equally with the Company up to a maximum of $40.0 million on global development costs and to make royalty payments on product sales.


RESULTS OF OPERATIONS
(dollars in millions, except per share amounts)

                               Three Months Ended             Nine Months Ended
                                 September 30,                  September 30,
                               ------------------             ------------------
REVENUES                         1998       1997    % Change    1998       1997   % Change
----------------------------   -------    -------  --------   -------    -------  --------
Revenues                       $ 313.9    $ 248.9      26%    $ 846.6    $ 739.7      14%
                               =======    =======  ========   =======    =======  ========
PRODUCT SALES
----------------------------
Activase                       $  45.1    $  60.7     (26)%   $ 154.9    $ 204.0     (24)%
Protropin, Nutropin
  and Nutropin AQ                 52.9       57.0      (7)      166.1      168.5      (1)
Pulmozyme                         24.7       23.8       4        68.3       66.3       3
Rituxan                           39.4        -         -       111.9        -         -
Actimmune                          1.0        0.8      25         2.9        2.7       7
                               -------    -------  --------   -------    -------  --------
  Total product sales          $ 163.1    $ 142.3      15%    $ 504.1    $ 441.5      14%
                               =======    =======  ========   =======    =======  ========

Rituxan, trademark, (Rituximab) was approved by the FDA in November 1997 for the treatment of patients with relapsed or refractory low-grade or follicular, CD20-positive B-cell non-Hodgkin's lymphoma, a cancer of the immune system. Net sales of Rituxan were $37.7 million, $34.8 million and $39.4 million in the first, second and third quarters of 1998, respectively. During the third quarter of 1998, the Company began shipping Rituxan to drug wholesalers rather than directly to customers. The sales increase over the previous quarter resulted primarily from initial stocking by wholesalers. Rituxan was co-developed by the Company and IDEC Pharmaceuticals Corporation (IDEC), from whom the Company licenses Rituxan.

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

Net sales of Activase, registered trademark, (alteplase, recombinant), a tissue plasminogen activator (t-PA), decreased in the three- and nine-month periods ended September 30, 1998 from the comparable periods in 1997. These decreases were primarily due to a decline in market share as a result of competition from Centocor, Inc.'s (Centocor) Retavase, registered trademark. These decreases also resulted, to a lesser extent, from a decline in the size of the thrombolytic market due to increasing use of angioplasty and from a temporary decrease in the available commercial market due to patients receiving therapy through two large ongoing Phase III clinical trials.

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

In early July 1998, the Company and partner Boehringer Ingelheim GmbH announced preliminary findings from the European Cooperative Acute Stroke Study II (ECASS II) in stroke patients presenting within 0 to 6 hours of symptom onset. This study failed to show a statistically significant clinical benefit in stroke patients treated with Actilyse, registered trademark, (the European tradename for alteplase, recombinant) compared to placebo. The Company's Activase (the U.S. tradename for alteplase, recombinant) is approved for the treatment of acute ischemic stroke within three hours of symptom onset.

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

Net sales of the Company's three growth hormone products - Protropin, registered trademark, (somatrem for injection), Nutropin, registered trademark, [somatropin (rDNA origin) for injection] and Nutropin AQ, registered trademark, [somatropin (rDNA origin) injection] - decreased in the three- and nine-month periods ended September 30, 1998 from the comparable periods in 1997. These decreases primarily reflect fluctuations in distributors' ordering patterns.

Net sales of Pulmozyme, registered trademark, (dornase alfa) increased slightly in the three- and nine-month periods ended September 30, 1998 from the comparable periods in 1997 primarily due to new patients in all age groups, including very young patients following regulatory approval for this age group. These increases were partly offset by lower ex-U.S. sales by HLR. In February 1998, the Company received approval from the U.S. Food and Drug Administration (FDA) for a label extension for Pulmozyme. With this revised labeling, Pulmozyme may now also be used to treat very young children with cystic fibrosis, ages three months to four years, adding to the product's previous approvals for patients five years of age and older.

In September 1998, the Company received FDA approval to market Herceptin for use in patients with metastatic breast cancer who have tumors that overexpress the HER2 (human epidermal growth factor receptor2) protein. Studies have shown that 25 to 30 percent of all women with metastatic breast cancer have HER2 overexpression, which is associated with more aggressive disease. Herceptin is the first humanized monoclonal antibody for the treatment of HER2 overexpressing metastatic breast cancer and the second U.S. approval in this new class of biotherapeutic cancer drugs. The first was Rituxan, which was approved in November of 1997. Pursuant to an agreement entered into with the Company, HLR received exclusive marketing rights to Herceptin outside of the U.S.

During the quarter ended June 30, 1998, the Company licensed U.S. marketing and development rights to interferon gamma, including Actimmune, registered trademark, (Interferon gamma-1b), to Connetics Corporation. Following a transition period, the Company will no longer sell Actimmune, but has agreed to supply bulk materials to Connetics Corporation at cost plus a mark-up.

                              Three Months Ended              Nine Months Ended
                                 September 30,                   September 30,
ROYALTIES, CONTRACT AND       ------------------              ------------------
OTHER, AND INTEREST INCOME      1998       1997    % Change     1998       1997    % Change
----------------------------  -------    -------   --------   -------    -------   --------
Royalties                     $  60.7    $  59.6        2%    $ 182.6    $ 180.3        1%
Contract and other               66.1       29.4      125        95.0       67.5       41
Interest income                  24.0       17.6       36        64.9       50.4       29


Royalty revenues in the three- and nine-month periods ended September 30, 1998 increased slightly from the comparable periods of 1997. See also above discussion of Rituxan royalties from HLR.

Contract and other revenues increased in the three- and nine-month periods ended September 30, 1998 from the comparable periods of 1997. These increases were primarily due to the contract payment from HLR for exclusive marketing rights for Herceptin, as discussed above, and the patent infringement settlement with Novo Nordisk A/S (Novo), as discussed below, partly offset by lower revenues from HLR primarily due to the discontinuation of two clinical trials.

In July 1998, the Company and Novo agreed to settle a lawsuit brought in October 1997 by Novo in the U.S. District Court for the District of New Jersey alleging infringement of a patent held by Novo relating to the Company's manufacture, use and sale of its Nutropin human growth hormone products, and a lawsuit brought by the Company in the U.S. District Court for the Southern District of New York relating to the Company's patents for human growth hormone and insulin. Under the settlement agreement, Novo and the Company agreed to cross-license worldwide certain patents relating to human growth hormone. In August 1998, Novo received a worldwide license under the Company patents relating to insulin and the Company received certain payments which were recorded in contract revenues.

Interest income increased in the three- and nine-month periods ended September 30, 1998 from the comparable periods in 1997 primarily due to a higher portfolio balance. The total investment portfolio, consisting of cash and cash equivalents, and short- and long-term marketable securities, increased to $1,553.8 million as of September 30, 1998 from $1,257.8 million as of September 30, 1997 and from $1,286.5 million as of December 31, 1997.

                              Three Months Ended             Nine Months Ended
                                 September 30,                 September 30,
                              ------------------             ------------------
COSTS AND EXPENSES              1998       1997    % Change    1998       1997    % Change
----------------------------  -------    -------   --------  -------    -------   --------
Cost of sales                 $  35.3    $  26.6       33%   $ 106.1    $  79.8       33%
Research and development         99.9      118.1      (15)     291.0      351.8      (17)
Marketing, general and
  administrative                 89.6       65.5       37      245.1      190.5       29
Interest expense                  1.1        0.5      120        3.3        2.4       38
                              -------    -------   --------  -------    -------   --------
  Total costs and expenses    $ 225.9    $ 210.7        7%   $ 645.5    $ 624.5        3%
                              =======    =======   ========  =======    =======   ========

Cost of sales increased in the three- and nine-month periods ended September 30, 1998 from the comparable periods in 1997 primarily as a result of a shift in the product mix, including the introduction of Rituxan.

Research and development (R&D) expenses decreased in the three- and nine-month periods ended September 30, 1998 from the comparable periods in 1997 primarily due to the wind-down of large late-stage clinical trials and higher costs to license technology from collaborators in 1997. For the nine-month period ended September 30, 1998, the Company invested approximately 34% of revenues in R&D compared to approximately 48% in the comparable period in 1997. This percentage decrease reflects the Company's goal to decrease R&D spending as a percent of revenues as products progress through late-stage clinical trials and revenues increase.

Marketing, general and administrative (MG&A) expenses increased in the three- and nine-month periods ended September 30, 1998 from the comparable periods in 1997. The marketing and sales (M&S) increases were driven by the introduction of Rituxan and the resultant profit sharing with IDEC, launch preparations for Herceptin, and competitive conditions with other marketed products. G&A expenses were higher as a result of the write-down of certain biotechnology equity securities and higher corporate expenses.

                             Three Months Ended             Nine Months Ended
                               September 30,                 September 30,
                             ------------------            ------------------
INCOME TAXES                   1998       1997   % Change    1998       1997   % Change
---------------------------  -------    -------  --------  -------    -------  --------
Income Taxes                 $  24.6    $   6.1     303%   $  56.3    $  27.6     104%

The Company's effective tax rate was 28% for the three- and nine-month periods ended September 30, 1998, which was higher than the effective tax rates of 16% and 24%, respectively, for the comparable periods in 1997. The tax rates for the 1997 periods reflect the legislative extension of research and development tax credits effective beginning in the third quarter of 1997. The effective tax rate in the nine-month period ended September 30, 1998, was less than the U.S. statutory rate of 35% due in part to the research and development tax credits.

                             Three Months Ended             Nine Months Ended
                               September 30,                 September 30,
                             ------------------            ------------------
NET INCOME                     1998       1997   % Change    1998       1997   % Change
--------------------------  --------    -------  --------  -------    -------  --------
Net income                  $   63.4    $  32.1      98%   $ 144.8    $  87.5      65%
Earnings per share:
  Basic                     $   0.50    $  0.26      92%   $  1.15    $  0.71      62%
  Diluted                   $   0.49    $  0.25      96%   $  1.12    $  0.69      62%

The increase in net income in the three- and nine-month periods ended September 30, 1998 from the comparable periods in 1997 was driven primarily by sales of Rituxan, higher contract and other revenues, higher interest income and lower R&D expenses; partially offset by higher MG&A expenses, higher income taxes, a decrease in Activase sales and higher cost of sales.

LIQUIDITY AND CAPITAL
  RESOURCES                       September 30, 1998      December 31, 1997
---------------------------       ------------------      -----------------
Cash and cash equivalents,            $ 1,553.8               $ 1,286.5
  short-term investments
  and long-term marketable
  securities
Working capital                       $   984.8                   904.4

Cash generated from operations, maturities of investments and stock issuances were used to make investments in marketable securities and capital additions.

Cash and cash equivalents at September 30, 1998, were higher by $267.3 million compared to December 31, 1997, and working capital increased by $80.4 million.

Capital expenditures totaled $61.7 million in the nine-month period ended September 30, 1998 compared to $121.4 million in the comparable period of 1997. The decrease in 1998 compared to 1997 was due to the completion in 1997 of certain construction projects to improve existing manufacturing and laboratory facilities, and a decreased level of construction activity related to office facilities in 1998.


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

Royalty and Contract Revenues: Royalty and contract revenues in future periods could vary significantly from 1997 levels. Major factors affecting these revenues include, but are not limited to: HLR's decisions to exercise or not to exercise its option to develop and sell the Company's future products in non-U.S. markets and the timing and amount of related development cost reimbursements, if any; variations in HLR's sales and other licensees' sales of licensed products; the expiration of royalties from Eli Lilly and Company on insulin sales which occurred in August 1998 and which have contributed substantially to past royalty revenues; fluctuations in foreign currency exchange rates; the initiation of other new contractual arrangements with other companies; the timing of non-U.S. approvals, if any, for products licensed to HLR; whether and when contract benchmarks are achieved; and the conclusion of existing arrangements with other companies and HLR.

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

Year 2000: The Company uses and relies on a wide variety of information technologies, computer systems and scientific and manufacturing equipment containing computer related components (such as programmable logic controllers and other embedded systems). Some of the Company's older computer software programs and equipment use two digit fields rather than four digit fields to define the applicable year (i.e., "98" in the computer code refers to the year "1998"). As a result, time-sensitive functions of those software programs and equipment may misinterpret dates after January 1, 2000, to refer to the twentieth century rather than the twenty-first century (i.e., "02" could be interpreted as "1902" rather than "2002"). This could cause system or equipment shutdowns, failures or miscalculations resulting in inaccuracies in computer output or disruptions of operations, including, among other things, inaccurate processing of financial information and/or temporary inabilities to process transactions, manufacture products, or engage in similar normal business activities.

The Company has developed a strategy to address the potential exposures related to the impact on its computer systems for the Year 2000 and beyond.
An inventory of key financial, informational and operational systems, including manufacturing control systems, has been completed. Detailed plans for implementation and testing of any necessary modifications to these key computer systems and equipment to ensure they are Year 2000 compliant have been or are in the final stages of being developed on a department by department basis to address computer system and equipment problems as required by December 31, 1999. The Company believes that with these detailed plans and completed modifications, the Year 2000 issue will not pose significant operational problems for its computer systems and equipment. However, if such modifications and conversions are not made, or are not completed in a timely fashion, the Year 2000 issue could have a material impact on the operations of the Company, the precise degree of which cannot be known at this time. The Company currently has no contingency plans to deal with major Year 2000 failures, though such plans will be developed over the coming quarters.

In addition to risks associated with the Company's own computer systems and equipment, the Company has relationships with, and is to varying degrees dependent upon, a large number of third parties that provide information, goods and services to the Company. These include financial institutions, suppliers, vendors, research partners and governmental entities. If significant numbers of these third parties experience failures in their computer systems or equipment due to Year 2000 non-compliance, it could affect the Company's ability to process transactions, manufacture products, or engage in similar normal business activities. While some of these risks are outside the control of the Company, the Company has instituted programs, including internal records review and use of external questionnaires, to identify key third parties, assess their level of Year 2000 compliance, update contracts and address any non-compliance issues.

The total cost of the Year 2000 systems assessments and conversions is funded through operating cash flows and the Company is expensing these costs. The Company has created a mechanism to trace certain of the costs related to the Year 2000 issue and budgeted funds to address the issues of assessment and conversion. The financial impact of making the required systems changes cannot be known precisely at this time, but it is currently expected to be less than $10.0 million. The actual financial impact could, however, exceed this estimate. These costs are not expected to be material to the Company's financial position, results of operations or cash flows.

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

Roche Holdings, Inc.: At September 30, 1998, Roche held approximately 65.7% of the Company's outstanding common equity. The Company expects to continue to have material transactions with Roche, including royalty and contract revenues, product sales and joint product development costs.

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

The Company maintains risk management control systems to monitor the risks associated with interest rates, foreign currency exchange rates and equity investment price changes, and its derivative and financial instrument positions. The risk management control systems use analytical techniques, including sensitivity analysis, and market values. Though the Company intends for its risk management control systems to be comprehensive, there are inherent risks that may only be partially offset by the Company's hedging programs should there be unfavorable movements in interest rates, foreign currency exchange rates or equity investment prices.

     Interest Rates - The Company's interest income is sensitive to changes in the general level of U.S. interest rates. In this regard, changes in U.S. interest rates affect the interest earned on the Company's cash equivalents, short-term investments, convertible equity loans, preferred stock investments and long-term investments. To mitigate the impact of fluctuations in U.S. interest rates, the Company may enter into swap transactions, which involve the receipt of fixed rate interest and the payment of floating rate interest without the exchange of the underlying principal. By investing the Company's cash in an amount equal to the notional amount of the swap contract, with a maturity date equal to the maturity date of the floating rate obligation, the Company may hedge itself from any potential earnings impact due to changes in interest rates.

     Foreign Currency Exchange Rates - The Company receives royalty revenues from licensees selling products in countries throughout the world. As a result, the Company's financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which the Company's licensed products are sold. The Company is exposed to changes in exchange rates in Europe, Asia (primarily Japan) and Canada. The Company's exposure to foreign exchange rates primarily exists with the German Mark. When the U.S. dollar strengthens against the currencies in these countries, the U.S. dollar value of non-U.S. dollar-based revenue decreases; when the U.S. dollar weakens, the U.S. dollar value of the non-U.S. dollar-based revenues increases. Accordingly, changes in exchange rates, and in particular a strengthening of the U.S. dollar, may adversely affect the Company's royalty revenues as expressed in U.S. dollars. In addition, as part of its overall investment strategy, the Company has three portfolios that are managed by external money managers. These portfolios consist primarily of non-dollar denominated investments. As a result, the Company is exposed to changes in the exchange rates of the countries in which these non-dollar denominated investments are made.

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

Legal Proceedings: The Company is a party to various legal proceedings, including patent infringement cases and various cases involving other matters. See the Legal Proceedings note in the Notes to Condensed Consolidated Financial Statements for further information.

PART II.  OTHER INFORMATION


Item 1.     Legal Proceedings

In July 1998, the Company and Novo agreed to settle a lawsuit brought in October 1997 by Novo in the U.S. District Court for the District of New Jersey alleging infringement of a patent held by Novo relating to the Company's manufacture, use and sale of its Nutropin human growth hormone products, and a lawsuit brought by the Company in the U.S. District Court for the Southern District of New York relating to the Company's patents for human growth hormone and insulin. Under the settlement agreement, Novo and the Company agreed to cross-license worldwide certain patents relating to human growth hormone. In August 1998, Novo received a worldwide license under the Company patents relating to insulin.

See also Item 3 of the Company's report on Form 10-K for the period ended December 31, 1997.

See also Item 1 of the Company's reports on Form 10-Q for the periods ended June 30, 1998 and March 31, 1998.

See also the Legal Proceedings note in the Notes to Condensed Consolidated Financial Statements of Part I.


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            (a)  Exhibits

                 15.1   Letter re:   Unaudited Interim Financial Information

                 27.1   Financial Data Schedule


            (b)  Reports on Form 8-K

                 There were no reports on Form 8-K filed during the quarter ended September 30, 1998.


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


   Date:  October 15, 1998                       GENENTECH, INC.



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