Form 10-K
period 1998-12-31
GENENTECH INC
filed 1999-01-22
CIK 318771

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                  FORM 10-K

(Mark One)
X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the fiscal year ended December 31, 1998

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

         Securities registered pursuant to Section 12(b) of the Act:

=============================================================================
  Title of Each Class               Name of Each Exchange on Which Registered
-----------------------------------------------------------------------------
Common Stock $.02 par value                 New York Stock Exchange
Callable Putable Common Stock               Pacific Exchange
$.02 par value
=============================================================================
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X    No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.  [   ]

The approximate aggregate market value of voting stock held by nonaffiliates of the registrant is $2,772,135,122 as of December 31, 1998. (A)

Number of shares of Common Stock outstanding as of December 31, 1998:
  76,621,009
Number of shares of Callable Putable Common Stock outstanding as of
  December 31, 1998:   50,493,631

             Documents incorporated by reference:
                                                          PARTS INCORPORATED
                       DOCUMENT                               BY REFERENCE

(1) Annual Report to stockholders for the year ended                 II
    December 31, 1998 (specified portions)

(2) Definitive Proxy Statement with respect to the 1999             III
    Annual Meeting of Stockholders to be filed by Genentech,
    Inc. with the Securities and Exchange Commission
    (hereinafter referred to as "Proxy Statement")
-----------------------------------------------------------------------------
(A) Excludes 92,327,062 shares of Common Stock and Callable Putable Common Stock held by Directors, Officers and stockholders whose ownership exceeds five percent of either the Common Stock or Callable Putable Common Stock outstanding at December 31, 1998 (the holdings of FMR Corp., Goldman Sachs & Co., The Goldman Sachs Group, L.P. and Roche Holdings, Inc. were calculated based on their filings as of December 31, 1998, with the Securities and Exchange Commission pursuant to Section 13(g) of the Securities Exchange Act of 1934. As of January 22, 1999, it is unconfirmed whether any other person or entity holds greater than five percent of the registrant's Common Stock and Callable Putable Common Stock. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant.

                                    PART I

ITEM 1.   BUSINESS

Genentech, Inc. (the Company) is a biotechnology company that uses human genetic information to discover, develop, manufacture and market human pharmaceuticals for significant unmet medical needs. Twelve of the approved products of biotechnology stem from Genentech science. The Company manufactures and markets eight products (see also the Actimmune section below) directly in the United States (U.S.).

Relationship with Roche Holdings, Inc.

On October 25, 1995, the Company and Roche Holdings, Inc. (Roche) entered into an agreement (the Agreement) to extend until June 30, 1999, Roche's option to cause the Company to redeem (call) the outstanding Callable Putable Common Stock (Special Common Stock) of the Company at predetermined prices. Should the call be exercised, Roche will concurrently purchase from the Company a like number of shares of Common Stock for a price equal to the Company's cost to redeem the Special Common Stock. If Roche does not cause the redemption as of June 30, 1999, the Company's stockholders will have the option to cause the Company to redeem none, some, or all of their shares of Special Common Stock (and Roche will concurrently provide the necessary redemption funds to the Company by purchasing a like number of shares of Common Stock) within thirty business days commencing July 1, 1999. See the Relationship with Roche Holdings, Inc. note in the Notes to Consolidated Financial Statements in the Company's 1998 Annual Report to Stockholders (Part II, Item 8 of this Form 10-K) for further information.

     In conjunction with the Agreement, F. Hoffman-La Roche Ltd (HLR), a subsidiary of Roche, was granted an option for ten years for licenses to use and sell certain of the Company's products in non-U.S. markets. See below and in the Relationship with Roche Holdings, Inc. note in the Notes to Consolidated Financial Statements in the Company's 1998 Annual Report to Stockholders (Part II, Item 8 of this Form 10-K) for further information.

Products

The Company has developed seven products, co-developed one product and manufactures and markets eight of its products (see also the Actimmune section below) in the U.S.: Herceptin, registered trademark, (trastuzumab) anti-HER2 antibody; Rituxan, registered trademark, (rituximab, C2B8) monoclonal antibody, which was co-developed with IDEC Pharmaceuticals Corporation (IDEC); Activase, registered trademark, (alteplase, recombinant) recombinant tissue plasminogen activator (t-PA); Protropin, registered trademark, (somatrem for injection) recombinant growth hormone; Nutropin, registered trademark, [somatropin (rDNA origin) for injection] growth hormone; Nutropin AQ, registered trademark, [somatropin (rDNA origin) injection] liquid formulation of growth hormone; Pulmozyme, registered trademark, (dornase alfa, recombinant) inhalation solution; and Actimmune, registered trademark, (interferon gamma-1b) recombinant interferon gamma.

     As part of the Agreement, the Company receives royalties on sales of its products in Canada, on sales of Pulmozyme outside of the U.S. and on sales of rituximab outside of the U.S. (excluding Japan) from HLR. The Company receives royalties on sales of two of its products, growth hormone and t-PA, outside of the U.S. and Canada through other licensees. The Company also receives worldwide royalties on five additional licensed products, and received royalties on one other licensed product for which those royalties expired in August 1998, that originated from the Company's technology and are marketed by other companies.

Herceptin: In September 1998, the Company received U.S. Food and Drug Administration (FDA) approval to market Herceptin for use as first line therapy in combination with paclitaxel and as a single agent in second and third line therapy in patients with metastatic breast cancer who have tumors that overexpress the human epidermal growth factor receptor2 (HER2) protein. Herceptin is the first humanized monoclonal antibody for the treatment of HER2 overexpressing metastatic breast cancer and the second U.S. approval in this new class of monoclonal antibody biotherapeutic cancer drugs. The first was Rituxan, which was approved in November of 1997. Pursuant to an agreement entered into with the Company, HLR received exclusive marketing rights to Herceptin outside of the U.S.

Rituxan: Rituxan is marketed in the U.S. for the treatment of relapsed or refractory low-grade or follicular, CD20-positive B-cell non-Hodgkin's lymphoma (B-cell NHL), a cancer of the immune system. In November 1997, Rituxan was cleared for marketing in the U.S. by the FDA. B-cell NHL affects approximately 250,000 people in the U.S. of which one-half are follicular or low-grade lymphoma patients. A portion of these patients will have multiple relapses and may be eligible for Rituxan therapy. Rituxan was co-developed by the Company and IDEC, from whom the Company licenses Rituxan, and was the first monoclonal antibody approved to treat cancer. IDEC and the Company are jointly promoting Rituxan in the U.S. and share responsibility for the manufacturing of the product. HLR is responsible for marketing MabThera, trademark, (rituximab) in the rest of the world, excluding Japan.

     In December 1998, a letter was sent to physicians advising them of some deaths associated with administration of Rituxan. As a result, the Company and IDEC have updated the Warning section of the package insert to include information on infusion-related reactions and cardiovascular events.

Activase: T-PA is an enzyme that is produced naturally by the body to dissolve blood clots. However, when a blood clot obstructs blood flow in the coronary artery and causes a heart attack, the body is unable to produce enough t-PA to dissolve the clot rapidly enough to prevent damage to the heart. Through recombinant DNA technology, Genentech produces Activase, a recombinant form of t-PA, in sufficient quantity for therapeutic use. The FDA approved Activase for marketing in the U.S. in 1987 for the treatment of acute myocardial infarction (AMI or heart attack); in 1990 for use in the treatment of acute pulmonary embolism (blood clots in the lungs); and in June 1996 for the treatment of acute ischemic stroke (AIS) or brain attack (blood clots in the brain) within three hours of symptom onset.

     In exchange for royalty payments, the Company has licensed marketing rights to a recombinant t-PA in Japan to Kyowa Hakko Kogyo, Ltd. (Kyowa) and Mitsubishi Kasei Corporation (Mitsubishi). Kyowa and Mitsubishi are marketing forms of a recombinant t-PA under the trademarks Activacin, registered trademark, and GRTPA, registered trademark, respectively. In a number of countries outside of the U.S., Canada and Japan, the Company has licensed t-PA marketing and manufacturing rights to Boehringer Ingelheim International GmbH (Boehringer). The Company has also licensed certain rights to Boehringer regarding future sales of a second generation t-PA, TNK, which is currently under late stage development. Boehringer markets a recombinant t-PA under the trademark Actilyse, registered trademark.

     In July 1998, the Company discontinued development of Activase for treating AIS in patients presenting later than three hours from symptom onset after the termination of two clinical trials, one in AIS patients presenting three to five hours from symptom onset, and another in AIS patients presenting zero to six hours from symptom onset. Neither study showed clinical benefit. Activase is approved for the treatment of AIS within three hours of symptom onset.

Protropin: Human growth hormone is a naturally occurring human protein produced in the pituitary gland that regulates metabolism and is responsible for growth in children. A recombinant growth hormone product developed by the Company, Protropin, was approved by the FDA in 1985 for marketing in the U.S. for the treatment of growth hormone inadequacy in children.

     In exchange for royalty payments, the Company licensed rights to recombinant growth hormone outside the U.S. and Canada to Pharmacia & Upjohn(P&U), which manufactures and markets recombinant growth hormone under the trademarks Somatonorm and Genotropin. Under the terms of the agreement with P&U, commencing in late 1995, the Company has the right to sell growth hormone in most European countries and Japan and P&U has the right to sell their own growth hormone in the U.S. and Canada.

Nutropin: Nutropin is a human growth hormone similar to Protropin; however, it does not have the additional N-terminal amino acid, methionine, found in the Protropin chemical structure. Nutropin was approved in November 1993 and launched in January 1994 for marketing in the U.S. for the treatment of growth failure in children associated with chronic renal insufficiency (CRI) up to the time of renal transplantation. CRI causes irreversible damage to the kidneys and a variety of other medical problems. The condition affects an estimated 3,000 children in the U.S. Nutropin has been designated as a U.S. Orphan Drug for treatment of growth failure in children with CRI. Nutropin was approved by the FDA in March 1994 for marketing for the treatment of growth hormone inadequacy in children. In December 1996, the FDA approved Nutropin for the treatment of short stature associated with Turner syndrome. In December 1997, the Company received FDA approval to market Nutropin for the treatment of growth hormone deficiency in adults.

Nutropin AQ: In December 1995, the Company received regulatory approval to market Nutropin AQ, a liquid formulation of Nutropin, aimed at providing improved convenience in administration. Nutropin AQ is the first and only liquid (aqueous) recombinant human growth hormone product available.
Nutropin AQ was approved for the treatment of growth hormone inadequacy in children, growth hormone failure in children associated with CRI up to the time of renal transplantation and short stature associated with Turner syndrome. In December 1997, the Company received FDA approval to market Nutropin AQ for the treatment of growth hormone deficiency in adults. As part of the strategic alliance formed with Sumitomo Pharmaceuticals Co., Ltd. (Sumitomo) in December 1997, the Company has agreed to provide Sumitomo exclusive rights to develop, import and distribute in Japan, Nutropin AQ and a sustained release formulation of human growth hormone (see below in Products in Development).

Pulmozyme: Pulmozyme is marketed in the U.S. for the management of cystic fibrosis (CF), for which it has U.S. Orphan Drug designation. In November 1996, Pulmozyme was cleared for marketing by the FDA for the management of CF patients with advanced disease. In February 1998, the Company received approval from the FDA for a label extension which includes the safety and alternative administration of Pulmozyme in children with CF under the age of five, adding to the product's previous approvals for patients five years of age and older.

Actimmune: Actimmune is approved in the U.S. for the treatment of chronic granulomatous disease (CGD), a rare, inherited disorder of the immune system which affects an estimated 250 to 400 Americans. Actimmune received designation by the FDA in 1990 as a U.S. Orphan Drug for the treatment of CGD. During the quarter ended June 30, 1998, the Company licensed U.S. marketing and development rights to interferon gamma, including Actimmune, to Connetics Corporation (Connectics). Following a transition period ending January 1999, the Company will no longer market Actimmune, and has agreed to supply bulk materials to Connetics at cost plus a mark-up and a royalty.
The Company receives royalty payments from Boehringer from the sale of interferon gamma in certain countries outside of the U.S., Canada and Japan.

Licensed Products:

In addition to the royalties mentioned above, the Company also receives royalties on the following products:


Product                          Trademark      Company
----------------------------     ----------     -----------------------------
Human growth hormone             Humatrope      Eli Lilly and Company (Lilly)
Recombinant interferon alpha     Roferon-A      HLR
Hepatitis B vaccine              Recombivax     Merck and Company, Inc.
Hepatitis B vaccine              Engerix-B      Smith-Kline Beecham
                                                  Pharmaceuticals
Factor VIII                      Kogenate       Bayer Corporation
Bovine growth hormone            Posilac        Monsanto Corporation


Under a December 1994 settlement agreement with Lilly regarding certain of the Company's patents, royalties of $30.0 million per year were payable to the Company through 1998, subject to possible offsets and contingent upon Humulin, registered trademark, continuing to be marketed in the U.S. These royalty obligations have now expired. Under a prior license agreement with Lilly, the Company received royalties from Lilly's sales of Humulin. These royalty payments on Humulin sales expired in August 1998.

Products in Development:

As part of the Company's program of research and development (R&D), a number of other products are in various stages of development. Product development efforts cover a wide range of disorders or medical conditions, including cancer, respiratory disorders, cardiovascular diseases, endocrine disorders, inflammatory and immune problems, and neurological disorders.

Below is a summary of products in clinical development:


Product                            Description
-------------------------------    ---------------------------------------------
Phase III
---------

Anti-IgE Antibody                  A humanized IgE monoclonal antibody designed
                                   to interfere early in the process that leads
                                   to symptoms of allergic asthma (being
                                   developed in collaboration with Tanox
                                   Biosystems, Inc. and Novartis Pharmaceuticals
                                   Corporation).  Phase III development in both
                                   allergic asthma and allergic rhinitis began
                                   in 1998.

Neuleze, trademark,                A protein that may aid the treatment of
(Nerve Growth Factor)              diabetic peripheral neuropathy (HLR has
                                   exercised its option for this product outside
                                   of the U.S.).  The Company is in the process
                                   of concluding Phase III clinical trials.

Nutropin Depot, trademark,         A sustained release version of human growth
(Sustained-Release Growth          hormone based on Alkermes' ProLease,
  Hormone)                         registered trademark, injectable sustained
                                   release drug delivery system designed to
                                   reduce the need for daily injections (being
                                   developed in collaboration with Alkermes,
                                   Inc.).  The Company is currently preparing
                                   FDA regulatory filings.

Pulmozyme Inhalation Solution      An approved treatment for the management of
                                   CF in patients with mild, moderate or severe
                                   disease.  The Company is conducting a trial
                                   to determine the effect of Pulmozyme on
                                   pulmonary functions in patients with early
                                   stage CF.

TNK-tPA                            A second generation t-PA that is a
                                   selectively mutated version of natural t-PA.
                                   This t-PA version may be faster acting,
                                   easier to administer and may restore blood flow faster. The Company has completed enrollment in Phase III clinical trials in AMI patients (being developed in collaboration with Boehringer Ingelheim, GmbH.)

gp120                              A recombinant form of the gp120 envelope
                                   protein of human immunodeficiency virus (HIV-1),
                                   which may serve as the basis for the development
                                   of a prophylactic HIV/Acquired Immune Deficiency
                                   Syndrome (AIDS) vaccine.  Under a license
                                   agreement entered into with VaxGen Inc. (VaxGen),
                                   the Company is responsible for supplying
                                   specified amounts of clinical quantities of
                                   gp120 (and has an option to supply additional
                                   clinical supplies); VaxGen is responsible for
                                   conducting all clinical trials necessary for
                                   worldwide product approvals.  Currently,
                                   VaxGen is conducting phase III trials with
                                   gp120.  The Company has separate options for
                                   worldwide marketing rights and commercial
                                   supply of gp120 in the event that gp120 is
                                   approved as an AIDS vaccine.

Xubix, trademark, (Sibrafiban)     An inhibitor of platelet aggregation that may
 oral IIb/IIIa antagonist          be useful in the prevention of unwanted
                                   clotting in certain cardiovascular conditions
                                   (HLR is conducting global development of this
                                   molecule, and the Company retains certain
                                   opt-in rights with respect to the U.S.).

Phase II
--------
Anti-CD11a antibody                An antibody designed to block certain
                                   immune cells as a potential treatment for
                                   psoriasis (being developed in collaboration
                                   with Xoma Corporation).

Anti-CD18 antibody                 An antibody designed to address problems
                                   related to loss of blood flow.  The Company
                                   is conducting Phase II clinical trials aimed
                                   at increasing blood flow in AMI patients.

Anti-VEGF antibody                 An antibody developed to inhibit angiogenesis
                                   (the formation of new blood vessels) as a
                                   potential treatment for several types of
                                   cancer.  In pre-clinical studies the anti-
                                   VEGF antibody resulted in decreased
                                   vascularization and a decline in growth and
                                   metastasis of a variety of solid tumors.
                                   Phase II studies are ongoing in prostate
                                   cancer, breast cancer, renal cell carcinoma,
                                   lung cancer and colorectal cancer.

Herceptin                          An approved treatment for metastatic breast
                                   cancer, Herceptin will also be evaluated for
                                   broader application in breast cancer as well
                                   as in other tumor types.  The Company is
                                   planning to conduct Phase II studies alone or
                                   in collaboration with HLR, the National Cancer
                                   Institute or other clinical research groups.

Rituxan                            A monoclonal antibody marketed to treat
                                   relapsed or refractory low-grade or
                                   follicular, CD20-positive B-cell non-
                                   Hodgkin's lymphoma, a cancer of the immune system. The Company is in Phase II clinical trials for the treatment of intermediate and high-grade non-Hodgkin's lymphoma (being developed in collaboration with IDEC).

Thrombopoietin (TPO)               A protein that is being studied for treatment
                                   of thrombocytopenia, a reduction in clot-
                                   inducing platelets, in cancer patients
                                   treated with chemotherapy.  This molecule has
                                   been exclusively licensed to, and is being
                                   co-developed for one indication with, P&U.

Vascular Endothelial Growth        A protein that ischemic tissues (tissues
 Factor (VEGF)                     lacking in oxygen) secrete.  It binds to
                                   receptors on nearby blood vessels and causes
                                   angiogenesis, the formation of new blood
                                   vessels.  The Company is currently
                                   investigating the use of VEGF for the
                                   treatment of coronary ischemia and is
                                   currently in Phase II clinical trials.

Phase I
-------
LDP-02                             A humanized monoclonal antibody for the
                                   treatment of inflammatory bowel diseases
                                   (licensed from and being developed in
                                   collaboration with LeukoSite, Inc.).  The
                                   Company is currently conducting Phase I
                                   clinical trials in Canada and the United
                                   Kingdom.


In conjunction with the Agreement and revisions agreed upon in principle in the second quarter of 1997, HLR was granted an option for ten years for licenses to use and sell certain of the Company's products in non-U.S. markets (the License Agreement). See the Relationship with Roche Holdings, Inc. note in the Notes to Consolidated Financial Statements in the Company's 1998 Annual Report to Stockholders (Part II, Item 8 of this Form 10-K) for further information.

     In general, with respect to the Company's products, HLR pays a royalty of 12.5% until a product reaches $100.0 million in aggregate sales outside of the U.S., at which time the royalty rate on all sales increases to 15%. In addition, HLR has rights to, and pays the Company 20% royalties on, Canadian sales of Activase, Protropin, Nutropin, Pulmozyme and Actimmune, sales of Pulmozyme outside of the U.S. and sales of Rituxan outside of the U.S., excluding Japan. The Company supplies its products to HLR, and has agreed to supply its products for which HLR has exercised its option, for sales outside of the U.S. at cost plus 20%.

In addition, in July 1998, the Company entered into an agreement with HLR to provide HLR exclusive marketing rights outside of the U.S. for Herceptin. Under the agreement, HLR paid $40.0 million and has agreed to pay cash milestones tied to future product development activities, to contribute equally with the Company up to a maximum of $40.0 million on global development costs and to make royalty payments on product sales. As of December 31, 1998, no additional amounts have been paid.

In December 1997, the Company and Alteon Inc. (Alteon) entered into a collaborative agreement to develop and market pimagedine, an advanced glycosylation end-product formation inhibitor to treat kidney disease in diabetic patients. Under the terms of the agreement, the Company licensed pimagedine and second generation compounds from Alteon and has made investments in Alteon stock of $37.5 million. In 1998, as a result of unsuccessful clinical trials with pimagedine and the decline in the value of the Company's investment in Alteon, the Company wrote down $24.2 million of its marketable and nonmarketable equity investments in Alteon. The Company is in discussions with Alteon as to the future direction of the collaboration.

The Company and CuraGen Corporation (CuraGen) entered into a research collaborative agreement in November 1997, whereby the Company invested $5.0 million in equity of CuraGen and has agreed to provide a convertible equity loan to CuraGen of up to $26.0 million. As of December 31, 1998, no loan amounts have been funded to CuraGen.

Also, in December 1997, the Company and LeukoSite Inc. (LeukoSite) entered into a collaboration agreement to develop and commercialize LeukoSite's LDP-02, a humanized monoclonal antibody for the potential treatment of inflammatory bowel diseases. Under the terms of the agreement, the Company made a $4.0 million equity investment in LeukoSite and has agreed to provide a convertible equity loan for approximately $15.0 million to fund Phase II development costs. Upon successful completion of Phase II, if LeukoSite agrees to fund 25% of Phase III development costs, the Company has agreed to provide a second loan to LeukoSite for such funding. As of December 31, 1998, no loan amounts have been funded to LeukoSite.

Distribution

The Company has a U.S.-based pharmaceutical marketing, sales and distribution organization. The Company's sales efforts are focused on specialist physicians based at major medical centers in the U.S. In general, products are sold to distributors or directly to hospital pharmacies or medical centers. The Company utilizes common pharmaceutical company marketing techniques, including advertisements, professional symposia, direct mail, public relations and other methods.

The Company's products are available at no charge to qualified patients under the Company's uninsured patient programs in the U.S. The Company has established the Genentech Endowment for Cystic Fibrosis so qualified CF patients in the U.S. who need Pulmozyme can gain assistance in obtaining it.

During 1998, the Company provided certain marketing programs relating to Activase, including comprehensive wastage replacement and expired product programs for Activase that, subject to specific conditions, provides customers the right to return Activase to the Company for replacement related to both patient related product wastage and product expiration. The Company maintains the right to renew, modify or discontinue the above programs.

As discussed in the Notes to Consolidated Financial Statements in the Company's 1998 Annual Report to Stockholders (Part II, Item 8 of this Form 10-K), the Company had four major customers, including HLR, who provided over 10% of total revenues. Also discussed in the note are revenues from foreign customers in 1998, 1997 and 1996.

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

In general, the Company has obtained licenses from various parties that it deems to be necessary or desirable for the manufacture, use or sale of its products. These licenses (both exclusive and non-exclusive) generally require the Company to pay royalties to the parties on product sales.

The Company's trademarks, ACTIVASE, PROTROPIN, NUTROPIN, NUTROPIN AQ, PULMOZYME, HERCEPTIN and ACTIMMUNE in the aggregate are considered to be of material importance and are registered in the U.S. Patent and Trademark Office and in other countries throughout the world.

Royalty income recognized by the Company during 1998, 1997 and 1996 for patent licenses, know-how and other related rights amounted to $229.6 million, $241.1 million and $214.7 million, respectively. Royalty expenses for 1998, 1997 and 1996, were $66.3 million, $58.9 million and $58.9 million, respectively.

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

     Over the longer term, the Company's collaborators' ability to successfully market current products, expand their usage and bring new products to the marketplace will depend on many factors, including but not limited to the effectiveness and safety of the products, FDA and foreign regulatory agencies' approvals for new indications, the degree of patent protection afforded to particular products, and the effect of managed care as an important purchaser of pharmaceutical products.

Herceptin: Herceptin is the first humanized monoclonal antibody for the treatment of HER2 overexpressing metastatic breast cancer and the second U.S. approval in this new class of monoclonal antibody biotherapeutic cancer drugs. The first was Rituxan.

Rituxan: Rituxan received designation as a U.S. Orphan Drug by the FDA in 1994 for the treatment of B-cell NHL. Genentech is aware of other potentially competitive biologic therapies in development. Coulter Pharmaceuticals, Inc. (Coulter) recently filed for approval with the FDA with respect to one such product for a similar indication for which Rituxan is approved.

Activase: The Company continues to face competition from Retavase, registered trademark, a thrombolytic agent. Retavase received FDA approval in October 1996 for the treatment of AMI. The Company believes Retavase infringes on its patents and has filed a patent infringement action against Boehringer Mannheim (BM). Centocor, Inc. (Centocor) purchased the U.S. and Canadian rights to Retavase from BM. In addition, the market for thrombolytic therapy has declined as there is an increasing use of mechanical reperfusion in lieu of thrombolytic therapy for the treatment of AMI. In April 1995, the FDA approved for marketing an accelerated dosage of Activase. In June 1996, the Company received clearance from the FDA to market Activase for the treatment of AIS or brain attack. Activase is the first therapy to be indicated for the acute treatment of stroke. In addition, the Company is conducting Phase III clinical trials on a second generation of t-PA.

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

Protropin, Nutropin and Nutropin AQ: Lilly received FDA approval in 1987 to market its growth hormone product for treatment of growth hormone inadequacy in children. Three other companies - BioTechnology General (BTG), Novo Nordisk A/S (Novo) and P&U - received FDA approval in 1995 to market their growth hormone products, although BTG has been preliminarily enjoined from selling its product. A fifth competitor, Serono Laboratories, Inc. (Serono), received FDA approval in October 1996 to market its growth hormone product. In the first quarter of 1997, Serono, Novo and P&U began selling their growth hormone products in the U.S. market. In addition, three of the Company's competitors have received approval to market their existing human growth hormone products for additional indications.

Pulmozyme: Sales of Pulmozyme for the management of CF in the U.S., Canada and some countries in Europe began in early 1994. In November 1996, Pulmozyme was cleared for marketing by the FDA for the management of CF patients with advanced disease; a condition that affects approximately 500 patients in the U.S. In February 1998, the Company received approval from the FDA for a label extension which includes the safety and alternative administration of Pulmozyme in children under the age of five with CF. In accordance with the Agreement with Roche, in the fourth quarter of 1995, HLR obtained exclusive rights to sell Pulmozyme outside of the U.S., and the Company receives a royalty on such sales.

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

Product Sales: The Company's product sales may vary from period to period for several reasons including, but not limited to: the overall competitive environment for the Company's products; the amount of sales to customers in the U.S.; the amount and timing of the Company's sales to HLR; the timing and volume of bulk shipments to licensees; the availability of third-party reimbursements for the cost of therapy; the effectiveness and safety of the products; the rate of adoption and use of the Company's products for approved indications and additional indications; and the potential introduction of new products and additional indications for existing products in 1999 and beyond.

Competition: The Company faces growing competition in two of its therapeutic markets and expects new competition in a third. First, Activase lost market share and could lose additional market share in the thrombolytic market to Centocor's Retavase and the resulting adverse effect on sales could be material. Retavase received FDA approval in October 1996 for the treatment of AMI. In addition, there is an increasing use of mechanical reperfusion in lieu of thrombolytic therapy for the treatment of AMI, which is expected to continue. Second, in the growth hormone market, the Company continues to face increased competition from five other companies with growth hormone products, although one company has been preliminarily enjoined from selling its product. As a result of this competition, the Company has experienced a loss in new patient market share. Four of these competitors have also received approval to market their existing human growth hormone products for additional indications. The Company expects that such competition could have an adverse effect on its sales of Protropin, Nutropin and Nutropin AQ and such effect could be material. Third, in the NHL market, Coulter recently filed for approval with the FDA with respect to a product for a similar indication for which Rituxan is approved. Genentech is aware of other potentially competitive biologic therapies in development.

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

Royalty and Contract Revenues: Royalty and contract revenues in future periods could vary significantly from 1998 levels. Major factors affecting these revenues include, but are not limited to: HLR's decisions to exercise or not to exercise its option to develop and sell the Company's future products in non-U.S. markets and the timing and amount of related development cost reimbursements, if any; variations in HLR's sales and other licensees' sales of licensed products; fluctuations in foreign currency exchange rates; the initiation of other new contractual arrangements with other companies; the timing of non-U.S. approvals, if any, for products licensed to HLR and other licensees; whether and when contract benchmarks are achieved; and the conclusion of existing arrangements with other companies and HLR.

R&D: The Company is committed to aggressive R&D investment to discover and develop new products. The Company currently has several products in late-stage clinical testing and anticipates that its R&D expenses will continue at a high percentage of revenues over the short-term. Over the long-term, as revenues increase, R&D as a percent of revenues should decrease to the 20% to 25% range.

     Successful pharmaceutical product development is highly uncertain and is dependent on numerous factors, many of which are beyond the Company's control. Products that appear promising in the early phases of development may fail to reach the market for numerous reasons: they may be found to be ineffective or to have harmful side effects in preclinical or clinical testing; they may fail to receive necessary regulatory approvals; they may turn out to be uneconomical because of manufacturing costs or other factors; or they may be precluded from commercialization by the proprietary rights of others or by competing products or technologies for the same indication. Success in preclinical and early clinical trials does not ensure that large scale clinical trials will be successful. Clinical results are frequently susceptible to varying interpretations that may delay, limit or prevent regulatory approvals. The length of time necessary to complete clinical trials and to submit an application for marketing approval for a final decision by a regulatory authority varies significantly and may be difficult to predict. Factors affecting the Company's R&D expenses include, but are not limited to: the number of and the outcome of clinical trials currently being conducted by the Company and/or its collaborators; the number of products entering into development from late-stage research; in-licensing activities, including the timing and amount of related development funding or milestone payments; and future levels of revenues.

Income Tax Provision: The Company expects its effective tax rate to be at or near 35% for the next several years dependent upon several factors. These factors include, but are not limited to, changes in tax laws and rates, interpretation of existing tax laws, future levels of R&D spending, the outcome of clinical trials of certain development products, the Company's success in commercializing such products, and potential competition regarding the products.

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

Year 2000: The Company uses and relies on a wide variety of information technologies, computer systems and scientific and manufacturing equipment containing computer related components (such as programmable logic controllers and other embedded systems). Some of the Company's older computer software programs and equipment are unable to distinguish between the year 1900 and the year 2000. As a result, time-sensitive functions of those software programs and equipment may misinterpret dates after January 1, 2000, to refer to the twentieth century rather than the twenty-first century. This could cause system or equipment shutdowns, failures or miscalculations resulting in inaccuracies in computer output or disruptions of operations, including, among other things, inaccurate processing of financial information and/or temporary inabilities to process transactions, manufacture products, or engage in similar normal business activities.

     The Company has a Year 2000 Project (Y2K Project) in place to address the potential exposures related to the impact on its computer systems and scientific and manufacturing equipment containing computer related components for the Year 2000 and beyond. Approximately half of the Company's Year 2000
(Y2K) scheduled work is complete. The remaining work is scheduled to be completed by the end of the third quarter of 1999. The Y2K Project phases include: (1) inventorying and prioritizing business critical systems; (2) Y2K compliance analysis; (3) remediation activities including repairing or replacing identified systems; (4) testing; and (5) developing contingency plans.

     An inventory of business critical financial, informational and operational systems, including manufacturing control systems, has been completed. Compliance analysis is approximately 80% complete for these systems. Remediation activities vary by department, however, on the average, remediation activities are approximately 50% complete. Testing of the Company's information technology infrastructure is 60% complete. Testing of business critical application programs began in the third quarter of 1998, and is scheduled to be complete by the third quarter of 1999. Contingency planning will begin in the first quarter of 1999. The Company believes that with the completed modifications, the Y2K issue will not pose significant operational problems for its computer systems and equipment. However, if such modifications and conversions are not made, or are not completed in a timely fashion, the Year 2000 issue could have a material impact on the operations of the Company, the precise degree of which cannot be known at this time.

     In addition to risks associated with the Company's own computer systems and equipment, the Company has relationships with, and is to varying degrees dependent upon, a large number of third parties that provide information, goods and services to the Company. These include financial institutions, suppliers, vendors, research partners, governmental entities and customers. If significant numbers of these third parties experience failures in their computer systems or equipment due to Year 2000 non-compliance, it could affect the Company's ability to process transactions, manufacture products, or engage in similar normal business activities. While some of these risks are outside the control of the Company, the Company has instituted programs, including internal records review and use of external questionnaires, to identify key third parties, assess their level of Year 2000 compliance, update contracts and address any non-compliance issues.

     The total cost of the Year 2000 systems assessments and conversions is funded through operating cash flows and the Company is expensing these costs as they are incurred. The Company has created a mechanism to trace costs directly related to the Year 2000 issue and has budgeted funds to address the issues of assessment and conversion. The financial impact of making the required systems changes cannot be known precisely at this time, but it is currently expected to be less than $10.0 million. The actual financial impact could, however, exceed this estimate.

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

Roche Holdings, Inc.: At December 31, 1998, Roche held approximately 65.3% of the Company's outstanding common equity. The Company expects to continue to have material transactions with Roche, including royalty and contract revenues, product sales and joint product development costs. See also Relationship with Roche Holdings, Inc. note in Notes to Consolidated Financial Statements in the Company's 1998 Annual Report to Stockholders (Part II, Item 8 of this Form 10-K) for a discussion of the terms of the put and call pursuant to the Agreement.

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

A discussion of the Company's accounting policies for financial instruments and further disclosures relating to financial instruments is included in the Financial Review Section and Description of Business and Significant Accounting Policies and Financial Instruments notes in the Notes to Consolidated Financial Statements in the Company's 1998 Annual Report to Stockholders (Part II, Item 8 of this Form 10-K).

New Accounting Standard: In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (FAS) 133, "Accounting for Derivative Instruments and Hedging Activities," effective beginning in the first quarter of 2000. FAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires companies to recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting under FAS 133. Based on the requirements of FAS 133, there may be changes to the balance sheet and reported assets and liabilities. The Company is currently evaluating the impact of FAS 133 on its financial position and results of operations.

Credit Risk of Counterparties: The Company could be exposed to losses related to the above financial instruments should one of its counterparties default. This risk is mitigated through credit monitoring procedures.

Legal Proceedings: The Company is a party to various legal proceedings including patent infringement cases and other matters. See the Leases, Commitments and Contingencies note in the Notes to Consolidated Financial Statements in the Company's 1998 Annual Report to Stockholders (Part II, Item 8 of this Form 10-K) for further information.

Government Regulation

The pharmaceutical industry is subject to stringent regulation with respect to product safety and efficacy by various federal, state and local authorities. Of particular significance are the FDA's requirements covering research and development, testing, manufacturing, quality control, labeling and promotion of drugs for human use. A pharmaceutical product cannot be marketed in the U.S. until it has been approved by the FDA, and then can only be marketed for the indications and claims approved by the FDA. As a result of these requirements, the length of time, the level of expenditures and the laboratory and clinical information required for approval of a NDA (New Drug Application) or a BLA (Biologics License Application) are substantial and can require a number of years, although recently revised regulations are designed to reduce somewhat the time for approval of new products.

Although it is difficult to predict the ultimate effect, if any, these matters or any other pending or future legislation, regulations or government actions may have on its business, the Company believes that the development of new and improved products which address unmet medical needs should enable it to compete effectively within this environment.

Research and Development

A major portion of the Company's operating expenses to date have been related to the R&D of products either on its own behalf or under contracts. During 1998, 1997 and 1996 the Company's R&D expenses were $396.2 million, $470.9 million and $471.1 million, respectively. The Company has sponsored approximately 93%, 86% and 89% of its research and development for the years 1998, 1997 and 1996, respectively.

The Company's R&D efforts have been the primary source of the Company's products. The Company intends to maintain its strong commitment to R&D as an essential component of its product development effort. Licensed technology developed by outside parties is an additional source of potential products.

Human Resources

As of December 31, 1998, the Company had 3,389 employees.

Environment

The Company seeks to comply with all applicable statutory and administrative requirements concerning environmental quality. The Company has made, and will continue to make, the expenditures for environmental compliance and protection. Expenditures for compliance with environmental laws have not had and are not expected to have a material effect on the Company's capital expenditures, results of operation, financial position or competitive position.


ITEM 2.   PROPERTIES

The Company's primary facilities are located in a research and industrial park in South San Francisco, California in both leased and owned properties. The Company currently occupies twenty-two buildings for its research and development, manufacturing, marketing and administrative activities.
Fourteen of the buildings are owned property and eight are leased. The Company has made and continues to make improvements to these properties to accommodate its growth. In addition, the Company owns approximately 17 acres adjacent to its current facilities that may be used for future expansion. In 1995, the Company began development of a new manufacturing facility of approximately 309.2 thousand square feet in Vacaville, California under an operating lease arrangement. The project is expected to be operational by the third quarter of 1999, with licensure expected thereafter. The Company also has leases for certain additional office facilities in several locations in the U.S.

The Company believes its facilities are in good operating condition and that the real property owned or leased, combined with the new Vacaville site, currently conducting start-up and validation checks, are adequate for all present and near term uses although additional manufacturing capacity may be added on the Vacaville site dependent on the success of products in clinical trials. The Company believes any additional facilities could be obtained or constructed with the Company's capital resources.


ITEM 3.   LEGAL PROCEEDINGS

Contingencies: The Company is a party to various legal proceedings, including patent infringement cases involving human growth hormone products and Activase, registered trademark, and other matters.

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

In addition to the above, in 1995, the Company received and responded to grand jury document subpoenas from the U.S. District Court for the Northern District of California for documents relating to the Company's past clinical, sales and marketing activities associated with human growth hormone. In February 1997, February 1998 and October 1998, the Company received grand jury document subpoenas from the same court related to the same subject matter. The government is actively investigating this matter, and the Company is a target of that investigation. At this time, the Company cannot reasonably estimate a possible range of loss, if any, that may result from this investigation due to uncertainty regarding the outcome.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

                                GENENTECH, INC.

                               EXECUTIVE OFFICERS

The executive officers of the Company and their respective ages (ages as of December 31, 1998) and positions with the Company are as follows:


Name                              Age   Position
-------------------------------   ---   ------------------------------------
Arthur D. Levinson, Ph.D.         48    President and Chief Executive Officer
William D. Young                  54    Chief Operating Officer
Louis J. Lavigne, Jr.             50    Executive Vice President and
                                          Chief Financial Officer
Susan D. Hellmann, M.D., M.P.H.   41    Senior Vice President - Development and
                                          Chief Medical Officer
Dennis J. Henner, Ph.D.           47    Senior Vice President - Research
Judy Heyboer                      49    Senior Vice President, Human Resources
Stephen G. Juelsgaard             50    Senior Vice President, General Counsel and
                                          Secretary
W. Robert Arathoon, Ph.D.         46    Vice President - Process Sciences
Joffre B. Baker, Ph.D.            51    Vice President - Research Discovery
J. Joseph Barta                   51    Vice President - Quality
John G. Curd, M.D.                53    Vice President - Clinical Development
Stephn Dilly, M.D., Ph.D.         39    Vice President - Medical Affairs
Robert L. Garnick, Ph.D.          49    Vice President - Regulatory Affairs
Bradford S. Goodwin               44    Vice President - Finance
Paula M. Jardieu, Ph.D.           48    Vice President - Pharmacological Sciences
Edmon R. Jennings                 51    Vice President - Corporate Development
Sean A. Johnston, Ph.D.           40    Vice President - Intellectual Property
Cynthia J. Ladd                   43    Vice President - Corporate Law and
                                          Assistant Secretary
Walter Moore                      47    Vice President - Government Affairs
James P. Panek                    45    Vice President - Manufacturing, Engineering and
                                          Facilities
Kimberly J. Popovits              40    Vice President - Sales
Nicholas J. Simon                 44    Vice President - Business and
                                          Corporate Development
David C. Stump, M.D.              49    Vice President - Clinical Research and
                                          Genentech Fellow
John M. Whiting                   43    Controller and Chief Accounting Officer


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

Dr. Henner was appointed Senior Vice President, Research in May 1998. He had served as Vice President, Research from April 1996 to May 1998, Vice President, Research Technology from July 1994 to April 1996, and as Senior Director, Research Technology from December 1990 to July 1994. From May 1990 to December 1990, Dr. Henner was Director and Senior Scientist, Cell Genetics Department. Dr. Henner joined the Company in 1981 as a Scientist in Research. Prior to joining the Company, he was at the Scripps Clinic and Research Foundation.

Ms. Heyboer joined the Company as Senior Vice President, Human Resources in August 1996. Prior to joining the Company, she held the positions of Vice President, Employee Relations and later Senior Vice President at Acuson Corporation from October 1983 to July 1996.

Mr. Juelsgaard was appointed Senior Vice President in April 1998, Vice President and General Counsel in July 1994 and Secretary in April 1997. He joined the Company in July 1985 as Corporate Counsel and subsequently served as Senior Corporate Counsel from 1988 to 1990, Chief Corporate Counsel from 1990 to 1993, Vice President, Corporate Law from 1993 to 1994, and Assistant Secretary from 1994 to 1997.

Dr. Arathoon was appointed Vice President, Process Sciences in April 1996. Since joining the Company in 1983 from The Wellcome Foundation, Dr. Arathoon has held a series of positions of increasing responsibility, most recently as Senior Director, Process Sciences from November 1994 to April 1996.

Dr. Baker was appointed Vice President, Research Discovery in February 1997. He previously held the positions of Senior Director, Research Discovery from March 1993 to February 1997 and Director, Cardiovascular Research Development from September 1990 to September 1993. He has also been a member of the Research Review Committee (RRC) since March 1993.

Mr. Barta was appointed Vice President, Quality in October 1998. He previously held the positions of Senior Director, Quality from March to October 1998, Senior Director, Quality Assurance from January 1994 to February 1998, Senior Director, Pharmaceutical Manufacturing from September to December 1993, Director, Pharmaceutical Manufacturing from September 1989 to August 1993, and Associate Director, Validation and Technical Services from June to September 1989. He joined the Company in March 1988 as Manager, Validation. Prior to joining the Company, he held positions of Director, Quality Assurance and Quality Control at Codon from May 1986 to March 1988 and Group Validation Manager at Miles Laboratories, Inc. from September 1979 to March 1986.

Dr. Curd was appointed Vice President, Clinical Development in October 1997. He previously held the positions of Senior Director, Medical Affairs from January 1996 to October 1997 and Director, Oncology, Immunology and Infectious Diseases from December 1991 to January 1996.

Dr. Dilly joined the company as Vice President, Medical Affairs in December 1998. Prior to joining the company he held various positions with SmithKline Beecham Pharmaceuticals from August 1988, including Director and Vice President Neurosciences Therapeutic Unit from December 1996 to December 1998, Director and Vice President CardioPulmonary Therapeutic Team from December 1994 to December 1996 and Group Director Neurosciences Therapeutic Unit from April 1993 to December 1994.

Dr. Garnick was appointed Vice President, Regulatory Affairs in February 1998. He had previously served as Vice President, Quality since April 1994 and was Senior Director, Quality Control from 1990 to 1994 and Director, Quality Control from 1988 to 1990. Dr. Garnick joined the Company in August 1984 from Armour Pharmaceutical, where he worked from 1980. Prior to that, he was Manager of Analytical Development at Merrell National Labs from 1977 to 1980.

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

Dr. Johnston was appointed Vice President, Intellectual Property in June 1998. He joined the Company in October 1990 as Patent Counsel and subsequently held the positions of Senior Patent Counsel from October 1993 to October 1995, Senior Patent Counsel and Manager of Patent Litigation from October 1995 to April 1998, and Associate General Counsel, Patent Law from April 1998 to June 1998. Prior to joining the Company, he served as a Law Clerk at the U.S. District Court for the Central District of California from September 1989 to September 1990 and was a Research Scientist at International Genetic Engineering, Inc. from December 1984 to August 1986.

Ms. Ladd was appointed Vice President, Corporate Law in February 1996 and Assistant Secretary in April 1997. She joined the Company in 1989 as Corporate Counsel and subsequently held the positions of Senior Corporate Counsel from November 1990 to June 1993 and Chief Corporate Counsel from June 1993 to February 1996.

Mr. Moore was appointed Vice President, Government Affairs in May 1998. He joined the Company in September 1993 as Senior Director of Government Affairs. Prior to joining the Company, Mr. Moore served as Manager of Governmental Relations at Eli Lilly and Company.

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

Mr. Simon was appointed Vice President of Business and Corporate Development in December 1995. He had been Vice President of Business Development from December 1994 to December 1995, and was Senior Director of Business Development from December 1993 to December 1994. He joined the Company in 1989 as Director of Business Development from Xoma Corporation.

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

Mr. Whiting was appointed Controller and Chief Accounting Officer in October 1997. He previously held the positions of Director, Financial Planning and Analysis from January 1997 to October 1997; Director, Operations, Financial Planning and Analysis from December 1996 to January 1997; Associate Director, Operations, Financial Planning and Analysis from March 1996 to December 1996; Plant Controller from April 1993 to March 1996; and Group Controller from July 1991 to April 1993.

                                    PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
           MATTERS

     The section labeled "Common Stock, Special Common Stock and Redeemable Common Stock Information," and footnotes labeled "Relationship with Roche Holdings, Inc." and "Capital Stock" in the Notes to Consolidated Financial Statements of the Company's 1998 Annual Report to Stockholders are incorporated herein by reference.

ITEM 6.   SELECTED FINANCIAL DATA

     The section labeled "11-Year Financial Summary" of the Company's 1998 Annual Report to Stockholders is incorporated herein by reference.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATION

     The section labeled "Financial Review" of the Company's 1998 Annual Report to Stockholders is incorporated herein by reference.

ITEM 8.   CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Consolidated Financial Statements and Notes to Consolidated Financial Statements, the Report of Ernst & Young LLP, Independent Auditors and the section labeled "Quarterly Financial Data (unaudited)" of the Company's 1998 Annual Report to Stockholders are incorporated herein by reference.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
           FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     (a) The sections labeled "Nominees" and "Section 16 (a) Beneficial Ownership Reporting Compliance" of the Company's Proxy Statement in connection with the 1999 Annual Meeting of Stockholders are incorporated herein by reference.

     (b) Information concerning the Company's Executive Officers is set forth in Part I of the Form 10-K.

ITEM 11.   EXECUTIVE COMPENSATION

     The sections labeled "Executive Compensation," "Compensation of Directors," "Compensation of Executive Officers," "Summary of Compensation," "Summary Compensation Table," "Stock Option Grants and Exercises," "Option Grants in Last Fiscal Year," "Aggregated Option Exercises in Last Fiscal Year and FY-End Option Values," "Long-Term Incentive Plans," "Long-Term Incentive Plans - Awards in Last Fiscal Year," "Loans and Other Compensation" and "Compensation Committee Interlocks and Insider Participation" of the Company's Proxy Statement in connection with the 1999 Annual Meeting of Stockholders are incorporated herein by reference.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The sections labeled "Merger with Roche Holdings, Inc.," "Security Ownership of Certain Beneficial Owners," "Security Ownership of Management" and "Amount and Nature of Beneficial Ownership" of the Company's Proxy Statement in connection with the 1999 Annual Meeting of Stockholders are incorporated herein by reference.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The section labeled "Certain Relationships and Related Transactions" of the Company's Proxy Statement in connection with the 1999 Annual Meeting of Stockholders is incorporated herein by reference.

                                    PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1. Index to Financial Statements

     The following Financial Statements and supplementary data are included in the Company's 1998 Annual Report to Stockholders and are incorporated herein by reference pursuant to Item 8 of this Form 10-K.

     Consolidated Statements of Income for each of the three years in the period ended December 31, 1998

     Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 1998

     Consolidated Balance Sheets at December 31, 1998 and 1997

     Consolidated Statements of Stockholders' Equity for each of the three years in the period ended December 31, 1998

     Notes to Consolidated Financial Statements

     Report of Ernst & Young LLP, Independent Auditors

     Quarterly Financial Data (unaudited)


    2. Financial Statement Schedule

     The following schedule is filed as part of this Form 10-K:

Schedule II- Valuation and Qualifying Accounts for each of the three years in the period ended December 31, 1998.

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

   4.3        Second Supplemental to Indenture, dated October 18, 1995. (6)

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

  10.7 Amended and Restated Lease Agreement, dated December 8, 1995, between the Company and BNP Leasing Corporation.(6)

  10.8 Amended and Restated Purchase Agreement, dated December 8, 1995, between the Company and BNP Leasing Corporation.(6)

  10.9        Guiding Principles for the Genentech/Roche Relationship.(7)

  13.1        1998 Annual Report to Stockholders.(9)

  23.1        Consent of Ernst & Young LLP, Independent Auditors.(9)

  27.1        Financial Data Schedule.(9)

  28.1        Description of the Company's capital stock.(1)

  99.1* 1984 Incentive Stock Option Plan, as amended and restated as of October 16, 1996.(7)

  99.2* 1984 Non-Qualified Stock Option Plan, as amended and restated as of October 16, 1996.(7)

  99.3*       Restated Relocation Loan Program.(4)

  99.4*       Restated 401(k) Plan.(6)

  99.5* 1990 Stock Option/Stock Incentive Plan, as amended and restated as of October 16, 1996.(7)

  99.6*       Supplemental Plan.(4)

  99.7*       1994 Stock Option Plan, as amended and restated as of October
              16, 1996.(7)

  99.8* 1996 Stock Option/Stock Incentive Plan, as amended and restated as of October 16, 1996.(7)

  99.9*       Deferred Compensation Plan.(7)

  99.10*      1991 Employee Stock Plan, as amended April 10, 1997.(8)

  99.11*      Incentive Units Plan, as amended on October 8, 1998.(9)

* As required by Item 14(a)(3) of Form 10-K, the Company identifies this Exhibit as a management contract or compensatory plan or arrangement of the Company.



----------------
(1) Filed as an exhibit to Annual Report on Form 10-K for the year ended December 31, 1986 and incorporated herein by reference.
(2) Filed as an exhibit to Annual Report on Form 10-K for the year ended December 31, 1987 and incorporated herein by reference.
(3) Filed as an exhibit to Annual Report on Form 10-K for the year ended December 31, 1990 and incorporated herein by reference.
(4) Filed as an exhibit to Annual Report on Form 10-K for the year ended December 31, 1991 and incorporated herein by reference.
(5) Filed as an exhibit to Form S-4 dated October 25, 1995 (registration statement no. 33-59949) and incorporated herein by reference.
(6) Filed as an exhibit to Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference.
(7) Filed as an exhibit to Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference.
(8) Filed as an exhibit to the Quarterly Report on Form 10-Q filed for the quarterly period ended March 31, 1997.
(9)   Filed with this document.

(b) Reports on Form 8-K
    There were no reports on Form 8-K filed for the quarter ended December 31, 1998.

                                  SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        GENENTECH, INC.
                                        Registrant
Date:  January 22, 1999
                                        By:  /S/JOHN M. WHITING
                                            ---------------------------------
                                             John M. Whiting
                                             Controller and Chief Accounting
                                              Officer
                                             (Principal Accounting Officer)



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


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


         Signature                         Title                    Date
----------------------------    ---------------------------   ----------------


Principal Executive Officer:

  /S/ARTHUR D. LEVINSON         President, Chief Executive    January 22, 1999
---------------------------     Officer and Director
     Arthur D. Levinson


Principal Financial Officer:

  /S/LOUIS J. LAVIGNE, JR.      Executive Vice President      January 22, 1999
---------------------------     and Chief Financial Officer
     Louis J. Lavigne, Jr.




Director:

  /S/HERBERT W. BOYER           Director                      January 22, 1999
---------------------------
     Herbert W. Boyer

  /S/JONATHAN K.C. KNOWLES      Director                      January 22, 1999
---------------------------
     Jonathan K.C. Knowles

  /S/FRANZ B. HUMER             Director                      January 22, 1999
---------------------------
     Franz B. Humer

  /S/LINDA F. LEVINSON          Director                      January 22, 1999
---------------------------
     Linda F. Levinson

  /S/J. RICHARD MUNRO           Director                      January 22, 1999
---------------------------
     J. Richard Munro

  /S/DONALD L. MURFIN           Director                      January 22, 1999
---------------------------
     Donald L. Murfin

  /S/JOHN T. POTTS, JR.         Director                      January 22, 1999
---------------------------
     John T. Potts, Jr.

  /S/C. THOMAS SMITH, JR.       Director                      January 22, 1999
---------------------------
     C. Thomas Smith, Jr.

  /S/DAVID S. TAPPAN, JR.       Director                      January 22, 1999
---------------------------
     David S. Tappan, Jr.

<CAPTION
                                                                                SCHEDULE II

                                       GENENTECH, INC.
                              VALUATION AND QUALIFYING ACCOUNTS
                        Years Ended December 31, 1998, 1997 and 1996
                                       (in thousands)

                                                     Additions
                                     Balance at     Charged to                  Balance at
                                    Beginning of     Costs and                    End of
                                       Period        Expenses    Deductions(1)    Period
                                     ----------     ----------    ----------    ----------
Allowance for doubtful accounts
 and returns:

  Year Ended December 31, 1998:      $  14,535      $  11,389     $  (8,506)    $  17,418
                                     ==========     ==========    ==========    ==========
  Year Ended December 31, 1997:      $   7,869      $  13,976     $  (7,310)    $  14,535
                                     ==========     ==========    ==========    ==========
  Year Ended December 31, 1996:      $   6,672      $  12,320     $ (11,123)    $   7,869
                                     ==========     ==========    ==========    ==========

Inventory reserves:


  Year Ended December 31, 1998:      $  12,055      $   5,405     $  (2,556)    $  14,904
                                     ==========     ==========    ==========    ==========
  Year Ended December 31, 1997:      $   9,279      $   5,901     $  (3,125)    $  12,055
                                     ==========     ==========    ==========    ==========
  Year Ended December 31, 1996:      $   6,909      $   4,950     $  (2,580)    $   9,279
                                     ==========     ==========    ==========    ==========

Reserve for nonmarketable
 equity securities and
 convertible debt:


  Year Ended December 31, 1998:      $   5,490      $   7,958     $  (1,305)    $  12,143
                                     ==========     ==========    ==========    ==========
  Year Ended December 31, 1997:      $   4,990      $     500     $       -     $   5,490
                                     ==========     ==========    ==========    ==========
  Year Ended December 31, 1996:      $   5,092      $       -     $    (102)    $   4,990
                                     ==========     ==========    ==========    ==========


(1)  Represents amounts written off or returned against the allowance or reserves.

                     INDEX OF EXHIBITS FILED WITH FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 1998


Exhibit No.   Description
-----------   -----------



   13.1       1998 Annual Report to Stockholders

   23.1       Consent of Ernst & Young LLP, Independent Auditors

   27.1       Financial Data Schedule

   99.11      Incentive Units Plan, as amended on October 8, 1998
Page 1

1998 FORM 10K - Draft One				01/22/99  @  1:38 PM