Form 10-Q
period 1999-03-31
GENENTECH INC
filed 1999-05-12
CIK 318771

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                   FORM 10-Q

(Mark One)

X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended March 31, 1999.

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

             One DNA Way, South San Francisco, California 94080-4990
              (Address of principal executive offices and zip code)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                                           Number of Shares Outstanding
-----                                           ----------------------------
Common Stock $.02 par value                     76,621,009
(Common Stock)                                  Outstanding at March 31, 1999

Callable Putable Common Stock $.02 par value    51,346,989
(Special Common Stock)                          Outstanding at March 31, 1999

                                   GENENTECH, INC.
                                        INDEX

PART I.     FINANCIAL INFORMATION                                    PAGE NO.
Condensed Consolidated Statements of Income -
for the three months ended March 31, 1999 and 1998                        3

Condensed Consolidated Statements of Cash Flows -
for the three months ended March 31, 1999 and 1998                        4

Condensed Consolidated Balance Sheets -
March 31, 1999 and December 31, 1998                                      5

Notes to Condensed Consolidated Financial Statements                    6-9

Independent Accountants' Review Report                                   10

Financial Review                                                      11-19

PART II.     OTHER INFORMATION                                           20

SIGNATURES                                                               21


PART I.  FINANCIAL INFORMATION


                                  GENENTECH, INC.
                    CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                       (thousands, except per share amounts)
                                    (unaudited)

                                                                  Three Months
                                                                 Ended March 31,
                                                              --------------------
                                                                 1999       1998
                                                              ---------  ---------
Revenues:
  Product sales (including amounts from related parties:
    1999-$13,624; 1998-$6,607)                                $ 234,069  $ 164,719
  Royalties (including amounts from related parties:
    1999-$11,241; 1998-$7,129)                                   46,618     64,493
  Contract and other (including amounts from
    related parties: 1999-$4,269; 1998-$7,798)                   19,266     14,865
  Interest                                                       22,399     20,623
                                                              ---------  ---------
     Total revenues                                             322,352    264,700

Costs and expenses:
  Cost of sales (including amounts from related parties:
    1999-$10,786; 1998-$6,025)                                   45,723     33,621
  Research and development (including contract
    related: 1999-$7,860; 1998-$8,562)                           90,740     98,202
  Marketing, general and administrative                          97,201     74,950
  Legal settlement                                               50,000          -
  Interest                                                        1,363        959
                                                              ---------  ---------
    Total costs and expenses                                    285,027    207,732

Income before taxes                                              37,325     56,968

Income tax provision                                             22,910     15,951
                                                              ---------  ---------
Net income                                                    $  14,415  $  41,017
                                                              =========  =========
Earnings per share:
  Basic                                                       $    0.11  $    0.33
                                                              =========  =========
  Diluted                                                     $    0.11  $    0.32
                                                              =========  =========
Weighted average shares used to
  compute diluted earnings per share                            132,522    128,807
                                                              =========  =========

              See Notes to Condensed Consolidated Financial Statements.

                                   GENENTECH, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (thousands)
                                     (unaudited)

                                                                  Three Months
                                                                 Ended March 31,
                                                              ---------------------
                                                                 1999        1998
                                                              ---------   ---------
Cash flows from operating activities:
  Net income                                                  $  14,415   $  41,017
  Adjustments to reconcile net income to net
   cash provided by operating activities:
   Depreciation and amortization                                 21,912      17,936
   Deferred income taxes                                           (924)      4,386
   Gain on sales of securities available-for-sale               (12,259)     (5,835)
   Loss on sales of securities available-for-sale                    30         376
   Write-down of securities available-for-sale                      914       2,555
   Write down of nonmarketable securities                           432           -
  Changes in assets and liabilities:
     Investments in trading securities                           (2,772)     25,290
     Receivables and other current assets                       (10,503)     15,071
     Inventories                                                  1,914      (1,685)
     Accounts payable, other current liabilities
       and other long-term liabilities                           40,466     (30,252)
                                                              ---------   ---------
  Net cash provided by operating activities                      53,625      68,859

Cash flows from investing activities:
  Purchases of securities held-to-maturity                     (126,981)   (128,731)
  Proceeds from maturities of securities held-to-maturity       112,357     102,874
  Purchases of securities available-for-sale                   (220,652)   (177,731)
  Proceeds from sales of securities available-for-sale          113,533      96,636
  Purchases of non-marketable equity securities                  (2,317)          -
  Capital expenditures                                          (18,209)    (21,002)
  Change in other assets                                        (14,148)      1,336
                                                              ---------   ---------
  Net cash used in investing activities                        (156,417)   (126,618)

Cash flows from financing activities:
  Stock issuances                                                35,190      34,578
                                                              ---------   ---------
  Net cash provided by financing activities                      35,190      34,578
                                                              ---------   ---------
Net decrease in cash and cash equivalents                       (67,602)    (23,181)
  Cash and cash equivalents at beginning of period              281,162     244,469
                                                              ---------   ---------
  Cash and cash equivalents at end of period                  $ 213,560   $ 221,288
                                                              =========   =========

              See Notes to Condensed Consolidated Financial Statements.

                                   GENENTECH, INC.
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                                     (thousands)
                                     (unaudited)

                                                       March 31,      December 31,
                                                         1999             1998
                                                     ------------     ------------
ASSETS
Current assets:
  Cash and cash equivalents                           $  213,560       $  281,162
  Short-term investments                                 681,410          606,544
  Accounts receivable, net (including amounts
    from related party: 1999-$32,522;
    1998-$22,850)                                        168,816          149,741
  Inventories                                            146,712          148,626
  Prepaid expenses and other current assets               51,940           55,885
                                                     ------------     ------------
     Total current assets                              1,262,438        1,241,958

Long-term marketable securities                          767,450          716,888
Property, plant and equipment, less accumulated
  depreciation (1999-$464,749; 1998-$445,215)            698,887          700,249
Other assets                                             197,333          196,307
                                                     ------------     ------------
Total assets                                          $2,926,108       $2,855,402
                                                     ============     ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                    $   31,576       $   40,895
  Accrued liabilities - related party                     12,778           10,945
  Other accrued liabilities                              275,422          239,487
                                                     ------------     ------------
     Total current liabilities                           319,776          291,327

Long-term debt                                           149,990          149,990
Other long-term liabilities                               66,638           70,240
                                                     ------------     ------------
     Total liabilities                                   536,404          511,557

Commitments and contingencies
Stockholders' equity:
  Preferred stock                                              -                -
  Special Common Stock                                     1,027            1,010
  Common Stock                                             1,532            1,532
  Additional paid-in capital                           1,630,326        1,588,990
  Retained earnings                                      707,465          693,050
  Accumulated other comprehensive income                  49,354           59,263
                                                     ------------     ------------
     Total stockholders' equity                        2,389,704        2,343,845
                                                     ------------     ------------
Total liabilities and stockholders' equity            $2,926,108       $2,855,402
                                                     ============     ============

            See Notes to Condensed Consolidated Financial Statements.

                                GENENTECH, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)


Note 1.     Statement of Accounting Presentation

In the opinion of Genentech, Inc. (the Company), the accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of adjustments of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three-month periods ended March 31, 1999 and 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. The condensed consolidated balance sheet as of December 31, 1998 has been derived from the audited financial statements as of that date. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report to Stockholders for the year ended December 31, 1998.

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


Note 3.     Earnings Per Share

The following is a reconciliation of the numerator and denominators of the basic and diluted earnings per share (EPS) computations for the quarter ended March 31, 1999 and 1998 (in thousands).

                                                1999         1998
                                            -----------------------
Numerator:
 Net income - numerator for
  basic and diluted EPS:                    $  14,415     $  41,017
                                            ---------     ---------
Denominator:
 Denominator for basic EPS--
  weighted-average shares                     127,704       124,758

 Effect of dilutive securities:
  Stock options                                 4,818         4,049
                                            ---------     ---------
 Denominator for diluted EPS
 --adjusted weighted-average
   shares and assumed conversions             132,522       128,807
                                            =========     =========

     In the first quarter of 1999, all options outstanding were dilutive. In the first quarter of 1998, options to purchase 2,850,050 shares of Special Common Stock at $67.31 per share were outstanding, but were not included in the computation of diluted EPS. These options' exercise price was greater than the average market price of the Special Common Stock and therefore, the effect would be anti-dilutive.

     The Company had convertible subordinated debentures that were convertible to 1,013,447 shares of Special Common Stock in the first quarter of 1999 and had convertible subordinated debentures that were convertible to 1,013,514 shares of Special Common Stock in the comparable period in 1998, but were not included in the computation of diluted EPS because they were anti-dilutive.


Note 4.     Comprehensive Income

The Company adopted FAS 130, "Reporting Comprehensive Income," in 1998. Comprehensive income is comprised of net income and other comprehensive income. The Company's other comprehensive income includes unrealized holding gains and losses on its available-for-sale securities, which were reported separately in stockholders' equity, and included in accumulated other comprehensive income. Comprehensive income was $4.5 million for the quarter ended March 31, 1999 and $46.1 million for the comparable period in 1998.


Note 5.     Relationship with Roche Holdings, Inc.

On June 30, 1999, Roche Holdings, Inc.'s (Roche) option to cause the Company to redeem (call) the outstanding Callable Putable Common Stock (Special Common Stock) of the Company at $82.50 will expire. This arrangement was the result of the October 1995 agreement (the Agreement) between the Company and Roche. Should the call be exercised, Roche will concurrently purchase from the Company a like number of shares of Common Stock for a price equal to the Company's cost to redeem the Special Common Stock. If Roche does not cause the redemption as of June 30, 1999, for thirty business days commencing July 1, 1999, the Company's stockholders will have the option (the put) to cause the Company to redeem none, some, or all of their shares of Special Common Stock at $60.00 per share (and Roche will concurrently provide the necessary redemption funds to the Company by purchasing a like number of shares of Common Stock at $60.00 per share). Roche Holding Ltd, a Swiss corporation, has guaranteed Roche's obligation under the put.

     In the event that sufficient shares of the Company's Special Common Stock are tendered pursuant to the put to result in Roche owning at least 85% of the total outstanding shares of the Company's outstanding equity, the Company has in place an Incentive Units Program (the Program) that would result in amounts becoming payable to eligible employees if specified performance benchmarks are achieved by the Company during the term of the Program. In event of the put, at March 31, 1999, $14.7 million is contingently payable under the Program.

     Under the Agreement, independent of its right to cause the Company to redeem the Special Common Stock, Roche may increase its ownership of the Company up to 79.9% by making purchases on the open market. Roche held approximately 64.9% of the outstanding common equity of the Company as of March 31, 1999.

     In conjunction with the Agreement, the Company and F. Hoffmann-La Roche Ltd (HLR) entered into an agreement (the License Agreement), pursuant to which HLR was granted an option for ten years for licenses to use and sell certain of the Company's products in non-U.S. markets. In the second quarter of 1997 and the second and fourth quarters of 1998, the Company and HLR agreed in principle to changes to the License Agreement. As so revised, under the License Agreement, HLR may exercise its option to license any such future product of the Company either when the Company determines to move such product into development or at the end of Phase II clinical trials. The License Agreement provides that the Company and HLR will share the U.S. and European development costs regardless of the location or purpose of studies. Also, as part of this Agreement, the Company receives royalties on sales of certain of its products in Canada, on sales of Pulmozyme, registered trademark, outside of the U.S. and on sales of rituximab outside of the U.S., excluding Japan.

     Contract revenue from HLR for the reimbursement of ongoing development expenses was $4.3 million for the first quarter of 1999 and $7.8 million for the comparable period in 1998.

     In addition, on July 6, 1998, the Company entered into an agreement with HLR to provide HLR exclusive marketing rights outside of the U.S. for Herceptin, registered trademark, (trastuzumab). Under the agreement, HLR paid $40.0 million and has agreed to pay cash milestones tied to future product development activities, to contribute equally with the Company up to a maximum of $40.0 million on global development costs and to make royalty payments on product sales. As of March 31, 1999, no additional amounts have been paid.


Note 6.     Legal Proceedings

The Company is a party to various legal proceedings, including patent infringement cases involving human growth hormone products and Activase, registered trademark, product liability cases and other matters.

     In July 1997, an action was filed in the U.S. District Court for the Northern District of California alleging that the Company's manufacture, use and sale of its Nutropin, registered trademark, human growth hormone products infringed a patent (the Goodman Patent) owned by the Regents of the University of California (UC). This action is substantially the same as a previous action filed in 1990 against the Company by UC alleging that the Company's manufacture, use and sale of its Protropin, registered trademark, human growth hormone products infringed the Goodman Patent. The 1997 case has been stayed pending the conclusion of the 1990 case, which is now in trial. UC has publicly stated that it is seeking $400 million in damages from the Company pursuant to the 1990 case.

     In the 1990 case, UC contends that the Protropin production plasmid, developed and used by the Company, infringes the claims of the Goodman Patent under the doctrine of equivalents. UC contends that UC human growth hormone cDNA brought to Genentech by an ex-employee of UC, Peter Seeburg, was used in the construction of the Company's Protropin production plasmid, and that such use, if it occurred, constitutes some evidence of infringement under the doctrine of equivalents. The Company vigorously and emphatically denies that the UC human growth hormone cDNA brought to Genentech by Mr. Seeburg was used in the construction of Genentech's human growth hormone production plasmid. Rather, the Company's records demonstrate that the plasmid was developed internally by Dr. David Goeddel without any use of the UC cDNA. In addition, the Company believes the evidence in the case strongly supports its position that there is no infringement of the Goodman Patent under the doctrine of equivalents. The Company also believes that UC committed fraud upon the U.S. Patent and Trademark Office in obtaining the Goodman Patent when it was originally issued to UC in 1982, and that the Goodman Patent is therefore invalid because of UC's inequitable conduct.

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

     The Company has entered into a settlement agreement with the U.S. Department of Justice and the U.S. Attorney for the Northern District of California concerning an investigation, ongoing since 1995, into the Company's past promotional practices with respect to human growth hormone.
As part of the settlement agreement, the Company will pay a criminal fine and restitution in the amount of $50 million and will plead guilty to a felony of promoting Protropin for medical uses for which it was not approved. The Company recorded a $50 million charge in the first quarter of 1999 related to the settlement.


Note 7.     Inventories

Inventories are summarized below:

                                          March 31,       December 31,
                                            1999              1998
                                        ------------      ------------
                                                  (thousands)

         Raw materials and supplies      $  21,700         $  21,414
         Work in process                   102,520           106,383
         Finished goods                     22,492            20,829
                                         ---------         ---------
                Total                    $ 146,712         $ 148,626
                                         =========         =========

                   INDEPENDENT ACCOUNTANTS' REVIEW REPORT



The Board of Directors and Stockholders
Genentech, Inc.


We have reviewed the accompanying condensed consolidated balance sheet of Genentech, Inc. as of March 31, 1999, and the related condensed consolidated statements of income and cash flows for the three-month periods ended March 31, 1999 and 1998. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Genentech, Inc. as of December 31, 1998, and the related consolidated statements of income, stockholders' equity, and cash flows for the year then ended (not presented herein) and in our report dated January 20, 1999, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1998, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.





                                             ERNST & YOUNG LLP

San Jose, California
April 9, 1999

                              GENENTECH, INC.
                             FINANCIAL REVIEW


RELATIONSHIP WITH ROCHE HOLDINGS, INC.

On June 30, 1999, Roche Holdings, Inc.'s (Roche) option to cause Genentech, Inc. (the Company) to redeem (call) the outstanding Callable Putable Common Stock (Special Common Stock) of the Company at $82.50 will expire. This arrangement was the result of the October 1995 agreement (the Agreement) between the Company and Roche. Should the call be exercised, Roche will concurrently purchase from the Company a like number of shares of Common Stock for a price equal to the Company's cost to redeem the Special Common Stock. If Roche does not cause the redemption as of June 30, 1999, for thirty business days commencing July 1, 1999, the Company's stockholders will have the option (the put) to cause the Company to redeem none, some, or all of their shares of Special Common Stock at $60.00 per share (and Roche will concurrently provide the necessary redemption funds to the Company by purchasing a like number of shares of Common Stock at $60.00 per share).

     In conjunction with the Agreement, the Company and F. Hoffmann-La Roche Ltd (HLR) entered into an agreement (the License Agreement), pursuant to which HLR was granted an option for ten years for licenses to use and sell certain of the Company's products in non-U.S. markets. In the second quarter of 1997 and the second and fourth quarters of 1998, the Company and HLR agreed in principle to changes to the License Agreement. As so revised, under the License Agreement, HLR may exercise its option to license any such future product of the Company either when the Company determines to move such product into development or at the end of Phase II clinical trials. The License Agreement provides that the Company and HLR will share the U.S. and European development costs regardless of the location or purpose of studies. Also, as part of this Agreement, the Company receives royalties on sales of certain of its products in Canada, on sales of Pulmozyme, registered trademark, outside of the U.S. and on sales of rituximab outside of the U.S., excluding Japan.

     Contract revenue from HLR for the reimbursement of ongoing development expenses was $4.3 million for the first quarter of 1999 and $7.8 million for the comparable period in 1998.

     In addition, on July 6, 1998, the Company entered into an agreement with HLR to provide HLR exclusive marketing rights outside of the U.S. for Herceptin, registered trademark, (trastuzumab). Under the agreement, HLR paid $40.0 million and has agreed to pay cash milestones tied to future product development activities, to contribute equally with the Company up to a maximum of $40.0 million on global development costs and to make royalty payments on product sales. As of March 31, 1999, no additional amounts have been paid.

RESULTS OF OPERATIONS
(dollars in millions, except per share amounts)

                                           Three Months Ended
                                                March 31,
                                           ------------------
REVENUES                                     1999       1998     % Change
---------                                  -------    -------    --------
Revenues                                   $ 322.4    $ 264.7        22%
                                           =======    =======    ========

PRODUCT SALES
-----------------------------------
Herceptin                                  $  39.9    $   -           -%
Rituxan                                       57.1       37.7        51
Activase                                      52.0       55.7        (7)
Protropin, Nutropin and Nutropin AQ           56.2       50.9        10
Pulmozyme                                     28.2       19.5        45
Actimmune                                      0.7        0.9       (22)
                                           -------    -------    --------
Total product sales                        $ 234.1    $ 164.7        42%
                                           =======    =======    ========

Sales of Herceptin, indicated for the treatment of certain patients with metastatic breast cancer, in the first quarter of 1999 were $39.9 million. The Company recorded $30.5 million of initial sales of Herceptin in the fourth quarter of 1998. While the Company is encouraged by these sales figures, not enough time has passed for these figures to be indicative of future sales. An increase of physician acceptance of Herceptin, as an important therapy for women with metastatic breast cancer who have tumors that overexpress the human epidermal growth factor receptor (HER2) protein, has contributed to a positive sales trend and successful initial penetration into the breast cancer market.

Sales of Rituxan, registered trademark, (Rituximab), indicated for the treatment of patients with relapsed or refractory low-grade or follicular, CD20-positive, B-cell non-Hodgkin's lymphoma,(B-cell NHL), a cancer of the immune system, increased 51% in the first quarter of 1999 from the comparable period in 1998. This sales increase is primarily due to increased market penetration for the treatment of B-cell NHL. Rituxan was co-developed by the Company and IDEC Pharmaceuticals Corporation (IDEC), from whom the Company licenses Rituxan.

Net sales of Activase, registered trademark, (Alteplase, recombinant), a tissue plasminogen activator (t-PA), decreased 7% in the first quarter of 1999 from the comparable period in 1998. The decrease is due to a continued decline in the overall size of the thrombolytic therapy market due to mechanical reperfusion and continued competition from Centocor, Inc.'s (Centocor) Retavase, registered trademark.

     In February 1999, the Company received a new patent related to variant forms of t-PA. Based on this patent, the Company filed a second infringement suit against Centocor, Inc. in the U.S. District Court for the Northern District of California which alleges that Centocor's sale, offer for sale, and use and importation of Retavase, a t-PA product, in the U.S. infringes this new patent of the Company. Last year, the Company brought suit against Centocor in the same court above alleging infringement of two related Genentech patents. The suits have been consolidated and are pending.

Net sales of the Company's three growth hormone products - Protropin, registered trademark, (somatrem for injection), Nutropin, registered trademark, [somatropin (rDNA origin) for injection] and Nutropin AQ, registered trademark, [somatropin (rDNA origin) injection], a liquid formulation of Nutropin - increased 10% in the first quarter of 1999 from the comparable period in 1998. This increase primarily reflects fluctuations in distributor ordering patterns.

Net sales of Pulmozyme (dornase alfa) increased 45% in the first quarter of 1999 from the comparable period in 1998 primarily due to increased sales to Roche and increased market penetration for the treatment of cystic fibrosis.

                                    Three Months Ended
                                         March 31,
ROYALTIES, CONTRACT AND             ------------------
  OTHER, AND INTEREST INCOME          1999       1998     % Change
----------------------------        -------    -------    --------
Royalties                            $46.6      $64.5        (28)%
Contract and other                    19.3       14.9         30
Interest income                       22.4       20.6          9

Royalty income decreased by 28% in the first quarter of 1999 from the comparable period in 1998. The decrease primarily relates to the expiration of royalties from Eli Lilly and Company in August 1998.

Contract and other revenue increased 30% in the first quarter of 1999 from the comparable period in 1998 primarily due to higher gains on the sale of biotechnology equity securities and higher revenues from strategic alliances, partly offset by lower contract revenues from Roche.

Interest income increased 9% in the first quarter of 1999 from the comparable period in 1998 due to a higher portfolio balance. The total investment portfolio, consisting of cash and cash equivalents, and short- and long-term marketable securities, increased to $1,662.4 million as of March 31, 1999 from $1,372.9 million as of March 31, 1998 and from $1,604.6 million as of December 31, 1998.

                                    Three Months Ended
                                         March 31,
                                    ------------------
COSTS AND EXPENSES                    1999       1998     % Change
--------------------------          -------    -------    --------
Cost of sales                       $ 45.7     $ 33.6         36%
Research and development              90.7       98.2         (8)
Marketing, general and
  administrative                      97.2       74.9         30
Legal settlement                      50.0        -            -
Interest expense                       1.4        1.0         40
                                    -------    -------    --------
  Total costs and expenses          $285.0     $207.7         37%
                                    =======    =======    ========

Cost of sales as a percent of product sales was 20% in the first quarter of 1999 and 1998.

Research and development (R&D) expenses decreased 8% in the first quarter of 1999 from the comparable period in 1998. For the first quarter of 1999, the Company invested approximately 28% of revenues into R&D compared to 37% in the comparable period in 1998. This percentage decrease reflects the Company's goal to decrease R&D spending as a percent of revenues as products progress through late-stage clinical trials and revenues increase.

Marketing, general and administrative (MG&A) expenses increased 30% in the first quarter of 1999 from the comparable period in 1998 due to higher marketing and sales (M&S) expenses in support of oncology products and higher profit sharing with IDEC related to higher sales of Rituxan.

                                    Three Months Ended
                                         March 31,
                                    ------------------
INCOME TAXES                          1999       1998     % Change
-------------                       -------    -------    --------
Income taxes                         $22.9      $16.0         43%

The Company's effective income tax rate for the first quarter of 1999 was 61% compared to 28% in the first quarter of 1998. The 61% tax rate in the first quarter of 1999 reflects the nature of the $50 million legal settlement expense as well as an increase in the income tax rate due to reduced benefits from both R&D tax credits and realization of foreign losses. Excluding the legal settlement expense, the Company's effective tax rate would have been 33%.

                                          Three Months Ended
                                               March 31,
                                          ------------------
NET INCOME                                  1999       1998     % Change
-------------------                       -------    -------    --------
Net income                                $ 14.4     $ 41.0       (65)%
Earnings per share:
  Basic                                   $ 0.11     $ 0.33
  Diluted                                 $ 0.11     $ 0.32

The 65% decrease in net income in the first quarter of 1999 from the comparable period in 1998 was due to the legal settlement as discussed in note 6 of the Notes to the Condensed Consolidated Financial Statements. Exclusive of the legal settlement, net income in the first quarter of 1999 would have been $58.5 million, an increase of 43% over the first quarter of 1998. This increase was driven by higher product sales, primarily related to new sales of Herceptin and higher sales of Rituxan. This increase was partly offset by lower royalties and higher M&S expenses and cost of sales.

LIQUIDITY AND CAPITAL
  RESOURCES                         March 31, 1999        December 31, 1998
---------------------------      -------------------     -------------------
Cash and cash equivalents,            $ 1,662.4               $ 1,604.6
  short-term investments
  and long-term marketable
  securities

Working capital                           942.7                   950.6

     Cash generated from operations, maturities of investments and stock issuances were used to make investments in marketable securities and capital additions.

Cash and cash equivalents, short-term investments and long-term marketable securities at March 31, 1999, increased by $57.8 million compared to December 31, 1998 and working capital decreased by $7.9 million in the first quarter of 1999.

Capital expenditures totaled $18.2 million in the first quarter of 1999 compared to $21.0 million in the comparable period in 1998. The decrease in the first quarter of 1999 was primarily due to a decrease in construction activity related to existing manufacturing facilities, partly offset by an increase in equipment purchases.


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

Competition: The Company faces growing competition in two of its therapeutic markets and expects new competition in a third. First, Activase lost market share and could lose additional market share in the thrombolytic market to Centocor's Retavase and the resulting adverse effect on sales could be material. Retavase received FDA approval in October 1996 for the treatment of acute myocardial infarction (AMI). In addition, there is an increasing use of mechanical reperfusion in lieu of thrombolytic therapy for the treatment of AMI, which is expected to continue. Second, in the growth hormone market, the Company continues to face increased competition from five other companies with growth hormone products, although one company has been preliminarily enjoined from selling its product. As a result of this competition, the Company has experienced a loss in new patient market share. Four of these competitors have also received approval to market their existing human growth hormone products for additional indications. The Company expects that such competition could have an adverse effect on its sales of Protropin, Nutropin and Nutropin AQ and such effect could be material. Third, in the B-cell NHL market, Coulter Pharmaceuticals Inc. has recently filed for approval with the FDA with respect to an antibody product for a similar indication for which Rituxan is approved. Genentech is aware of other potentially competitive biologic therapies in development.

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

     During the quarter, the Company entered into an agreement with Schwarz Pharma AG for the development and distribution of Nutropin AQ and the sustained-release Nutropin Depot, trademark, [somatropin (rDNA origin for depot suspension] for the treatment of certain pediatric and adult growth disorders in Europe and certain other countries outside of the U.S., Canada and Japan. Under the terms of the agreement, the Company will receive an upfront payment and additional benchmark payments upon Schwarz Pharma's achievements of development milestones. In addition, Schwarz Pharma will contribute to future development of these products. As of March 31, 1999, no amounts have been received. The Company and partner Alkermes, Inc. will manufacture the products for sale by Schwarz Pharma. The Company and Alkermes are currently preparing U.S. regulatory filings seeking marketing approval for Nutropin Depot.

R&D: The Company is committed to aggressive R&D investment to discover and develop new products. The Company currently has several products in late-stage clinical testing and anticipates that its R&D expenses will continue at a high percentage of revenues over the short-term. Over the long-term, as revenues increase, R&D as a percent of revenues is expected to decrease.

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

     An inventory of business critical financial, informational and operational systems, including manufacturing control systems, has been essentially completed. Compliance analysis is approximately 85% complete for these systems. Remediation activities vary by department, however, on the average, remediation activities are approximately 60% complete. Testing of the Company's information technology infrastructure is 80% complete. Testing of business critical application programs began in the third quarter of 1998, and is scheduled to be complete by the third quarter of 1999. Contingency planning for business critical processes, which will include provisions such as identifying alternative sources for materials and services and if necessary reverting to non-computerized systems for processing information, was initiated in March 1999 and these plans are scheduled for completion in September 1999. The Company believes that with the completed modifications, the Y2K issue will not pose significant operational problems for its computer systems and equipment. However, if such modifications and conversions are not made, or are not completed in a timely fashion, the Year 2000 issue could have a material impact on the operations of the Company, the precise degree of which cannot be known at this time.

     In addition to risks associated with the Company's own computer systems and equipment, the Company has relationships with, and is to varying degrees dependent upon, a large number of third parties that provide information, goods and services to the Company. These include financial institutions, suppliers, vendors, research partners, governmental entities and customers. If significant numbers of these third parties experience failures in their computer systems or equipment due to Year 2000 noncompliance, it could affect the Company's ability to process transactions, manufacture products, or engage in similar normal business activities. While some of these risks are outside the control of the Company, the Company has instituted programs, including internal records review and use of external questionnaires, to identify key third parties, assess their level of Year 2000 compliance, update contracts and address any noncompliance issues.

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

Roche Holdings, Inc.: At March 31, 1999, Roche held approximately 64.9% of the Company's outstanding common equity. The Company expects to continue to have material transactions with Roche, including royalty and contract revenues, product sales and joint product development costs. See also Relationship with Roche Holdings, Inc. note in Notes to Condensed Consolidated Financial Statements for a discussion of the terms of the put and call pursuant to the Agreement.

Market Risk: The Company is exposed to market risk, including changes to interest rates, foreign currency exchange rates and equity investment prices. To reduce the volatility relating to these exposures, the Company enters into various derivative investment transactions pursuant to the Company's investment and risk management policies and procedures in areas such as hedging and counterparty exposure practices. The Company does not use derivatives for speculative purposes.

     The Company maintains risk management control systems to monitor the risks associated with interest rates, foreign currency exchange rates and equity investment price changes, and its derivative and financial instrument positions. The risk management control systems use analytical techniques, including sensitivity analysis and market values. Though the Company intends for its risk management control systems to be comprehensive, there are inherent risks which may only be partially offset by the Company's hedging programs should there be unfavorable movements in interest rates, foreign currency exchange rates or equity investment prices.

     Interest Rates - The Company's interest income is sensitive to changes in the general level of interest rates, primarily U.S. interest rates. In this regard, changes in U.S. interest rates affect the interest earned on the Company's cash equivalents, short-term investments, convertible preferred stock investments, convertible loans and long-term investments. To mitigate the impact of fluctuations in U.S. interest rates, the Company may enter into swap transactions, which involve the receipt of fixed rate interest and the payment of floating rate interest without the exchange of the underlying principal. By investing the Company's cash in an amount equal to the notional amount of the swap contract, with a maturity date equal to the maturity date of the floating rate obligation, the Company hedges itself from any potential earnings impact due to changes in interest rates.

     Foreign Currency Exchange Rates - The Company receives royalty revenues from licensees selling products in countries throughout the world. As a result, the Company's financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which the Company's licensed products are sold. The Company is exposed to changes in exchange rates in Europe, Asia (primarily Japan) and Canada. The Company's exposure to foreign exchange rates primarily exists with the Euro. When the U.S. dollar strengthens against the currencies in these countries, the U.S. dollar value of non-U.S. dollar-based revenue decreases; when the U.S. dollar weakens, the U.S. dollar value of the non-U.S. dollar-based revenues increases. Accordingly, changes in exchange rates, and in particular a strengthening of the U.S. dollar, may adversely affect the Company's royalty revenues as expressed in U.S. dollars. In addition, as part of its overall investment strategy, the Company has a portion of its portfolio primarily in nondollar denominated investments. As a result, the Company is exposed to changes in the exchange rates of the countries in which these nondollar denominated investments are made.

     To mitigate this risk, the Company hedges certain of its anticipated revenues by purchasing option contracts with expiration dates and amounts of currency that are currently based on 25% to 90% of probable future revenues so that the potential adverse impact of movements in currency exchange rates on the nondollar denominated revenues will be at least partly offset by an associated increase in the value of the option. Currently, the duration of these options is generally one to three years. The Company may also enter into foreign currency forward contracts (forward contracts) to lock in the dollar value of a portion of these anticipated revenues. The duration of these forward contracts is generally less than one year. Also, to hedge the nondollar denominated investments in the portfolio, the Company also enters into forward contracts.

     Equity Investment Securities - As part of its strategic alliance efforts, the Company invests in equity instruments of biotechnology companies that are subject to fluctuations from market value changes in stock prices. To mitigate this risk, certain equity securities are hedged with costless collars. A costless collar is a purchased put option and a written call option in which the cost of the purchased put and the proceeds of the written call offset each other; therefore, there is no initial cost or cash outflow for these instruments at the time of purchase. The purchased put protects the Company from a decline in the market value of the security below a certain minimum level (the put "strike" level); while the call effectively limits the Company's potential to benefit from an increase in the market value of the security above a certain maximum level (the call "strike" level). In addition, as part of its strategic alliance efforts, the Company holds dividend bearing convertible preferred stock and has made interest bearing loans that are convertible into the equity securities of the debtor.

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

Legal Proceedings: The Company is a party to various legal proceedings including patent infringement cases and other matters. See the Leases, Commitments and Contingencies note in the Notes to Consolidated Financial Statements for further information.

                                 GENENTECH, INC.
                           PART II.  OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS

Previously reported.

See Item 3 of the Company's report on Form 10-K for the period ended December 31, 1998.

See also Note 6 "Legal Proceedings" in Part I "Notes to Condensed
Consolidated Financial Statements."


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            (a)  Exhibits

                 15.1   Letter re:  Unaudited Interim Financial Information

                 27.1   Financial Data Schedule


            (b)  Reports on Form 8-K

                 There were no reports on Form 8-K filed during the quarter ended March 31, 1999.



ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


The Company's market risk disclosures set forth in the 1998 Annual Report to Stockholders have not changed significantly.

                                GENENTECH, INC.
                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


   Date:  May 11, 1999                           GENENTECH, INC.



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