Form 10-Q
period 1999-06-30
GENENTECH INC
filed 1999-08-11
CIK 318771

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC  20549

                                  FORM 10-Q

(Mark One)

X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended June 30, 1999.

       Transition report pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934.  For the transition period from   to   .


                            Commission File Number
                                    1-9813

                                GENENTECH, INC.
             (Exact name of registrant as specified in its charter)

           Delaware                                         94-2347624
(State or other jurisdiction of                          (I.R.S. employer
 incorporation or organization)                        identification number)

            1 DNA Way, South San Francisco, California  94080-4990
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                                           Number of Shares Outstanding
-----                                           ----------------------------
Common Stock $.02 par value                     127,857,556
                                                Outstanding at July 31, 1999

                               GENENTECH, INC.
                                    INDEX


PART I.     FINANCIAL INFORMATION                                    PAGE NO.

Condensed Consolidated Statements of Operations -
for the three months and six months ended
June 30, 1999 and 1998                                                  3

Condensed Consolidated Statements of Cash Flows -
for the six months ended June 30, 1999 and 1998                         4

Condensed Consolidated Balance Sheets -
June 30, 1999 and December 31, 1998                                     5

Notes to Condensed Consolidated Financial Statements                 6-16

Independent Accountants' Review Report                                 17

Financial Review                                                    18-40

PART II.     OTHER INFORMATION                                      41-43

SIGNATURES                                                             44


In this report, "Genentech," "we," "us" and "our" refer to Genentech, Inc.


We own or have rights to various copyrights, trademarks and trade names used in our business including the following: Actimmune, registered trademark, interferon gamma-1b; Activase, registered trademark, (alteplase, recombinant) tissue-plasminogen activator; Herceptin, registered trademark, (trastuzumab) anti-HER2 antibody; Nutropin, registered trademark, (somatropin (rDNA origin) for injection) growth hormone; Nutropin AQ, registered trademark, (somatropin (rDNA origin) injection) liquid formulation growth hormone; Nutropin Depot, trademark, encapsulated sustained-release growth hormone; Protropin, registered trademark, (somatrem for injection) growth hormone; Pulmozyme, registered trademark, (dornase alfa, recombinant) inhalation solution; and Rituxan, registered trademark, (rituximab) antibody. This report also includes trademarks, service marks and trade names of other companies.

PART I.  FINANCIAL INFORMATION

                               GENENTECH, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (thousands, except per share amounts)
                                 (unaudited)


                                                Three Months           Six Months
                                               Ended June 30,        Ended June 30,
                                           ----------------------  ----------------------
                                              1999         1998       1999        1998
                                           ----------   ---------  ----------   ---------
Revenues:
  Product sales (including amounts
    from related parties: three months -
    1999-$13,374; 1998-$6,566; six
    months - 1999-$26,998; 1998-$13,173)   $  269,355   $ 176,263  $  503,424   $ 340,982
  Royalties (including amounts from
    related parties: three months -
    1999-$8,870; 1998-$8,752; six
    months - 1999-$20,111; 1998-$15,881)       45,986      57,388      92,604     121,881
  Contract and other (including
    amounts from related parties:
    three months - 1999-$15,675;
    1998-$7,850; six months -
    1999-$19,944; 1998-$15,648)                57,915      14,056      77,181      28,921
  Interest                                     21,986      20,305      44,385      40,928
                                           ----------   ---------  ----------   ---------
     Total revenues                           395,242     268,012     717,594     532,712

Costs and expenses:
  Cost of sales (including amounts
    from related parties: three months -
    1999-$11,145; 1998-$5,747; six
    months - 1999-$21,931; 1998-$11,772)       52,681      37,150      98,404      70,771
  Research and development (including
    contract related: three months -
    1999-$6,566; 1998-$10,679; six
    months - 1999-$14,426; 1998-$19,741)       94,211      92,949     184,951     191,151
  Marketing, general and administrative       117,372      80,643     214,573     155,593
  Legal settlement                                  -           -      50,000           -
  Special charge, related to redemption     1,147,304           -   1,147,304           -
  Interest                                      1,356       1,195       2,719       2,154
                                           ----------   ---------  ----------   ---------
    Total costs and expenses                1,412,924     211,937   1,697,951     419,669

Income (loss) before taxes                 (1,017,682)     56,075    (980,357)    113,043
Income tax (benefit) provision                (94,490)     15,701     (71,580)     31,652
                                           ----------   ---------  ----------   ---------
Net income (loss)                          $ (923,192)  $  40,374  $ (908,777)  $  81,391
                                           ==========   =========  ==========   =========
Earnings (loss) per share:
  Basic                                    $    (7.19)  $    0.32  $    (7.09)  $    0.65
                                           ==========   =========  ==========   =========
  Diluted                                  $    (7.19)  $    0.31  $    (7.09)  $    0.63
                                           ==========   =========  ==========   =========
Weighted average shares used to
  compute earnings (loss) per share:
  Basic                                       128,480     125,601     128,092     125,179
                                           ==========   =========  ==========   =========
  Diluted                                     128,480     129,775     128,092     129,291
                                           ==========   =========  ==========   =========


          See Notes to Condensed Consolidated Financial Statements.

                               GENENTECH, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (thousands)
                                  (unaudited)


                                                                   Six Months
                                                                  Ended June 30,
                                                              ----------------------
                                                                 1999        1998
                                                              ----------  ----------
Cash flows from operating activities:
  Net (loss) income                                           $ (908,777) $   81,391
  Adjustments to reconcile net income (loss) to net
   cash provided by (used in) operating activities:
     Depreciation and amortization                                44,317      37,246
     In-process research and development                         752,500           -
     Non-cash compensation related to stock options,
       net of tax                                                 61,353           -
     Write-up of securities available-for-sale                   (20,337)          -
     Deferred income taxes                                      (114,672)     (8,480)
     Gain on sales of securities available-for-sale              (12,283)     (5,835)
     Loss on sales of securities available-for-sale                  921         389
     Write down of securities available-for-sale                   8,467       7,193
     Write down of non-marketable equity securities                  432           -
     Gain on fixed asset dispositions                                (16)          -
  Changes in assets and liabilities:
     Investments in trading securities                            (4,944)    (16,263)
     Receivables and other current assets                        (38,643)     12,458
     Inventories                                                  10,333        (814)
     Accounts payable, other current liabilities
       and other long-term liabilities                           344,920      (7,281)
                                                              ----------  ----------
  Net cash provided by operating activities                      123,571     100,004

Cash flows from investing activities:
  Purchases of securities held-to-maturity                      (186,612)   (177,416)
  Proceeds from maturities of securities held-to-maturity        150,357     152,182
  Purchases of securities available-for-sale                    (300,254)   (302,359)
  Proceeds from sales of securities available-for-sale           257,752     162,945
  Purchases of non-marketable equity securities                  (39,177)     (5,425)
  Capital expenditures                                           (41,513)    (43,331)
  Change in other assets                                         (17,721)     (2,568)
                                                              ----------  ----------
  Net cash used in investing activities                         (177,168)   (215,972)

Cash flows from financing activities:
  Stock issuances                                                 64,291      61,451
                                                              ----------  ----------
  Net cash provided by financing activities                       64,291      61,451
                                                              ----------  ----------
Net (decrease) increase in cash and cash equivalents              10,694     (54,517)
  Cash and cash equivalents at beginning of period               281,162     244,469
                                                              ----------  ----------
  Cash and cash equivalents at end of period                  $  291,856  $  189,952
                                                              ==========  ==========


          See Notes to Condensed Consolidated Financial Statements.

                               GENENTECH, INC.
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (thousands)
                                  (unaudited)


                                                        June 30,        December 31,
                                                          1999             1998
                                                      ------------     ------------
ASSETS
Current assets:
  Cash and cash equivalents                           $    291,856     $    281,162
  Short-term investments                                   621,122          606,544
  Accounts receivable, net (including amounts
    from related party: 1999-$34,743;
    1998-$22,850)                                          191,743          149,741
  Inventories                                              324,473          148,626
  Prepaid expenses and other current assets                 13,115           55,885
                                                      ------------     ------------
     Total current assets                                1,442,309        1,241,958

Long-term marketable securities                            808,024          716,888
Property, plant and equipment, less accumulated
  depreciation (1999-$484,755; 1998-$445,215)              718,743          700,249
Goodwill                                                 1,706,042                -
Other intangible assets                                  1,563,601           65,033
Other assets                                               130,660          131,274
                                                      ------------     ------------
Total assets                                          $  6,369,379     $  2,855,402
                                                      ============     ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                    $     32,173     $     40,895
  Accrued liabilities - related party                       13,975           10,945
  Other accrued liabilities                                573,087          239,487
                                                      ------------     ------------
     Total current liabilities                             619,235          291,327

Long-term debt                                             149,989          149,990
Other long-term liabilities                                471,304           70,240
                                                      ------------     ------------
     Total liabilities                                   1,240,528          511,557

Commitments and contingencies
Stockholders' equity:
  Preferred stock                                                -                -
  Special Common Stock                                           -            1,010
  Common Stock                                               2,573            1,532
  Additional paid-in capital                             7,026,381        1,588,990
  Retained earnings (accumulated deficit)               (1,937,871)         693,050
  Net unrealized gain on securities
     available-for-sale                                     37,768           59,263
                                                      ------------     ------------
     Total stockholders' equity                          5,128,851        2,343,845
                                                      ------------     ------------
Total liabilities and stockholders' equity            $  6,369,379     $  2,855,402
                                                      ============     ============


          See Notes to Condensed Consolidated Financial Statements.

                               GENENTECH, INC.
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (unaudited)


Note 1.     Statement of Accounting Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of adjustments of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three- and six-month periods ended June 30, 1999 and 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. The condensed consolidated balance sheet as of December 31, 1998 has been derived from the audited financial statements as of that date. For further information, refer to the consolidated financial statements and notes thereto included in our Annual Report to Stockholders for the year ended December 31, 1998.

The unaudited condensed consolidated financial statements give effect to our June 30, 1999 redemption of all of our outstanding callable putable common stock, par value $.02 per share (referred to as our "Special Common Stock") held by stockholders other than Roche Holdings, Inc., commonly known as Roche, at a price of $82.50 per share in cash with funds deposited by Roche for such purpose (the "Redemption"), resulting in Roche owning 100% of our common stock. Roche will account for the Redemption as a purchase of a business and we are required to push down the effect of the Redemption and Roche's 1990 through 1997 purchases of our Common Stock and Special Common Stock into our consolidated financial statements.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Certain reclassifications of prior year amounts have been made to conform with the current year presentation.


Note 2.     Redemption of Genentech's Special Common Stock

Basis of Presentation

Roche will account for the Redemption as a purchase of a business and we are required to push down the effect of the Redemption and Roche's 1990 through 1997 purchases of our Common and Special Common Stock into our consolidated financial statements at the date of the Redemption. Under this method of accounting, Genentech's assets and liabilities, including intangible assets, were recorded at their fair values not to exceed the aggregate purchase price plus Roche's transaction costs. In 1990 and 1991 through 1997 Roche purchased 60% and 5%, respectively, of the outstanding stock of Genentech. Further, in June 1999, we redeemed all of our Special Common Stock held by stockholders other than Roche resulting in Roche owning 100% of our common stock. The push-down effect of Roche's aggregate purchase price and the Redemption price in the unaudited condensed consolidated balance sheet as of

June 30, 1999 is allocated based on Roche's ownership percentages as if the purchases occurred at the original purchase dates for the 1990 and 1991 through 1997 purchases, and at June 30, 1999 for the Redemption. Management of Genentech determined the values of tangible and intangible assets, including in-process research and development, used in allocating the purchase prices. The aggregate purchase prices for the acquisition of all of Genentech's outstanding shares, including Roche's estimated transaction costs of $10.0 million, was $6,604.9 million, consisting of approximately $2,843.5 million for the 1990 and 1991 through 1997 purchases and approximately $3,761.4 million for the Redemption.

The following table shows details of the excess of purchase price over net book value (in millions):


                                                 Purchase Period
                                               --------------------
                                               1990-1997     1999       Total
                                               ---------  ---------   ---------
Total purchase price                           $ 2,843.5  $ 3,761.4   $ 6,604.9
   Less portion of net book value purchased        566.6      836.4     1,403.0
                                               ---------  ---------   ---------
Excess of purchase price over net book value   $ 2,276.9  $ 2,925.0   $ 5,201.9
                                               =========  =========   =========


The following table shows the allocation of the excess of the purchase price over net book value (in millions):

                                              Purchase Period
                                            --------------------
                                            1990-1997     1999       Total
                                            ---------  ---------   ---------
Inventories                                 $   102.0  $   186.2   $   288.2
Land                                              -         16.6        16.6
In-process research and development             500.5      752.5     1,253.0
Developed product technology                    429.0      765.0     1,194.0
Core technology                                 240.5      203.0       443.5
Developed license technology                    292.5      175.0       467.5
Trained and assembled workforce                  32.5       49.0        81.5
Tradenames                                       39.0      105.0       144.0
Key distributor relationships                     6.5       73.5        80.0
Goodwill                                      1,091.2    1,228.4     2,319.6
Deferred tax liability                         (456.8)    (629.2)   (1,086.0)
                                            ---------  ---------   ---------
     Total                                  $ 2,276.9  $ 2,925.0   $ 5,201.9
                                            =========  =========   =========


PUSH-DOWN ACCOUNTING ADJUSTMENTS

The following is a description of accounting adjustments made to reflect push-down accounting on our financial statements. These adjustments were based on management's estimates of the value of the tangible and intangible assets acquired:

- As a result of push-down accounting, we recorded in the second quarter of 1999 a charge of $1,147.3 million. This charge includes a non-cash charge of $752.5 million for in-process research and development, $284.5 million of compensation expense related to Genentech's early cash settlement of certain employee stock options and an aggregate of approximately $102.3 million of non-cash compensation expense in connection with the modification and remeasurement, for accounting purposes, of continuing employee stock options, which represents the difference between each applicable option exercise price and the redemption price of the Special Common Stock. (You should read "Stock Option Changes" note for further information on these charges.) In addition, we recognized $20.3 million of gains related to the write-up of marketable securities as a result of push-down accounting.

- We recorded an income tax benefit of $113.8 million related to the above early cash settlement of certain employee stock options. The income tax benefit reduced the current tax payable in other accrued liabilities by $56.9 million and reduced long-term deferred income taxes by $56.9 million.

- The estimated useful life of the inventory adjustment to fair value is approximately one year based upon the expected time to sell inventories on hand at June 30, 1999. The entire inventory adjustment related to Roche's 1990 through 1997 purchases was reflected as a charge to retained earnings.

- An adjustment was made to record the fair value of land as a result of the Redemption. There were no such adjustments for the purchase periods from 1990 through 1997.

- $1,091.2 million of goodwill, which reflects Roche's 1990 through 1997 purchases less related accumulated amortization of $613.6 million through June 30, 1999, was recorded as a charge to retained earnings. Included in goodwill is $456.8 million related to the recording of deferred tax liabilities. Deferred taxes were recorded for the adjustment to fair value for other intangible assets and inventories as a result of Roche's 1990 through 1997 purchases. The deferred tax liability was calculated based on a marginal tax rate of 40%. The goodwill related to the 1990 through 1997 purchases is amortized over 15 years.

- $1,228.4 million of goodwill was recorded as a result of the Redemption. Included in goodwill is $629.2 million related to the recording of deferred tax liabilities. Deferred taxes were recorded for the adjustment to fair value for other intangible assets, inventories and land. The deferred tax liability was calculated based on a marginal tax rate of 40% and has been allocated between short- and long-term classifications to match the asset classifications. The goodwill related to the Redemption is amortized over 15 years.

- The existing deferred tax asset valuation allowance of $62.8 million was eliminated at June 30, 1999 related to the tax benefits of stock option deductions which have been realized and credited to paid-in capital as a result of establishing deferred tax liabilities under push-down accounting.

- The redemption of our Special Common Stock and the issuance of new shares of common stock to Roche resulted in substantially the same number of total shares outstanding as prior to the Redemption.

- The excess of purchase price over net book value of $2,276.9 million for 1990 through 1997 and $2,925.0 million in 1999, and $102.3 million for the remeasurement of continuing employee stock options at the remeasurement date was recorded in paid-in capital.

- The following adjustments were made to retained earnings for the 1990 through 1997 purchase period (in millions):

                                                       1990-1997
                                                       Purchases
                                                      ----------
   In-process research and development                $   (500.5)
   Amortization of goodwill, intangibles and fair
     value adjustment to inventories, net of tax        (1,221.8)
                                                      ----------
   Total adjustment to retained earnings              $ (1,722.3)
                                                      ==========

- The tax provision benefit of $94.5 million for the second quarter of 1999 consists of tax expense of $51.8 million on pretax income before push-down accounting of $109.3 million and a benefit of $146.3 million related to the income and deductions attributable to push-down accounting.

- $1,040.0 million of other intangible assets, which reflects Roche's 1990 through 1997 purchases less related accumulated amortization of $911.5 million of those assets through June 30, 1999, was recorded as a charge to retained earnings. The components of other intangible assets related to these purchases and their estimated lives are as follows (in millions):

                                          Fair     Accumulated    Estimated
                                         Value    Amortization         Life
                                      --------    ------------   ----------
   Developed product technology       $  429.0        $  361.8        10
   Core technology                       240.5           202.9        10
   Developed license technology          292.5           286.9         6
   Trained and assembled workforce        32.5            31.6         7
   Tradenames                             39.0            21.9        15
   Key distributor relationships           6.5             6.4         5
                                      --------        --------
                                      $1,040.0        $  911.5
                                      ========        ========

- $1,370.5 million of other intangible assets was recorded as a result of the Redemption. The components of other intangible assets related to the Redemption and their estimated lives are as follows (in millions):

                                              Fair      Estimated
                                             Value           Life
                                          --------    -----------
   Developed product technology           $  765.0          10
   Core technology                           203.0          10
   Developed license technology              175.0           6
   Trained and assembled workforce            49.0           7
   Tradenames                                105.0          15
   Key distributor relationships              73.5           5
                                          --------
                                          $1,370.5
                                          ========

- $500.5 million and $752.5 million of in-process research and development was recorded as a result of Roche's 1990 through 1997 purchases and the Redemption, respectively. At the date of each purchase, Genentech concluded that technological feasibility of the acquired in-process technology was not established and that the in-process technology had no future alternative uses. The amount related to the 1990 through 1997 purchases was charged to retained earnings in the unaudited condensed consolidated balance sheet at June 30, 1999. The amount related to the Redemption was charged to operations at June 30, 1999.

   The amounts assigned to in-process research and development were determined based upon an analysis employing the risk-adjusted cash flows expected to be generated by the products that result from the in-process projects. The analyses performed included forecasting future cash flow that was expected to result from the progress made on each of the in-process projects prior to the purchase dates. These cash flows were estimated by first forecasting, on a product-by-product basis, total revenues expected to result from sales of the first generation of each in-process product. From this amount, a portion of the gross in-process product revenues was removed to account for the contribution provided by any core technology, which was considered to benefit the in-process products. The net in-process revenue was then multiplied by the project's estimated percentage of completion as of the purchase dates to arrive at a forecast of net in-process research and development revenues attributable to projects completed prior to the purchase dates. From this forecast, appropriate operating expenses, cash flow adjustments and contributory asset returns were deducted to arrive at a forecast of net returns on the completed portion of the in-process technology. Finally, these net returns were discounted to a present value at discount rates that incorporate both the weighted average cost of capital (relative to the biotech industry and Genentech) as well as the product-specific risk associated with the purchased in-process research and development products. The product specific risk factors considered include where each product is in each phase of development, type of molecule under development, likelihood of regulatory approval, manufacturing process capability, scientific rationale, pre-clinical safety and efficacy data, target product profile and development plan. The discount rates employed ranged from 16% to 19% for the 1999 valuation and 20% to 28% for the 1990 purchase valuation, all of which represent a significant risk premium to Genentech's weighted average cost of capital.

   The forecast data employed in the analyses was based upon internal product level forecast information maintained by Genentech management in the ordinary course of managing its business. The inputs used by Genentech in analyzing in-process research and development were based upon assumptions, which Genentech believes to be reasonable but which are inherently uncertain and unpredictable. These assumptions may be incomplete or inaccurate, and no assurance can be given that unanticipated events and circumstances will not occur.


Note 3.     Relationship with Roche Holdings, Inc.

On June 30, 1999, Roche exercised its option to cause us to redeem all of our Special Common Stock held by stockholders, other than Roche, at a price of $82.50 per share in cash with funds deposited by Roche for such purpose and we retired all of the shares of Special Common Stock including those held by Roche. As a result, Roche owned 100% of our outstanding common stock. On July 23, 1999, Roche completed a public offering of 22,000,000 shares of our common stock and received all of the proceeds from the offering. After the completion of the offering, Roche's percentage ownership of our outstanding common stock was reduced from 100% to approximately 82.4% at July 31, 1999. Our common stock began trading on the New York Stock Exchange under the symbol "DNA" on July 20, 1999.

In connection with this offering, we entered into certain affiliation arrangements with Roche, amended our licensing and marketing agreement with

F. Hoffmann-La Roche Ltd, an affliliate of Roche commonly known as Hoffmann-La Roche, and entered into a tax sharing agreement with Roche.

AFFILIATION ARRANGEMENTS

We have amended our certificate of incorporation and bylaws and entered into an affiliation agreement with Roche. As a result, the size and composition of our board of directors changed to consist of two Roche directors, three independent directors nominated by a nominating committee currently controlled by Roche, and one Genentech employee. However, under the new affiliation agreement, Roche will have the right to obtain proportional representation on our board at any time. Roche intends to continue to allow our current management to conduct our business and operations as we have done in the past. However, we cannot ensure that Roche will not implement a new business plan in the future.

LICENSING AGREEMENT

In 1995, we entered into a licensing and marketing agreement with Hoffmann-La Roche and its affiliates granting it a ten-year option to license to use and sell products in non-U.S. markets. In connection with the offering, we amended that agreement, the major provisions of which include:

-  extended Hoffmann-La Roche's option until at least 2015;

- Hoffmann-La Roche may exercise its option to license our products upon the occurrence of any of the following: (1) our decision to file an Investigational New Drug exemption application, or IND, for a product, (2) completion of a Phase II trial for a product or (3) if Hoffmann-La Roche previously paid us a fee of $10 million to extend its option on a product, completion of a Phase III trial for that product;

- we have agreed, in general, to manufacture for and supply to Hoffmann-La Roche its clinical requirements of our products at cost, and its commercial requirements at cost plus a margin of 20%; however, Hoffmann-La Roche will have the right to manufacture our products under certain circumstances;

- Hoffmann-La Roche has agreed to pay, for each product for which Hoffmann-La Roche exercises its option upon either a decision to file an IND with the U.S. Food and Drug Administration, or FDA, or completion of the Phase II trials, a royalty of 12.5% on the first $100 million on its aggregate sales of that product and thereafter a royalty of 15% on its aggregate sales of that product in excess of $100 million until the later in each country of the expiration of our last relevant patent or 25 years from the first commercial introduction of that product; and

- Hoffmann-La Roche will pay, for each product for which Hoffmann-La Roche exercises its option after completion of the Phase III trials, a royalty of 15% on its sales of that product until the later in each country of the expiration of our relevant patent or 25 years from the first commercial introduction of that product; however, $5 million of any option extension fee paid by Hoffmann-La Roche will be credited against royalties payable to us in the first calendar year of sales by Hoffmann-La Roche in which aggregate sales of that product exceed $100 million.

TAX SHARING AGREEMENT

Since the redemption of our Special Common Stock, we have been included in Roche's U.S. federal consolidated income tax group. As a result, our tax liability will be included in the consolidated federal income tax liability of Roche and its subsidiaries. We also will be included with Roche and/or one or more Roche subsidiaries in consolidated or combined income tax groups for certain state and local tax jurisdictions. Accordingly, we have entered into a tax sharing agreement with Roche. Pursuant to the tax sharing agreement, we and Roche will make payments so that the net amount paid by us on account of Roche's consolidated or combined taxes will be determined as though Genentech had filed separate, stand-alone income tax returns as the common parent of a group of corporations rather than a consolidated subsidiary of Roche.

ROCHE'S RIGHT TO MAINTAIN ITS PERCENTAGE OWNERSHIP INTEREST IN OUR STOCK

We expect from time to time to issue additional shares of common stock in connection with our stock option and stock purchase plans, and we may issue additional shares for other purposes. In order to preserve our status as a member of Roche's consolidated federal income tax group, the affiliation agreement will require us to, among other things, establish a stock repurchase program designed to maintain Roche's percentage ownership interest in our common stock. In addition, Roche will have a continuing option to buy stock from us at prevailing market prices to maintain its percentage ownership interest.


Note 4.     Stock Option Changes

In connection with the redemption of our Special Common Stock, the following changes have occurred with respect to our stock options that were outstanding as of June 30, 1999:

- Options for the purchase of approximately 6.8 million shares of Special Common Stock were canceled in accordance with the terms of the applicable stock option plans, and the holders received cash payments in the amount of $82.50 per share, less the exercise price;

- Options for the purchase of approximately 4.0 million shares of Special Common Stock were converted into options to purchase a like number of shares of common stock at the same exercise price; and

- Options for the purchase of approximately 4.9 million shares of Special Common Stock were canceled, in accordance with the terms of our 1996 Stock Option/Stock Incentive Plan (the "1996 Plan"). With certain exceptions, we granted new options for the purchase of 1.333 times the number of shares under the previous options with an exercise price of $97 per share, which was the public offering price of the common stock. The number of shares that were the subject of these new options, which were issued under our 1999 Stock Plan (the "1999 Plan"), was approximately 5.0 million. Alternative arrangements were provided for certain holders of some of the unvested options under the 1996 Plan.

In connection with these stock option transactions, we recorded or expect to record:

- In the quarter ended June 30, 1999, (1) cash compensation expense of approximately $284.5 million associated with the cash-out of such stock options and (2) non-cash compensation expense of approximately $102.3 million associated with the remeasurement, for accounting purposes, of the converted options, which non-cash amount represents the difference between each applicable option exercise price and the redemption price of the Special Common Stock;

- In the quarter ending September 30, 1999, non-cash compensation expense of approximately $57.8 million associated with the remeasurement, for accounting purposes, of the converted options, which non-cash amount represents the difference between the $82.50 redemption price of the Special Common Stock and the $97 public offering price of the common stock; and

- Over a two-year period, an aggregate of $27.4 million available to be earned by a limited number of employees who elected the alternative arrangements described above.


Note 5.  Related Party Transactions

Genentech entered into a license agreement with Immunex Corporation that grants rights under Genentech's immunoadhesin patent portfolio to Immunex for its product ENBREL, registered trademark. In exchange for a worldwide, co-exclusive license covering fusion proteins such as ENBREL, Immunex paid Genentech an initial non-refundable license fee which was recorded in contract revenues net of a portion to be paid to Roche pursuant to an agreement between Roche and Genentech.


Note 6.     Long-term Debt

Our long-term debt consists of $150.0 million of convertible subordinated debentures, with interest payable at 5%, due in 2002. Prior to the redemption of our Special Common Stock, the debentures were convertible, at the option of the holder, into one-half share of our Special Common Stock and $18 in cash, for each $74 in principal amount of debenture converted. As a result of the redemption of our Special Common Stock, upon conversion, the holder receives, for each $74 in principal amount of debenture converted, $59.25 in cash, which represents one-half of the $82.50 redemption price and $18 in cash. The $18 in cash is reimbursed by Roche to us. Generally, we may redeem the debentures until maturity.


Note 7.     New Accounting Standards

In July 1999, the Financial Accounting Standards Board (FASB) announced the delay of the effective date of Statement of Financial Accounting Standards
(FAS) 133, "Accounting for Derivative Instruments and Hedging Activities," for one year, to the first quarter of 2001. In June 1998, the FASB issued FAS 133, "Accounting for Derivative Instruments and Hedging Activities," effective beginning in the first quarter of 2000. FAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires companies to recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting under FAS 133. We are currently evaluating the impact of FAS 133 on our financial position and results of operations.

At the end of March 1999, the FASB issued a proposed Interpretation of Accounting Principles Board Opinion number 25, "Accounting for Certain Transactions involving Stock Compensation" (proposal). This proposal would be effective upon issuance of the final interpretation, which is expected in the fourth quarter of 1999, but generally would cover events that occur after

December 15, 1998. To the extent that events covered by this proposal occur during the period after December 15, 1998, but before issuance of the final interpretation, the effects of applying this proposal would be recognized on a prospective basis from the effective date. The potential impact of this proposal may be significant in relation to non-employee director stock options and stock option repricings. We are currently evaluating the impact of this proposal on our financial position and results of operations.


Note 8.     Earnings Per Share

The following is a reconciliation of the numerator and denominators of the basic and diluted earnings per share (EPS) computations for the three- and six-month periods ended June 30, 1999 and 1998 (in thousands).

                                      Three Months          Six Months
                                     Ended June 30,        Ended June 30,
                                  -------------------   -------------------
                                     1999      1998        1999      1998
                                  ---------  --------   ---------  --------
Numerator:
 Net income (loss) - numerator
  For basic and diluted EPS:      $(923,192) $ 40,374   $(908,777) $ 81,391
                                  ---------  --------   ---------  --------
Denominator:
 Denominator for basic EPS--
  weighted-average shares           128,480   125,601     128,092   125,179

 Effect of dilutive securities:
  Stock options                           -     4,174           -     4,112
                                  ---------  --------   ---------  --------
 Denominator for diluted EPS
 --adjusted weighted-average
   shares and assumed conversions   128,480   129,775     128,092   129,291
                                  =========  ========   =========  ========

Options to purchase 1,580,150 shares of Special Common Stock between $68.19 per share and $68.38 per share were outstanding in the six-month period ended June 30, 1998, but were not included in the computations of diluted EPS because the options were anti-dilutive.

In the three- and six-month periods ended June 30, 1998, we had convertible subordinated debentures that were convertible to 1,013,514 shares of Special Common Stock. These were not included in the computations of diluted EPS because they were anti-dilutive. As a result of the Redemption, the convertible subordinated debentures are no longer convertible to Special Common Stock. For further information, you should read "Long-term Debt"
note in the Notes to Condensed Consolidated Financial Statements above.


Note 9.     Comprehensive Income

We adopted FAS 130, "Reporting Comprehensive Income," in 1998. Comprehensive income is comprised of net income and other comprehensive income. Our other comprehensive income includes unrealized holding gains and losses on its available-for-sale securities, which were reported separately in stockholders' equity, and included in accumulated other comprehensive income. Comprehensive income (loss) was $(934.8) million for the quarter ended June 30, 1999 and $20.2 million for the comparable period in 1998. For the six months ended June 30, 1999, comprehensive income (loss) was $(930.3) and $66.3 for the comparable period in 1998.

Note 10.     Legal Proceedings

We are a party to various legal proceedings, including patent infringement cases involving human growth hormone products and Activase and other matters.

In July 1997, an action was filed in the U.S. District Court for the Northern District of California alleging that our manufacture, use and sale of Nutropin human growth hormone products infringes a patent known as the "Goodman Patent," owned by the Regents of the University of California, or UC. This action is substantially the same as a previous action filed in 1990 against us by UC alleging that our manufacture, use and sale of Protropin recombinant human growth hormone infringes the Goodman Patent. The 1997 case had been stayed until recently, as described below.

In May 1999, the 1990 case was submitted to the jury and, on June 2, 1999, the jury announced its findings. While the jury found that the Goodman Patent was valid, the jurors could not agree among themselves whether our manufacture, use or sale of Protropin infringed the Goodman Patent, although the jury publicly reported that it voted 8-1 in favor of UC. Because the jury could not reach a unanimous decision, no finding of infringement was made and there is no current legal basis for us to be held liable to UC for any claim of damages. On June 22, 1999, the judge held a hearing known as a status conference to discuss further proceedings relating to the 1990 and 1997 cases. At that time, Genentech renewed its request that the judge hold a non-jury trial and decide whether UC defrauded the U.S. Patent and Trademark Office when obtaining the Goodman Patent. The judge has previously denied a request by UC that this defense be thrown out of the case for lack of merit. A favorable ruling by the judge in any such trial would render the Goodman Patent unenforceable. On July 1, 1999, the judge issued a written decision setting the schedule for further proceedings. The judge consolidated the 1990 and 1997 cases for a jury trial to begin on January 3, 2000. The issues of infringement and willfulness will be tried to the jury first, and only if the jury finds liability would the issue of damages be tried. Pursuant to the judge's decision, that jury trial is to be followed immediately by a court trial of Genentech's fraud (inequitable conduct) claim against UC. In addition, UC made a motion for entry of a judgment as a matter of law (a "directed verdict") that Genentech's manufacture, use or sale of Protropin infringes the Goodman Patent notwithstanding the lack of unanimous jury verdict on that issue. The judge scheduled a hearing for July 23, 1999 to discuss that motion. On July 15, 1999, the judge issued a written decision denying UC's motion for a directed verdict, and the judge canceled the July 23, 1999 hearing.

On May 28, 1999, Glaxo Wellcome Inc. filed a patent infringement lawsuit against us in the U.S. District Court in Delaware. That suit asserts that we infringe four U.S. patents owned by Glaxo Wellcome. Two of the patents relate to the use of specific kinds of monoclonal antibodies for the treatment of human disease, including cancer. The other two patents asserted against us relate to preparations of specific kinds of monoclonal antibodies which are made more stable and the methods by which such preparations are made. We have been served with the complaint. The complaint fails to specify which of our products or methods of manufacture are allegedly infringing the four patents at issue. However, we believe that the suit relates to the manufacture, use and sale of our Herceptin and Rituxan antibody products. On July 19, 1999, we filed our answer to Glaxo Wellcome's complaint, and in our answer we also stated counterclaims against Glaxo Wellcome.

Based upon the nature of the claims made and the information available to date to us and our counsel through investigations and otherwise, we believe the outcome of these actions is not likely to have a material adverse effect on our financial position, result of operations or cash flows. However, were an unfavorable ruling to occur in any quarterly period, there exists the possibility of a material impact on the net income of that period.

In addition to the above, in April 1999, we agreed to make a $50 million payment to settle a federal investigation relating to our past clinical, sales and marketing activities associated with human growth hormone.


Note 11.     Inventories

As a result of push-down accounting, we wrote-up inventory by $186,181,000 of which $170,320,000 was allocated to work in process and $15,861,000 was allocated to finished goods. Inventories are summarized below (in thousands):

                                           June 30,       December 31,
                                            1999              1998
                                        ------------      ------------
         Raw materials and supplies     $  21,678          $  21,414
         Work in process                  270,981            106,383
         Finished goods                    31,814             20,829
                                        ---------          ---------
                Total                   $ 324,473          $ 148,626
                                        =========          =========

                    INDEPENDENT ACCOUNTANTS' REVIEW REPORT



The Board of Directors and Stockholders
Genentech, Inc.


We have reviewed the accompanying condensed consolidated balance sheet of Genentech, Inc. as of June 30, 1999, and the related condensed consolidated statements of operations for the three-month and six-month periods ended June 30, 1999 and 1998 and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 1999 and 1998. These financial statements are the responsibility of the Company's management.

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





                                             ERNST & YOUNG LLP

San Jose, California
July 9, 1999

                               GENENTECH, INC.
                              FINANCIAL REVIEW


OVERVIEW

Genentech is a leading biotechnology company that uses human genetic information to discover, develop, manufacture and market human pharmaceuticals for significant unmet medical needs. Twelve of the approved products of biotechnology stem from our science. Science at Genentech focuses primarily on two areas of medicine: cardiovascular and oncology. We also pursue projects where there exists a significant opportunity to fill a therapeutic void in other important areas of medicine, such as with our growth hormone products.

We manufacture and market the following seven products directly in the United
States:

- Herceptin antibody for the treatment of certain patients with metastatic breast cancer whose tumors overexpress the human epidermal growth factor receptor2, or HER2, protein;

- Rituxan (rituximab) antibody for the treatment of patients with relapsed or refractory low-grade or follicular, CD20-positive B-cell non-Hodgkins lymphoma;

- Activase tissue plasminogen activator, or t-PA, for the treatment of heart attack, acute ischemic stroke within three hours of the onset of symptoms, and acute massive pulmonary embolism;

- Protropin growth hormone for the treatment of lack of adequate endogenous growth hormone secretion, or growth hormone deficiency, in children;

- Nutropin growth hormone for the treatment of growth hormone deficiency in children and adults, growth failure associated with chronic renal insufficiency prior to kidney transplantation and short stature associated with Turner syndrome;

- Nutropin AQ liquid formulation growth hormone for the same indications as Nutropin; and

-  Pulmozyme inhalation solution for the management of cystic fibrosis.

We receive royalties on sales of products in Canada, on sales of Pulmozyme outside of the United States and on sales of rituximab outside of the United States (excluding Japan) from F. Hoffmann-La Roche Ltd, an affiliate of Roche Holdings, Inc., that is commonly known as Hoffmann-La Roche. We receive royalties on sales of growth hormone products and t-PA outside of the United States and Canada through other licensees. We also receive worldwide royalties on five additional licensed products that originated from our technology and are marketed by other companies.

REDEMPTION OF OUR SPECIAL COMMON STOCK

On June 30, 1999, we redeemed all of our outstanding Special Common Stock held by stockholders other than Roche Holdings, Inc., commonly known as Roche, at a price of $82.50 per share in cash with funds deposited by Roche for that purpose. As a result, Roche's percentage ownership of our outstanding common stock increased from 65% to 100%. Consequently, push-down accounting is required under U.S. generally accepted accounting principles to reflect in our financial statements the amounts paid for our stock in excess of our net book value. Push-down accounting required us to record goodwill and other intangible assets of $1,706.0 million and $1,499.1 million, respectively, onto our balance sheet in the second quarter of 1999. The amortization of this goodwill and other intangible assets will have a significant negative impact on our financial results in future years. In addition, we will continuously evaluate whether events and circumstances have occurred that indicate any portion of the remaining balance of these intangible assets may not be recoverable. When factors indicate that assets should be evaluated for possible impairment, we may be required to reduce the carrying value of our intangible assets, which could have a material adverse effect on our financial condition and results of operations during the periods in which such a reduction is recognized. Also as a result of push-down accounting, we recorded in the second quarter of 1999 a charge of $1,147.3 million. This charge includes a non-cash charge of $752.5 million for in-process research and development, $284.5 million for the cash-out of Special Common Stock options and $102.3 million as a non-cash charge for the remeasurement of the value of continuing employee stock options. For more information about push-down accounting, you should read "Redemption of Genentech's Special Common Stock" note in the Notes to Condensed Consolidated Financial Statements above.

Stock Options Changes

In connection with the redemption of our Special Common Stock, the following changes have occurred with respect to our stock options that were outstanding as of June 30, 1999:

- Options for the purchase of approximately 6.8 million shares of Special Common Stock were canceled in accordance with the terms of the applicable stock option plans, and the holders received cash payments in the amount of $82.50 per share, less the exercise price;

- Options for the purchase of approximately 4.0 million shares of Special Common Stock were converted into options to purchase a like number of shares of common stock at the same exercise price; and

- Options for the purchase of approximately 4.9 million shares of Special Common Stock were canceled, in accordance with the terms of our 1996 Stock Option/Stock Incentive Plan (the "1996 Plan"). With certain exceptions, we granted new options for the purchase of 1.333 times the number of shares under the previous options with an exercise price of $97 per share, which was the public offering price of the common stock. The number of shares that were the subject of these new options, which were issued under our 1999 Stock Plan (the "1999 Plan"), was approximately 5.0 million. Alternative arrangements were provided for certain holders of some of the unvested options under the 1996 Plan.

In connection with these stock option transactions, we recorded or expect to record:

- In the quarter ended June 30, 1999, (1) cash compensation expense of approximately $284.5 million associated with the cash-out of such stock options and (2) non-cash compensation expense of approximately $102.3 million associated with the remeasurement, for accounting purposes, of the converted options, which non-cash amount represents the difference between each applicable option exercise price and the redemption price of the Special Common Stock;

- In the quarter ending September 30, 1999, non-cash compensation expense of approximately $57.8 million associated with the remeasurement, for accounting purposes, of the converted options, which non-cash amount represents the difference between the $82.50 redemption price of the Special Common Stock and the $97 public offering price of the common stock; and

- Over a two-year period, an aggregate of $27.4 million available to be earned by a limited number of employees who elected the alternative arrangements described above.


THE PUBLIC OFFERING

On July 23, 1999, Roche completed a public offering (the offering) of our common stock. After the completion of the offering, Roche's percentage ownership of our outstanding common stock was reduced to approximately 82.4% at July 31, 1999. We had 127,857,556 shares of common stock outstanding at July 31, 1999. We did not receive any of the net proceeds from the offering. Our common stock began trading on the New York Stock Exchange under the symbol DNA on July 20, 1999. We currently intend to retain all future income for use in the operation of our business and to fund future growth and, therefore, we do not intend to declare or pay any cash dividends on our common stock in the forseeable future.

In connection with the offering, we amended our certificate of incorporation and bylaws and entered into certain affiliation arrangements with Roche, amended our licensing and marketing agreement with Hoffmann-La Roche, and entered into a tax sharing agreement with Roche.


RELATIONSHIP with Roche Holdings, Inc.

As a result of the redemption of our Special Common Stock, the then-existing governance agreement between Genentech and Roche terminated, except for provisions relating to indemnification and stock options, warrants and convertible securities. In connection with the offering, we entered into certain affiliation arrangements with Roche, amended our licensing and marketing agreement with Hoffmann-La Roche, and entered into a tax sharing agreement with Roche as follows:

Affiliation Arrangements

Prior to the completion of the offering, we amended our certificate of incorporation and bylaws and entered into an affiliation agreement with Roche. As a result, the size and composition of our board of directors changed to consist of two Roche directors, three independent directors nominated by a nominating committee currently controlled by Roche, and one Genentech employee. However, under the new affiliation agreement, Roche will have the right to obtain proportional representation on our board at any time. Roche intends to continue to allow our current management to conduct our business and operations as we have done in the past. However, we cannot ensure that Roche will not implement a new business plan in the future.

Except as follows, the affiliation arrangements will not limit Roche's ability to buy or sell our common stock. If Roche and its affiliates sell their majority ownership of shares of our common stock to a successor, Roche has agreed that it will cause the successor to purchase all shares of our common stock not held by Roche as follows:

- with consideration, if that consideration is composed entirely of either cash or equity traded on a U.S. national securities exchange, in the same form and amounts per share as received by Roche and its affiliates; and

- in all other cases, with consideration that has a value per share not less than the weighted average value per share received by Roche and its affiliates as determined by a nationally recognized investment bank.

If Roche owns more than 90% of our common stock for more than two months, Roche has agreed that it would, as soon as reasonably practicable, effect a merger of Genentech with Roche or an affiliate of Roche.

Roche has agreed, as a condition to any merger of Genentech with Roche or the sale of our assets to Roche, that either:

- the merger or sale must be authorized by the favorable vote of a majority of non-Roche stockholders, provided no person will be entitled to cast more than 5% of the votes at the meeting; or

- in the event such a favorable vote is not obtained, the value of the consideration to be received by non-Roche stockholders would be equal to or greater than the average of the means of the ranges of fair values for the common stock as determined by two nationally recognized investment banks.

We have agreed not to approve, without the prior approval of the directors designated by Roche:

- any acquisition, sale or other disposal of all or a portion of our business representing 10% or more of our assets, net income or revenues;

-  any issuance of capital stock except under certain circumstances; or

- any repurchase or redemption of our capital stock other than a redemption required by the terms of any security and purchases made at fair market value in connection with any of our deferred compensation plans.

Licensing Agreement

In 1995, we entered into a licensing and marketing agreement with Hoffmann-La Roche and its affiliates granting it a ten-year option to license to use and sell products in non-U.S. markets. In connection with the offering, we amended that agreement, the major provisions of which include:

-  extending Hoffmann-La Roche's option until at least 2015;

- Hoffmann-La Roche may exercise its option to license our products upon the occurrence of any of the following: (1) our decision to file an Investigational New Drug exemption application, or IND, for a product, (2) completion of a Phase II trial for a product or (3) if Hoffmann-La Roche previously paid us a fee of $10 million to extend its option on a product, completion of a Phase III trial for that product;

- we agreed, in general, to manufacture for and supply to Hoffmann-La Roche its clinical requirements of our products at cost, and its commercial requirements at cost plus a margin of 20%; however, Hoffmann-La Roche will have the right to manufacture our products under certain circumstances;

- Hoffmann-La Roche has agreed to pay, for each product for which Hoffmann-La Roche exercises its option upon either a decision to file an IND with the U.S. Food and Drug Administration, or FDA, or completion of the Phase

   II trials, a royalty of 12.5% on the first $100 million on its aggregate sales of that product and thereafter a royalty of 15% on its aggregate sales of that product in excess of $100 million until the later in each country of the expiration of our last relevant patent or 25 years from the first commercial introduction of that product; and

- Hoffmann-La Roche will pay, for each product for which Hoffmann-La Roche exercises its option after completion of the Phase III trials, a royalty of 15% on its sales of that product until the later in each country of the expiration of our relevant patent or 25 years from the first commercial introduction of that product; however, $5 million of any option extension fee paid by Hoffmann-La Roche will be credited against royalties payable to us in the first calendar year of sales by Hoffmann-La Roche in which aggregate sales of that product exceed $100 million.

Tax Sharing Agreement

Since the redemption of our Special Common Stock, we have been included in Roche's U.S. federal consolidated income tax group. As a result, our tax liability will be included in the consolidated federal income tax liability of Roche and its subsidiaries. We also will be included with Roche and/or one or more Roche subsidiaries in consolidated or combined income tax groups for certain state and local tax jurisdictions. Accordingly, we entered into a tax sharing agreement with Roche. Pursuant to the tax sharing agreement, we and Roche will make payments so that the net amount paid by us on account of Roche's consolidated or combined taxes will be determined as though Genentech had filed separate, stand-alone income tax returns as the common parent of a group of corporations rather than a consolidated subsidiary of Roche.

Roche's Right to Maintain its Percentage Ownership Interest in Our Stock

We expect from time to time to issue additional shares of common stock in connection with our stock option and stock purchase plans, and we may issue additional shares for other purposes. In order to preserve our status as a member of Roche's consolidated federal income tax group, the affiliation agreement will require us to, among other things, establish a stock repurchase program designed to maintain Roche's percentage ownership interest in our common stock. In addition, Roche will have a continuing option to buy stock from us at prevailing market prices to maintain its percentage ownership interest.


RESULTS OF OPERATIONS
(dollars in millions, except per share amounts)


                               Three Months Ended                        Six Months Ended
                                    June 30,                                 June 30,
                     --------------------------------------   --------------------------------------
                            1999                                      1999
                     ------------------    1998   Pro Forma   ------------------    1998   Pro Forma
NET INCOME (LOSS)     Actual  Pro Forma   Actual   % Change    Actual  Pro Forma   Actual   % Change
-------------------  -------  ---------   ------  ---------   -------  ---------   ------  ---------
Net income (loss)    $(923.2)   $  73.2   $ 40.4     81%      $(908.8)   $ 131.7   $ 81.4     62%
Earnings (loss)
  per share:
    Basic            $ (7.19)   $  0.57   $ 0.32              $ (7.09)   $  1.03   $ 0.65
    Diluted          $ (7.19)   $  0.55   $ 0.31              $ (7.09)   $  0.99   $ 0.63


The net loss for the quarter and first six months of 1999 reflects the effect of push-down accounting. (For further information, read "Redemption of Genentech's Special Common Stock" note in the Notes to Condensed Consolidated

Financial Statements.) In addition, the net loss for the first six months of 1999 also reflects the legal settlement recorded in the first quarter of 1999.

Pro forma net income, which excludes the effect of push-down accounting, for the second quarter of 1999 was $73.2 million, an 81% increase from the comparable period in 1998. Pro forma net income, which excludes the effect of push-down accounting and the legal settlement, for the first six months of 1999 was $131.7 million, a 62% increase from the comparable period in 1998. These increases represent revenue growth primarily driven by sales of our oncology products, Rituxan and Herceptin, and higher revenues from our strategic alliances. These revenue increases were offset in part by the expiration of royalties from Eli Lilly and Company, commonly known as Lilly, in August 1998 and higher marketing, general and administrative expenses.
See below for further information on the components of operations.


                               Three Months Ended                         Six Months Ended
                                    June 30,                                  June 30,
                     --------------------------------------   --------------------------------------
                            1999                                      1999
                     ------------------    1998   Pro Forma   ------------------    1998   Pro Forma
REVENUES              Actual  Pro Forma   Actual   % Change    Actual  Pro Forma   Actual   % Change
-------------------  -------  ---------   ------  ---------   -------  ---------   ------  ---------
Revenues             $ 395.2    $ 374.9   $268.0      40%     $ 717.6    $ 697.3   $532.7      31%
                     =======  =========   ======  =========   =======  =========   ======  =========
PRODUCT SALES
-------------------
Herceptin            $  46.2    $  46.2      -         -      $  86.1    $  86.1      -         -
Rituxan                 74.4       74.4   $ 34.8     114%       131.5      131.5   $ 72.5      81%
Activase                58.1       58.1     54.1       7        110.1      110.1    109.8       -
Protropin, Nutropin
  and Nutropin AQ       59.3       59.3     62.3      (5)       115.5      115.5    113.2       2
Pulmozyme               30.6       30.6     24.1      27         58.8       58.7     43.6      35
Actimmune                0.7        0.7      1.0     (30)         1.4        1.4      1.9     (26)
                     -------  ---------   ------  ---------   -------  ---------   -------  --------
Total product sales  $ 269.3    $ 269.3   $176.3      53%     $ 503.4    $ 503.4   $341.0      48%
                     =======  =========   ======  =========   =======  =========   =======  ========


Net sales of Herceptin, indicated for the treatment of certain patients with metastatic breast cancer who have tumors that overexpress the human epidermal growth factor receptor (HER2) protein, were $46.2 million in the second quarter of 1999. We recorded $39.9 million in net sales of Herceptin in the first quarter of 1999 and $30.5 million of initial net sales in the fourth quarter of 1998 after Herceptin's introduction in September 1998. An increase in physician acceptance of Herceptin has contributed to a positive sales trend and successful penetration into the breast cancer market.

Net sales of Rituxan, indicated for the treatment of patients with relapsed or refractory low-grade or follicular, CD20-positive B-cell non-Hodgkin's lymphoma, a cancer of the immune system, increased 114% in the second quarter of 1999 and 81% in the first six months of 1999 from the comparable periods in 1998. These increases were primarily due to increased market penetration for the treatment of B-cell non-Hodgkin's lymphoma. We co-developed with IDEC Pharmaceuticals Corporation, commonly known as IDEC, from whom we license Rituxan.

Net sales of Activase tissue plasminogen activator (t-PA) increased 7% in the second quarter of 1999 from the comparable period in 1998. This increase was due largely to usage in peripheral indications previously served by another company's thrombolytic currently in short supply in the marketplace. This increase was offset in part by a continued decline in the overall size of the thrombolytic therapy market due to mechanical reperfusion and continued competition from Centocor, Inc.'s Retavase, registered trademark. Sales of Activase in the first six months of 1999 were comparable to the first six months of last year.

     In connection with the acquisition by Roche of Corange Limited in 1998, Roche entered into a consent decree with the Federal Trade Commission. Pursuant to the consent decree, if Roche acquires 100% of our stock, Roche shall cause us to dismiss, with prejudice, all pending litigation we have against Centocor regarding the rights for the research, development, manufacture or sale of Centocor's Retavase product, and we shall refrain from instituting any new litigation against Centocor challenging or seeking to render invalid any of the patents divested or licensed to Centocor pursuant to the terms of the decree. Roche has requested that we proceed with dismissing such litigations as required under the consent decree, and we are in process of discussing and resolving with Roche and Centocor how to implement those dismissals.

Net sales of our three growth hormone products - Protropin, Nutropin, and Nutropin AQ, - decreased 5% in the second quarter of 1999 from the comparable period in 1998. Sales of these products increased slightly in the first six months of 1999 from the comparable period in 1998. These sales variances primarily reflect fluctuations in distributor ordering patterns.

Net sales of Pulmozyme increased 27% and 35% in the second quarter and first six months of this year, respectively, from the comparable periods in 1998. These increases were primarily due to increased market penetration in the early and mild patient populations for the management of cystic fibrosis.


                               Three Months Ended                        Six Months Ended
                                    June 30,                                 June 30,
                     --------------------------------------   --------------------------------------
ROYALTIES, CONTRACT,         1999                                     1999
AND OTHER, AND       ------------------    1998   Pro Forma   ------------------    1998   Pro Forma
INTEREST INCOME       Actual  Pro Forma   Actual   % Change    Actual  Pro Forma   Actual   % Change
-------------------  -------  ---------   ------  ---------   -------  ---------   ------  ---------
Royalties            $  46.0    $  46.0   $ 57.4    (20)%     $  92.6    $  92.6   $121.9    (24)%
Contract and other      57.9       37.6     14.0    169          77.2       56.9     28.9     97
Interest income         22.0       22.0     20.3      8          44.4       44.4     40.9      9


Royalty income decreased by 20% in the second quarter and 24% in the first six months of 1999 from the comparable periods in 1998. These decreases primarily relate to the expiration of royalties from Lilly in August 1998, partly offset by higher royalties from various licensees.

Contract and other revenues increased in the second quarter and first six months of 1999 from the comparable periods in 1998. These increases were due in part to the recognition of $20.3 million of gains related to the write-up of marketable securities as a result of push-down accounting as described above in the "Redemption of Genentech's Special Common Stock" note in the Notes to Condensed Consolidated Financial Statements. Pro forma contract and other revenues, which excludes the effect of push-down accounting, increased 169% and 97% in the second quarter and first six-months of 1999, respectively. These increases reflect higher revenues from Hoffmann-La Roche related to a milestone payment for Herceptin and higher revenues from our strategic alliances. In the second quarter of 1999, we received from Immunex Corporation an initial license fee and retroactive royalties pursuant to a licensing agreement with Immunex for ENBREL, registered trademark, and a milestone payment from Schwarz Pharma AG related to a FDA filing for Nutropin Depot.

Interest income increased 8% in the second quarter and 9% in the first six months 1999 from the comparable periods in 1998 primarily due to a higher portfolio balance. The total investment portfolio, consisting of cash and cash equivalents, and short- and long-term marketable securities, increased to $1,721.0 million as of June 30, 1999 from $1,388.3 million as of June 30, 1998 and from $1,604.6 million as of December 31, 1998.


                                    Three Months Ended                         Six Months Ended
                                         June 30,                                  June 30,
                          ---------------------------------------   --------------------------------------
                                 1999                                     1999
                          ------------------     1998   Pro Forma   ------------------    1998    Pro Forma
COST AND EXPENSES          Actual   Pro Forma   Actual   % Change    Actual   Pro Forma   Actual   % Change
------------------------  --------  ---------   ------  ---------   --------  ---------   ------  ---------
Cost of sales             $   52.7    $  52.7   $ 37.2      42%     $   98.4    $  98.4   $ 70.8      39%
Research and development      94.2       94.2     92.9       1         184.9      184.9    191.1      (3)
Marketing, general and
  administrative             117.4      117.4     80.6      46         214.6      214.6    155.5      38
Legal settlement               -          -        -         -          50.0        -        -         -
Special charge, related
  to redemption            1,147.3        -        -         -       1,147.3        -        -         -
Interest expense               1.3        1.3      1.2       8           2.7        2.7      2.2      23
                          --------  ---------   ------  ---------   --------  ---------   ------  ---------
Total costs and expenses  $1,412.9    $ 265.6   $211.9      25%     $1,697.9    $ 500.6   $419.6      19%
                          ========  =========   ======  =========   ========  =========   ======  =========


Cost of sales increased 42% in the second quarter and 39% in the first six months of 1999 from the comparable periods in 1998 primarily due to increased product sales.

Research and development expenses in the second quarter of 1999 were comparable to the second quarter of 1998. In the first six months of 1999, research and development expenses decreased from the comparable period in 1999. For the second quarter and first six months of 1999, we invested 25% and 27%, respectively, of pro forma revenues into research and development compared to 35% and 36%, respectively, from a year ago. The decrease in the first six months of 1999 and the lower ratios reflect our long-range plan to reduce research and development spending as a percent of revenues as products progress through late-stage clinical trials and revenues increase.

Marketing, general and administrative expenses increased 46% in the second quarter and 38% in the first six months of 1999 from the comparable period in 1998. These increases were driven mainly by the growth of Rituxan and the resultant profit sharing expense and the introduction of Herceptin, as well as the write-down of certain biotechnology investments.

The second quarter of 1999 included a $1,147.3 million special charge, related to the Redemption and the application of push-down accounting. This charge includes a non-cash charge of $752.5 million for in-process research and development, $284.5 million for the cash-out of Special Common Stock options and $102.3 million as a non-cash charge for the remeasurement of the value of continuing employee stock options. The first six months of 1999 also included a $50.0 million legal settlement related to a federal investigation of our past clinical, sales and marketing activities associated with human growth hormone. (See the Legal Proceedings note in the Notes to Condensed Consolidated Financial Statements for further information regarding the legal settlement.)

At the Redemption date, Genentech concluded that technological feasibility of the acquired in-process technology was not established and that the in-process technology had no future alternative uses. As a result, $500.5 million of in-process research and development related to Roche's 1990 through 1997 purchases of our common stock was charged to retained earnings; and $752.5 million of in-process research and development related to the Redemption was charged to operations at June 30, 1999.

The amounts assigned to in-process research and development were determined based upon an analysis employing the risk-adjusted cash flows expected to be generated by the products that result from the in-process projects. The analyses performed included forecasting future cash flow that was expected to result from the progress made on each of the in-process projects prior to the purchase dates. These cash flows were estimated by first forecasting, on a product-by-product basis, total revenues expected to result from sales of the first generation of each in-process product. From this amount, a portion of the gross in-process product revenues was removed to account for the contribution provided by any core technology, which was considered to benefit the in-process products. The net in-process revenue was then multiplied by the project's estimated percentage of completion as of the purchase dates to arrive at a forecast of net in-process research and development revenues attributable to projects completed prior to the purchase dates. From this forecast, appropriate operating expenses, cash flow adjustments and contributory asset returns were deducted to arrive at a forecast of net returns on the completed portion of the in-process technology. Finally, these net returns were discounted to a present value at discount rates that incorporate both the weighted average cost of capital (relative to the biotech industry and Genentech) as well as the product-specific risk associated with the purchased in-process research and development products. The product specific risk factors considered include where each product is in each phase of development, type of molecule under development, likelihood of regulatory approval, manufacturing process capability, scientific rationale, pre-clinical safety and efficacy data, target product profile and development plan. The discount rates employed ranged from 16% to 19% for the 1999 valuation and 20% to 28% for the 1990 purchase valuation, all of which represent a significant risk premium to Genentech's weighted average cost of capital.

The forecast data employed in the analyses was based upon internal product level forecast information maintained by Genentech management in the ordinary course of managing its business. The inputs used by Genentech in analyzing in-process research and development were based upon assumptions, which Genentech believes to be reasonable but which are inherently uncertain and unpredictable. These assumptions may be incomplete or inaccurate, and no assurance can be given that unanticipated events and circumstances will not occur.

A brief description of in-process research and development projects is set forth below including an estimated percentage of completion of products within each project at the Redemption date and an estimate made as of August 10, 1999 of when products within each project will be substantially complete. Genentech does not track all costs associated with research and development on a project-by-project basis, therefore we believe a calculation of cost incurred as a percentage of total incurred project cost as of FDA approval is not possible. Management estimates, however, that the research and development expenditures that will be required to complete the in-process projects will total at least $700 million.

We have estimated percentage complete data for each project based upon an equal weighting of three indicators, as follows:

PTS: Probability of technical success ("PTS") is a project level statistic maintained by Genentech on an ongoing basis, which is intended to represent the current likelihood of project success, i.e., FDA approval. This is a quantitative calculation based upon the stage of development and the complexity of the project, and it is highly correlated with the project's phase of development. PTS is periodically adjusted to reflect actual experiences over a reasonable period of time.

Status compared to Baseline Model: We developed a baseline model which allocated percentages of a standard development project to each major phase of the project based upon our experience. We then overlaid the time-based status of each project to this baseline model, in order to calculate a percentage complete for each project.

Management's Estimate of Percentage Complete: Genentech's senior product development management representatives provided an estimate of the percentage complete, on a technological basis, of each project.

Nutropin Depot sustained-release growth hormone - A sustained release version of human growth hormone based on Alkermes' ProLease sustained release drug delivery system, which is designed to deliver human growth hormone by monthly or semi-monthly injections. This product is being developed in collaboration with Alkermes. On June 25, 1999, Genentech made U.S. regulatory filings seeking marketing approval for Nutropin Depot, and we are currently awaiting regulatory clearance. We estimate the initial indication on this project will be substantially complete by the year 2000, and that this project was approximately 85% complete at the Redemption date.

TNK-tPA - A second generation t-PA that is a selectively mutated version of a wild-type t-PA. This t-PA version may be faster acting and easier to administer, and may restore blood flow faster. We have completed enrollment in Phase III clinical trials in patients with acute myocardial infarction and are currently preparing FDA regulatory filings. This product is being developed in collaboration with Boehringer Ingelheim International GmbH. We estimate that this project will be substantially complete by the year 2000, and that it was approximately 90% complete at the Redemption date.

Anti-IgE antibody - An anti-IgE monoclonal antibody designed to interfere early in the process that leads to symptoms of allergic asthma and seasonal allergic rhinitis. This product is being developed in collaboration with Tanox, Inc. and Novartis Pharmaceuticals Corporation. Phase III trials are ongoing in patients with allergic asthma. Phase III trials have been completed in patients with seasonal allergic rhinitis and the results have been analyzed. We estimate that this project was approximately 75% complete at the Redemption date.

Pulmozyme inhalation solution - A recombinant human protein that is an approved treatment for the management of cystic fibrosis. We are conducting a trial to determine the effect of Pulmozyme on pulmonary function in patients with early-stage cystic fibrosis. We estimate this project to be approximately 75% complete at the Redemption date. We are also preparing to begin clinical testing of Pulmozyme delivery via Aradigm Corporation's AERx, trademark, delivery system. We estimate that this project was approximately 45% complete at the Redemption date. These projects will be substantially complete by the year 2003.

Rituxan antibody - A monoclonal antibody approved for the treatment of relapsed or refractory low-grade or follicular, CD20-positive B-cell non-Hodgkin's lymphoma, a cancer of the immune system. Genentech is in Phase III clinical trials for the treatment of intermediate- and high-grade non-Hodgkin's lymphoma. This product is being developed in collaboration with IDEC Pharmaceuticals, Inc., or IDEC. We estimate that this project will be substantially complete by the year 2004 and that it was approximately 60% complete at the Redemption date.

Xubix, trademark, (sibrafiban) oral IIb/IIIa antagonist - An orally administered inhibitor of platelet aggregation that may be useful in the prevention of unwanted clotting in certain cardiovascular conditions, including acute coronary syndrome. F. Hoffmann-La Roche Ltd (Hoffmann-La Roche) is conducting global development of this molecule, and we retain certain opt-in rights with respect to the United States. We estimate that this project was approximately 65% complete at the Redemption date. On August 6, 1999, Hoffmann-La Roche announced that the preliminary results from its Phase III trial of Xubix had not shown that Xubix was better than aspirin in preventing recurrent ischaemic events in patients suffering from acute coronary syndrome. Hoffmann-La Roche is currently analyzing the data from the trial.

Activase t-PA - A protein that is an approved treatment for heart attack, acute ischemic stroke within three hours of symptom onset, and acute massive pulmonary embolism. We are preparing for Phase III trials of this product for intravenous catheter clearance. We estimate that this project will be substantially complete in 2000 and that it was approximately 90% complete at the Redemption date.

Anti-CD11a antibody - An antibody (also known as hu1124) designed to block certain immune cells as a potential treatment of psoriasis. We are currently preparing for Phase III trials of this product, which we are developing in collaboration with Xoma Corporation. We estimate that this project will be substantially complete by the year 2003 and that it was approximately 50% complete at the Redemption date.

Herceptin antibody - An antibody that is an approved treatment for metastatic breast cancer. In collaboration with Hoffmann-La Roche and U.S. national cooperative groups, we are preparing for Phase III trials for adjuvant treatment of early-stage breast cancer in patients who overexpress the HER2 protein. We estimate that this project will be substantially complete by the year 2007, and that it was approximately 45% complete at the Redemption date.

Thrombopoietin (TPO) - A protein that is being studied for treatment of thrombocytopenia, a reduction in clot-inducing platelets, in cancer patients treated with chemotherapy. This molecule has been exclusively licensed to Pharmacia & Upjohn. We estimate that this project will be substantially complete by the year 2002, and that it was approximately 55% complete at the Redemption date.

Anti-CD18 antibody - An antibody designed to block certain immune cells that may impact blood flow. We are conducting Phase II clinical trials aimed at increasing blood flow in patients with acute myocardial infarction. We estimate that this project will be substantially complete by the year 2004, and that it was approximately 55% complete at the Redemption date.

Anti-VEGF antibody - An antibody developed to inhibit angiogenesis (the formation of new blood vessels) as a potential treatment for several types of solid-tumor cancers. In pre-clinical studies the anti-VEGF antibody resulted in decreased vascularization and a decline in growth and metastasis of a variety of solid tumors. Phase II studies are ongoing in prostate cancer, breast cancer, renal cell carcinoma, lung cancer and colorectal cancer. We estimate these projects will be substantially complete by the year 2003, and that these different projects were 35% to 40% complete at the Redemption date.

Herceptin antibody - An antibody that is an approved treatment for metastatic breast cancer. Herceptin will also be evaluated for broader application in other tumor types in which the HER2 protein is overexpressed. We are conducting and are planning to conduct additional Phase II studies alone or in collaboration with Hoffmann-La Roche, the National Cancer Institute or other clinical research groups. We estimate that the initial indications on this project will be substantially complete by the year 2004. These broader applications have projects that are estimated to be 40% to 45% complete at the Redemption date.

AMD Fab - A customized fragment of an anti-VEGF antibody for the potential treatment of age-related macular degeneration (AMD). In this condition, excessive blood vessel growth in the retina of the eye can lead to blindness. We are currently preparing for Phase I clinical trials. We estimate that this project will be substantially complete by the year 2004, and that it was approximately 20% complete at the Redemption date.

LDP-02 - A monoclonal antibody for the treatment of inflammatory bowel disease. This product is licensed from and being developed in collaboration with LeukoSite, Inc. This compound is currently in Phase Ib/IIa clinical trials in Canada and the United Kingdom. We estimate that this project will be substantially complete by the year 2005, and that it was approximately 30% complete at the Redemption date.

We also have identified five additional product programs that are at different stages of in-process research and development. We expect these projects to be substantially complete in years 1999 through 2004. The percent completion for these additional programs range from an estimated 35% to 90%. These projects did not receive material allocations of the purchase price.

In addition, our in-process research and development includes a process technology program. The process technology program includes the research and development of ideas and techniques that should improve the bulk production of antibodies, including cell culture productivity, and streamlined and improved recovery processes, and improvements in various areas of pharmaceutical manufacturing. We estimate the process technology program to be approximately 50% complete at the Redemption date.


                                 Three Months Ended                       Six Months Ended
                                      June 30,                                June 30,
                       --------------------------------------  --------------------------------------
                              1999                                     1999
                       ------------------    1998   Pro Forma  ------------------    1998   Pro Forma
INCOME TAXES            Actual  Pro Forma   Actual   % Change   Actual  Pro Forma   Actual   % Change
---------------------  -------  ---------   ------  ---------  -------  ---------   ------  ---------
Income taxes (benefit)
  provision            $ (94.5)   $  36.1   $ 15.7     130%    $ (71.6)   $  64.9   $ 31.7     105%


The tax provision benefit of $94.5 million for the second quarter and $71.6 million for the first six months ended June 30, 1999 consists of tax expense of $51.8 million and $80.6 million, respectively, on pretax income excluding special charges and legal settlement and tax benefits of $146.3 million for the second quarter and $152.2 million for the first six months ended June 30, 1999 related to the income and deductions attributable to push-down accounting and legal settlement. The effective tax rate on pretax income excluding special charges and legal settlement is 47% for the second quarter ended June 30, 1999, which brings the year-to-date effective tax rate to 41%, which reflects the anticipated impact of non-deductible goodwill amortization on the full year 1999 effective tax rate.

     The expected full year 1999 effective tax rate of 41% is higher than the 33% rate for the first quarter of 1999 because of non-deductible goodwill amortization to be recorded in the second half of 1999, and is higher than the 1998 effective tax rate of 28% because of the goodwill amortization and reduced benefits from research and development tax credits and the realization of foreign losses.

     The pro forma tax provision of $36.1 million for the second quarter and $64.9 million for the first six months ended June 30, 1999 was based on a tax rate of 33% on pro forma pretax income, which excludes the effects of push-down accounting in the second quarter of 1999 and the legal settlement in the first quarter of 1999. The full year 1999 pro forma effective tax rate is expected to remain at 33%.

LIQUIDITY AND CAPITAL
  RESOURCES                         June 30, 1999        December 31, 1998
---------------------------      -------------------    -------------------
Cash and cash equivalents,            $ 1,721.0               $ 1,604.6
  short-term investments
  and long-term marketable
  securities

Working capital                       $   823.1                   950.6

We used cash generated from operations, maturities of investments and stock issuances to make investments in marketable securities and capital additions.

Cash and cash equivalents, short-term investments and long-term marketable securities at June 30, 1999, were higher by $116.4 million compared to December 31, 1998. Working capital decreased by $127.5 million in the first half of 1999 from the comparable period in 1998 primarily due to the effects of push-down accounting.

Capital expenditures totaled $41.5 million in the first half of 1999 compared to $43.3 million in the comparable period of 1998. The slight decrease in 1999 compared to 1998 was primarily due to a decrease in construction activity related to existing manufacturing facilities partly offset by an increase in equipment purchases.

Our long-term debt consists of $150.0 million of convertible subordinated debentures, with interest payable at 5%, due in 2002. Prior to the redemption of our Special Common Stock, the debentures were convertible, at the option of the holder, into one-half share of our Special Common Stock and $18 in cash, for each $74 in principal amount of debenture converted. As a result of the redemption of our Special Common Stock, upon conversion, the holder receives, for each $74 in principal amount of debenture converted, $59.25 in cash, which represents one-half of the $82.50 redemption price and $18 in cash. The $18 in cash is reimbursed by Roche to us. Generally, we may redeem the debentures until maturity.

Forward-Looking Information and Cautionary Factors that May Affect Future
Results

The following section contains forward-looking information based on our current expectations. Because our actual results may differ materially from this and any other forward-looking statements made by or on behalf of Genentech, this section also includes a discussion of important factors that could affect our actual future results, including our product sales, royalties, contract revenues, expenses and net income.

Operating Results May Fluctuate

Our operating results may vary from period to period for several reasons including, but not limited to:

-  the overall competitive environment for our products;

-  the amount and timing of sales to customers in the United States;

- the amount and timing of our sales to Hoffmann-La Roche and the amount and timing of its sales to its customers;

-  the timing and volume of bulk shipments to licensees;

-  the availability of third-party reimbursements for the cost of therapy;

-  the effectiveness and safety of our products;

- the rate of adoption and use of our products for approved indications and additional indications;

- the potential introduction of new products and additional indications for existing products in 1999 and beyond; and

- the ability to manufacture sufficient quantities of any particular marketed product.

The Results of Our Research and Development Are Unpredictable

Successful pharmaceutical product development is highly uncertain and is dependent on numerous factors, many of which are beyond our control.
Products that appear promising in the early phases of development may fail to reach the market for numerous reasons, including, but not limited to:

- they may be found to be ineffective or to have harmful side effects in preclinical or clinical testing;

-  they may fail to receive necessary regulatory approvals;

- they may turn out to be uneconomical because of manufacturing costs or other factors; or

- they may be precluded from commercialization by the proprietary rights of others or by competing products or technologies for the same indication.

Success in preclinical and early clinical trials does not ensure that large-scale clinical trials will be successful. Clinical results are frequently susceptible to varying interpretations that may delay, limit or prevent regulatory approvals. The length of time necessary to complete clinical trials and to submit an application for marketing approval for a final decision by a regulatory authority varies significantly and may be difficult to predict.

Factors affecting our research and development expenses include, but are not limited to:

- the number of and the outcome of clinical trials currently being conducted by us and/or our collaborators;

-  the number of products entering into development from late-stage research;

- Hoffmann-La Roche's decisions whether to exercise its options to develop and sell our future products in non-U.S. markets and the timing and amount of any related development cost reimbursement;

- in-licensing activities, including the timing and amount of related development funding or milestone payments; and

-  future levels of revenues.

Roche, Our Controlling Stockholder, May Have Interests That Are Adverse to Other Stockholders

At the completion of the offering, Roche owned approximately 82.7% of our outstanding common stock. Roche may in the future, through open market purchases or otherwise, acquire additional shares of our common stock. Roche will control the outcome of actions requiring the approval of our stockholders. In connection with the offering, we amended our certificate of incorporation and bylaws and entered into a new affiliation agreement with Roche. Our bylaws provide, among other things, that the composition of our board of directors will consist of two Roche directors, three independent directors nominated by a nominating committee and one Genentech employee who in the future will be nominated by the nominating committee. As long as Roche owns in excess of 50% of our common stock, Roche directors will comprise two of the three members of the nominating committee. However, at any time until Roche owns less than 5% of our stock, Roche will have the right to obtain proportional representation on our board. Roche intends to continue to allow our current management to conduct our business and operations as we have done in the past. However, we cannot assure you that Roche will not institute a new business plan in the future. The interests of Roche may conflict with the interests of other holders of common stock. you should also read "Relationship with Roche Holdings, Inc." above for further information.

The affiliation agreement between us and Roche requires the approval of the directors designated by Roche to make any acquisition or any sale or disposal of all or a portion of our business representing 10% or more of our assets, net income or revenues. Moreover, in order to preserve our status as a member of Roche's consolidated federal income tax group, the affiliation agreement also contains provisions that are designed to enable Roche to maintain its percentage ownership interest in our common stock. These provisions may have the effect of limiting our ability to make acquisitions.

Our certificate of incorporation includes provisions relating to competition by Roche with us, allocations of corporate opportunities, transactions with interested parties and intercompany agreements and provisions limiting the liability of certain people. Our certificate of incorporation provides that any person purchasing or acquiring an interest in shares of our capital stock shall be deemed to have consented to the provisions in the certificate of incorporation relating to competition with Roche, conflicts of interest, corporate opportunities and intercompany agreements, and such consent may restrict such person's ability to challenge transactions carried out in compliance with such provisions. Persons who are directors and/or officers of ours and who are also directors and/or officers of Roche may choose to take action in reliance on such provisions rather than act in a manner that might be favorable to us but adverse to Roche. Two of our directors currently serve as directors, officers and employees of Roche Holding Ltd and its affiliates.

We Depend on Skilled Personnel and Key Relationships

The success of our business depends, in large part, on our continued ability to attract and retain highly qualified management, scientific, manufacturing and sales and marketing personnel, and on our ability to develop and maintain important relationships with leading research institutions and key distributors. Competition for such personnel and relationships is intense. We cannot assure you that we will be able to attract or retain such personnel or maintain such relationships.

We Face Growing and New Competition

We face growing competition in two of our therapeutic markets and expect new competition in a third market. First, in the thrombolytic market, Activase has lost market share and could lose additional market share to Centocor's Retavase, registered trademark; the resulting adverse effect on sales could be material. Retavase received approval from the FDA in October 1996 for the treatment of acute myocardial infarction. In addition, Bristol-Myers Squibb recently completed a Phase III trial for another competitive product for the treatment of acute myocardial infarction and it may file for product approval in the near future. There is also an increasing use of mechanical reperfusion in lieu of thrombolytic therapy for the treatment of acute myocardial infarction, which we expect to continue.

Second, in the growth hormone market, we continue to face increased competition from five other companies with growth hormone products, although one company has been preliminarily enjoined from selling its product. As a result of this competition, we have experienced a loss in new patient market share. Four of these competitors have also received approval to market their existing human growth hormone products for additional indications. As a result of this competition, our sales of Protropin, Nutropin and Nutropin AQ may decline, perhaps significantly.

Third, in the non-Hodgkin's lymphoma market, Coulter Pharmaceuticals Inc., or Coulter, recently filed a Biologics License Application, or BLA, for a product that may compete with our product Rituxan. We are also aware of other potentially competitive biologic therapies for non-Hodgkin's lymphoma in development.

Other Competitive Factors Could Affect Our Product Sales

Other competitive factors that could affect our product sales include, but are not limited to:

-  the timing of FDA approval, if any, of competitive products;

-  our pricing decisions and the pricing decisions of our competitors;

-  the degree of patent protection afforded to particular products;

- the outcome of litigation involving our patents and patents of other companies for products and processes related to production and formulation of those products;

-  the increasing use and development of alternate therapies; and

-  the rate of market penetration by competing products.

In Connection with the Redemption of Our Special Common Stock We Recorded Substantial Goodwill and Other Intangibles, the Amortization of Which Will Adversely Affect Our Earnings

As a result of the redemption of our Special Common Stock, Roche owned all of our outstanding stock, requiring push-down accounting under generally accepted accounting principles. Push-down accounting required us to establish a new accounting basis for our assets and liabilities, based on Roche's cost in acquiring all of our stock. In other words, Roche's cost of acquiring Genentech was "pushed down" to us and reflected on our financial statements. Push-down accounting required us to record goodwill and other intangible assets of approximately $1,706.0 million and $1,499.1 million, respectively, during the second quarter of 1999. The amortization of this goodwill and other intangible assets will have a significant negative impact on our financial results in future years. In addition, we will continuously evaluate whether events and circumstances have occurred that indicate the remaining balance of this and other intangible assets may not be recoverable. When factors indicate that assets should be evaluated for possible impairment, we may be required to reduce the carrying value of our intangible assets, which could have a material adverse effect on our financial condition and results of operations during the periods in which such a reduction is recognized. We may be required to write down intangible assets in future periods. For more information about push-down accounting, see the "Redemption of Genentech's Special Common Stock" note in the Notes to Condensed Consolidated Financial Statements.

Our Royalty and Contract Revenues Could Decline

Royalty and contract revenues in future periods could vary significantly. Major factors affecting these revenues include, but are not limited to:

- Hoffmann-La Roche's decisions whether to exercise its options to develop and sell our future products in non-U.S. markets and the timing and amount of any related development cost reimbursements;

- variations in Hoffmann-La Roche's sales and other licensees' sales of licensed products;

- the conclusion of existing arrangements with other companies and Hoffmann-La Roche;

- the timing of non-U.S. approvals, if any, for products licensed to Hoffmann-La Roche and other licensees;

-  fluctuations in foreign currency exchange rates;

-  the initiation of new contractual arrangements with other companies;

-  whether and when contract benchmarks are achieved;

-  the failure of or refusal of a licensee to pay royalties; and

- the expiration or invalidation of patents or other licensed intellectual property.

Protecting Our Proprietary Rights is Difficult and Costly

The patent positions of pharmaceutical and biotechnology companies can be highly uncertain and involve complex legal and factual questions. Accordingly, the breadth of claims allowed in these companies' patents cannot be predicted. Patent disputes are frequent and can preclude commercialization of products. We have in the past been, are currently, and may in the future be involved in material patent litigation. Patent litigation is costly in its own right and could subject us to significant liabilities to third-parties and, if decided adversely, we may need to obtain third-party licenses at a material cost or cease using the technology or product in dispute. The presence of patents or other proprietary rights belonging to other parties may lead to the termination of the research and development of a particular product. We believe that we have strong patent protection or the potential for strong patent protection for a number of our products that generate sales and royalty revenue or that we are developing. However, the courts will determine the ultimate strength of patent protection of our products and those on which we earn royalties. You should read the "Legal Proceedings" note in the Notes to Condensed Consolidated Financial Statements.

We May Incur Material Litigation Costs

We are subject to legal proceedings, including those matters described in the "Legal Proceedings" note in the Notes to Condensed Consolidated Financial Statements. Litigation to which we are currently or have been subjected relates to, among other things, our patent and intellectual property rights, licensing arrangements with other persons, product liability and financing activities. We cannot predict with certainty the eventual outcome of pending litigation, and we could be required to incur substantial expense in defending these lawsuits. We have in the past taken substantial special charges relating to certain litigation, including a special charge of $50 million in the first quarter of 1999.

We May Incur Material Product Liability Costs

The testing and marketing of medical products entail an inherent risk of product liability. We maintain limited product liability insurance coverage. Our business may be materially and adversely affected by a successful product liability claim in excess of our insurance coverage. We cannot assure you that product liability insurance coverage will continue to be available to us in the future on reasonable terms or at all.

Our Products Are Subject to Governmental Regulations and Approvals

The pharmaceutical industry is subject to stringent regulation with respect to product safety and efficacy by various federal, state and local authorities. Of particular significance are the FDA's requirements covering research and development, testing, manufacturing, quality control, labeling and promotion of drugs for human use. A pharmaceutical product cannot be marketed in the United States until it has been approved by the FDA, and then can only be marketed for the indications and claims approved by the FDA. As a result of these requirements, the length of time, the level of expenditures and the laboratory and clinical information required for approval of a New Drug Application, or NDA, or a BLA, are substantial and can require a number of years. We cannot be sure that we can obtain necessary regulatory approvals on a timely basis, if at all, for any of the products we are developing, and all of the following could have a material adverse effect on our business:

-  significant delays in obtaining or failing to obtain required approvals;

-  loss of or changes to previously obtained approvals; and

-  failing to comply with existing or future regulatory requirements.

Moreover, it is possible that the current regulatory framework could change or additional regulations could arise at any stage during our product development, which may affect our ability to obtain approval of our products.

A Variety of Factors Could Affect Our Liquidity

We believe that our cash, cash equivalents and short-term investments, together with funds provided by operations and leasing arrangements, will be sufficient to meet our foreseeable operating cash requirements. In addition, we believe we could access additional funds from the capital and debt markets. Factors that could negatively affect our cash position include, but are not limited to, future levels of our product sales, royalty and contract revenues, expenses, in-licensing activities, including the timing and amount of related development funding or milestone payments, and capital expenditures.

We Are Subject to a Tax Sharing Agreement with Roche, and a Variety of Factors Could Affect Our Income Tax Rate

We are included in Roche's federal consolidated income tax group. As a result, our tax liability is included in Roche's U.S. consolidated federal income tax group and our tax liability thus is included in the consolidated federal income tax liability of Roche and its subsidiaries. We are also included with Roche and/or one or more Roche subsidiaries in consolidated or combined income tax groups for certain state and local tax jurisdictions.

Genentech and Roche have entered into a tax sharing agreement. Pursuant to this agreement, Genentech and Roche will make payments such that, with respect to any period, the net amount paid by us on account of consolidated or combined income taxes (including any amounts determined to be due as a result of a redetermination of the consolidated or combined income tax liability of a Roche group by reason of an audit by a taxing authority) will be determined as though we filed separate, stand-alone federal, state and local income tax returns as the common parent of an affiliated group of corporations filing consolidated or combined federal, state and local returns rather than a consolidated subsidiary of Roche. Such stand-alone tax returns will be prepared on a basis as if we were an independent taxpayer with no affiliation with Roche.

We expect our effective tax rate to increase in 1999 as a result of non-deductible goodwill amortization and a charge for in-process research and development and beyond 1999 for goodwill amortization.

Our effective tax rate is dependent upon several factors including, but not limited to, changes in tax laws and rates, interpretation of existing tax laws, future levels of research and development spending, the outcome of clinical trials of certain development products, our success in commercializing such products, and potential competition regarding the products.

We May Lose Revenue or Incur Significant Costs if Year 2000 Compliance Issues Are Not Properly Addressed

We use and rely on a wide variety of information technologies, computer systems and scientific and manufacturing equipment containing computer-related components (such as programmable logic controllers and other embedded systems). Some of our older computer software programs and equipment are unable to distinguish between the year 1900 and the year 2000. As a result, time-sensitive functions of those software programs and equipment may misinterpret dates after January 1, 2000, to refer to the twentieth century rather than the twenty-first century. This could cause system or equipment shutdowns, failures or miscalculations resulting in inaccuracies in computer output or disruptions of operations, including, among other things, inaccurate processing of financial information and/or temporary inabilities to process transactions, manufacture products, or engage in similar normal business activities.

We have a Year 2000 Project in place to address the potential exposures related to the impact on our computer systems and scientific and manufacturing equipment containing computer-related components for the Year 2000 and beyond. More than half of our Year 2000 scheduled work is complete. The remaining work is scheduled to be completed in November of 1999. The Year 2000 Project phases include: (1) inventorying and prioritizing business critical systems; (2) Year 2000 compliance analysis; (3) remediation activities including repairing or replacing identified systems; (4) testing; and (5) developing contingency plans.

An inventory of business critical financial, informational and operational systems, including manufacturing control systems, has been essentially completed. Compliance analysis is approximately 90% complete for these systems. Remediation activities vary by department, however, on the average, remediation activities are approximately 65% complete. Testing of our information technology infrastructure is approximately 85% complete. Testing of business critical application programs is approximately 55% complete and is scheduled to be completed by November 1999. Contingency planning for business critical processes, which will include provisions such as identifying alternate sources for materials and services and if necessary reverting to non-computerized systems for processing information, was initiated in March 1999, is approximately 60% complete and is scheduled for completion in September 1999. We believe that with the completed modifications, the Year 2000 issue will not pose significant operational problems for our computer systems and equipment. However, if such modifications and conversions are not made, or are not completed in a timely fashion, Year 2000-related problems could have a material impact on our operations, the precise degree of which cannot be known at this time.

In addition to risks associated with our own computer systems and equipment, we have relationships with, and are to varying degrees dependent upon, a large number of third parties that provide us with information, goods and services. These include financial institutions, suppliers, vendors, research and business partners, governmental entities and customers. If significant numbers of these third parties experience failures in their computer systems or equipment due to Year 2000 noncompliance, it could affect our ability to process transactions, manufacture products, or engage in similar normal business activities. While some of these risks are outside our control, we have instituted programs, including internal records review and use of external questionnaires, to identify key third parties, assess their level of Year 2000 compliance, update contracts and address any noncompliance issues.

The total cost of the Year 2000 systems assessments and conversions is funded through operating cash flows and we are expensing these costs as they are incurred. We have created a mechanism to trace costs directly related to the Year 2000 issue and have budgeted funds to address the issues of assessment and conversion. The financial impact of making the required systems changes cannot be known precisely at this time, but it is currently expected to be less than $10.0 million. The actual financial impact could, however, exceed this estimate.

We Are Exposed to Market Risk

We are exposed to market risk, including changes to interest rates, foreign currency exchange rates and equity investment prices. To reduce the volatility relating to these exposures, we enter into various derivative investment transactions pursuant to our investment and risk management policies and procedures in areas such as hedging and counterparty exposure practices. We do not use derivatives for speculative purposes.

We maintain risk management control systems to monitor the risks associated with interest rates, foreign currency exchange rates and equity investment price changes, and our derivative and financial instrument positions. The risk management control systems use analytical techniques, including sensitivity analysis and market values. Though we intend for our risk management control systems to be comprehensive, there are inherent risks that may only be partially offset by our hedging programs should there be unfavorable movements in interest rates, foreign currency exchange rates or equity investment prices.

The estimated exposures discussed below are intended to measure the maximum amount we could lose from adverse market movements in interest rates, foreign currency exchange rates and equity investment prices, given a specified confidence level, over a given period of time. Loss is defined in the value at risk estimation as fair market value loss. The exposures to interest rate, foreign currency exchange rate and equity investment price changes are calculated based on proprietary modeling techniques from a Monte Carlo simulation value at risk model using a 30-day holding period and a 95% confidence level. The value at risk model assumes non-linear financial returns and generates potential paths various market prices could take and tracks the hypothetical performance of a portfolio under each scenario to approximate its financial return. The value at risk model takes into account correlations and diversification across market factors, including interest rates, foreign currencies and equity prices. Market volatilities and correlations are based on J.P. Morgan Riskmetrics, trademark, dataset as of December 31, 1998.

Our Interest Income is Subject to Fluctuations in Interest Rates

Our interest income is sensitive to changes in the general level of interest rates, primarily U.S. interest rates. In this regard, changes in U.S. interest rates affect the interest earned on our cash equivalents, short-term investments, convertible preferred stock investments, convertible loans and long-term investments. To mitigate the impact of fluctuations in U.S. interest rates, we may enter into swap transactions, which involve the receipt of fixed rate interest and the payment of floating rate interest without the exchange of the underlying principal. By investing our cash in an amount equal to the notional amount of the swap contract, with a maturity date equal to the maturity date of the floating rate obligation, we hedge ourselves from any potential earnings impact due to changes in interest rates.

Based on our overall interest rate exposure at June 30, 1999 and December 31, 1998, including derivative and other interest rate sensitive instruments, a near-term change in interest rates, within a 95% confidence level based on historical interest rate movements, would not materially affect the fair value of interest rate sensitive instruments.

We Are Exposed to Risks Relating to Foreign Currency Exchange Rates and Foreign Economic Conditions

We receive royalty revenues from licensees selling products in countries throughout the world. As a result, our financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which our licensed products are sold. We are exposed to changes in exchange rates in Europe, Asia (primarily Japan) and Canada. Our exposure to foreign exchange rates primarily exists with the euro. When the U.S. dollar strengthens against the currencies in these countries, the U.S. dollar value of non-U.S. dollar-based revenue decreases; when the U.S. dollar weakens, the U.S. dollar value of the non-U.S. dollar-based revenues increases. Accordingly, changes in exchange rates, and in particular a strengthening of the U.S. dollar, may adversely affect our royalty revenues as expressed in U.S. dollars. In addition, as part of our overall investment strategy, a portion of our portfolio is primarily in non-dollar denominated investments. As a result, we are exposed to changes in the exchange rates of the countries in which these non-dollar denominated investments are made.

To mitigate this risk, we hedge certain of our anticipated revenues by purchasing option contracts with expiration dates and amounts of currency that are based on 25% to 90% of probable future revenues so that the potential adverse impact of movements in currency exchange rates on the non-dollar denominated revenues will be at least partly offset by an associated increase in the value of the option. Currently, the duration of these options is generally one to four years. We may also enter into foreign currency forward contracts to lock in the dollar value of a portion of these anticipated revenues. The duration of these forward contracts is generally less than one year. Also, to hedge the non-dollar denominated investments in the portfolio, we also enter into forward contracts.

Based on our overall currency rate exposure at June 30, 1999 and December 31, 1998, including derivative and other foreign currency sensitive instruments, a near-term change in currency rates within a 95% confidence level based on historical currency rate movements, would not materially affect the fair value of foreign currency sensitive instruments.

Our Investments in Equity Securities Are Subject to Market Risks

As part of our strategic alliance efforts, we invest in equity instruments of biotechnology companies that are subject to fluctuations from market value changes in stock prices. To mitigate this risk, certain equity securities are hedged with costless collars. A costless collar is a purchased put option and a written call option in which the cost of the purchased put and the proceeds of the written call offset each other; therefore, there is no initial cost or cash outflow for these instruments at the time of purchase. The purchased put protects us from a decline in the market value of the security below a certain minimum level (the put "strike" level); while the call effectively limits our potential to benefit from an increase in the market value of the security above a certain maximum level (the call "strike" level). In addition, as part of our strategic alliance efforts, we hold dividend-bearing convertible preferred stock and have made interest-bearing loans that are convertible into the equity securities of the debtor.

Based on our overall exposure to fluctuations from market value changes in marketable equity prices at June 30, 1999 and December 31, 1998, a near-term change in equity prices within a 95% confidence level based on historic volatilities could result in a potential loss in fair value of the equity securities portfolio of $10.6 million.

New Accounting Standards Could Impact Our Financial Position and Results of Operations

In July 1999, the Financial Accounting Standards Board (FASB) announced the delay of the effective date of Statement of Financial Accounting Standards
(FAS) 133, "Accounting for Derivative Instruments and Hedging Activities," for one year, to the first quarter of 2001. In June 1998, the FASB issued FAS 133, "Accounting for Derivative Instruments and Hedging Activities," effective beginning in the first quarter of 2000. FAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires companies to recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting under FAS 133. We are currently evaluating the impact of FAS 133 on our financial position and results of operations.

At the end of March 1999, the FASB issued a proposed Interpretation of Accounting Principles Board Opinion number 25, "Accounting for Certain Transactions involving Stock Compensation" (proposal). This proposal would be effective upon issuance of the final interpretation, which is expected in the fourth quarter of 1999, but generally would cover events that occur after

December 15, 1998. To the extent that events covered by this proposal occur during the period after December 15, 1998, but before issuance of the final interpretation, the effects of applying this proposal would be recognized on a prospective basis from the effective date. The potential impact of this proposal may be significant in relation to non-employee director stock options and stock option repricings. We are currently evaluating the impact of this proposal on our financial position and results of operations.

We Are Exposed to Credit Risk of Counterparties

We could be exposed to losses related to the financial instruments described above under "We are Exposed to Market Risk" should one of our counterparties default. This risk is mitigated through credit monitoring procedures.

                               GENENTECH, INC.
                         PART II.  OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS

Previously reported.

See Item 3 of the Company's report on Form 10-K for the period ended December 31, 1998.

See also Item 1 of the Company's report on Form 10-Q for the period ended March 31, 1999.

See also the Legal Proceedings note in the Notes to Condensed Consolidated Financial Statements of Part I.


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At Genentech's Annual Meeting of Stockholders held on April 13, 1999, three matters were voted upon. A description of each matter and tabulation of votes follows:


   1.   Election of Directors:

                                                 Votes
                                     ----------------------------
                Nominee                   For          Withheld
        -----------------------      ------------     -----------

        J. Richard Munro              119,972,244       1,673,401
        C. Thomas Smith, Jr.          120,009,574       1,636,071
        David S. Tappen, Jr.          120,025,953       1,619,692

        There were no abstentions or broker nonvotes.

        The terms of directors Herbert W. Boyer, Franz B. Humer, Jonathan K.C. Knowles, Arthur D. Levinson, Linda Fayne Levinson, Donald L. Murfin and John T. Potts, Jr. continued after the Annual Meeting of Stockholders.

        In connection with the redemption of our Special Common Stock, all of our directors have resigned from our board of directors other than Franz B. Humer, Jonathan K.C. Knowles and Arthur D. Levinson. Roche intends to nominate Herbert W. Boyer for one of the three independent director positions.


   2.   To Approve the Amendment to Genentech's 1991 Employee Stock Plan

                                  Votes
            ----------------------------------------
                For          Against       Abstain
            -----------    -----------   -----------
            120,961,040        471,704       212,901


        There were no broker nonvotes.

   3. Ratification of Ernst & Young, LLP as Genentech's Independent Accountants for the Year Ending December 31, 1999:

                                  Votes
            ----------------------------------------
                For          Against       Abstain
            -----------    -----------   -----------
            121,500,528         58,060        87,057

        There were no broker nonvotes.


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            (a)  Exhibits

                  3.1 Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 99.1 of Amendment No. 3 to Genentech Inc.'s current report on Form 8-K (File No. 001-09813) filed with the Securities and Exchange Commission on July 28, 1999)

                  3.2   By-Laws (incorporated herein by reference to Exhibit
                        3.2 of Amendment No. 3 to Genentech Inc.'s registration statement on Form S-3 (Registration No. 333-80601) filed with the Securities and Exchange Commission on July 16, 1999)

                  4.1 Form of Common Stock Certificate (incorporated herein by reference to Exhibit 4.1 of Amendment No. 3 to Genentech Inc.'s registration statement on Form S-3 (Registration No. 333-80601) filed with the Securities and Exchange Commission on July 16, 1999)

                 10.1 Affiliation Agreement between Genentech, Inc. and Roche Holdings, Inc.

                 10.2 Amended and Restated Agreement between Genentech, Inc. and F. Hoffmann-La Roche Ltd regarding Commercialization of Genentech's Products outside the United States

                 10.3 Tax Sharing Agreement between Genentech, Inc. and Roche Holdings, Inc.

                 15.1   Letter re:   Unaudited Interim Financial Information

                 27.1   Financial Data Schedule

                 99.1 1999 Stock Option Plan (incorporated herein by reference to Exhibit 99.1 of Genentech Inc.'s registration statement on Form S-8 (Registration No. 333-83989) filed with the Securities and Exchange Commission on July 29, 1999)

            (b)  Reports on Form 8-K

                 Genentech, Inc. filed a current report on Form 8-K on June 28, 1999. There were no other such reports filed by Genentech, Inc. during the quarter ended June 30, 1999.

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


   Date:  August 10, 1999                         GENENTECH, INC.



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