Form 10-Q
period 1999-09-30
GENENTECH INC
filed 1999-10-29
CIK 318771

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC  20549

                                  FORM 10-Q

(Mark One)

X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended September 30, 1999.

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                                      Number of Shares Outstanding
-----                                      ----------------------------------
Common Stock $.02 par value                128,338,296
                                           Outstanding at September 30, 1999

                               GENENTECH, INC.
                                    INDEX


PART I.     FINANCIAL INFORMATION                                    PAGE NO.

Condensed Consolidated Statements of Operations -
for the three months and nine months ended
September 30, 1999 and 1998                                             3

Condensed Consolidated Statements of Cash Flows -
for the nine months ended September 30, 1999 and 1998                   4

Condensed Consolidated Balance Sheets -
September 30, 1999 and December 31, 1998                                5

Notes to Condensed Consolidated Financial Statements                 6-17

Independent Accountants' Review Report                                 18

Financial Review                                                    19-42

PART II.     OTHER INFORMATION                                         43

SIGNATURES                                                             44


In this report, "Genentech," "we," "us" and "our" refer to Genentech, Inc.


We own or have rights to various copyrights, trademarks and trade names used in our business including the following: Actimmune, registered trademark, interferon gamma-1b; Activase, registered trademark, (alteplase, recombinant) tissue plasminogen activator; Herceptin, registered trademark, (trastuzumab) anti-HER2 antibody; Nutropin, registered trademark, (somatropin (rDNA origin) for injection) growth hormone; Nutropin AQ, registered trademark, (somatropin (rDNA origin) injection) liquid formulation growth hormone; Nutropin Depot, trademark, encapsulated sustained-release growth hormone; Protropin, registered trademark, (somatrem for injection) growth hormone; Pulmozyme, registered trademark, (dornase alfa, recombinant) inhalation solution; Rituxan, registered trademark, (rituximab) antibody; TNKase, trademark, (tenecteplase) second generation tissue plasminogen activator; and Xubix, trademark, (sibrafiban) oral IIb/IIIa antagonist. This report also includes trademarks, service marks and trade names of other companies.

PART I.  FINANCIAL INFORMATION

               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (thousands, except per share amounts)
                                 (unaudited)

                                                Three Months            Nine Months
                                             Ended September 30,     Ended September 30,
                                           ----------------------  ----------------------
                                              1999         1998       1999        1998
                                           ----------   ---------  ----------   ---------
Revenues:
  Product sales (including amounts
    from related parties, three months -
    1999-$7,371; 1998-$8,122; nine
    months - 1999-$34,369; 1998-$21,295)   $  266,968   $ 163,100  $  770,392   $ 504,082
  Royalties (including amounts from
    related parties: three months -
    1999-$11,768; 1998-$9,167; nine
    months - 1999-$31,879; 1998-$25,048)       46,128      60,725     138,732     182,606
  Contract and other (including
    amounts from related parties:
    three months - 1999-$0;
    1998-$43,010; nine months -
    1999-$19,944; 1998-$58,658)                 7,503      66,113      84,684      95,034
  Interest                                     24,729      23,992      69,114      64,920
                                           ----------   ---------  ----------   ---------
     Total revenues                           345,328     313,930   1,062,922     846,642

Costs and expenses:
  Cost of sales (including amounts
    from related parties: three months -
    1999-$6,056; 1998-$5,596; nine
    months - 1999-$27,987; 1998-$17,368)       92,750      35,351     191,154     106,122
  Research and development (including
    contract related: three months -
    1999-$2,451; 1998-$6,825; nine
    months - 1999-$16,877; 1998-$26,566)       84,629      99,862     269,580     291,013
  Marketing, general and administrative       113,613      89,544     328,186     245,137
  Special charges:
    Legal settlement                                -           -      50,000           -
    Related to redemption                      57,800           -   1,205,104           -
  Recurring charges related to redemption      98,986           -      98,986           -
  Interest                                      1,326       1,148       4,045       3,302
                                           ----------   ---------  ----------   ---------
    Total costs and expenses                  449,104     225,905   2,147,055     645,574

Income (loss) before taxes                   (103,776)     88,025  (1,084,133)    201,068
Income tax (benefit) provision                (40,931)     24,647    (112,511)     56,299
                                           ----------   ---------  ----------   ---------
Net income (loss)                          $  (62,845)  $  63,378  $ (971,622)  $ 144,769
                                           ==========   =========  ==========   =========
Earnings (loss) per share:
  Basic                                    $    (0.49)  $    0.50  $    (7.59)  $    1.15
                                           ==========   =========  ==========   =========
  Diluted                                  $    (0.49)  $    0.49  $    (7.59)  $    1.12
                                           ==========   =========  ==========   =========
Weighted average shares used to
  compute earnings (loss) per share:
  Basic                                       127,854     126,080     128,013     125,480
                                           ==========   =========  ==========   =========
  Diluted                                     127,854     129,948     128,013     129,510
                                           ==========   =========  ==========   =========

          See Notes to Condensed Consolidated Financial Statements.

               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (thousands)
                                  (unaudited)


                                                                   Nine Months
                                                                Ended September 30,
                                                              ----------------------
                                                                 1999        1998
                                                              ----------  ----------
Cash flows from operating activities:
  Net (loss) income                                           $ (971,622) $ 144,769
  Adjustments to reconcile net (loss) income to net
   cash provided by (used in) operating activities:
     Depreciation and amortization                               162,634     57,417
     In-process research and development                         752,500          -
     Amortization of inventory write-up                           46,814          -
     Non-cash compensation related to stock options,
       net of tax                                                 96,033          -
     Write-up of securities available-for-sale                   (20,337)         -
     Deferred income taxes                                       (99,544)    (4,677)
     Gain on sales of securities available-for-sale              (12,283)    (5,839)
     Loss on sales of securities available-for-sale                  921        669
     Write down of securities available-for-sale                   8,467     14,550
     Write down of non-marketable equity securities                  432          -
     Loss on fixed asset dispositions                                155        730
  Changes in assets and liabilities:
     Investments in trading securities                            (7,525)   (23,028)
     Receivables and other current assets                        (32,747)    59,116
     Inventories                                                   3,021     (7,860)
     Accounts payable, other current liabilities
       and other long-term liabilities                            50,430     43,334
                                                              ----------  ----------
  Net cash (used) provided by operating activities               (22,651)   279,181

Cash flows from investing activities:
  Purchases of securities held-to-maturity                      (186,612)  (327,690)
  Proceeds from maturities of securities held-to-maturity        286,497    353,029
  Purchases of securities available-for-sale                    (506,876)  (586,328)
  Proceeds from sales of securities available-for-sale           379,849    321,573
  Purchases of non-marketable equity securities                  (39,990)   (13,575)
  Capital expenditures                                           (65,347)   (61,740)
  Change in other assets                                         (17,370)   (11,291)
  Transfer to restricted cash included in other assets           (56,179)         -
                                                              ----------  ----------
  Net cash used in investing activities                         (206,028)  (326,022)

Cash flows from financing activities:
  Stock issuances                                                120,131     81,638
                                                              ----------  ----------
  Net cash provided by financing activities                      120,131     81,638
                                                              ----------  ----------
Net (decrease) increase in cash and cash equivalents            (108,548)    34,797
  Cash and cash equivalents at beginning of period               281,162    244,469
                                                              ----------  ----------
  Cash and cash equivalents at end of period                  $  172,614  $ 279,266
                                                              ==========  ==========

          See Notes to Condensed Consolidated Financial Statements.

                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (thousands)
                                  (unaudited)


                                                      September 30,    December 31,
                                                          1999             1998
                                                      ------------     ------------
ASSETS
Current assets:
  Cash and cash equivalents                           $    172,614     $    281,162
  Short-term investments                                   516,272          606,544
  Accounts receivable, net (including amounts
    from related party: 1999-$36,612; 1998-$22,850)        185,220          149,741
  Inventories                                              284,972          148,626
  Prepaid expenses and other current assets                 13,740           55,885
                                                      ------------     ------------
     Total current assets                                1,172,818        1,241,958

Long-term marketable securities                            918,569          716,888
Property, plant and equipment, less accumulated
  depreciation (1999-$499,534; 1998-$445,215)              721,990          700,249
Goodwill                                                 1,667,382                -
Other intangible assets                                  1,506,478           65,033
Other assets                                               182,158          131,274
                                                      ------------     ------------
Total assets                                          $  6,169,395     $  2,855,402
                                                      ============     ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                    $     50,819     $     40,895
  Accrued liabilities - related party                       14,087           10,945
  Other accrued liabilities                                290,540          239,487
                                                      ------------     ------------
     Total current liabilities                             355,446          291,327

Long-term debt                                             149,708          149,990
Other long-term liabilities                                437,139           70,240
                                                      ------------     ------------
     Total liabilities                                     942,293          511,557

Commitments and contingencies

Stockholders' equity:
  Preferred stock                                                -                -
  Special Common Stock                                           -            1,010
  Common stock                                               2,594            1,532
  Additional paid-in capital                             7,159,783        1,588,990
  Retained earnings (accumulated deficit)               (2,000,716)         693,050
  Accumulated other comprehensive income                    65,441           59,263
                                                      ------------     ------------
     Total stockholders' equity                          5,227,102        2,343,845
                                                      ------------     ------------
Total liabilities and stockholders' equity            $  6,169,395     $  2,855,402
                                                      ============     ============

          See Notes to Condensed Consolidated Financial Statements.

            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (unaudited)


Note 1.     Statement of Accounting Presentation and Significant Accounting
            Policies

In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of adjustments of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three- and nine-month periods ended September 30, 1999 and 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. The condensed consolidated balance sheet as of December 31, 1998 has been derived from the audited financial statements as of that date. For further information, refer to the consolidated financial statements and notes thereto included in our Annual Report to Stockholders for the year ended December 31, 1998.

The unaudited condensed consolidated financial statements give effect to our June 30, 1999 redemption of all of our outstanding callable putable common stock, par value $.02 per share (referred to as our "Special Common Stock") held by stockholders other than Roche Holdings, Inc., commonly known as Roche, at a price of $82.50 per share in cash with funds deposited by Roche for such purpose (the "Redemption"), resulting in Roche owning 100% of our common stock. Roche accounted for the Redemption as a purchase of a business and we were required to push down the effect of the Redemption and Roche's 1990 through 1997 purchases of our Common Stock and Special Common Stock into our consolidated financial statements.

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Other Assets: Under certain lease agreements, we may be required from time to time to set aside cash as collateral. These amounts are included in other assets.

Long-Lived Assets: The carrying value of our long-lived assets is reviewed for impairment whenever events or changes in circumstances indicate that the asset may not be recoverable. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount.

New Accounting Standards: In July 1999, the Financial Accounting Standards Board (FASB) announced the delay of the effective date of Statement of Financial Accounting Standards (FAS) 133, "Accounting for Derivative Instruments and Hedging Activities," for one year, to the first quarter of 2001. FAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires companies to recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting under FAS 133. We are currently evaluating the impact of FAS 133 on our financial position and results of operations.

At the end of March 1999, the FASB issued a proposed Interpretation of Accounting Principles Board Opinion number 25, "Accounting for Certain Transactions involving Stock Compensation" (proposal). This proposal would be effective upon issuance of the final interpretation, which is expected in the first quarter of 2000, but generally would cover events that occur after December 15, 1998. To the extent that events covered by this proposal occur during the period after December 15, 1998, but before issuance of the final interpretation, the effects of applying this proposal would be recognized on a prospective basis from the effective date. The potential impact of this proposal may be significant in relation to stock option repricings. We are currently evaluating the impact of this proposal on our financial position and results of operations.

Reclassifications: Certain reclassifications of prior year amounts have been made to conform with the current year presentation.


Note 2.     Redemption of Genentech's Special Common Stock

Basis of Presentation

Roche will account for the Redemption as a purchase of a business. As a result, we were required to push down the effect of the Redemption and Roche's 1990 through 1997 purchases of our Common and Special Common Stock into our consolidated financial statements at the date of the Redemption. Under this method of accounting, Genentech's assets and liabilities, including intangible assets, were recorded at their fair values not to exceed the aggregate purchase price plus Roche's transaction costs at June 30, 1999. In 1990 and 1991 through 1997 Roche purchased 60% and 5%, respectively, of the outstanding stock of Genentech. In June 1999, we redeemed all of our Special Common Stock held by stockholders other than Roche resulting in Roche owning 100% of our common stock. The push-down effect of Roche's aggregate purchase price and the Redemption price in our consolidated balance sheet as of June 30, 1999 was allocated based on Roche's ownership percentages as if the purchases occurred at the original purchase dates for the 1990 and 1991 through 1997 purchases, and at June 30, 1999 for the Redemption. Management of Genentech determined the values of tangible and intangible assets, including in-process research and development, used in allocating the purchase prices. The aggregate purchase prices for the acquisition of all of Genentech's outstanding shares, including Roche's estimated transaction costs of $10.0 million, was $6,604.9 million, consisting of approximately $2,843.5 million for the 1990 and 1991 through 1997 purchases and approximately $3,761.4 million for the Redemption.

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
                                            =========  =========   =========

PUSH-DOWN ACCOUNTING ADJUSTMENTS

The following is a description of accounting adjustments and related useful lives that reflect push-down accounting in our financial statements. These adjustments were based on management's estimates of the value of the tangible and intangible assets acquired:


- We recorded charges of $1,147.3 million in the second quarter and $57.8 million in the third quarter of 1999. These charges include: a non-cash charge of $752.2 million for in-process research and development in the second quarter; $284.5 million of compensation expense related to Genentech's early cash settlement of certain employee stock options in the second quarter; and an aggregate of approximately $102.3 million in the second quarter and $57.8 million in the third quarter of non-cash compensation expense in connection with the modification and remeasurement, for accounting purposes, of continuing employee stock options, which represents the difference between each applicable option exercise price and the redemption price of the Special Common Stock. (You should read "Stock Option Changes" note for further information on these charges.) In addition, we recorded adjustments of $20.3 million related to the write-up of marketable securities as a result of push-down accounting in the second quarter.

- We recorded an income tax benefit of $177.8 million related to the above early cash settlement and non-cash compensation related to certain employee stock options. The income tax benefit reduced the current tax payable in other accrued liabilities by $56.9 million and reduced long-term deferred income taxes by $120.9 million.

- The estimated useful life of the inventory adjustment to fair value resulting from the Redemption is approximately one year based upon the expected time to sell inventories on hand at June 30, 1999. In the third quarter of 1999, we recorded amortization expense of $46.8 million related
   to the inventory adjustment.   The entire inventory adjustment related to
   Roche's 1990 through 1997 purchases was reflected as a charge to retained earnings.

- An adjustment was made to record the fair value of land as a result of the Redemption. There were no such adjustments for the purchase periods from 1990 through 1997.

- $1,091.2 million of goodwill, which reflects Roche's 1990 through 1997 purchases, less related accumulated amortization of $613.6 million through June 30, 1999, which was recorded as a charge to retained earnings. Included in goodwill is $456.8 million related to the recording of deferred tax liabilities. Deferred taxes were recorded for the adjustment to fair value for other intangible assets and inventories as a result of Roche's 1990 through 1997 purchases. The deferred tax liability was calculated based on a marginal tax rate of 40%. The goodwill related to the 1990 through 1997 purchases is amortized over 15 years.

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

- In the third quarter of 1999, we recorded amortization expense of $95.6 million related to goodwill and other intangible assets.

- The existing deferred tax asset valuation allowance of $62.8 million related to the tax benefits of stock option deductions which have been realized and credited to paid-in capital as a result of establishing deferred tax liabilities under push-down accounting was eliminated at June 30, 1999.

- The redemption of our Special Common Stock and the issuance of new shares of common stock to Roche resulted in substantially the same number of total shares outstanding as prior to the Redemption.

- The excess of purchase price over net book value of $2,276.9 million for 1990 through 1997 and $2,925.0 million in 1999, and $160.1 million for the remeasurement of continuing employee stock options at the remeasurement date was recorded in paid-in capital.

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
                                                      ==========

- The tax provision benefit of $40.9 million for the third quarter and $112.5 million for the first nine months ended September 30, 1999 consists of tax expense of $32.9 million and $97.8 million, respectively, on pretax income excluding the income and deductions attributable to push-down accounting and legal settlement, and tax benefits of $73.8 million for the third quarter and $210.3 million for the first nine months ended September 30, 1999 related to the income and deductions attributable to push-down accounting and legal settlement.

- $1,040.0 million of other intangible assets, which reflects Roche's 1990 through 1997 purchases, less related accumulated amortization of $911.5 million of those assets through June 30, 1999, which was recorded as a charge to retained earnings. The components of other intangible assets related to these purchases and their estimated lives are as follows (in millions):

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
                                          --------
                                          $1,370.5
                                          ========

- $500.5 million and $752.5 million of in-process research and development was recorded as a result of Roche's 1990 through 1997 purchases and the Redemption, respectively. At the date of each purchase, Genentech concluded that technological feasibility of the acquired in-process technology was not established and that the in-process technology had no future alternative uses. The amount related to the 1990 through 1997 purchases was charged to retained earnings at June 30, 1999. The amount related to the Redemption was charged to operations at June 30, 1999.

   The amounts assigned to in-process research and development were determined based upon an analysis employing the risk-adjusted cash flows expected to be generated by the products that result from the in-process projects. The analyses performed included forecasting future cash flows that was expected to result from the progress made on each of the in-process projects prior to the purchase dates. These cash flows were estimated by first forecasting, on a product-by-product basis, total revenues expected to result from sales of the first generation of each in-process product. From this amount, a portion of the gross in-process product revenues was removed to account for the contribution provided by any core technology, which was considered to benefit the in-process products. The net in-process revenue was then multiplied by the project's estimated percentage of completion as of the purchase dates to arrive at a forecast of net in-process research and development revenues attributable to projects completed prior to the purchase dates. From this forecast, appropriate operating expenses, cash flow adjustments and contributory asset returns were deducted to arrive at a forecast of net returns on the completed portion of the in-process technology. Finally, these net returns were discounted to a present value at discount rates that incorporate both the weighted average cost of capital (relative to the biotech industry and Genentech) as well as the product-specific risk associated with the purchased in-process research and development products. The product specific risk factors considered include where each product is in each phase of development, type of molecule under development, likelihood of regulatory approval, manufacturing process capability, scientific rationale, pre-clinical safety and efficacy data, target product profile and development plan. The discount rates employed ranged from 16% to 19% for the 1999 valuation and 20% to 28% for the 1990 purchase valuation, all of which represent a significant risk premium to Genentech's weighted average cost of capital.

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


Note 3.     Relationship with Roche Holdings, Inc.

On June 30, 1999, Roche exercised its option to cause us to redeem all of our Special Common Stock held by stockholders, other than Roche, at a price of $82.50 per share in cash with funds deposited by Roche for such purpose and we retired all of the shares of Special Common Stock including those held by Roche. As a result, Roche owned 100% of our outstanding common stock. On July 23, 1999, Roche completed a public offering of 22,000,000 shares of our common stock. Roche received the proceeds from the offering. As a result, Roche's percentage ownership of our outstanding common stock was reduced from 100% to approximately 82.1% at September 30, 1999. Our common stock began trading on the New York Stock Exchange under the symbol "DNA" on July 20, 1999. See "Subsequent Events" note below for information on Roche's second public offering.

In July 1999, we entered into certain affiliation arrangements with Roche, amended our licensing and marketing agreement with F. Hoffmann-La Roche Ltd, an affiliate of Roche commonly known as Hoffmann-La Roche, and entered into a tax sharing agreement with Roche.

AFFILIATION ARRANGEMENTS

In July 1999, we amended our certificate of incorporation and bylaws and entered into an affiliation agreement with Roche. As a result, our board changed to consist of two Roche directors, three independent directors nominated by a nominating committee currently controlled by Roche, and one Genentech employee. However, under the affiliation agreement, Roche has the right to obtain proportional representation on our board at any time. Roche intends to continue to allow our current management to conduct our business and operations as we have done in the past. However, we cannot ensure that Roche will not implement a new business plan in the future.

LICENSING AGREEMENT

In 1995, we entered into a licensing and marketing agreement with Hoffmann-La Roche and its affiliates granting it a ten-year option to license to use and sell products in non-U.S. markets. In July 1999, we amended that agreement, the major provisions of which include:

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

TAX SHARING AGREEMENT

Since the redemption of our Special Common Stock, we have been included in Roche's U.S. federal consolidated income tax group. As a result, our tax liability will be included in the consolidated federal income tax liability of Roche and its subsidiaries. We also will be included with Roche and/or one or more Roche subsidiaries in consolidated or combined income tax groups for certain state and local tax jurisdictions. Accordingly, we have entered into a tax sharing agreement with Roche. Pursuant to the tax sharing agreement, we and Roche will make payments so that the net amount paid by us on account of Roche's consolidated or combined taxes will be determined as though Genentech had filed separate, stand-alone income tax returns as the common parent of a group of corporations rather than a consolidated subsidiary of Roche. (See "Subsequent Events" note below for a description of the changes to our tax status with respect to Roche as a result of Roche's second public offering of Genentech's common stock).

ROCHE'S RIGHT TO MAINTAIN ITS PERCENTAGE OWNERSHIP INTEREST IN OUR STOCK

We expect from time to time to issue additional shares of common stock in connection with our stock option and stock purchase plans, and we may issue additional shares for other purposes. The affiliation agreement requires us to, among other things, establish a stock repurchase program designed to maintain Roche's percentage ownership interest in our common stock. In addition, Roche will have a continuing option to buy stock from us at prevailing market prices to maintain its percentage ownership interest. Roche's percentage ownership interest at September 30, 1999 was approximately 82.1%.

Note 4.     Stock Option Changes

In connection with the redemption of our Special Common Stock, the following changes occurred with respect to our stock options that were outstanding as of June 30, 1999:

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

Of the approximately 4.0 million shares of converted options, options with respect to approximately 2.9 million shares were outstanding at September 30, 1999, all of which are currently exerciseable except for options with respect to approximately 201,000 shares. These outstanding options are held by 2,200 employees; no non-employee directors hold these options.

Our board of directors and Roche, then our sole stockholder, approved the 1999 Plan on July 16, 1999. Under the 1999 Plan, we granted new options to purchase approximately 6.5 million shares (including the 5.0 million shares referred to above) of common stock to approximately 2,400 employees at an exercise price of $97 per share, with the grant of such options made effective as of July 16, 1999. Of the options to purchase these 6.5 million shares, options to purchase approximately 6.4 million shares were outstanding at September 30, 1999, of which options to purchase approximately 300,000 shares are currently exerciseable.

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

- In the quarter ended September 30, 1999, non-cash compensation expense of $57.8 million associated with the remeasurement, for accounting purposes, of the converted options, which non-cash amount represents the difference between the $82.50 redemption price of the Special Common Stock and the $97 July 1999 public offering price of the common stock; and

- Over a two-year period beginning July 1, 1999, an aggregate of approximately $27.4 million of deferred cash compensation available to be earned by a limited number of employees who elected the alternative arrangements described above. In the third quarter of 1999, we recorded compensation expense of $3.4 million related to these alternative arrangements.


Note 5.  Related Party Transactions

In the second quarter of 1999, we entered into a license agreement with Immunex Corporation that grants rights under our immunoadhesin patent portfolio to Immunex for its product Enbrel, registered trademark, (etanercept) biologic response modifier. In exchange for a worldwide, co-exclusive license covering fusion proteins such as Enbrel, Immunex paid Genentech an initial non-refundable license fee which was recorded in contract revenues net of a portion to be paid to Roche pursuant to an agreement between Roche and us.


Note 6.     Long-term Debt

Our long-term debt consists of $149.7 million of convertible subordinated debentures, with interest payable at 5%, due in 2002. Prior to the redemption of our Special Common Stock, the debentures were convertible, at the option of the holder, into one-half share of our Special Common Stock and $18 in cash, for each $74 in principal amount of debenture converted. As a result of the redemption of our Special Common Stock, upon conversion, the holder receives, for each $74 in principal amount of debenture converted, $59.25 in cash, which represents one-half of the $82.50 redemption price and $18 in cash. The $18 in cash is reimbursed by Roche to us. Generally, we may redeem the debentures until maturity.


Note 7.     Earnings Per Share

The following is a reconciliation of the numerator and denominators of the basic and diluted earnings per share (EPS) computations for the three- and nine-month periods ended September 30, 1999 and 1998 (in thousands).

                                      Three Months         Nine Months
                                  Ended September 30,   Ended September 30,
                                  -------------------   -------------------
                                     1999      1998        1999      1998
                                  ---------  --------   ---------  --------
Numerator:
 Net (loss) income - numerator
  For basic and diluted EPS:      $ (62,845) $ 63,378   $(971,622) $144,769
                                  ---------  --------   ---------  --------
Denominator:
 Denominator for basic EPS--
  weighted-average shares           127,854   126,080     128,013   125,480

 Effect of dilutive securities:
  Stock options                           -     3,868           -     4,030
                                  ---------  --------   ---------  --------
 Denominator for diluted EPS
 --adjusted weighted-average
   shares and assumed conversions   127,854   129,948     128,013   129,510
                                  =========  ========   =========  ========

Options to purchase 1,563,950 shares of Special Common Stock between $68.19 per share and $68.38 per share were outstanding in the nine-month period ended September 30, 1998, but were not included in the computations of diluted EPS because the options were anti-dilutive.

In the three- and nine-month periods ended September 30, 1998, we had convertible subordinated debentures that were convertible to 1,013,514 shares of Special Common Stock. These were not included in the computations of diluted EPS because they were anti-dilutive. As a result of the Redemption, the convertible subordinated debentures are no longer convertible to Special Common Stock. For further information, you should read the "Long-term Debt" note above.


Note 8.     Comprehensive Income

We adopted FAS 130, "Reporting Comprehensive Income," in 1998. Comprehensive income is comprised of net income and other comprehensive income. Our other comprehensive income includes unrealized holding gains and losses on our available-for-sale securities, which were reported separately in stockholders' equity, and included in accumulated other comprehensive income. Comprehensive income (loss) was $(35.2) million for the quarter ended September 30, 1999 and $68.9 million for the comparable period in 1998. Comprehensive income (loss) was $(965.4) million for the nine months ended September 30, 1999, and $135.2 million for the comparable period in 1998.


Note 9.     Legal Proceedings

We are a party to various legal proceedings, including patent infringement cases involving human growth hormone products, antibody products and other matters.

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

On May 28, 1999, Glaxo Wellcome Inc. filed a patent infringement lawsuit against us in the U.S. District Court in Delaware. That suit asserts that we infringe four U.S. patents owned by Glaxo Wellcome. Two of the patents relate to the use of specific kinds of monoclonal antibodies for the treatment of human disease, including cancer. The other two patents asserted against us relate to preparations of specific kinds of monoclonal antibodies which are made more stable and the methods by which such preparations are made. We have been served with the complaint. The complaint fails to specify which of our products or methods of manufacture are allegedly infringing the four patents at issue. However, we believe that the suit relates to the manufacture, use and sale of our Herceptin and Rituxan antibody products. On July 19, 1999, we filed our answer to Glaxo Wellcome's complaint, and in our answer we also stated counterclaims against Glaxo Wellcome. The judge has scheduled the trial of this suit to begin January 29, 2001.

We and the City of Hope Medical Center are parties to a 1976 agreement relating to work conducted by two City of Hope employees, Arthur Riggs and Keiichi Itakura, and patents resulting therefrom ("Riggs/Itakura Patents"). Since that time, Genentech has entered into license agreements with various companies to make, use and sell the products covered by the Riggs/Itakura Patents. On August 13, 1999 the City of Hope filed a complaint against us in the Superior Court in Los Angeles County, California alleging that we owe royalties to the City of Hope in connection with these license agreements, as well as product license agreements that involve the grant of licenses under the Riggs/Itakura Patents. The complaint states claims for declaratory relief, breach of contract, breach of implied covenant of good faith and fair dealing, and breach of fiduciary duty. We have not yet filed our answer to the compliant.

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


Note 10.     Inventories

As a result of push-down accounting, we wrote-up inventory at June 30, 1999 by $186.2 million of which $170.3 million was allocated to work in process and $15.9 million was allocated to finished goods. In the third quarter of 1999, we recorded amortization expense of $46.8 million related to the inventory write-up. Inventories are summarized below (in thousands):

                                        September 30,     December 31,
                                            1999              1998
                                        -------------     ------------
         Raw materials and supplies       $  18,507        $  21,414
         Work in process                    244,604          106,383
         Finished goods                      21,861           20,829
                                        -----------        ---------
                Total                     $ 284,972        $ 148,626
                                        ===========        =========

Note 11.     Subsequent Events

On October 26, 1999, Roche completed its second public offering of 20,000,000 shares of our common stock. Roche received the proceeds from the offering. As a result, Roche's percentage ownership of our outstanding common stock was reduced to approximately 66.3%.

     Effective with the consummation of the second public offering on October 26, 1999, Genentech ceased to be a member of the consolidated federal income tax group (and certain consolidated or combined state and local income tax groups) of which Roche is the common parent. Accordingly, our tax sharing agreement with Roche now pertains only to the state and local tax returns in which we will be consolidated or combined with Roche. We will continue to calculate our tax liability or refund with Roche for these state and local jurisdictions as if we were a stand-alone entity.

Genentech announced in October 1999 that its board of directors approved a 2-for-1 split of its common stock to be effective in the form of a stock dividend. All shareholders of record of Genentech common stock at the close of business on October 29, 1999 will receive one additional share for each share held. The additional shares will be distributed beginning November 2, 1999. Genentech stock will trade on a split-adjusted basis on November 3, 1999. The accompanying financial statements have not been adjusted to reflect this stock split.

In October 1999, CuraGen Corporation exercised its right under an existing agreement with Genentech to borrow $16.0 million. Simultaneously, with this draw down, CuraGen repaid the loan by issuing 977,636 shares of CuraGen stock valued at $16.37 per share at such issuance, or an aggregate of $16.0 million.

                    INDEPENDENT ACCOUNTANTS' REVIEW REPORT



The Board of Directors and Stockholders
Genentech, Inc.


We have reviewed the accompanying condensed consolidated balance sheet of Genentech, Inc. as of September 30, 1999, and the related condensed consolidated statements of operations for the three-month and nine-month periods ended September 30, 1999 and 1998 and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 1999 and 1998. These financial statements are the responsibility of the Company's management.

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





                                             ERNST & YOUNG LLP

San Jose, California
October 7, 1999

                               GENENTECH, INC.
                              FINANCIAL REVIEW


OVERVIEW

Genentech is a leading biotechnology company that uses human genetic information to discover, develop, manufacture and market human pharmaceuticals for significant unmet medical needs. Thirteen of the approved products of biotechnology stem from our science. Science at Genentech focuses primarily on two areas of medicine: cardiovascular and oncology. We also pursue projects where there exists a significant opportunity to fill a therapeutic void in other important areas of medicine, such as with our growth hormone products.

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

REDEMPTION OF OUR SPECIAL COMMON STOCK

On June 30, 1999, we redeemed all of our outstanding Special Common Stock held by stockholders other than Roche Holdings, Inc., commonly known as Roche, at a price of $82.50 per share in cash with funds deposited by Roche for that purpose. As a result, Roche's percentage ownership of our outstanding common stock increased from 65% to 100%. Consequently, push-down accounting is required under U.S. generally accepted accounting principles to reflect in our financial statements the amounts paid for our stock in excess of our net book value. Push-down accounting required us to record goodwill and other intangible assets of $1,706.0 million and $1,499.0 million, respectively, onto our balance sheet in the second quarter of 1999. The amortization of this goodwill and other intangible assets will have a significant negative impact on our financial results in future years. In addition, we will continuously evaluate whether events and circumstances have occurred that indicate any portion of the remaining balance of these intangible assets may not be recoverable. When factors indicate that assets should be evaluated for possible impairment, we may be required to reduce the carrying value of our intangible assets, which could have a material adverse effect on our financial condition and results of operations during the periods in which such a reduction is recognized. Also, as a result of push-down accounting, we recorded charges of $1,147.3 million in the second quarter and $57.8 million in the third quarter of 1999. These charges include a non-cash charge of $752.2 million for in-process research and development, $284.5 million of compensation expense related to Genentech's early cash settlement of certain employee stock options and an aggregate of approximately $102.3 million in the second quarter and $57.8 million in the third quarter as a non-cash charge for the remeasurement of the value of continuing employee stock options. For more information about push-down accounting, you should read "Redemption of Genentech's Special Common Stock"
note in the Notes to Condensed Consolidated Financial Statements above.

Stock Options Changes

In connection with the redemption of our Special Common Stock, the following changes occurred with respect to our stock options that were outstanding as of June 30, 1999:

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

Of the approximately 4.0 million shares of converted options, options with respect to approximately 2.9 million shares are currently outstanding, all of which are currently exerciseable except for options with respect to approximately 201,000 shares. These outstanding options are held by 2,200 employees; no non-employee directors hold these options.

Our board of directors and Roche, then our sole stockholder, approved the 1999 Plan on July 16, 1999. Under the 1999 Plan, we granted new options to purchase approximately 6.5 million shares (including the 5.0 million shares referred to above) of common stock to approximately 2,400 employees at an exercise price of $97 per share, with the grant of such options made effective as of July 16, 1999. Of the options to purchase these 6.5 million shares, options to purchase approximately 6.4 million shares are currently outstanding, of which options to purchase approximately 300,000 shares are currently exerciseable.

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

- In the quarter ended September 30, 1999, non-cash compensation expense of $57.8 million associated with the remeasurement, for accounting purposes, of the converted options, which non-cash amount represents the difference between the $82.50 redemption price of the Special Common Stock and the $97 July 1999 public offering price of the common stock; and

- Over a two-year period beginning July 1, 1999, an aggregate of approximately $27.4 million of deferred cash compensation available to be earned by a limited number of employees who elected the alternative arrangements described above.


PUBLIC OFFERINGS

On July 23, 1999, and October 26, 1999, Roche completed public offerings of our common stock. As a result of the public offerings, Roche's percentage ownership of our outstanding common stock was reduced to approximately 66.3%. We had 128,711,638 shares of common stock outstanding at October 26, 1999.
We did not receive any of the net proceeds from the offerings. Our common stock began trading on the New York Stock Exchange under the symbol DNA on July 20, 1999. We currently intend to retain all future income for use in the operation of our business and to fund future growth and, therefore, we do not intend to declare or pay any cash dividends on our common stock in the forseeable future.

In July 1999, we amended our certificate of incorporation and bylaws and entered into certain affiliation arrangements with Roche, amended our licensing and marketing agreement with Hoffmann-La Roche, and entered into a tax sharing agreement with Roche.

Relationship with Roche Holdings, Inc.

As a result of the redemption of our Special Common Stock, the then-existing governance agreement between us and Roche terminated, except for provisions relating to indemnification and stock options, warrants and convertible securities. In July 1999, we entered into certain affiliation arrangements with Roche, amended our licensing and marketing agreement with Hoffmann-La Roche, and entered into a tax sharing agreement with Roche as follows:

Affiliation Arrangements

Our board of directors consists of two Roche directors, three independent directors nominated by a nominating committee currently controlled by Roche, and one Genentech employee. However, under the affiliation agreement, Roche has the right to obtain proportional representation on our board at any time. Roche intends to continue to allow our current management to conduct our business and operations as we have done in the past. However, we cannot ensure that Roche will not implement a new business plan in the future.

Except as follows, the affiliation arrangements do not limit Roche's ability to buy or sell our common stock. If Roche and its affiliates sell their majority ownership of shares of our common stock to a successor, Roche has agreed that it will cause the successor to purchase all shares of our common stock not held by Roche as follows:

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

If Roche owns more than 90% of our common stock for more than two months, Roche has agreed that it will, as soon as reasonably practicable, effect a merger of Genentech with Roche or an affiliate of Roche.

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

Licensing Agreement

In 1995, we entered into a licensing and marketing agreement with Hoffmann-La Roche and its affiliates granting it a ten-year option to license to use and sell products in non-U.S. markets. In July 1999, we amended that agreement, the major provisions of which include:

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

Tax Sharing Agreement

Since the redemption of our Special Common Stock, we have been included in Roche's U.S. federal consolidated income tax group. As a result, our tax liability was included in the consolidated federal income tax liability of Roche and its subsidiaries. We were also included with Roche and/or one or more Roche subsidiaries in consolidated or combined income tax groups for certain state and local tax jurisdictions. Accordingly, we entered into a tax sharing agreement with Roche. Pursuant to the tax sharing agreement, we and Roche are to make payments such that, with respect to the period during which Genentech is a member of a Roche consolidated or combined group, the net amount paid by us on account of consolidated or combined income taxes (including any amounts determined to be due as a result of a redetermination of the consolidated or combined income tax liability of a Roche group by reason of an audit) will be determined as if we had filed separate, stand-alone federal, state and local income tax returns as the common parent of an affiliated group of corporations filing consolidated or combined federal, state and local returns rather than a consolidated subsidiary of Roche.

Effective with the consummation of the second public offering on October 26, 1999, Genentech ceased to be a member of the consolidated federal income tax group (and certain consolidated or combined state and local income tax groups) of which Roche is the common parent. Accordingly, our tax sharing agreement with Roche now pertains only to the state and local tax returns in which we will be consolidated or combined with Roche. We will continue to calculate our tax liability or refund with Roche for these state and local jurisdictions as if we were a stand-alone entity.

Roche's Right to Maintain its Percentage Ownership Interest in Our Stock

We expect from time to time to issue additional shares of common stock in connection with our stock option and stock purchase plans, and we may issue additional shares for other purposes. The affiliation agreement requires us to, among other things, establish a stock repurchase program designed to maintain Roche's percentage ownership interest in our common stock. In addition, Roche will have a continuing option to buy stock from us at prevailing market prices to maintain its percentage ownership interest. Roche's ownership interest in our common stock was approximately 66.3% at October 26, 1999.


STOCK SPLIT

Genentech announced in October 1999 that its board of directors approved a 2-for-1 split of its common stock to be effective in the form of a stock dividend. All shareholders of record of Genentech common stock at the close of business on October 29, 1999 will receive one additional share for each share held. The additional shares will be distributed beginning November 2, 1999. Genentech stock will trade on a split-adjusted basis on November 3, 1999. The accompanying financial statements have not been adjusted to reflect this stock split.


RESULTS OF OPERATIONS
(dollars in millions, except per share amounts)

         >

                               Three Months Ended                       Nine Months Ended
                                 September 30,                            September 30,
                     --------------------------------------   --------------------------------------
                            1999                                      1999
                     ------------------    1998   Pro Forma   ------------------    1998   Pro Forma
NET INCOME (LOSS)     Actual  Pro Forma   Actual   % Change    Actual  Pro Forma   Actual   % Change
-------------------  -------  ---------   ------  ---------   -------  ---------   ------  ---------
Net income (loss)    $ (62.8)   $  66.9   $ 63.4      6%      $(971.6)   $ 198.6   $144.8     37%
Earnings (loss)
  per share:
    Basic            $ (0.49)   $  0.52   $ 0.50              $ (7.59)   $  1.55   $ 1.15
    Diluted          $ (0.49)   $  0.51   $ 0.49              $ (7.59)   $  1.50   $ 1.12


Net Income (Loss): The net loss for the quarter and nine months ended September 30, 1999 reflects the Redemption in the second quarter and the related effect of push-down accounting. (For further information, read "Redemption of Genentech's Special Common Stock" note in the Notes to Condensed Consolidated Financial Statements.) In addition, the net loss for the first nine months of 1999 also reflects the legal settlement recorded in the first quarter.

     Pro forma net income, which excludes special and recurring charges related to the Redemption and push-down accounting, for the third quarter of 1999 was $66.9 million, a 6% increase from the comparable period in 1998.
Pro forma net income, excluding special and recurring charges related to the Redemption and a special charge related to the legal settlement, for the first nine months of 1999 was $198.6 million, a 37% increase from the comparable period in 1998. These increases represent revenue growth primarily driven by sales of our oncology products, Rituxan and Herceptin, and lower research and development expenses. These increases were offset in part by lower contract and other income, the expiration of royalties from Eli Lilly and Company, commonly known as Lilly, in August 1998 and higher marketing, general and administrative expenses. See below for further information on the components of operations.



                               Three Months Ended                        Nine Months Ended
                                 September 30,                             September 30,
                     --------------------------------------   --------------------------------------
                            1999                                      1999
                     ------------------    1998   Pro Forma   -------------------    1998   Pro Forma
REVENUES              Actual  Pro Forma   Actual   % Change     Actual  Pro Forma   Actual   % Change
-------------------  -------  ---------   ------  ---------   --------  ---------   ------  ---------
Revenues             $ 345.3  $   345.3   $313.9      10%     $1,062.9  $ 1,042.5   $846.6      23%
                     =======  =========   ======  =========   ========  =========   ======  =========
PRODUCT SALES
-------------------
Herceptin            $  47.9    $  47.9      -         -      $  134.0   $  134.0      -         -
Rituxan                 72.6       72.6   $ 39.4      84%        204.1      204.1   $111.9      82%
Activase                59.2       59.2     45.1      31         169.3      169.3    154.9       9
Protropin, Nutropin
  and Nutropin AQ       59.9       59.9     52.9      13         175.5      175.5    166.1       6
Pulmozyme               27.0       27.0     24.7       9          85.7       85.7     68.3      25
Actimmune                0.4        0.4      1.0     (60)          1.8        1.8      2.9     (38)
                     -------  ---------   ------  ---------   --------  ---------   -------  --------
Total product sales  $ 267.0    $ 267.0   $163.1      64%     $  770.4   $  770.4    $504.1      53%
                     =======  =========   ======  =========   ========  =========   =======  ========


Herceptin: Net sales of Herceptin, indicated for the treatment of certain patients with metastatic breast cancer who have tumors that overexpress the human epidermal growth factor receptor (HER2) protein, were $47.9 million in the third quarter of 1999. We recorded $46.2 million in net sales of Herceptin in the second quarter of 1999 and $39.9 million in the first quarter of 1999. An increase in physician acceptance of Herceptin has contributed to a positive sales trend and successful penetration into the breast cancer market. Herceptin was first marketed in September 1998.

Rituxan: Net sales of Rituxan, indicated for the treatment of patients with relapsed or refractory low-grade or follicular, CD20-positive B-cell non-Hodgkin's lymphoma, a cancer of the immune system, increased 84% in the third quarter of 1999 and 82% in the first nine months of 1999 from the comparable periods in 1998. These increases were primarily due to increased market penetration for the treatment of B-cell non-Hodgkin's lymphoma. We co-developed Rituxan with IDEC Pharmaceuticals Corporation, commonly known as IDEC, from whom we license Rituxan.

Activase: Net sales of Activase tissue plasminogen activator (t-PA) increased 31% in the third quarter of 1999 and 9% in the first nine months of 1999 from the comparable periods in 1998. These increases were largely due to usage in peripheral indications previously served by another company's thrombolytic currently in short supply in the marketplace. These increases were offset in part by a continued decline in the overall size of the thrombolytic therapy market due to mechanical reperfusion and continued competition from Centocor, Inc.'s Retavase, registered trademark.

     In connection with the acquisition by Roche of Corange Limited in 1998, Roche entered into a consent decree with the Federal Trade Commission. Pursuant to the consent decree, with Roche's acquisition of 100% of our stock, Roche shall cause us to dismiss, with prejudice, all pending litigation we have against Centocor regarding the rights for the research, development, manufacture or sale of Centocor's Retavase product, and we shall refrain from instituting any new litigation against Centocor challenging or seeking to render invalid any of the patents divested or licensed to Centocor pursuant to the terms of the decree. Roche has requested that we proceed with dismissing such litigations as required under the consent decree, and we are in process of discussing and resolving with Roche and Centocor how to implement those dismissals.

Protropin, Nutropin and Nutropin AQ: Net sales of our three growth hormone products - Protropin, Nutropin, and Nutropin AQ, - increased 13% in the third quarter of 1999 and 6% in the first nine months of 1999 from the comparable periods in 1998. These increases primarily reflect fluctuations in distributor ordering patterns.

Pulmozyme: Net sales of Pulmozyme increased 9% in the third quarter of 1999 and 25% in the first nine months of this year from the comparable periods in 1998. We continue to increase our market penetration in the early and mild patient populations for the management of cystic fibrosis.


                               Three Months Ended                       Nine Months Ended
                                  September 30,                            September 30,
                     --------------------------------------   --------------------------------------
ROYALTIES, CONTRACT,         1999                                     1999
AND OTHER, AND       ------------------    1998   Pro Forma   ------------------    1998   Pro Forma
INTEREST INCOME       Actual  Pro Forma   Actual   % Change    Actual  Pro Forma   Actual   % Change
-------------------  -------  ---------   ------  ---------   -------  ---------   ------  ---------
Royalties            $  46.1    $  46.1   $ 60.7    (24)%     $ 138.7    $ 138.7   $182.6    (24)%
Contract and other       7.5        7.5     66.1    (89)         84.7       64.3     95.0    (32)
Interest income         24.7       24.7     24.0      3          69.1       69.1     64.9      6


Royalty Income: Royalty income decreased 24% in the third quarter and in the nine-month period ended September 30, 1999 from the comparable periods in 1998. These decreases primarily relate to the expiration of royalties from Lilly in August 1998, partly offset by higher royalties from various licensees, including retroactive royalties in the second quarter from Immunex Corporation pursuant to the licensing agreement for Enbrel, registered trademark, (etanercept) biologic response modifier.

Contract and Other Revenues: Contract and other revenues were down 89% in the third quarter and 11% in the nine months ended September 30, 1999 from the comparable periods in 1998. These declines, which are further explained below, were partly offset by adjustments of $20.3 million related to the write-up of marketable securities on June 30, 1999 as a result of push-down accounting.

     Pro forma contract and other revenues, which excludes the effect of push-down accounting, decreased 89% and 32% in the third quarter and first nine months of 1999, respectively. These decreases resulted primarily from higher revenues in the third quarter of last year related to the contract payment from Hoffmann-La Roche for Herceptin marketing rights and the patent infringement settlement with Novo Nordisk A/S. These decreases were offset in part by higher revenues in 1999 from our strategic alliances, including an initial license fee from Immunex for Enbrel, a milestone payment from Schwarz Pharma AG related to a U.S. Food and Drug Administration (FDA) filing for Nutropin Depot sustained-release growth hormone and higher gains from the sale of biotechnology equity securities.

Interest Income: Interest income increased 3% in the third quarter and 6% in the nine months ended September 30, 1999 from the comparable periods in 1998 primarily due to a higher portfolio balance. The total investment portfolio, consisting of cash and cash equivalents, and short- and long-term marketable securities, decreased to $1,607.5 million at September 30, 1999 from $1,721.0 million at June 30, 1999, and is comparable to the portfolio of $1,604.6 million at December 31, 1998.


                                    Three Months Ended                        Nine Months Ended
                                       September 30,                             September 30,
                          ---------------------------------------   --------------------------------------
                                 1999                                     1999
                          ------------------     1998   Pro Forma   ------------------     1998   Pro Forma
COST AND EXPENSES          Actual   Pro Forma   Actual   % Change    Actual   Pro Forma   Actual   % Change
------------------------  --------  ---------   ------  ---------   --------  ---------   ------  ---------
Cost of sales             $   92.8    $  46.0   $ 35.3      30%     $  191.2    $ 144.3   $106.1      36%
Research and development      84.6       84.6     99.9     (15)        269.6      269.6    291.0      (7)
Marketing, general and
  administrative             113.6      113.6     89.6      27         328.2      328.2    245.1      34
Special charges:
  Legal settlement             -          -        -         -          50.0        -        -         -
  Related to redemption       57.8        -        -         -       1,205.1        -        -         -
Recurring charges related
  to redemption               98.9        -        -         -          98.9        -        -         -
Interest expense               1.3        1.3      1.1      18           4.0        4.0      3.3      21
                          --------  ---------   ------  ---------   --------  ---------   ------  ---------
Total costs and expenses  $  449.0    $ 245.5   $225.9       9%     $2,147.0    $ 746.1   $645.5      16%
                          ========  =========   ======  =========   ========  =========   ======  =========


Cost of Sales: Cost of sales increased 163% in the third quarter and 80% in the nine months ended September 30, 1999 from the comparable periods in 1998. These increases largely reflect the amortization of the inventory write-up as a result of push-down accounting, which is expected to continue into next year. Exclusive of the amortization expense, cost of sales increased 30% in the third quarter and 36% in the first nine months of 1999 from the comparable periods in 1998. Cost of sales as a percent of net sales, exclusive of amortization expense, decreased to 17% in the third quarter and 19% in the first nine months of 1999 from 22% and 21%, respectively, in the comparable periods of 1998. These decreases were primarily driven by higher volume coupled with productivity improvements and a more favorable product mix.

Research and Development: Research and development expenses in the third quarter and first nine months of 1999 decreased from the comparable periods in 1998. For the third quarter and first nine months of 1999, we invested 25% and 26%, respectively, of pro forma revenues into research and development compared to 32% and 34%, respectively, from a year ago. The decrease in expenses and the lower ratios reflect our long-range plan to reduce research and development spending as a percent of revenues as products progress through late-stage clinical trials and revenues increase.

Marketing, General and Administrative: Marketing, general and administrative expenses increased 27% in the third quarter and 34% in the first nine months of 1999 from the comparable periods in 1998. These increases were driven mainly by the growth of Rituxan sales and the resultant profit sharing expense and the introduction of Herceptin. The first nine months of 1999 also reflect higher legal expenses and the write-down of certain biotechnology investments.

Special Charges: The first nine months of 1999 included a $1,205.1 million special charge related to the Redemption and the application of push-down accounting. This charge included a non-cash charge of $752.5 million in the second quarter for in-process research and development, $284.5 million in the second quarter for the cash-out of Special Common Stock options, and $102.3 million in the second quarter and $57.8 million in the third quarter as a non-cash charge for the remeasurement of the value of continuing employee stock options. The first nine months of 1999 also included a $50.0 million legal settlement in the first quarter related to a federal investigation of our past clinical, sales and marketing activities associated with human growth hormone. (See Redemption of Genentech's Special Common Stock and Legal Proceedings notes in the Notes to Condensed Consolidated Financial Statements for further information regarding these special charges.)

At the Redemption date, we determined the acquired in-process technology was not technologically feasible and the in-process technology had no future alternative uses. As a result, $500.5 million of in-process research and development related to Roche's 1990 through 1997 purchases of our common stock was charged to retained earnings; and $752.5 million of in-process research and development related to the Redemption was charged to operations at June 30, 1999.

The amounts of in-process research and development were determined based on an analysis utilizing the risk-adjusted cash flows expected to be generated by the products that result from the in-process projects. The analysis included forecasted future cash flows that were expected to result from the progress made on each of the in-process projects prior to the purchase dates. These cash flows were estimated by first forecasting, on a product-by-product basis, total revenues expected from sales of the first generation of each in-process product. A portion of the gross in-process product revenues was then removed to account for the contribution provided by any core technology, which was considered to benefit the in-process products. The net in-process revenue was then multiplied by the project's estimated percentage of completion as of the purchase dates to determine a forecast of net in-process research and development revenues attributable to projects completed prior to the purchase dates. Appropriate operating expenses, cash flow adjustments and contributory asset returns were deducted from the forecast to establish a forecast of net returns on the completed portion of the in-process technology. Finally, these net returns were discounted to a present value at discount rates that incorporate both the weighted average cost of capital (relative to the biotech industry and us) as well as the product-specific risk associated with the purchased in-process research and development products. The product specific risk factors included each product in each phase of development, type of molecule under development, likelihood of regulatory approval, manufacturing process capability, scientific rationale, pre-clinical safety and efficacy data, target product profile and development plan. The discount rates ranged from 16% to 19% for the 1999 valuation and 20% to 28% for the 1990 purchase valuation, all of which represent a significant risk premium to our weighted average cost of capital.

The forecast data in the analyses was based on internal product level forecast information maintained by our management in the ordinary course of managing the business. The inputs used by us in analyzing in-process research and development were based on assumptions, which we believed to be reasonable but which were inherently uncertain and unpredictable. These assumptions may be incomplete or inaccurate, and no assurance can be given that unanticipated events and circumstances will not occur.

A brief description of in-process research and development projects is set forth below including an estimated percentage of completion of products within each project at the Redemption date of when products within each project will be substantially complete. Except as otherwise noted below, there have been no significant changes to the projects since the Redemption date. We do not track all costs associated with research and development on a project-by-project basis. Therefore, we believe a calculation of cost incurred as a percentage of total incurred project cost as of FDA approval is not possible. We estimated, however, that the research and development expenditures that will be required to complete the in-process projects will total approximately $700 million.

We have estimated percentage completion data for each project based on an equal weighting of three indicators, as follows:

PTS: Probability of technical success ("PTS") is a project level statistic maintained by us on an ongoing basis, which is intended to represent the current likelihood of project success, i.e., FDA approval. This is a quantitative calculation based on the stage of development and the complexity of the project, and it is highly correlated with the project's phase of development. PTS is periodically adjusted to reflect actual experiences over a reasonable period of time.

Status compared to Baseline Model: We developed a baseline model which allocated percentages of a standard development project to each major phase of the project based upon our experience. We then overlaid the time-based status of each project to this baseline model, in order to calculate a percentage of completion for each project.

Management's Estimate of Percentage Complete: Our senior product development management representatives provided an estimate of the percentage complete, on a technological basis, of each project.

Nutropin Depot sustained-release growth hormone - A sustained release version of human growth hormone based on Alkermes' ProLease sustained release drug delivery system, which is designed to deliver human growth hormone by monthly or semi-monthly injections. This product is being developed in collaboration with Alkermes. On June 25, 1999, we made U.S. regulatory filings seeking marketing approval for Nutropin Depot, and we are currently awaiting regulatory clearance. We estimate that the initial indication on this project will be substantially complete by the year 2000, and that it was approximately 85% complete at the Redemption date.

TNKase second generation t-PA - A second generation t-PA that is a selectively mutated version of a wild-type t-PA. This t-PA version may be faster acting and easier to administer, and may restore blood flow faster.

On July 30, 1999, we made U.S. regulatory filings seeking marketing approval for TNKase, and we are currently awaiting regulatory clearance. This product is being developed in collaboration with Boehringer Ingelheim International GmbH. We estimate that this project will be substantially complete by the year 2000, and that it was approximately 90% complete at the Redemption date.

Anti-IgE antibody - An anti-IgE monoclonal antibody designed to interfere early in the process that leads to symptoms of allergic asthma and seasonal allergic rhinitis. This product is being developed in collaboration with Tanox, Inc. and Novartis Pharmaceuticals Corporation. Phase III trials are ongoing in patients with allergic asthma. Phase III trials have been completed in patients with seasonal allergic rhinitis and the results have been analyzed. We estimated that this project was approximately 75% complete at the Redemption date.

Pulmozyme inhalation solution - A recombinant human protein that is an approved treatment for the management of cystic fibrosis. We are conducting a trial to determine the effect of Pulmozyme on pulmonary function in patients with early-stage cystic fibrosis. We estimated this project to be approximately 75% complete at the Redemption date. We are also preparing to begin clinical testing of Pulmozyme delivery via Aradigm Corporation's AERx, trademark, delivery system. We estimated that this project was approximately 45% complete at the Redemption date. We estimate that these projects will be substantially complete by the year 2003.

Rituxan antibody - A monoclonal antibody approved for the treatment of relapsed or refractory low-grade or follicular, CD20-positive B-cell non-Hodgkin's lymphoma, a cancer of the immune system. We are in Phase III clinical trials for the treatment of intermediate- and high-grade non-Hodgkin's lymphoma. This product is being developed in collaboration with IDEC Pharmaceuticals, Inc., or IDEC. We estimate that this project will be substantially complete by the year 2004 and that it was approximately 60% complete at the Redemption date.

Xubix (sibrafiban) oral IIb/IIIa antagonist - An orally administered inhibitor of platelet aggregation that may be useful in the prevention of unwanted clotting in certain cardiovascular conditions, including acute coronary syndrome. Hoffmann-La Roche Ltd was conducting global development of this molecule, and we had certain opt-in rights with respect to the United States. We estimated that this project was approximately 65% complete at the Redemption date. On August 6, 1999, Hoffmann-La Roche announced that the preliminary results from its Phase III trial of Xubix had not shown that Xubix was better than aspirin in preventing recurrent ischemic events in patients suffering from acute coronary syndrome. Hoffmann-La Roche has terminated its development of Xubix based on the unsuccessful results.

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

Anti-VEGF antibody - An antibody developed to inhibit angiogenesis (the formation of new blood vessels) as a potential treatment for several types of solid-tumor cancers. In pre-clinical studies the anti-VEGF antibody resulted in decreased vascularization and a decline in growth and metastasis of a variety of solid tumors. Phase II studies are ongoing in prostate cancer, breast cancer, renal cell carcinoma, lung cancer and colorectal cancer. We estimate these projects will be substantially complete by the year 2003, and that they were 35% to 40% complete at the Redemption date.

Herceptin antibody - An antibody that is an approved treatment for metastatic breast cancer. Herceptin will also be evaluated for broader application in other tumor types in which the HER2 protein is overexpressed. We are conducting and are planning to conduct additional Phase II studies alone or in collaboration with Hoffmann-La Roche, the National Cancer Institute or other clinical research groups. We estimate that the initial indications on this project will be substantially complete by the year 2004. These broader applications have projects that were estimated to be 40% to 45% complete at the Redemption date.

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

We also have identified five additional product programs that were at different stages of in-process research and development. We expect these projects to be substantially complete in years 1999 through 2004. The percent completion for these additional programs ranged from an estimated 35% to 90%. These projects did not receive material allocations of the purchase price.

In addition, our in-process research and development included a process technology program. The process technology program included the research and development of ideas and techniques that should improve the bulk production of antibodies, including cell culture productivity, and streamlined and improved recovery processes, and improvements in various areas of pharmaceutical manufacturing. We estimated that the process technology program was approximately 50% complete at the Redemption date.

Recurring Charges Related to Redemption: We began recording recurring charges related to the Redemption and push-down accounting in the third quarter of 1999. These charges were $98.9 million in the quarter and were comprised of the amortization of intangibles and goodwill, and compensation expense related to alternative arrangements provided at the time of the Redemption for certain holders of some of the unvested options under the 1996 Plan.


                                 Three Months Ended                      Nine Months Ended
                                    September 30,                           September 30,
                       --------------------------------------  --------------------------------------
                              1999                                     1999
                       ------------------    1998   Pro Forma  ------------------    1998   Pro Forma
INCOME TAXES            Actual  Pro Forma   Actual   % Change   Actual  Pro Forma   Actual   % Change
---------------------  -------  ---------   ------  ---------  -------  ---------   ------  ---------
Income taxes (benefit)
  provision            $ (40.9)   $  32.9   $ 24.6      34%    $ (112.5)  $  97.8   $ 56.3      74%


The tax provision benefit of $40.9 million for the third quarter and $112.5 million for the first nine months ended September 30, 1999 consists of tax expense of $32.9 million and $97.8 million, respectively, on pretax income excluding the income and deductions attributable to push-down accounting and legal settlement, and tax benefits of $73.8 million for the third quarter and $210.3 million for the first nine months ended September 30, 1999 related to the income and deductions attributable to push-down accounting and legal settlement. The effective tax rate on pretax income excluding non-recurring special charges and legal settlement is 41% for the third quarter and nine months ended September 30, 1999, which reflects the anticipated impact of non-deductible goodwill amortization on the full year 1999 effective tax rate.

The expected full year 1999 effective tax rate is 41%, which is higher than the 1998 effective tax rate of 28% because of the goodwill amortization and reduced benefits from research and development tax credits and the realization of foreign losses.

     The pro forma tax provision of $32.9 million for the third quarter and $97.8 million for the first nine months ended September 30, 1999 was based on a tax rate of 33% on pro forma pretax income, which excludes the effects of push-down accounting in the second and third quarter of 1999 and the legal settlement in the first quarter of 1999. The full year 1999 pro forma effective tax rate is expected to remain at 33%.

LIQUIDITY AND CAPITAL
  RESOURCES                      September 30, 1999      December 31, 1998
---------------------------      ------------------      -----------------
Cash and cash equivalents,            $ 1,607.5               $ 1,604.6
  short-term investments
  and long-term marketable
  securities

Working capital                       $   817.4                   950.6

We used cash generated from operations, maturities of investments and stock issuances to make investments in marketable securities and capital additions.

Cash and cash equivalents, short-term investments and long-term marketable securities at September 30, 1999, were comparable to December 31, 1998. Working capital decreased by $133.2 million in the first nine months of 1999 from December 31, 1998 primarily due to the effects of push-down accounting and the transfer of funds to restricted cash.

Capital expenditures totaled $65.3 million in the first nine months of 1999 compared to $61.7 million in the comparable period of 1998. The slight increase in 1999 compared to 1998 was primarily due to an increase in equipment purchases.

We believe that our cash, cash equivalents and short-term investments, together with funds provided by operations and leasing arrangements, will be sufficient to meet our foreseeable operating cash requirements. In addition, we believe we could access additional funds from the debt and, under certain circumstances, capital markets. Factors that could negatively affect our cash position include, but are not limited to, future levels of our product sales, royalty and contract revenues, expenses, in-licensing activities, including the timing and amount of related development funding or milestone payments, acquisitions, capital expenditures and the amount of any stock repurchased under any stock repurchase program. The affiliation agreement with Roche requires us to, among other things, establish a stock repurchase program designed to maintain Roche's percentage ownership interest in our common stock. While the dollar amounts associated with these future purchases cannot currently be estimated, such stock repurchases could have a material adverse impact on our liquidity.

Our long-term debt consists of $149.7 million of convertible subordinated debentures, with interest payable at 5%, due in 2002. Prior to the redemption of our Special Common Stock, the debentures were convertible, at the option of the holder, into one-half share of our Special Common Stock and $18 in cash, for each $74 in principal amount of debenture converted. As a result of the redemption of our Special Common Stock, upon conversion, the holder receives, for each $74 in principal amount of debenture converted, $59.25 in cash, which represents one-half of the $82.50 redemption price and $18 in cash. The $18 in cash will be reimbursed by Roche to us. Generally, we may redeem the debentures until maturity.

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

Our Operating Results May Fluctuate

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

Roche, Our Controlling Stockholder, May Have Interests That Are Adverse to Other Stockholders

At the completion of the October 1999 offering, Roche owned approximately 66.3% of our outstanding common stock. Roche may in the future, through open market purchases or otherwise, acquire additional shares of our common stock. As our majority stockholder, Roche controls the outcome of actions requiring the approval of our stockholders. Our bylaws provide, among other things, that the composition of our board of directors shall consist of two Roche directors, three independent directors nominated by a nominating committee and one Genentech employee nominated by the nominating committee. As long as Roche owns in excess of 50% of our common stock, Roche directors will comprise two of the three members of the nominating committee. However, at any time until Roche owns less than 5% of our stock, Roche will have the right to obtain proportional representation on our board. Roche intends to continue to allow our current management to conduct our business and operations as we have done in the past. However, we cannot assure you that Roche will not institute a new business plan in the future. The interests of Roche may conflict with the interests of other holders of common stock. You should also read "Relationship with Roche Holdings, Inc." above for further information.

The affiliation agreement between us and Roche requires the approval of the directors designated by Roche to make any acquisition or any sale or disposal of all or a portion of our business representing 10% or more of our assets, net income or revenues. Moreover, the affiliation agreement also contains provisions that are designed to enable Roche to maintain a certain percentage ownership interest in our common stock. These provisions may have the effect of limiting our ability to make acquisitions.

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

We Depend on Skilled Personnel and Key Relationships

The success of our business depends, in large part, on our continued ability to attract and retain highly qualified management, scientific, manufacturing and sales and marketing personnel, and on our ability to develop and maintain important relationships with leading research institutions and key distributors. Competition for such personnel and relationships is intense. In connection with the redemption of our Special Common Stock, two of our existing employee stock option plans terminated and a number of employee options, including many of those held by senior management, were canceled.
We have issued new employee stock options to attract and retain employees. However, certain provisions of our affiliation agreement with Roche are designed to enable Roche to maintain its percentage ownership interest in our common stock, which may limit our flexibility as to the number of shares we are able to grant under our stock option plans. We cannot assure you that we will be able to attract or retain such personnel or maintain such relationships.

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

Third, in the non-Hodgkin's lymphoma market, Coulter Pharmaceuticals Inc., or Coulter, has filed a Biologics License Application, or BLA, for a product that may compete with our product Rituxan. We are also aware of other potentially competitive biologic therapies for non-Hodgkin's lymphoma in development.

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

In Connection with the Redemption of Our Special Common Stock We Recorded Substantial Goodwill and Other Intangibles, the Amortization of Which Will Adversely Affect Our Earnings

As a result of the redemption of our Special Common Stock, Roche owned all of our outstanding stock, requiring push-down accounting under generally accepted accounting principles. Push-down accounting required us to establish a new accounting basis for our assets and liabilities, based on Roche's cost in acquiring all of our stock. In other words, Roche's cost of acquiring Genentech was "pushed down" to us and reflected in our financial statements. Push-down accounting required us to record goodwill and other intangible assets of approximately $1,706.0 million and $1,499.0 million, respectively, during the second quarter of 1999. The amortization of this goodwill and other intangible assets will have a significant negative impact on our financial results in future years. In addition, we will continuously evaluate whether events and circumstances have occurred that indicate the remaining balance of this and other intangible assets may not be recoverable. When factors indicate that assets should be evaluated for possible impairment, we may be required to reduce the carrying value of our intangible assets, which could have a material adverse effect on our financial condition and results of operations during the periods in which such a reduction is recognized. We may be required to write down intangible assets in future periods. For more information about push-down accounting, see the "Redemption of Genentech's Special Common Stock" note in the Notes to Condensed Consolidated Financial Statements.

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

A Variety of Factors Could Affect Our Liquidity

We believe that our cash, cash equivalents and short-term investments, together with funds provided by operations and leasing arrangements, will be sufficient to meet our foreseeable operating cash requirements. In addition, we believe we could access additional funds from the debt and, under certain circumstances, capital markets. Factors that could negatively affect our cash position include, but are not limited to, future levels of our product sales, royalty and contract revenues, expenses, in-licensing activities, including the timing and amount of related development funding or milestone payments, acquisitions, capital expenditures and the amount of any stock repurchased under any stock repurchase program. The affiliation agreement with Roche requires us to, among other things, establish a stock repurchase program designed to maintain Roche's percentage ownership interest in our common stock. While the dollar amounts associated with these future purchases cannot currently be estimated, such stock repurchases could have a material adverse impact on our liquidity.

We Are Subject to a Tax Sharing Agreement with Roche, and a Variety of Factors Could Affect Our Income Tax Rate

Since the redemption of our Special Common Stock, we have been included in Roche's U.S. federal consolidated income tax group. Accordingly, we entered into a tax sharing agreement with Roche. Pursuant to the tax sharing agreement, we and Roche are to make payments such that, with respect to the period during which Genentech is a member of a Roche consolidated or combined group, the net amount paid by us on account of consolidated or combined income taxes (including any amounts determined to be due as a result of a redetermination of the consolidated or combined income tax liability of a Roche group by reason of an audit) will be determined as if we had filed separate, stand-alone federal, state and local income tax returns as the common parent of an affiliated group of corporations filing consolidated or combined federal, state and local returns rather than a consolidated subsidiary of Roche.

Effective with the consummation of the second public offering on October 26, 1999, Genentech ceased to be a member of the consolidated federal income tax group (and certain consolidated or combined state and local income tax groups) of which Roche is the common parent. Accordingly, our tax sharing agreement with Roche now pertains only to the state and local tax returns in which we will be consolidated or combined with Roche. We will continue to calculate our tax liability or refund with Roche for these state and local jurisdictions as if we were a stand-alone entity.

We expect our effective tax rate to increase in 1999 from 1998 as a result of non-deductible goodwill amortization and a charge for in-process research and development and beyond 1999 for goodwill amortization.

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

We have a Year 2000 Project in place to address the potential exposures related to the impact on our computer systems and scientific and manufacturing equipment containing computer-related components for the Year 2000 and beyond. More than 75% of our Year 2000 scheduled work is complete. The remaining work is scheduled to be completed before December 31, 1999.
The Year 2000 Project phases include: (1) inventorying and prioritizing business critical systems; (2) Year 2000 compliance analysis; (3) remediation activities including repairing or replacing identified systems; (4) testing; and (5) developing contingency plans.

An inventory of business critical financial, informational and operational systems, including manufacturing control systems, has been completed.

Compliance analysis is approximately 95% complete for these systems. Remediation activities vary by department; however, on the average, remediation activities are approximately 95% complete. Testing of our information technology infrastructure is approximately 100% complete. Testing of business critical application programs is approximately 85% complete and is scheduled for completion by the end of November 1999. Contingency planning for business critical processes, which will include provisions such as identifying alternate sources for materials and services and if necessary reverting to non-computerized systems for processing information, was initiated in March 1999, is approximately 80% complete and is scheduled for completion by the end of November 1999. We believe that with the completed modifications, the Year 2000 issue will not pose significant operational problems for our computer systems and equipment. However, if such modifications and conversions are not made, or are not completed in a timely fashion, Year 2000-related problems could have a material impact on our operations, the precise degree of which cannot be known at this time.

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

Based on our overall interest rate exposure at September 30, 1999 and December 31, 1998, including derivative and other interest rate sensitive instruments, a near-term change in interest rates, within a 95% confidence level based on historical interest rate movements, would not materially affect the fair value of interest rate sensitive instruments.

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

Based on our overall currency rate exposure at September 30, 1999 and December 31, 1998, including derivative and other foreign currency sensitive instruments, a near-term change in currency rates within a 95% confidence level based on historical currency rate movements, would not materially affect the fair value of foreign currency sensitive instruments.

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

Based on our overall exposure to fluctuations from market value changes in marketable equity prices at September 30, 1999 and December 31, 1998, a near-term change in equity prices within a 95% confidence level based on historic volatilities could result in a potential loss in fair value of the equity securities portfolio of $10.6 million.

New Accounting Standards Could Impact Our Financial Position and Results of Operations

In July 1999, the Financial Accounting Standards Board announced the delay of the effective date of Statement of Financial Accounting Standards (FAS) 133, "Accounting for Derivative Instruments and Hedging Activities," for one year, to the first quarter of 2001.

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

At the end of March 1999, the Financial Accounting Standards Board issued a proposed Interpretation of Accounting Principles Board Opinion number 25, "Accounting for Certain Transactions involving Stock Compensation" (proposal). This proposal would be effective upon issuance of the final interpretation, which is expected in the fourth quarter of 1999, but generally would cover events that occur after December 15, 1998. To the extent that events covered by this proposal occur during the period after December 15, 1998, but before issuance of the final interpretation, the effects of applying this proposal would be recognized on a prospective basis from the effective date. The potential impact of this proposal may be significant in relation to non-employee director stock options and stock option repricings. We are currently evaluating the impact of this proposal on our financial position and results of operations.

We Are Exposed to Credit Risk of Counterparties

We could be exposed to losses related to the financial instruments described above under "We are Exposed to Market Risk" should one of our counterparties default. We attempt to mitigate this risk through credit monitoring procedures.

                               GENENTECH, INC.
                         PART II.  OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS

Previously reported.

See Item 3 of the Company's report on Form 10-K for the period ended December 31, 1998.

See also Item 1 of the Company's report on Form 10-Q for the periods ended June 30, 1999 and March 31, 1999.

See also the Legal Proceedings note in the Notes to Condensed Consolidated Financial Statements of Part I.


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            (a)  Exhibits
                  3.1 Amended and Restated Certificate of Incorporation (incorporated by reference to our Current Report on Form 8-K filed with the Commission on July 28, 1999).

                  3.2 Bylaws (incorporated by reference to Amendment No. 3 to our Registration Statement (No. 333-80601) on Form S-3 filed with the Commission on July 16, 1999).

                 15.1   Letter re:   Unaudited Interim Financial Information

                 27.1   Financial Data Schedule

            (b)  Reports on Form 8-K

                 On July 28, 1999, we filed a Current Report on Form 8-K attaching our Amended and Restated Certificate of Incorporation as filed with the Secretary of State of Delaware on July 22, 1999.

                 There were no other reports on Form 8-K filed during the quarter ended September 30, 1999.


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


   Date:  October 28, 1999                       GENENTECH, INC.



   /S/ARTHUR D. LEVINSON                         /S/LOUIS J. LAVIGNE, JR.
   -------------------------------------         ----------------------------
   Arthur D. Levinson, Ph.D.                     Louis J. Lavigne, Jr.
   Chairman and Chief Executive Officer          Executive Vice President and
                                                 Chief Financial Officer



                                                 /S/JOHN M. WHITING
                                                 ----------------------------
                                                 John M. Whiting
                                                 Controller and
                                                 Chief Accounting Officer