Form 10-K405
period 1999-12-31
GENENTECH INC
filed 2000-02-08
CIK 318771

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                  FORM 10-K

(Mark One)
X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the fiscal year ended December 31, 1999

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the transition period from   to   .

                    Commission file number:  1-9813

                                GENENTECH, INC.


    A Delaware Corporation                                  94-2347624
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

=============================================================================
  Title of Each Class               Name of Each Exchange on Which Registered
-----------------------------------------------------------------------------
Common Stock, $0.02 par value                New York Stock Exchange
=============================================================================
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X    No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The approximate aggregate market value of voting stock held by nonaffiliates of the registrant is $11,769,690,559 as of December 31, 1999. (A)

Number of shares of Common Stock outstanding as of December 31, 1999:
  258,110,279

             Documents incorporated by reference:
                                                          PARTS INCORPORATED
                       DOCUMENT                               BY REFERENCE

(1) Annual Report to stockholders for the year ended                 II
    December 31, 1999 (specified portions)

(2) Definitive Proxy Statement with respect to the 2000             III
    Annual Meeting of Stockholders to be filed by Genentech,
    Inc. with the Securities and Exchange Commission
    (hereinafter referred to as "Proxy Statement")
-----------------------------------------------------------------------------
(A) Excludes 87,506,993 shares of Common Stock held by Directors, Officers and stockholders whose ownership exceeds five percent of the Common Stock outstanding at December 31, 1999 and Roche Holdings, Inc. which was calculated based on their filings as of December 31, 1999, with the Securities and Exchange Commission pursuant to Section 13(g) of the Securities Exchange Act of 1934. As of February 7, 2000, it is unconfirmed whether any other person or entity holds greater than five percent of the registrant's Common Stock. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant.

    In this Form 10-K, "Genentech," "we," "us" and "our" refer to Genentech, Inc., "Common Stock" refers to Genentech's Common Stock, par value $0.02 per share, and "Special Common Stock" refers to Genentech's callable putable Common Stock, par value $0.02 per share. In addition, all numbers relating to the number of shares and price per share of Common Stock and Special Common Stock give effect to the two-for-one split of our Common Stock on November 2, 1999.




                                    PART I

ITEM 1.   BUSINESS

Genentech is a leading biotechnology company that uses human genetic information to discover, develop, manufacture and market human pharmaceuticals for significant unmet medical needs. Thirteen of the approved products of biotechnology stem from our science. Of these products, we manufacture and market seven products directly in the United States and we are preparing to begin manufacturing and marketing our eighth product. See the "Products" section below for further information.


REDEMPTION OF OUR SPECIAL COMMON STOCK


On June 30, 1999, we redeemed all of our outstanding Special Common Stock held by stockholders other than Roche Holdings, Inc., known as Roche, at a price of $41.25 per share in cash with funds deposited by Roche for that purpose. We refer to this event as the "Redemption." As a result of the Redemption, Roche's percentage ownership of our outstanding Common Stock increased from 65% to 100%. Consequently, push-down accounting was required under U.S. generally accepted accounting principles to reflect in our financial statements the amounts paid for our stock in excess of our net book value. Push-down accounting required us to record goodwill and other intangible assets of $1,706.0 million and $1,499.0 million, respectively, onto our balance sheet in the second quarter of 1999. Also, as a result of push-down accounting, we recorded special charges related to the Redemption of $1,207.7 million in 1999. For more information about special charges and push-down accounting, you should read the "Forward-Looking Information and Cautionary Factors that May Affect Future Results" below and the "Redemption of Our Special Common Stock" note in the Notes to Consolidated Financial Statements. Roche subsequently made public offerings of our Common Stock as described below.


PUBLIC OFFERINGS

On July 23, 1999 and October 26, 1999, Roche completed public offerings of our Common Stock. As a result, Roche's percentage ownership of our outstanding Common Stock was reduced to approximately 66.1% at December 31, 1999. We did not receive any of the net proceeds from the offerings. Our Common Stock began trading on the New York Stock Exchange under the symbol DNA on July 20, 1999.

As a result of the Redemption and the subsequent public offerings, changes occurred with respect to our stock options as discussed below in "Stock Options Changes." In addition, we amended our certificate of incorporation and bylaws, amended our licensing and marketing agreement with Hoffmann-La Roche, and entered into or amended certain agreements with Roche, which are discussed below in "Relationship with Roche."

Stock Split

On November 2, 1999, we effected a two-for-one stock split of our Common Stock in the form of a dividend of one share of Genentech Common Stock for each share held at the close of business on October 29, 1999. Our stock began trading on a split-adjusted basis on November 3, 1999. In addition, all numbers relating to the number of shares and price per share of Common Stock and Special Common Stock give effect to the two-for-one split of our Common Stock on November 2, 1999. We currently intend to retain all future income for use in the operation of our business and to fund future growth and, therefore we do not intend to declare or pay any cash dividends on our Common Stock in the foreseeable future.

Products

Of the following eight products, we manufacture and market seven directly in the United States, and we are preparing to begin manufacturing and marketing the eighth product:

- Herceptin, registered trademark, (trastuzumab) antibody for the treatment of certain patients with metastatic breast cancer whose tumors overexpress the human epidermal growth factor receptor2, or HER2, protein;

- Rituxan, registered trademark, (rituximab) antibody for the treatment of patients with relapsed or refractory low-grade or follicular, CD20-positive B-cell non-Hodgkins lymphoma;

- Activase, registered trademark, (alteplase) tissue plasminogen activator, or t-PA, for the treatment of heart attack, acute ischemic stroke within three hours of the onset of symptoms, and acute massive pulmonary embolism;

- Protropin, registered trademark, (somatrem for injection) growth hormone for the treatment of inadequate endogenous growth hormone secretion, or growth hormone deficiency, in children;

- Nutropin, registered trademark, (somatropin (rDNA origin) for injection) growth hormone for the treatment of growth hormone deficiency in children and adults, growth failure associated with chronic renal insufficiency prior to kidney transplantation and short stature associated with Turner syndrome;

- Nutropin AQ, registered trademark, (somatropin (rDNA origin) injection) liquid formulation growth hormone for the same indications as Nutropin;

- Pulmozyme, registered trademark, (dornase alfa, recombinant) inhalation solution for the management of cystic fibrosis; and

- Nutropin Depot, trademark, (somatropin (rDNA origin) for injectable suspension) encapsulated sustained-release growth hormone for the treatment of pediatric growth hormone deficiency. We have received regulatory approval from the U.S. Food and Drug Administration, commonly known as the FDA, to market Nutropin Depot, and we expect to launch the product in the first half of 2000.

We receive royalties on sales of rituximab outside of the United States (excluding Japan), on sales of Pulmozyme and Herceptin outside of the United States and on sales of certain products in Canada from F. Hoffmann-La Roche Ltd, an affiliate of Roche that is referred as Hoffmann-La Roche. See "Relationship with Roche" below for further information regarding our licensing agreement with Hoffmann-La Roche. We receive royalties on sales of rituximab in Japan from another licensee. We receive royalties on sales of growth hormone products and t-PA outside of the United States and Canada through other licensees. We also receive worldwide royalties on seven additional licensed products that are marketed by other companies. Six of these products originated from our technology.

Herceptin

In September 1998, we received FDA approval to market Herceptin in the United States for use as a first line therapy in combination with Taxol, registered trademark, (paclitaxel), a product made by Bristol-Myers Squibb Company, or Bristol-Myers, and as a single agent in second and third line therapy in patients with metastatic breast cancer who have tumors that overexpress the HER2 protein.

     Herceptin is the first humanized monoclonal antibody for the treatment of HER2 overexpressing metastatic breast cancer and the second U.S. approval in this new class of monoclonal antibody biotherapeutic cancer drugs. We have granted Hoffmann-La Roche exclusive marketing rights to Herceptin outside of the United States.

     In September 1999, Hoffmann-La Roche announced it had obtained authorization to sell Herceptin in Switzerland as a treatment for breast cancer. This is the product's first European approval and comes shortly after authorization of the product in Canada for treatment of metastatic or advanced breast cancer, alone, and in combination with Taxol.

Rituxan

Rituxan is marketed in the United States for the treatment of relapsed or refractory low-grade or follicular, CD20-positive B-cell non-Hodgkin's lymphoma, a cancer of the immune system. We co-developed Rituxan with IDEC Pharmaceuticals, Inc., or IDEC, from whom we license Rituxan. In November 1997, Rituxan was cleared for marketing in the United States by the FDA. Rituxan was the first monoclonal antibody approved in the United States to treat cancer. We are jointly promoting Rituxan with IDEC in the United States and until recently, we shared responsibility with IDEC for manufacturing the product. By the end of the third quarter of 1999, IDEC had transferred all bulk manufacturing responsibilities for rituximab to us. Hoffmann-La Roche is responsible for marketing MabThera, registered trademark, (rituximab) in the rest of the world, excluding Japan. In 1999, Genentech and IDEC, in consultation with the FDA, updated the warning section of the package insert for Rituxan to include information on infusion-related reactions and cardiovascular events. IDEC filed a supplemental Biologics License Application, or BLA, in October 1999 relating to use of Rituxan in expanded dosing, including retreatment, times 8 and bulky disease for the treatment of B-cell non-Hodgkin's lymphoma.

Activase

Tissue plasminogen activator, or t-PA, is an enzyme that is produced naturally by the body to dissolve blood clots. However, when a blood clot obstructs blood flow in the coronary artery and causes a heart attack, the body is unable to produce enough t-PA to dissolve the clot rapidly enough to prevent damage to the heart. We produce Activase, a recombinant form of t-PA, in sufficient quantity for therapeutic use. The FDA approved Activase for marketing in the United States in 1987 for the treatment of acute myocardial infarction (heart attack); in 1990 for use in the treatment of acute pulmonary embolism (blood clots in the lungs); and in June 1996 for the treatment of acute ischemic stroke or brain attack (blood clots in the brain) within three hours of symptom onset. Activase is also approved for the treatment of acute ischemic stroke within three hours of symptom onset.

     In exchange for royalty payments, we have licensed marketing rights to a recombinant t-PA in Japan to Kyowa Hakko Kogyo, Ltd., or Kyowa, and Mitsubishi Kasei Corporation, or Mitsubishi. Kyowa and Mitsubishi are marketing forms of a recombinant t-PA under the trademarks Activacin, registered trademark, and GRTPA, registered trademark, respectively. In a number of countries outside of the United States, Canada and Japan, we have licensed t-PA marketing and manufacturing rights to Boehringer Ingelheim, GmbH. We have also licensed certain rights to Boehringer Ingelheim regarding future sales of a second generation t-PA, TNKase, trademark. On July 30, 1999, we submitted U.S. regulatory filings seeking marketing approval for TNKase, and we are currently awaiting regulatory clearance. Boehringer Ingelheim, which markets a recombinant t-PA under the trademark Actilyse, registered trademark, filed a marketing application for TNKase with European regulatory authorities in September 1999.

Protropin

Human growth hormone is a naturally occurring human protein produced in the pituitary gland that regulates metabolism and is responsible for growth in children. We developed a recombinant growth hormone product, Protropin, that was approved by the FDA in 1985 for marketing in the United States for the treatment of growth hormone inadequacy in children.

     In exchange for royalty payments, we licensed rights to manufacture and market recombinant growth hormone to Pharmacia & Upjohn, Inc., which manufactures and markets recombinant growth hormone under the trademarks Somatonorm, trademark, and Genotropin, trademark.

Nutropin

Nutropin is a human growth hormone similar to Protropin; however, it does not have the additional N-terminal amino acid, methionine, found in the Protropin chemical structure. Nutropin was approved in November 1993 and launched in January 1994 for marketing in the United States for the treatment of growth failure in children associated with chronic renal insufficiency up to the time of renal transplantation. Nutropin has been designated as a U.S. Orphan Drug for treatment of growth failure in children with chronic renal insufficiency. This status will terminate in November 2000. Nutropin was approved by the FDA in March 1994 for the treatment of growth hormone inadequacy in children. In December 1996, the FDA approved Nutropin for the treatment of short stature associated with Turner syndrome. In December 1997, we received FDA approval to market Nutropin for the treatment of growth hormone deficiency in adults.

Nutropin AQ

In December 1995, we received regulatory approval to market Nutropin AQ, a liquid formulation of Nutropin, aimed at providing improved convenience in administration. Nutropin AQ is the first and only liquid (aqueous) recombinant human growth hormone product available in the United States. Nutropin AQ was approved for the treatment of growth hormone inadequacy in children, growth hormone failure in children associated with chronic renal insufficiency up to the time of renal transplantation and short stature associated with Turner syndrome. In December 1997, we received FDA approval to market Nutropin AQ for the treatment of growth hormone deficiency in adults.

Nutropin Depot

In December 1999, we received regulatory approval to market Nutropin Depot (somatropin (rDNA origin) for depot suspension), the first long-acting dosage form of recombinant growth hormone. We expect to launch this product during the first half of 2000. Nutropin Depot is a long-acting form of our recombinant human growth hormone using ProLease, registered trademark, an injectable extended-release drug delivery system, which was developed by our partner Alkermes Controlled Therapeutics, Inc., or Alkermes. This new formulation was designed to reduce the frequency of injections by encapsulating the drug in biodegradable microspheres.

     During the first quarter of 1999, we entered into an agreement with Schwarz Pharma AG, for the development and distribution of Nutropin AQ and the sustained-release Nutropin Depot for the treatment of certain pediatric and adult growth disorders in Europe and certain other countries outside of the United States, Canada and Japan. With our partner, Alkermes, we will manufacture these products for sale by Schwarz Pharma. The agreement also entitles us to receive additional benchmark payments upon achievement of certain product development milestones. As part of a strategic alliance with Sumitomo Pharmaceuticals Co., Ltd., or Sumitomo, we have agreed to provide Sumitomo exclusive rights to develop, import and distribute in Japan, Nutropin Depot.

Pulmozyme

Pulmozyme is marketed in the United States for the management of cystic fibrosis, for which it has U.S. Orphan Drug designation. This status will terminate in December 2000. It was first approved for use in 1993. In November 1996, Pulmozyme was cleared for marketing by the FDA for the management of cystic fibrosis patients with advanced disease. In February 1998, we received approval from the FDA for a label extension that includes the safety and alternative administration of Pulmozyme in children with cystic fibrosis under the age of five, adding to the product's previous approvals for patients five years of age and older.

Actimmune

Actimmune interferon gamma-lb is approved in the United States for the treatment of chronic granulomatous disease. In 1998, we licensed certain U.S. marketing and development rights to interferon gamma, including Actimmune to Connetics Corporation in return for a royalty on net sales. Thereafter, Connetics sublicensed all of its rights to InterMune Pharmaceuticals, Inc., or InterMune. After a transition period, as of January 1999, we no longer sell Actimmune directly in the United States. We have agreed to supply bulk materials to InterMune at cost plus a mark-up. We receive royalty payments from Boehringer Ingelheim from the sale of interferon gamma in certain countries outside of the United States, Canada and Japan and The People's Republic of China.

Licensed Products

In addition to the royalties mentioned above, we also receive royalties on the following products:


Product                           Trademark       Company
----------------------------      ----------      -----------------------------------
Human growth hormone              Humatrope       Eli Lilly and Company
Recombinant interferon alpha      Roferon-A       Hoffmann-La Roche
Hepatitis B vaccine               Recombivax      Merck and Company, Inc.
Hepatitis B vaccine               Engerix-B       SmithKline Beecham Biologicals S.A.
Factor VIII                       Kogenate        Bayer Corporation
Bovine growth hormone             Posilac         Monsanto Company
Interferon gamma-1b               Actimmune       InterMune Pharmaceuticals, Inc.
Rheumatoid Arthritis              Enbrel          Immunex Corporation


In May 1999, we entered into a license agreement with Immunex Corporation. We granted to Immunex a worldwide, co-exclusive license under our immunoadhesin patents to make, use and sell Enbrel, registered trademark, Immunex's product to treat moderately to severely active rheumatoid arthritis. Immunex paid us an initial license fee and has agreed to pay royalties on sales of Enbrel from November 6, 1998, the date of product launch, through the life of our patents.

Products in Development

A number of other products are in various stages of research and development. Our product development efforts cover a wide range of medical conditions, including cancer, respiratory disorders, cardiovascular diseases, endocrine disorders and inflammatory and immune problems.

Below is a summary of products in clinical development:


Product                           Description
------------------------------    -------------------------------------------
Awaiting Regulatory Approval
----------------------------

TNKase second generation t-PA     A second generation t-PA that is a
                                  selectively mutated version of a wild-type
                                  t-PA.  This t-PA version may be faster
                                  acting and easier to administer and may
                                  restore blood flow faster.  On July 30,
                                  1999, we submitted U.S. regulatory filings
                                  seeking marketing approval for TNKase.  We
                                  are currently awaiting regulatory
                                  clearance.  This product is being developed
                                  in collaboration with Boehringer Ingelheim,
                                  which filed a marketing application with
                                  European regulatory authorities in
                                  September 1999.

Preparing BLA
-------------

Anti-IgE (rhuMab E25) antibody    An anti-IgE monoclonal antibody designed to
                                  interfere early in the process that leads
                                  to symptoms of allergic asthma and seasonal
                                  allergic rhinitis.  This product is being
                                  developed in collaboration with Novartis
                                  Pharmaceuticals Corporation, or Novartis,
                                  and Tanox, Inc.  Phase III clinical trials
                                  have been completed in patients with
                                  allergic asthma and in patients with
                                  seasonal allergic rhinitis.

Phase III
---------

Anti-CD11a (hu1124) antibody      An antibody designed to block certain
                                  immune cells as a potential treatment for
                                  psoriasis.  We are currently conducting a
                                  Phase III trial in psoriasis, which we
                                  are developing in collaboration with Xoma
                                  Corporation.

Activase t-PA                     A protein that is an approved treatment for
                                  heart attack, acute ischemic stroke within
                                  three hours of symptom onset, and acute
                                  massive pulmonary embolism.  We have
                                  initiated Phase III trials of this product
                                  for intravenous catheter clearance.

Pulmozyme inhalation solution     A recombinant human protein that is an
                                  approved treatment for the management of
                                  cystic fibrosis.  We are conducting a trial
                                  to determine the effect of Pulmozyme on
                                  pulmonary function in patients with early-
                                  stage cystic fibrosis.

Rituxan antibody                  A monoclonal antibody approved for the
                                  treatment of relapsed or refractory low-
                                  grade or follicular, CD20-positive B-cell
                                  non-Hodgkin's lymphoma, a cancer of the
                                  immune system.  We are in Phase III
                                  clinical trials for the treatment of
                                  intermediate- and high-grade non-Hodgkin's
                                  lymphoma.  This product is being developed
                                  in collaboration with IDEC.

Thrombopoietin (TPO)              A protein that is being studied for
                                  treatment of thrombocytopenia, a reduction
                                  in platelets, in cancer patients treated
                                  with chemotherapy.  This molecule has been
                                  exclusively licensed to Pharmacia & Upjohn.

Preparing for Phase III trials
------------------------------

Anti-VEGF antibody                An antibody developed to inhibit
                                  angiogenesis (the formation of new blood
                                  vessels) as a potential treatment for
                                  several types of solid-tumor cancers.  In
                                  pre-clinical studies, the anti-VEGF
                                  antibody resulted in decreased
                                  vascularization and a decline in growth and
                                  metastasis of a variety of solid tumors.
                                  We are preparing for Phase III trials in
                                  non-small cell lung cancer and colorectal
                                  cancer.  Phase II studies are ongoing in
                                  breast and renal cell carcinoma.

Herceptin antibody                An antibody that is an approved treatment
                                  for metastatic breast cancer.  In
                                  collaboration with Hoffmann-La Roche and
                                  U.S. national cooperative groups, we are
                                  preparing for Phase III trials for adjuvant
                                  treatment of early-stage breast cancer in
                                  patients who overexpress the HER2 protein.

Phase II
--------

Anti-CD18 antibody                An antibody designed to block certain
                                  immune cells that may impact blood flow.
                                  We are conducting a Phase II clinical trial
                                  aimed at increasing blood flow in patients
                                  with acute myocardial infarction.

Herceptin antibody                An antibody that is an approved treatment
                                  for metastatic breast cancer.  Herceptin
                                  will also be evaluated for broader
                                  application in other tumor types in which
                                  the HER2 protein is overexpressed.  We are
                                  planning to conduct Phase II studies alone
                                  or in collaboration with Hoffmann-La Roche,
                                  the National Cancer Institute or other
                                  clinical research groups.

Dornase alfa inhalation           A recombinant human protein used for the
  solution with Aradigm's         management of cystic fibrosis.  Aradigm
  delivery system                 Corporation filed an Investigational New
                                  Drug Application, or IND, in December, 1999
                                  and recently began a Phase IIa clinical
                                  trial of dornase alfa delivery via
                                  Aradigm's AERx, trademark, delivery system.

LDP-02 A monoclonal antibody for the treatment of inflammatory bowel diseases. This product is licensed from and being developed in collaboration with LeukoSite, Inc., or
                                  LeukoSite.  LeukoSite recently initiated
                                  Phase II clinical trials in Canada in
                                  patients with Crohn's disease.

INS365 A second generation P2Y2 agonist, for the potential treatment of patients with chronic bronchitis. We are currently initiating a Phase IIa study in collaboration with Inspire Pharmaceuticals,
                                  Inc.

Phase I
-------

AMD Fab                           A customized fragment of an anti-VEGF
                                  antibody for the potential treatment of
                                  age-related macular degeneration, or AMD.
                                  In this condition, excessive blood vessel growth in the retina of the eye can lead to blindness. On October 6, 1999, we filed an IND and we recently initiated Phase I clinical trials.

Preparing for Phase I trials
----------------------------

Apo2 Ligand/TRAIL                 A protein, also known as tumor necrosis
                                  factor-related apoptosis-inducing ligand,
                                  for the potential treatment of cancer.  We
                                  are currently preparing for Phase I
                                  clinical trials for this product, which we
                                  are developing in collaboration with
                                  Immunex.

Anti-CD11a Antibody               An antibody designed to block certain
                                  immune cells as a potential treatment to
                                  prevent solid organ transplant rejection.
                                  Our collaborator, Xoma, has filed an IND
                                  for this indication and is preparing to
                                  initiate Phase I trials.


In conjunction with our amended licensing and marketing agreement with Hoffmann-La Roche in July, 1999, Hoffmann-La Roche was granted an option until at least 2015 for licenses to use and sell certain of our products in non-U.S. markets (the License Agreement). See "Relationship with Roche" below for further information.

In general, with respect to our products, Hoffmann-La Roche pays us a royalty on aggregate sales outside of the United States. Hoffmann-La Roche has rights to, and pays us royalties for, Canadian sales of Activase, Protropin, Nutropin, Nutropin AQ, Pulmozyme, Actimmune and Rituxan, and outside of United States, excluding Japan, sales of Pulmozyme, Herceptin and Rituxan.
We supply the products to Hoffmann-La Roche, and have agreed to supply the products for which Hoffmann-La Roche has exercised its option, for sales outside of the United States.

In addition to the products described above, we are working on additional products and new indications for currently marketed products. Also, we retain certain rights to gp120, a recombinant form of the gp120 envelope glycoprotein of human immunodeficiency virus, which may serve as the basis for the development of a prophylactic HIV/AIDS vaccine. Under a license agreement entered into with VaxGen, Inc. we are responsible for supplying specified amounts of clinical quantities of gp120 and we have an option to supply additional clinical supplies. VaxGen is responsible for conducting all clinical trials necessary for worldwide product approvals. Currently, VaxGen is conducting Phase III trials with gp120. We have separate options for worldwide marketing rights and commercial supply of gp120 in the event that gp120 is approved as an AIDS vaccine.

In May 1999, we entered into a license and collaboration agreement with Aradigm Corporation to develop an advanced pulmonary delivery system for our Pulmozyme product in the United States. As part of the agreement, we agreed to provide Aradigm a loan of up to $10.4 million for development costs. As of December 31, 1999, Aradigm's outstanding loan was $2.3 million.

In November 1997, we entered into a research collaboration agreement with CuraGen Corporation, whereby we made a $5.0 million equity investment in CuraGen and agreed to provide a convertible equity loan to CuraGen of up to $26.0 million. In October 1999, CuraGen exercised its right to borrow $16.0 million. Simultaneously, with this draw down, CuraGen repaid the loan by issuing 977,636 shares of CuraGen stock valued at $16.37 per share at such issuance, or an aggregate of $16.0 million. At December 31, 1999, there were no outstanding loans to CuraGen.

In December 1997, we entered into a collaboration agreement with Alteon Inc. to develop and market pimagedine, an advanced glycosylation end-product formation inhibitor to treat kidney disease in diabetic patients, and invested $37.5 million in Alteon stock. In 1998, as a result of the decline in Alteon's stock value and the unsuccessful clinical trials with pimagedine, we wrote down $24.2 million of our investment in Alteon. In 1999, due to the continued decline of Alteon's stock value and unsuccessful negotiations with Alteon, we wrote-off our remaining $10.8 million investment in Alteon.

In December 1997, we entered into a collaboration agreement with LeukoSite, Inc. to develop and commercialize LeukoSite's LDP-02, a humanized monoclonal antibody for the potential treatment of inflammatory bowel diseases. Under the terms of the agreement, we made a $4.0 million equity investment in LeukoSite and have agreed to provide a convertible equity loan for approximately $15.0 million to fund Phase II development costs. Upon successful completion of Phase II, if LeukoSite agrees to fund 25% of Phase III development costs, we have agreed to provide a second loan to LeukoSite for such funding. As of December 31, 1999, there were no outstanding loans to LeukoSite.

On August 6, 1999, Hoffmann-La Roche announced that the preliminary results from its Phase III trial of Xubix, trademark, had not shown that Xubix was better than aspirin in preventing recurrent ischemic events in patients suffering from acute coronary syndrome. Hoffmann-La Roche has terminated its development of Xubix based on these unsuccessful results.

Distribution

We have a U.S.-based pharmaceutical marketing, sales and distribution organization. Our sales efforts are focused on specialist physicians at major medical centers in the United States. In general, our products are sold to distributors or directly to hospital pharmacies or medical centers. We utilize common pharmaceutical company marketing techniques, including advertisements, professional symposia, direct mail, public relations and other methods.

Our products are available at no charge to qualified patients under our uninsured patient programs in the United States. We have established the Genentech Endowment for Cystic Fibrosis to assist cystic fibrosis patients in the United States with obtaining Pulmozyme.

During 1999, we provided certain marketing programs relating to Activase, including comprehensive wastage replacement and expired product programs for Activase that, subject to specific conditions, provides customers the right to return Activase to us for replacement related to both patient-related product wastage and product expiration. We maintain the right to renew, modify or discontinue the above programs.

As discussed in the Notes to Consolidated Financial Statements of our 1999 Annual Report to Stockholders (Part II, Item 8 of this Form 10-K), we had four major customers, including Hoffmann-La Roche, who provided over 10% of our total revenues in at least one of the last three years. Also discussed in the note are material foreign sources of revenues in 1999, 1998 and 1997.

Raw Materials

Raw materials and supplies required for the production of our principal products are generally available in quantities adequate to meet our needs.

Proprietary Technology - Patents and Trade Secrets

We seek patents on inventions originating from our ongoing research and development activities. Patents issued or applied for cover inventions ranging from basic recombinant DNA techniques to processes relating to specific products and to the products themselves. We have either been granted patents or have patent applications pending that relate to a number of current and potential products including products licensed to others. We consider that in the aggregate our patent applications, patents and licenses under patents owned by third-parties are of material importance to our operations. Important legal issues remain to be resolved as to the extent and scope of available patent protection for biotechnology products and processes in the United States and other important markets outside of the United States. We expect that litigation will likely be necessary to determine the validity and scope of certain of our proprietary rights. We are currently involved in a number of patent lawsuits, as either a plaintiff or defendant, and administrative proceedings relating to the scope of protection of our patents and those of others. These lawsuits and proceedings may result in a significant commitment of our resources in the future. We cannot assure you that the patents we obtain or the unpatented proprietary technology we hold will afford us significant commercial protection.

In general, we have obtained licenses from various parties that we deem to be necessary or desirable for the manufacture, use or sale of our products. These licenses (both exclusive and non-exclusive) generally require us to pay royalties to the parties on product sales.

Our trademarks, Actimmune, Activase, Herceptin, Nutropin, Nutropin AQ, Nutropin Depot, Protropin, Pulmozyme, Rituxan and TNKase (licensed by Boehringer Ingelheim), in the aggregate are considered to be of material importance. All are registered in the U.S. Patent and Trademark Office and in other countries, other than Nutropin Depot and TNKase, for which applications are pending with the U.S. Patent and Trademark Office.

Our royalty income for patent licenses, know-how and other related rights amounted to $189.3 million in 1999, $229.6 million in 1998 and $241.1 million in 1997. Royalty expenses were $88.8 million in 1999, $66.3 million in 1998 and $58.9 million in 1997.

Competition

We face competition, and believe significant long-term competition can be expected, from large pharmaceutical companies and pharmaceutical divisions of chemical companies as well as biotechnology companies. This competition can be expected to become more intense as commercial applications for biotechnology products increase. Some competitors, primarily large pharmaceutical companies, have greater clinical, regulatory and marketing resources and experience than us. Many of these companies have commercial arrangements with other companies in the biotechnology industry to supplement their own research capabilities.

The introduction of new products or the development of new processes by competitors or new information about existing products may result in price reductions or product replacements, even for products protected by patents. However, we believe our competitive position is enhanced by our commitment to research leading to the discovery and development of new products and manufacturing methods. Other factors that should help us meet competition include ancillary services provided to support our products, customer service, and dissemination of technical information to prescribers of our products and to the health care community, including payers.

Over the longer term, our and our collaborators' ability to successfully market current products, expand their usage and bring new products to the marketplace will depend on many factors, including but not limited to the effectiveness and safety of the products, FDA and foreign regulatory agencies' approvals for new indications, the degree of patent protection afforded to particular products, and the effect of managed care as an important purchaser of pharmaceutical products.

Herceptin

Herceptin is the first humanized monoclonal antibody for the treatment of HER2 overexpressing metastatic breast cancer and the second United States approval in this new class of monoclonal antibody biotherapeutic cancer drugs. The first was Rituxan. We are aware of other potentially competitive biologic therapies in development.

Rituxan

Rituxan received designation as a U.S. Orphan Drug by the FDA in 1994 for the treatment of relapsed or refractory low grade or follicular, CD20-positive B-cell non-Hodgkin's lymphoma. We are aware of other potentially competitive biologic therapies in development. Coulter Pharmaceuticals, Inc., or Coulter, is expected to file a Biologics License Application, or BLA, in 2001, for a product that may compete with our product Rituxan. We are also aware of other potentially competitive biologic therapies for non-Hodgkin's lymphoma in development.

Activase

We continue to face competition in the thrombolytic market. Activase has lost market share and could lose additional market share to Centocor Inc.'s Retavase, registered trademark, either alone or in combination with the use of another Centocor product, ReoPro, registered trademark; the resulting adverse effect on sales could be material. Retavase received approval from the FDA in October 1996 for the treatment of acute myocardial infarction. In addition, the market for thrombolytic therapy has declined as there is an increasing use of mechanical reperfusion in lieu of thrombolytic therapy for the treatment of acute myocardial infarction. In July 1999, we submitted U.S. regulatory filings seeking marketing approval for our second generation t-PA, TNKase, to be used in treating heart attack patients, and we are currently waiting for regulatory clearance.

Protropin, Nutropin, Nutropin AQ and Nutropin Depot

Lilly received FDA approval in 1987 to market its growth hormone product for treatment of growth hormone inadequacy in children. Three other companies-Bio-Technology General Corporation, Novo Nordisk A/S, or Novo, and Pharmacia & Upjohn-received FDA approval in 1995 to market their growth hormone products in the United States. Bio-Technology General was preliminarily enjoined from selling its product, but it is now free to enter the market. A fifth competitor, Serono Laboratories, Inc., or Serono, received FDA approval in October 1996 to market its growth hormone product. In the first quarter of 1997, Serono, Novo and Pharmacia & Upjohn began selling their growth hormone products in the United States. On July 12, 1999, Novo announced the filing of a NDA, for Norditropin, registered trademark, SimpleXx, trademark, a liquid form of its recombinant somatropin product, seeking approval for the long-term treatment of children who have growth hormone failure due to inadequate secretion of endogenous growth hormone. In addition, three of our competitors have received approval to market their existing human growth hormone products in the United States for additional indications.

     In December 1999, we received FDA approval for Nutropin Depot, the first long-acting dosage form of recombinant growth hormone for pediatric growth hormone deficiency. We expect to launch the product in the first half of 2000. We are not aware of any competing sustained-release formulations of human growth hormone in clinical development.

Pulmozyme

Pulmozyme is used for the management of cystic fibrosis, including cystic fibrosis in children under the age of five. We are not aware of any directly competing products in development.

Stock Options Changes

In connection with the Redemption of our Special Common Stock, the following changes occurred with respect to our stock options that were outstanding as of June 30, 1999:

- Options for the purchase of approximately 13.6 million shares of Special Common Stock were canceled in accordance with the terms of the applicable stock option plans, and the holders received cash payments in the amount of $41.25 per share, less the exercise price;

- Options for the purchase of approximately 8.0 million shares of Special Common Stock were converted into options to purchase a like number of shares of Common Stock at the same exercise price; and

- Options for the purchase of approximately 9.8 million shares of Special Common Stock were canceled in accordance with the terms of our 1996 Stock Option/Stock Incentive Plan (the "1996 Plan"). With certain exceptions, we granted new options for the purchase of 2.666 times the number of shares under the previous options with an exercise price of $48.50 per share, which was the July 23, 1999 public offering price of the common stock. The number of shares that were the subject of these new options, which were issued under our 1999 Stock Plan (the "1999 Plan"), was approximately 10.0 million. Alternative arrangements were provided for certain holders of some of the unvested options under the 1996 Plan.

Of the approximately 8.0 million shares of converted options, options with respect to approximately 4.8 million shares were outstanding at December 31, 1999, all of which are currently exercisable except for options with respect to approximately 356,000 shares. These outstanding options are held by 1,850 employees; no non-employee directors hold these options.

Our board of directors and Roche, then our sole stockholder, approved the 1999 Plan on July 16, 1999. Under the 1999 Plan, we granted new options to purchase approximately 13.0 million shares (including the 10.0 million shares referred to above) of Common Stock to approximately 2,400 employees at an exercise price of $48.50 per share, with the grant of such options made effective as of July 16, 1999. Of the options to purchase these 13.0 million shares, options to purchase approximately 12.0 million shares were outstanding at December 31, 1999, of which options to purchase approximately
1.3 million shares are currently exercisable.

In connection with these stock option transactions, we recorded:

- (1) cash compensation expense of approximately $284.5 million associated with the cash-out of such stock options and (2) non-cash compensation expense of approximately $160.1 million associated with the remeasurement, for accounting purposes, of the converted options, which non-cash amount represents the difference between each applicable option exercise price and the redemption price of the Special Common Stock; and

- Over a two-year period beginning July 1, 1999, an aggregate of approximately $27.4 million of deferred cash compensation available to be earned by a limited number of employees who elected the alternative arrangements described above. As of December 31, 1999, $7.3 million of compensation expense has been recorded related to these alternative arrangements.


RELATIONSHIP WITH ROCHE

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

- Hoffmann-La Roche may exercise its option to license our products upon the occurrence of any of the following: (1) our decision to file a IND for a product, (2) completion of a Phase II trial for a product or (3) if Hoffmann-La Roche previously paid us a fee of $10 million to extend its option on a product, completion of a Phase III trial for that product;

- we agreed, in general, to manufacture for and supply to Hoffmann-La Roche its clinical requirements of our products at cost, and its commercial requirements at cost plus a margin of 20%; however, Hoffmann-La Roche will have the right to manufacture our products under certain circumstances;

- Hoffmann-La Roche has agreed to pay, for each product for which Hoffmann-La Roche exercises its option upon either a decision to file a IND with the FDA or completion of the Phase II trials, a royalty of 12.5% on the first $100 million on its aggregate sales of that product and thereafter a royalty of 15% on its aggregate sales of that product in excess of $100 million until the later in each country of the expiration of our last relevant patent or 25 years from the first commercial introduction of that product; and

- Hoffmann-La Roche will pay, for each product for which Hoffmann-La Roche exercises its option after completion of the Phase III trials, a royalty of 15% on its sales of that product until the later in each country of the expiration of our relevant patent or 25 years from the first commercial introduction of that product; however, $5 million of any option extension fee paid by Hoffmann-La Roche will be credited against royalties payable to us in the first calendar year of sales by Hoffmann-La Roche in which aggregate sales of that product exceed $100 million.

Tax Sharing Agreement

Since the redemption of our Special Common Stock, and until Roche completed its public offering of our Common Stock in October 1999, we were included in Roche's U.S. federal consolidated income tax group. Accordingly, we entered into a tax sharing agreement with Roche, pursuant which, we and Roche are to make payments such that the net amount paid by us on account of consolidated or combined income taxes is determined as if we had filed separate, stand-alone federal, state and local income tax returns as the common parent of an affiliated group of corporations filing consolidated or combined federal, state and local returns.

     Effective with the consummation of the second public offering on October 26, 1999, we ceased to be a member of the consolidated federal income tax group (and certain consolidated or combined state and local income tax groups) of which Roche is the common parent. Accordingly, our tax sharing agreement with Roche now pertains only to the state and local tax returns in which we will be consolidated or combined with Roche. We will continue to calculate our tax liability or refund with Roche for these state and local jurisdictions as if we were a stand-alone entity.

Roche's Right to Maintain its Percentage Ownership Interest in Our Stock

We expect from time to time to issue additional shares of common stock in connection with our stock option and stock purchase plans, and we may issue additional shares for other purposes. The affiliation agreement requires us to, among other things, establish a stock repurchase program designed to maintain Roche's percentage ownership interest in our common stock. In addition, Roche will have a continuing option to buy stock from us at prevailing market prices to maintain its percentage ownership interest. To ensure that, with respect to any issuance of common stock by us in the future, the percentage of our common stock owned by Roche immediately after such issuance will be no lower than Roche's lowest percentage ownership of our common stock at any time after the offering of common stock occurring in July 1999 and prior to the time of such issuance, except that we may issue shares up to an amount that would cause Roche's lowest percentage ownership to be no more than 2% below the "Minimum Percentage." The Minimum Percentage equals the lowest number of shares of our common stock owned by Roche since the July 1999 offering (to be adjusted in the future for dispositions of shares of our common stock by Roche) divided by 254,597,176 (to be adjusted in the future for stock splits or stock combinations), which is the number of shares of our Common Stock outstanding at the time of the July 1999 offering adjusted for the two-for-one split of our common stock in November 1999. As long as Roche's percentage ownership is greater than 50%, prior to issuing any shares, we must repurchase a sufficient number of shares of our common stock to ensure that, immediately after our issuance of shares, Roche's percentage ownership will be greater than 50%. We have also agreed, upon Roche's request, to repurchase shares of our common stock to increase Roche's ownership to the Minimum Percentage. In addition, Roche has a continuing option to buy stock from us at prevailing market prices to maintain its percentage ownership interest. Roche owned approximately 66.1% of our common stock at December 31, 1999.


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

- the potential introduction of new products and additional indications for existing products in 2000 and beyond; and

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

Roche, Our Controlling Stockholder, May Have Interests That Are Adverse to Other Stockholders

As our majority stockholder, Roche controls the outcome of actions requiring the approval of our stockholders. Our bylaws provide, among other things, that the composition of our board of directors shall consist of two Roche directors, three independent directors nominated by a nominating committee and one Genentech employee nominated by the nominating committee. As long as Roche owns in excess of 50% of our Common Stock, Roche directors will comprise two of the three members of the nominating committee. However, at any time until Roche owns less than 5% of our stock, Roche will have the right to obtain proportional representation on our board. Roche intends to continue to allow our current management to conduct our business and operations as we have done in the past. However, we cannot assure you that Roche will not institute a new business plan in the future. The interests of Roche may conflict with the interests of other holders of Common Stock. You should also read "Relationship with Roche" above for further information.

The affiliation agreement between us and Roche requires the approval of the directors designated by Roche to make any acquisition or any sale or disposal of all or a portion of our business representing 10% or more of our assets, net income or revenues. Moreover, the affiliation agreement also contains provisions that are designed to enable Roche to maintain a certain percentage ownership interest in our Common Stock. These provisions may have the effect of limiting our ability to make acquisitions. The affiliation agreement requires us to, among other things, establish a stock repurchase program designed to maintain Roche's percentage ownership interest in our Common Stock. While the dollar amounts associated with these future purchases cannot currently be estimated, such stock repurchases could have a material adverse impact on our liquidity. For more information, see above "Relationship with Roche - Roche's Right to Maintain its Percentage Ownership Interest in Our Stock."

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

We Depend on Skilled Personnel and Key Relationships

The success of our business depends, in large part, on our continued ability to attract and retain highly qualified management, scientific, manufacturing and sales and marketing personnel, and on our ability to develop and maintain important relationships with leading research institutions and key distributors. Competition for such personnel and relationships is intense. In connection with the redemption of our Special Common Stock, two of our existing employee stock option plans terminated and a number of employee options, including many of those held by senior management, were canceled.
We have issued new employee stock options to attract and retain employees. However, certain provisions of our affiliation agreement with Roche are designed to enable Roche to maintain its percentage ownership interest in our Common Stock, which may limit our flexibility as to the number of shares we are able to grant under our stock option plans. We cannot assure you that we will be able to attract or retain such personnel or maintain such relationships. You should read "Roche's Right to Maintain its Percentage Ownership Interest on our Stock" above.

We Face Growing and New Competition

We face growing competition in two of our therapeutic markets and expect new competition in a third market. First, in the thrombolytic market, Activase has lost market share and could lose additional market share to Centocor's Retavase, either alone or in combination with the use of another Centocor product, ReoPro, (abciximab); the resulting adverse effect on sales could be material. Retavase received approval from the FDA in October 1996 for the treatment of acute myocardial infarction. There is also an increasing use of mechanical reperfusion in lieu of thrombolytic therapy for the treatment of acute myocardial infarction, which we expect to continue.

Second, in the growth hormone market, we continue to face increased competition from four other companies with growth hormone products. One additional company had been preliminarily enjoined from selling its product, but it is now free to enter the market. As a result of this competition, we have experienced a loss in new patient market share. The four competitors have also received approval to market their existing human growth hormone products for additional indications. As a result of this competition, our sales of Protropin, Nutropin and Nutropin AQ may decline, perhaps significantly.

Third, in the non-Hodgkin's lymphoma market, Coulter has filed a BLA, for a product that may compete with our product Rituxan. We are also aware of other potentially competitive biologic therapies for non-Hodgkin's lymphoma in development.

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

In Connection with the Redemption of Our Special Common Stock We Recorded Substantial Goodwill and Other Intangibles, the Amortization of Which Will Adversely Affect Our Earnings

As a result of the redemption of our Special Common Stock, Roche owned all of our outstanding stock. Consequently, push-down accounting under generally accepted accounting principles was required. Push-down accounting required us to establish a new accounting basis for our assets and liabilities, based on Roche's cost in acquiring all of our stock. In other words, Roche's cost of acquiring Genentech was "pushed down" to us and reflected in our financial statements. Push-down accounting required us to record goodwill and other intangible assets of approximately $1,706.0 million and $1,499.0 million, respectively, during the second quarter of 1999. The amortization of this goodwill and other intangible assets will have a significant negative impact on our financial results in future years. In addition, we will continuously evaluate whether events and circumstances have occurred that indicate the remaining balance of this and other intangible assets may not be recoverable. When factors indicate that assets should be evaluated for possible impairment, we may be required to reduce the carrying value of our intangible assets, which could have a material adverse effect on our financial condition and results of operations during the periods in which such a reduction is recognized. For more information about push-down accounting, see the "Redemption of Our Special Common Stock" note in the Notes to Consolidated Financial Statements.

Our Royalty and Contract Revenues Could Decline

Royalty and contract revenues in future periods could vary significantly. Major factors affecting these revenues include, but are not limited to:

- Hoffmann-La Roche's decisions whether to exercise its options and option extensions to develop and sell our future products in non-U.S. markets and the timing and amount of any related development cost reimbursements;

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

Accordingly, the breadth of claims allowed in these companies' patents cannot be predicted. Patent disputes are frequent and can preclude commercialization of products. We have in the past been, are currently, and may in the future be involved in material patent litigation. Patent litigation is costly in its own right and could subject us to significant liabilities to third-parties and, if decided adversely, we may need to obtain third-party licenses at a material cost or cease using the technology or product in dispute. The presence of patents or other proprietary rights belonging to other parties may lead to the termination of the research and development of a particular product. We believe that we have strong patent protection or the potential for strong patent protection for a number of our products that generate sales and royalty revenue or that we are developing. However, the courts will determine the ultimate strength of patent protection of our products and those on which we earn royalties. You should read the "Legal Proceedings" note below and the "Leases, Commitments and Contingencies" note in the Notes to Consolidated Financial Statements.

We May Incur Material Litigation Costs

We are subject to legal proceedings, including those matters described in the "Legal Proceedings" note below and the "Leases, Commitments and Contingencies" note in the Notes to Consolidated Financial Statements. Litigation to which we are currently or have been subject relates to, among other things, our patent and intellectual property rights, licensing arrangements with other persons, product liability and financing activities. We cannot predict with certainty the eventual outcome of pending litigation, and we could be required to incur substantial expense in defending these lawsuits. We have in the past taken substantial special charges relating to certain litigations, including special charges of $230.0 million in 1999.

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

A Variety of Factors Could Affect Our Liquidity

We believe that our cash, cash equivalents and short-term investments, together with funds provided by operations and leasing arrangements, will be sufficient to meet our foreseeable operating cash requirements. In addition, we believe we could access additional funds from the debt and, under certain circumstances, capital markets. Factors that could negatively affect our cash position include, but are not limited to, future levels of our product sales, royalty and contract revenues, expenses, in-licensing activities, including the timing and amount of related development funding or milestone payments, acquisitions, capital expenditures and the amount of any stock repurchased under any stock repurchase program. The affiliation agreement with Roche requires us to, among other things, establish a stock repurchase program designed to maintain Roche's percentage ownership interest in our Common Stock. While the dollar amounts associated with these future purchases cannot currently be estimated, such stock repurchases could have a material adverse impact on our liquidity. You should read "Roche's Right to Maintain its Percentage Ownership Interest in our Stock" above.

We Are Subject to a Tax Sharing Agreement with Roche, and a Variety of Factors Could Affect Our Income Tax Rate

Since the redemption of our Special Common Stock, and until Roche completed its public offering of our Common Stock in October 1999, we were included in Roche's U.S. federal consolidated income tax group. Accordingly, we entered into a tax sharing agreement with Roche, pursuant which, we and Roche are to make payments such that the net amount paid by us on account of consolidated or combined income taxes is determined as if we had filed separate, stand-alone federal, state and local income tax returns as the common parent of an affiliated group of corporations filing consolidated or combined federal, state and local returns.

     Effective with the consummation of the second public offering on October 26, 1999, we ceased to be a member of the consolidated federal income tax group (and certain consolidated or combined state and local income tax groups) of which Roche is the common parent. Accordingly, our tax sharing agreement with Roche now pertains only to the state and local tax returns in which we will be consolidated or combined with Roche. We will continue to calculate our tax liability or refund with Roche for these state and local jurisdictions as if we were a stand-alone entity.

     Our effective tax rate increased in 1999 from 1998 as a result of non-deductible goodwill amortization, a charge for in-process research and development and legal settlements. Beyond 1999, the current effective tax rate will increase due to goodwill amortization. In addition, our effective tax rate is dependent upon several other factors including, but not limited to, changes in tax laws and rates, interpretation of existing tax laws, future levels of research and development spending, the outcome of clinical trials of certain development products, our success in commercializing such products, and potential competition regarding the products and non-deductible items.

We May Lose Revenue or Incur Significant Costs if Year 2000 Compliance Issues Are Not Properly Addressed

We use and rely on a wide variety of information technologies, computer systems and scientific and manufacturing equipment containing computer-related components (such as programmable logic controllers and other embedded systems). Some of our older computer software programs and equipment were unable to distinguish between the year 1900 and the year 2000, potentially causing those software programs and equipment to misinterpret dates after January 1, 2000.

We have had a Year 2000 Project in place to address potential problems with our business critical systems and equipment resulting from this issue and, as of December 31, 1999, all phases of this project were essentially complete. To date, we have not experienced any significant Year 2000 related problems.

It is possible that we may experience Year 2000 related problems in the future, particularly with our non-business critical systems, which may result in failures or miscalculations resulting in inaccuracies in computer output or disruptions of operations. However, we believe that the Year 2000 issue will not pose significant operational problems for our business critical computer systems and equipment.

The financial impact of future remediation activities that may become necessary, if any, cannot be known precisely at this time, but it is not expected to be material.

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

The estimated exposures discussed below are intended to measure the maximum amount we could lose from adverse market movements in interest rates, foreign currency exchange rates and equity investment prices, given a specified confidence level, over a given period of time. Loss is defined in the value at risk estimation as fair market value loss. The exposures to interest rate, foreign currency exchange rate and equity investment price changes are calculated based on proprietary modeling techniques from a Monte Carlo simulation value at risk model using a 30-day holding period and a 95% confidence level. The value at risk model assumes non-linear financial returns and generates potential paths various market prices could take and tracks the hypothetical performance of a portfolio under each scenario to approximate its financial return. The value at risk model takes into account correlations and diversification across market factors, including interest rates, foreign currencies and equity prices. Market volatilities and correlations are based on J.P. Morgan Riskmetrics, trademark, dataset as of December 31, 1999.

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

Based on our overall interest rate exposure at December 31, 1999, and at December 31, 1998, including derivative and other interest rate sensitive instruments, a near-term change in interest rates, within a 95% confidence level based on historical interest rate movements would not materially affect the fair value of interest rate sensitive instruments.

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

To mitigate this risk, we hedge certain of our anticipated revenues by purchasing option contracts with expiration dates and amounts of currency that are based on 25% to 90% of probable future revenues so that the potential adverse impact of movements in currency exchange rates on the non-dollar denominated revenues will be at least partly offset by an associated increase in the value of the option. Currently, the duration of these options is generally one to three years. We may also enter into foreign currency forward contracts to lock in the dollar value of a portion of these anticipated revenues. To hedge the non-dollar denominated investments in the portfolio, we enter into forward contracts.

Based on our overall currency rate exposure at December 31, 1999, and at December 31, 1998, including derivative and other foreign currency sensitive instruments, a near-term change in currency rates within a 95% confidence level based on historical currency rate movements would not materially affect the fair value of foreign currency sensitive instruments.

Our Investments in Equity Securities Are Subject to Market Risks

As part of our strategic alliance efforts, we invest in equity instruments of biotechnology companies. These investments are subject to fluctuations from market value changes in stock prices. To mitigate this risk, certain equity securities are hedged with costless collars. A costless collar is a purchased put option and a written call option in which the cost of the purchased put and the proceeds of the written call offset each other; therefore, there is no initial cost or cash outflow for these instruments at the time of purchase. The purchased put protects us from a decline in the market value of the security below a certain minimum level (the put "strike" level); while the call effectively limits our potential to benefit from an increase in the market value of the security above a certain maximum level (the call "strike" level). In addition, as part of our strategic alliance efforts, we hold dividend-bearing convertible preferred stock and have made interest-bearing loans that are convertible into the equity securities of the debtor.

Based on our overall exposure to fluctuations from market value changes in marketable equity prices at December 31, 1999, a near-term change in equity prices within a 95% confidence level based on historic volatilities could result in a potential loss in fair value of the equity securities portfolio of $43.2 million. However, the change in 1999 has resulted in a material benefit to our consolidated financial statements. On December 31, 1998, we estimated that the potential loss in fair value of the equity securities portfolio was $10.6 million.

New Accounting Standards Could Impact Our Financial Position and Results of Operations

In July 1999, the Financial Accounting Standards Board announced the delay of the effective date of Statement of Financial Accounting Standards 133, or FAS 133, "Accounting for Derivative Instruments and Hedging Activities," for one year, to the first quarter of 2001.

FAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires companies to recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting under FAS 133. The impact of FAS 133 on our financial position and results of operations is not expected to be material.

We Are Exposed to Credit Risk of Counterparties

We could be exposed to losses related to the financial instruments described above under "We are Exposed to Market Risk" should one of our counterparties default. We attempt to mitigate this risk through credit monitoring procedures.

Government Regulation

Regulation by governmental authorities in the United States and other countries is a significant factor in the manufacture and marketing of our products and in ongoing research and product development activities. All of our products require regulatory approval by governmental agencies prior to commercialization. In particular, our products are subject to rigorous preclinical and clinical testing and other premarket approval requirements by the FDA and regulatory authorities in other countries. Various statutes and regulations also govern or influence the manufacturing, safety, labeling, storage, record keeping and marketing of such products. The lengthy process of seeking these approvals, and the subsequent compliance with applicable statutes and regulations, require the expenditure of substantial resources. We believe that we are currently in compliance with such statutes and regulations. Any failure by us to obtain, or any delay in obtaining, regulatory approvals could materially adversely affect our business.

The activities required before a pharmaceutical product may be marketed in the United States begin with preclinical testing. Preclinical tests include laboratory evaluation of product chemistry and animal studies to assess the potential safety and efficacy of the product and its formulations. The results of these studies must be submitted to the FDA as part of an IND application, which must be reviewed by the FDA before proposed clinical testing can begin. Typically, clinical testing involves a three-phase process. In Phase I, clinical trials are conducted with a small number of subjects to determine the early safety profile and the pattern of drug distribution and metabolism. In Phase II, clinical trials are conducted with groups of patients afflicted with a specified disease in order to provide enough data to statistically evaluate the preliminary efficacy, optimal dosages and expanded evidence of safety. In Phase III, large scale, multicenter, comparative clinical trials are conducted with patients afflicted with a target disease in order to provide enough data to statistically evaluate the efficacy and safety of the product, as required by the FDA. The results of the preclinical and clinical testing of a chemical pharmaceutical product are then submitted to the FDA in the form of a NDA, or for a biological pharmaceutical product in the form of a BLA, for approval to commence commercial sales. In responding to a NDA or a BLA, the FDA may grant marketing approval, request additional information or deny the application if it determines that the application does not provide an adequate basis for approval. We can not assure you that any approval required by the FDA will be obtained on a timely basis, if at all.

Among the conditions for a NDA or a BLA approval is the requirement that the prospective manufacturer's quality control and manufacturing procedures conform on an ongoing basis with Good Manufacturing Practices, or GMP.
Before approval of the BLA, the FDA will perform a prelicensing inspection of the facility to determine its compliance with GMP and other rules and regulations. In complying with GMP, manufacturers must continue to expend time, money and effort in the area of production and quality control to ensure full compliance. After the establishment is licensed for the manufacture of any product, manufacturers are subject to periodic inspections by the FDA.

The requirements that we must satisfy to obtain regulatory approval by governmental agencies in other countries prior to commercialization of our products in such countries can be as rigorous, costly and uncertain.

We are also subject to various laws and regulations relating to safe working conditions, laboratory and manufacturing practices, the experimental use of animals and the use and disposal of hazardous or potentially hazardous substances, including radioactive compounds and infectious disease agents, used in connection with our research. We believe we are currently in compliance with all these laws and regulations. The extent of governmental regulation that might result from any legislative or administrative action cannot be accurately predicted.

The levels of revenues and profitability of biopharmaceutical companies may be affected by the continuing efforts of government and third party payers to contain or reduce the costs of health care through various means. For example, in certain foreign markets pricing or profitability of therapeutic and other pharmaceutical products is subject to governmental control. In the United States there have been, and we expect that there will continue to be, a number of federal and state proposals to implement similar governmental control. While we cannot predict whether any such legislative or regulatory proposals will be adopted, the adoption of such proposals could have a material adverse effect on our business, financial condition and profitability. In addition, in the United States and elsewhere, sales of therapeutic and other pharmaceutical products are dependent in part on the availability of reimbursement to the consumer from third party payers, such as government and private insurance plans. Third party payers are increasingly challenging the prices charged for medical products and services. We cannot assure you that any of our products will be considered cost effective and that reimbursement to the consumer will be available or will be sufficient to allow us to sell our products on a competitive and profitable basis.

Research and Development

A major portion of our operating expenses to date are related to the research and development of products either on our own behalf or under contracts. During 1999, 1998 and 1997, our research and development expenses were $367.3 million, $396.2 million and $470.9 million, respectively.

Our research and development efforts have been the primary source of our products. We intend to maintain our strong commitment to research and development as an essential component of our product development effort. Licensed technology developed by outside parties is an additional source of potential products.

Human Resources

As of December 31, 1999, we had 3,883 employees.

Environment

We seek to comply with all applicable statutory and administrative requirements concerning environmental quality. We have made, and will continue to make, expenditures for environmental compliance and protection. Expenditures for compliance with environmental laws have not had and are not expected to have a material effect on our capital expenditures, results of operation, financial position or competitive position.


ITEM 2.   PROPERTIES

Our primary facilities are located in a research and industrial park in South San Francisco, California in both leased and owned properties. We currently occupy twenty-five buildings for our research and development, manufacturing, marketing and administrative activities. Fourteen of the buildings are owned property and eleven are leased. We have made and continue to make improvements to these properties to accommodate our growth. In addition, we own approximately seventeen acres adjacent to our current facilities that may be used for future expansion. In 1995, we began development of a new manufacturing facility of approximately 300,000 square feet in Vacaville, California under an operating lease arrangement. The facility is operational and we expect to gain licensure by the second quarter of 2000. We also have leases for certain additional office facilities in several locations in the United States.

We believe our facilities are in good operating condition and that the real property owned or leased, combined with the new Vacaville site, (currently awaiting FDA licensure), are adequate for all present and near term uses. Additional manufacturing capacity may be added in the South San Francisco or on the Vacaville site dependent on the success of products in clinical trials. We believe any additional facilities could be obtained or constructed with our capital resources.


ITEM 3.   LEGAL PROCEEDINGS

We are a party to various legal proceedings, including patent infringement litigation relating to our human growth hormone products and antibody products, licensing and contract disputes, and other matters.

In 1990 and 1997, the Regents of the University of California, or UC, filed patent infringement lawsuits against Genentech, alleging that the manufacture, use, and sale of our Protropin and Nutropin human growth hormone products infringe a patent known as the "Goodman patent" that is owned by UC. On November 19, 1999, we and UC announced a proposed settlement of those lawsuits, and on or about December 17, 1999, the parties entered into a definitive written agreement on the terms of the settlement. Under the terms of the settlement, Genentech agreed to pay UC $150 million and agreed to make a contribution in the amount of $50 million toward construction of the first biological sciences research building at the University of California, San Francisco Mission Bay campus, and Genentech and UC granted certain releases to one another and dismissed with prejudice the 1990 and 1997 patent infringement lawsuits and related appeals. Such amounts were included in other liabilities at December 31, 1999. The settlement resolves all outstanding litigation between Genentech and UC relating to our growth hormone products.

On May 28, 1999, Glaxo Wellcome Inc. filed a patent infringement lawsuit against us in the U.S. District Court in Delaware. The suit asserts that we infringe four U.S. patents owned by Glaxo Wellcome. Two of the patents relate to the use of specific kinds of monoclonal antibodies for the treatment of human disease, including cancer. The other two patents asserted against us relate to preparations of specific kinds of monoclonal antibodies which are made more stable and the methods by which such preparations are made. We have been served with the complaint. The complaint fails to specify which of our products or methods of manufacture are allegedly infringing the four patents at issue. However, we believe that the suit relates to the manufacture, use and sale of our Herceptin and Rituxan antibody products. On July 19, 1999, we filed our answer to Glaxo Wellcome's complaint, and in our answer we also stated counterclaims against Glaxo Wellcome. The judge has scheduled the trial of this suit to begin January 29, 2001. On or about January 10, 2000, Glaxo filed a request with the Court to add additional patent infringement claims to the suit under Glaxo's U.S. Patent No. 5,633,162. We intend to oppose that request; the Court has not yet made a decision whether to grant Glaxo's request.

We and the City of Hope Medical Center are parties to a 1976 agreement relating to work conducted by two City of Hope employees, Arthur Riggs and Keiichi Itakura, and patents that resulted from that work, which are referred to as the "Riggs/Itakura Patents." Since that time, Genentech has entered into license agreements with various companies to make, use and sell the products covered by the Riggs/Itakura Patents. On August 13, 1999 the City of Hope filed a complaint against us in the Superior Court in Los Angeles County, California alleging that we owe royalties to the City of Hope in connection with these license agreements, as well as product license agreements that involve the grant of licenses under the Riggs/Itakura Patents. The complaint states claims for declaratory relief, breach of contract, breach of implied covenant of good faith and fair dealing, and breach of fiduciary duty. On December 15, 1999, we filed our answer to the City of Hope's complaint. The judge has scheduled the trial of this suit to begin February 5, 2001.

     On December 1, 1994, Genentech filed suit against Bio-Technology General Corporation, or BTG, in the United States District Court in Delaware charging BTG with infringement of two Genentech patents applicable to its human growth hormone product. On February 28, 1995, Genentech filed an Amended Complaint against BTG alleging infringement of an additional Genentech patent. On January 6, 1995, BTG filed suit against Genentech in the United States District Court for the Southern District of New York seeking declaratory judgements that those patents and another Genentech patent are invalid and not infringed by BTG. Genentech's suit in Delaware was then transferred to New York and consolidated with BTG's suit there.

     At the time of filing its suit and thereafter, BTG alleged various antitrust, abuse of process, civil rights, malicious prosecution, and unfair competition claims against Genentech. All of those claims were dismissed by the District Court.

     On August 10, 1995, the District Court issued a preliminary injunction which prohibited BTG, pending the Court's final determination of the action, from importing, making, using, selling, offering for sale or distributing in the United States BTG's human growth hormone products except for certain ongoing FDA approved clinical trials. BTG filed an appeal from the District Court's issuance of the preliminary injunction to the United States Court of Appeals for the Federal Circuit. On April 8, 1996, the Federal Circuit affirmed the preliminary injunction granted by the District Court. On May 20, 1996, the Federal Circuit denied BTG's petition for rehearing, and on October 7, 1996, the United States Supreme Court declined to review the case.

     In 1999, the case was transferred to a different judge of the District Court for further proceedings. A jury trial of BTG's patent invalidity claim began on January 10, 2000. On January 18, 2000, the jury returned a verdict in Genentech's favor on a certain factual issue underlying BTG's invalidity claim, but the judge nevertheless entered judgement in favor of BTG and lifted the preliminary injunction that had been in effect against BTG since 1995. Genentech intends to promptly file a request with the Federal Circuit for the injunction to be reinstated pending appeal and for an expedited appeal. In the event that the injunction is not reinstated or if Genentech's appeal is not successful, BTG could enter the United States market with its human growth hormone product.

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

     In addition to the above, in April 1999, we agreed to pay $50 million to settle a federal investigation relating to our past clinical, sales and marketing activities associated with human growth hormone.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.



                                GENENTECH, INC.

                              EXECUTIVE OFFICERS

The executive officers of the Company and their respective ages (ages as of December 31, 1999) and positions with the Company are as follows:


Name                                     Age    Position
--------------------------------------   ---    -----------------------------------------
Arthur D. Levinson, Ph.D.                 49    Chairman and Chief Executive Officer
Louis J. Lavigne, Jr.                     51    Executive Vice President and
                                                  Chief Financial Officer
Susan D. Desmond-Hellmann, M.D., M.P.H.   42    Executive Vice President-Development and
                                                  Product Operations, Chief Medical Officer
Dennis J. Henner, Ph.D.                   48    Senior Vice President-Research
Judith A. Heyboer                         50    Senior Vice President-Human Resources
Stephen G. Juelsgaard                     51    Senior Vice President-General Counsel and
                                                  Secretary
James P. Panek                            46    Senior Vice President-Product Operations
W. Robert Arathoon, Ph.D.                 47    Vice President-Process Sciences
Joffre B. Baker, Ph.D.                    52    Vice President-Research Discovery
J. Joseph Barta                           52    Vice President-Quality
Stephen G. Dilly, M.D., Ph.D.             40    Vice President-Medical Affairs
David Ebersman                            30    Vice President-Product Development
Robert L. Garnick, Ph.D.                  50    Vice President-Regulatory Affairs
Paula M. Jardieu, Ph.D.                   49    Vice President-Pharmacological Sciences
Sean A. Johnston, Ph.D.                   41    Vice President-Intellectual Property
Cynthia J. Ladd                           44    Vice President-Corporate Law and
                                                  Assistant Secretary
Laura Leber                               37    Vice President-Corporate Communications
Walter K. Moore                           48    Vice President-Government Affairs
Diane L. Parks                            47    Vice President-Marketing
Kimberly J. Popovits                      41    Vice President-Sales
Nicholas J. Simon                         45    Vice President-Business and
                                                  Corporate Development
Daniel S. Sulzbach, Ph.D.                 50    Vice President-Information Resources
John M. Whiting                           44    Controller and Chief Accounting Officer


All officers are elected annually by the Board of Directors. There is no family relationship between or among any of the officers or directors.

Business Experience

Arthur D. Levinson, Ph.D. was appointed Chairman of the Board in June 1999 and President and Chief Executive Officer of Genentech in July 1995. He previously served as Senior Vice President of Genentech from January 1993. Dr. Levinson has held various other positions, including Vice President, Research, Vice President, Research Technology, Director, Cell Genetics Department and Staff Scientist subsequent to joining Genentech in May 1980 as a Senior Scientist.

Louis J. Lavigne, Jr. was appointed Executive Vice President of Genentech in March 1997 and Chief Financial Officer in August 1988. He previously served as Senior Vice President from July 1994 to March 1997 and as Vice President from July 1986 to July 1994. Mr. Lavigne joined Genentech in July 1982 from Pennwalt Corporation and became Controller in May 1983 and an officer of Genentech in February 1984.

Susan D. Desmond-Hellmann, M.D., M.P.H. was appointed Executive Vice President, Development and Product Operations in September 1999. She has served as Chief Medical Officer since December 1996. She previously served as Senior Vice President, Development from December 1997 until September 1999, among other positions, since joining Genentech in March 1995 as a Clinical Scientist. Prior to joining Genentech, she held the positions of Associate Director at Bristol-Myers Squibb from February 1993 to February 1995 and Medical Oncologist at Lexington Oncology Associates from June 1992 to February 1993.

Dennis J. Henner, Ph.D. was appointed Senior Vice President, Research in May 1998. He previously served as Vice President, Research from April 1996 to May 1998, Vice President, Research Technology from July 1994 to April 1996, and as Senior Director, Research Technology from December 1990 to July 1994 and was Director and Senior Scientist, Cell Genetics Department from May 1990 to December 1990. He joined Genentech in 1981, as a Scientist in Research from Scripps Clinic and Research Foundation.

Judith A. Heyboer joined Genentech as Senior Vice President, Human Resources in August 1996. Prior to joining Genentech, she held the positions of Vice President, Employee Relations and Senior Vice President at Acuson Corporation from October 1983 to July 1996.

Stephen G. Juelsgaard was appointed Senior Vice President in April 1998, Vice President and General Counsel in July 1994 and Secretary in April 1997. He joined Genentech in July 1985 as Corporate Counsel and subsequently served as Senior Corporate Counsel from 1988 to 1990, Chief Corporate Counsel from 1990 to 1993, Vice President, Corporate Law from 1993 to 1994, and Assistant Secretary from 1994 to 1997.

James P. Panek was appointed Senior Vice President, Product Operations in August 1999. He previously served as Vice President, Manufacturing, Engineering and Facilities from July 1997 to August 1999, Vice President, Engineering and Facilities from July 1993 to July 1997 and Senior Director, Engineering and Facilities from July 1991 to July 1993.

W. Robert Arathoon, Ph.D. was appointed Vice President, Process Sciences in April 1996. He previously served as Senior Director, Process Sciences from November 1994 to April 1996, among other positions, since joining Genentech in 1983 from The Wellcome Foundation.

Joffre B. Baker, Ph.D. was appointed Vice President, Research Discovery in February 1997. He previously served as Senior Director, Process Science from November 1994 to April 1996 among other positions since joining Genentech in 1983 from The Wellcome Foundation.

J. Joseph Barta was appointed Vice President, Quality in October 1998. He previously served as Senior Director, Quality from March to October 1998, Senior Director, Quality Assurance from January 1994 to February 1998, Senior Director, Pharmaceutical Manufacturing from September to December 1993, Director, Pharmaceutical Manufacturing from September 1989 to August 1993, and Associate Director, Validation and Technical Services from June to September 1989. He joined Genentech in March 1988 as Manager, Validation.

Stephen G. Dilly, M.D., Ph.D. joined Genentech as Vice President, Medical Affairs in December 1998. Prior to joining Genentech he held various positions with SmithKline Beecham Pharmaceuticals from August 1988, including Director and Vice President Neurosciences Therapeutic Unit from December 1996 to December 1998, Director and Vice President CardioPulmonary Therapeutic Team from December 1994 to December 1996 and Group Director Neurosciences Therapeutic Unit from April 1993 to December 1994.

David Ebersman was appointed Vice President, Product Development in February 1999. He joined Genentech in February 1994 as a Business Development Analyst and subsequently served as Manager, Business Development from February 1995 to February 1996, Director, Business Development from February 1996 to March 1998 and Senior Director, Product Development from March 1998 to February 1999. Prior to joining Genentech, he held the position of Research Analyst at Oppenheimer & Company, Inc. beginning in 1991.

Robert L. Garnick, Ph.D. was appointed Vice President, Regulatory Affairs in February 1998. He previously served as Vice President, Quality from April 1994, Senior Director, Quality Control from 1990 to 1994 and Director, Quality Control from 1988 to 1990. He joined Genentech in August 1984 from Armour Pharmaceutical, where he worked from 1980.

Paula M. Jardieu, Ph.D. was appointed Vice President, Pharmacological Sciences in February 1997. She previously served as Senior Director, Pharmacological Sciences from 1996 to February 1997, Staff Scientist from 1992 to 1996, Senior Scientist from 1989 to 1992 and Scientist from 1986 to 1989.

Sean A. Johnston, Ph.D. was appointed Vice President, Intellectual Property in June 1998. He joined Genentech in October 1990 as Patent Counsel and subsequently served as Senior Patent Counsel from October 1993 to October 1995, Senior Patent Counsel and Manager of Patent Litigation from October 1995 to April 1998, and Associate General Counsel, Patent Law from April 1998 to June 1998. Prior to joining Genentech, he served as a Law Clerk at the United States District Court for the Central District of California from September 1989 to September 1990 and was a Research Scientist at International Genetic Engineering, Inc. from December 1984 to August 1986.

Cynthia J. Ladd was appointed Vice President, Corporate Law in February 1996 and Assistant Secretary in April 1997. She joined Genentech in 1989 as Corporate Counsel and subsequently served as Senior Corporate Counsel from November 1990 to June 1993 and Chief Corporate Counsel from June 1993 to February 1996.

Laura Leber was appointed Vice President, Corporate Communications in August 1999. She joined Genentech in 1992 as Director of Corporate Communications, and previously served as Senior Director of Corporate Communications from January 1996 to August 1999. Prior to joining Genentech, Ms. Leber was an Associate Director of Corporate Communications at G.D. Searle and Co., a division of Monsanto Company.

Walter K. Moore was appointed Vice President, Government Affairs in May 1998. He joined Genentech in September 1993 as Senior Director of Government Affairs. Prior to joining Genentech, Mr. Moore served as Manager of Governmental Relations at Eli Lilly and Company.

Diane L. Parks joined Genentech as Vice President, Marketing in June 1999. Prior to joining Genentech, she held various positions with Marion Laboratories (formerly, Marion Merrell Dow and Hoeschst Marion Roussel) from 1982, including Vice President, Marketing from March 1998 to June 1999, Group Product Director, Respiratory and Metabolism from November 1994 to March 1998 and Director, U.S. Commercial Development from July 1993 to November 1994.

Kimberly J. Popovits was appointed Vice President, Sales in October 1994. She previously served as Director, Field Sales from January 1993 to October 1994 and Regional Manager, Northeast Region from October 1989 to January 1993. Prior to joining Genentech in November 1987, she served as Division Manager, Southeast Region for American Critical Care, a Division of American Hospital Supply.

Nicholas J. Simon was appointed Vice President of Business and Corporate Development in December 1995. He previously served as Vice President of Business Development from December 1994 to December 1995, and was Senior Director of Business Development from December 1993 to December 1994. He joined Genentech in 1989 as Director of Business Development from Xoma Corporation.

Daniel S. Sulzbach, Ph.D. was appointed Vice President, Information Resources in September 1999. He joined Genentech in March 1994 as Director of Scientific Computing and subsequently served as Head and Senior Director of Information Resources from March 1998 to September 1999. Prior to joining Genentech, he served as Executive Director of the San Diego Supercomputer Center from August 1985 to March 1994.

John M. Whiting was appointed Controller and Chief Accounting Officer in October 1997. He previously served as Director, Financial Planning and Analysis from January 1997 to October 1997, Director, Operations, Financial Planning and Analysis from December 1996 to January 1997, Associate Director, Operations, Financial Planning and Analysis from March 1996 to December 1996, Plant Controller from April 1993 to March 1996, and Group Controller from July 1991 to April 1993.



                                    PART II


ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
           MATTERS

     The section labeled "Redemption of our Special Common Stock," Stock Split," and footnotes labeled "Relationship with Roche Holdings, Inc.," "Roche's Right to Maintain its Percentage Ownership Interest in Our Stock" and "Capital Stock" in the Notes to Consolidated Financial Statements of our 1999 Annual Report to Stockholders are incorporated herein by reference.


ITEM 6.   SELECTED FINANCIAL DATA

     The section labeled "11-Year Financial Summary" of our 1999 Annual Report to Stockholders is incorporated herein by reference.


ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATION

     The section labeled "Financial Review" of our 1999 Annual Report to Stockholders is incorporated herein by reference.


ITEM 8.   CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Consolidated Financial Statements and Notes to Consolidated Financial Statements, the Report of Ernst & Young LLP, Independent Auditors and the section labeled "Quarterly Financial Data (unaudited)" of our 1999 Annual Report to Stockholders are incorporated herein by reference.


ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
           FINANCIAL DISCLOSURE

     Not applicable.



                                    PART III


ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     (a) The sections labeled "Nominees" and "Section 16(a) Beneficial Ownership Reporting Compliance" of our Proxy Statement in connection with the 2000 Annual Meeting of Stockholders are incorporated herein by reference.

     (b) Information concerning our Executive Officers is set forth in Part I of the Form 10-K.


ITEM 11.   EXECUTIVE COMPENSATION

     The sections labeled "Executive Compensation," "Compensation of Directors," "Compensation of Executive Officers," "Summary of Compensation," "Summary Compensation Table," "Stock Option Grants and Exercises," "Option Grants in Last Fiscal Year," "Aggregated Option Exercises in Last Fiscal Year and FY-End Option Values," "Long-Term Incentive Plans," "Long-Term Incentive Plans - Awards in Last Fiscal Year," "Loans and Other Compensation," "Compensation Committee Report," and "Compensation Committee Interlocks and Insider Participation" of our Proxy Statement in connection with the 2000 Annual Meeting of Stockholders are incorporated herein by reference.


ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The sections labeled "Relationship with Roche Holdings, Inc.," "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" of our Proxy Statement in connection with the 2000 Annual Meeting of Stockholders are incorporated herein by reference.


ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The section labeled "Certain Relationships and Related Transactions" of our Proxy Statement in connection with the 2000 Annual Meeting of Stockholders is incorporated herein by reference.



                                    PART IV


ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1. Index to Financial Statements

     The following Financial Statements and supplementary data are included in our 1999 Annual Report to Stockholders and are incorporated herein by reference pursuant to Item 8 of this Form 10-K.

     Consolidated Statements of Income for each of the three years in the period ended December 31, 1999

     Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 1999

     Consolidated Balance Sheets at December 31, 1999 and 1998

     Consolidated Statements of Stockholders' Equity for each of the three years in the period ended December 31, 1999

     Notes to Consolidated Financial Statements

     Report of Ernst & Young LLP, Independent Auditors

     Quarterly Financial Data (unaudited)


    2. Financial Statement Schedule

     The following schedule is filed as part of this Form 10-K:

Schedule II- Valuation and Qualifying Accounts for each of the three years in the period ended December 31, 1999.

All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the consolidated financial statements or notes thereto.


3. Exhibits

Exhibit No.   Description
-----------   -----------

   3.1        Amended and Restated Certificate of Incorporation.(1)

   3.2        Restated By-Laws.(2)

   4.1        Indenture, dated March 27, 1987 ("Indenture") for U.S.
              $150,000,000 5% Convertible Subordinated Debentures due
              2002.(3)

   4.2        First Supplemental to Indenture, dated August 17, 1990.(4)

   4.3        Second Supplemental to Indenture, dated October 18, 1995.(5)

   4.4        Form of Common Stock Certificate.(2)

  10.1 Patent License Agreement with Columbia University dated October 12, 1988.(6)

  10.2 Amended and Restated Contract for the Sale and Distribution of Protropin dated as of March 1, 1991.(7)

  10.3 Agreement and Plan of Merger, dated as of May 23, 1995, as amended and restated, among Genentech, Roche Holdings, Inc. and Hoffmann-La Roche (U.S.) II, Inc. with exhibits.(8)

  10.4 Form of Affiliation Agreement, dated as of July 22, 1999, between Genentech and Roche Holdings, Inc.(2)

  10.5 Amendment No. 1, dated October 22, 1999, to Affiliation Agreement between Genentech and Roche Holdings, Inc.(16)

  10.6 Form of Amended and Restated Agreement, dated as of October 25, 1995, between Genentech, Inc. and F. Hoffmann-La Roche Ltd regarding Commercialization of Genentech's Products outside the United States.(2)

  10.7 Tax Sharing Agreement, dated as of July 22, 1999, between Genentech, Inc. and Roche Holdings, Inc.(2)

  10.8 Guaranty Agreement between Genentech and Roche Holding, Ltd dated as of October 25, 1995.(8)

  10.9 Amended and Restated Lease Agreement, dated December 8, 1995, between Genentech and BNP Leasing Corporation.(5)

  10.10 Amended and Restated Purchase Agreement, dated December 8, 1995, between Genentech and BNP Leasing Corporation.(5)

  10.11       Guiding Principles for the Genentech/Roche Relationship.(9)

  13.1        A portion of the 1999 Annual Report to Stockholders.(16)

  23.1        Consent of Ernst & Young LLP, Independent Auditors.(16)

  27.1        Financial Data Schedule.(16)

  28.1        Description of the Company's capital stock.(10)

  99.1*       Restated Relocation Loan Program.(7)

  99.2*       Genentech, Inc. Tax Reduction Investment Plan.(11)

  99.3*       Amendment No. 1 to the Genentech, Inc. Tax Reduction Investment
              Plan.(12)

  99.4*       Amendment No. 2 to the Genentech, Inc. Tax Reduction Investment
              Plan.(12)

  99.5*       Amendment No. 3 to the Genentech, Inc. Tax Reduction Investment
              Plan.(12)

  99.6*       Trust Agreement.(12)

  99.7*       Amendment No. 1 to Trust Agreement.(12)

  99.8*       Amendment No. 2 to Trust Agreement.(12)

  99.9*       Amendment No. 3 to Trust Agreement.(12)

  99.10*      Amendment No. 4 to Trust Agreement.(12)

  99.11*      Amendment No. 5 to Trust Agreement.(12)

  99.12*      Amendment No. 6 to Trust Agreement.(12)

  99.13*      Amendment No. 7 to Trust Agreement.(12)

  99.14*      Supplemental Plan to the 401(k) Plan.(7)

  99.15* 1990 Stock Option/Stock Incentive Plan, as amended and restated as of October 16, 1996.(13)

  99.16* 1994 Stock Option Plan, as amended and restated as of October 16, 1996.(13)

  99.17* 1996 Stock Option/Stock Incentive Plan, as amended and restated as of October 16, 1996.(13)

  99.18*      1999 Stock Plan, dated as of July 1999.(15)

  99.19*      1991 Employee Stock Plan, as amended April 10, 1997.(14)

  99.20* Long-Term Key Employee Incentive Program, effective as of July 1, 1999.(16)

  99.21       UC Settlement Agreement, dated as of December 17, 1999.(16)

* As required by Item 14(a)(3) of Form 10-K, Genentech identifies this Exhibit as a management contract or compensatory plan or arrangement of Genentech.



----------------

(1) Filed as an exhibit to our current report on Form 8-K filed with the Commission on July 28, 1999 and incorporated herein by reference.

(2) Filed as an exhibit to Amendment No. 3 to our Registration Statement (No. 333-80601) on Form S-3 filed with the Commission on July 16, 1999 and incorporated herein by reference.

(3) Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 1987 filed with the Commission and incorporated herein by reference.

(4) Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 1990 filed with the Commission and incorporated herein by reference.

(5) Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 1995 filed with the Commission and incorporated herein by reference.

(6) Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 1988 filed with the Commission and incorporated herein by reference.

(7) Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 1991 filed with the Commission and incorporated herein by reference.

(8) Filed as an exhibit to our Registration Statement (No. 33-59949) on Form S-4 dated October 25, 1995 and incorporated herein by reference.

(9) Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 1996 filed with the Commission and incorporated herein by reference.

(10) Incorporated by reference to the description under the heading "Description of Capital Stock" relating to our Common Stock in the prospectus included in our Amendment No. 2 to the Registration Statement on Form S-3 (No. 333-88651) filed with the Commission on October 20, 1999, and the description under the heading "Description of Capital Stock" relating to the Common Stock in the our final prospectus filed with the Commission on October 21, 1999 pursuant to Rule 424(b) under the Securities Act of 1933, as amended, including any amendment or report filed for the purpose of updating that description.

(11) Filed as an exhibit to our Registration Statement (No. 333-08055) on Form S-8 filed with the Commission on July 12, 1996 and incorporated herein by reference.

(12) Filed as an exhibit to our Registration Statement (No. 333-94749) on Form S-8 filed with the Commission on January 14, 2000 and incorporated herein by reference.

(13) Filed as an exhibit to our Registration Statement (No. 333-83157) on Form S-8 filed with the Commission on July 19, 1999 and incorporated herein by reference.

(14) Filed as an exhibit to our Post-Effective Amendment No. 1 to our Registration Statement on Form S-8 (No. 333-83989) filed with the Commission on November 2, 1999.

(15) Filed as an exhibit to our Registration Statement on Form S-8 (No. 333-83989) filed with the Commission on July 29, 1999.

(16)  Filed with this document.


(b) Reports on Form 8-K

    On November 3, 1999, Genentech filed a current report on Form 8-K dated November 2, 1999 and on January 14, 2000, Genentech filed a current report on Form 8-K dated November 19, 1999. There were no other reports filed for the quarter ended December 31, 1999.



                                  SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        GENENTECH, INC.
                                        Registrant

Date:  February 7, 2000
                                        By:  /s/JOHN M. WHITING
                                            ---------------------------------
                                                John M. Whiting
                                                Controller and
                                                Chief Accounting Officer
                                               (Principal Accounting Officer)



                              POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Louis J. Lavigne, Jr., Executive Vice President and Chief Financial Officer, and John M. Whiting, Controller and Chief Accounting Officer, and each of them, his true and lawful attorneys-in-fact and agents, with the full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any amendments to this report, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto each said attorney-in-fact and agent full power and authority to do and perform each and every act in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or either of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


         Signature                         Title                    Date
----------------------------    ---------------------------   ----------------


Principal Executive Officer:


 /s/ARTHUR D. LEVINSON          Chairman, Chief Executive     February 7, 2000
---------------------------     Officer and Director
    Arthur D. Levinson


Principal Financial Officer:


 /s/LOUIS J. LAVIGNE, JR.       Executive Vice President      February 7, 2000
---------------------------     and Chief Financial Officer
    Louis J. Lavigne, Jr.



Director:


 /s/HERBERT W. BOYER            Director                      February 7, 2000
---------------------------
    Herbert W. Boyer


 /s/JONATHAN K.C. KNOWLES       Director                      February 7, 2000
---------------------------
    Jonathan K.C. Knowles


 /s/FRANZ B. HUMER              Director                      February 7, 2000
---------------------------
    Franz B. Humer


 /s/MARK RICHMOND               Director                      February 7, 2000
---------------------------
    Mark Richmond


 /s/CHARLES A. SANDERS          Director                      February 7, 2000
---------------------------
    Charles A. Sanders




                                                                                SCHEDULE II

                                       GENENTECH, INC.
                              VALUATION AND QUALIFYING ACCOUNTS
                        Years Ended December 31, 1999, 1998 and 1997
                                       (in thousands)

                                                     Additions
                                     Balance at     Charged to                  Balance at
                                    Beginning of     Costs and                    End of
                                       Period        Expenses    Deductions(1)    Period
                                     ----------     ----------    ----------    ----------
Allowance for doubtful accounts
 and returns:

  Year Ended December 31, 1999:      $   17,418     $    8,303    $   (6,770)   $   18,951
                                     ==========     ==========    ==========    ==========
  Year Ended December 31, 1998:      $   14,535     $   11,389    $   (8,506)   $   17,418
                                     ==========     ==========    ==========    ==========
  Year Ended December 31, 1997:      $    7,869     $   13,976    $   (7,310)   $   14,535
                                     ==========     ==========    ==========    ==========

Inventory reserves:


  Year Ended December 31, 1999:      $   14,904     $   13,283    $  (11,803)   $   16,384
                                     ==========     ==========    ==========    ==========
  Year Ended December 31, 1998:      $   12,055     $    5,405    $   (2,556)   $   14,904
                                     ==========     ==========    ==========    ==========
  Year Ended December 31, 1997:      $    9,279     $    5,901    $   (3,125)   $   12,055
                                     ==========     ==========    ==========    ==========

Reserve for nonmarketable
 equity securities and
 convertible equity loans:


  Year Ended December 31, 1999:      $   12,143     $   16,902    $        -    $   29,045
                                     ==========     ==========    ==========    ==========
  Year Ended December 31, 1998:      $    5,490     $    7,958    $   (1,305)   $   12,143
                                     ==========     ==========    ==========    ==========
  Year Ended December 31, 1997:      $    4,990     $      500    $        -    $    5,490
                                     ==========     ==========    ==========    ==========


(1)  Represents amounts written off or returned against the allowance or reserves.




                     INDEX OF EXHIBITS FILED WITH FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 1999


Exhibit No.   Description
-----------   -----------


   10.5 Amendment No. 1, dated October 22, 1999, to Affiliation Agreement between Genentech and Roche Holdings, Inc.

   13.1       1999 Annual Report to Stockholders

   23.1       Consent of Ernst & Young LLP, Independent Auditors

   27.1       Financial Data Schedule

   99.19      Long-Term Key Employee Incentive Program, effective as of
              July 1, 1999

   99.21      UC Settlement Agreement, dated as of December 17, 1999