Form 10-K405/A
period 1999-12-31
GENENTECH INC
filed 2000-04-28
CIK 318771

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

Number of shares of Common Stock outstanding as of December 31, 1999:
  258,110,279

             Documents incorporated by reference:
                                                          PARTS INCORPORATED
                       DOCUMENT                               BY REFERENCE

(1) Annual Report to stockholders for the year ended                 II
    December 31, 1999 (specified portions)

(2) Definitive Proxy Statement with respect to the 2000             III
    Annual Meeting of Stockholders to be filed by Genentech,
    Inc. with the Securities and Exchange Commission
    (hereinafter referred to as "Proxy Statement")
-----------------------------------------------------------------------------
(A) Excludes 170,603,286 shares of Common Stock held by Directors, Officers and stockholders whose ownership exceeds five percent of the Common Stock outstanding at December 31, 1999 and Roche Holdings, Inc. which was calculated based on their filings as of December 31, 1999, with the Securities and Exchange Commission pursuant to Section 13(g) of the Securities Exchange Act of 1934. As of February 7, 2000, it is unconfirmed whether any other person or entity holds greater than five percent of the registrant's Common Stock. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant.

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


   Date:  April 27, 2000                    GENENTECH, INC.




                                            /s/LOUIS J. LAVIGNE, JR.
                                            ---------------------------------
                                            Louis J. Lavigne, Jr.
                                            Executive Vice President and
                                            Chief Financial Officer




                                            /s/JOHN M. WHITING
                                            ---------------------------------
                                            John M. Whiting
                                            Controller and
                                            Chief Accounting Officer