Form 10-Q
period 2000-03-31
GENENTECH INC
filed 2000-05-12
CIK 318771

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC  20549

                                  FORM 10-Q

(Mark One)

X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended March 31, 2000.

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                                          Number of Shares Outstanding
-----                                          -----------------------------
Common Stock $0.02 par value                   260,397,250
                                               Outstanding at March 31, 2000

                               GENENTECH, INC.
                                    INDEX


PART I.     FINANCIAL INFORMATION                                    PAGE NO.

Condensed Consolidated Statements of Operations -
for the three months ended March 31, 2000 and 1999                        3

Condensed Consolidated Statements of Cash Flows -
for the three months ended March 31, 2000 and 1999                        4

Condensed Consolidated Balance Sheets -
March 31, 2000 and December 31, 1999                                      5

Notes to Condensed Consolidated Financial Statements                   6-13

Independent Accountants' Review Report                                   14

Financial Review                                                      15-31

PART II.     OTHER INFORMATION                                           32

SIGNATURES                                                               33

In this report, "Genentech," "we," "us" and "our" refer to Genentech, Inc. "Common Stock" refers to Genentech's Common Stock, par value $0.02 per share and "Special Common Stock" refers to Genentech's callable putable common stock, par value $0.02 per share. All numbers related to the number of shares, price per share and per share amounts of Common and Special Common Stock give effect to the two-for-one split of our Common Stock in November 1999.


We own or have rights to various copyrights, trademarks and trade names used in our business including the following: Actimmune, registered trademark, interferon gamma-1b; Activase, registered trademark, (alteplase, recombinant) tissue plasminogen activator; Herceptin, registered trademark, (trastuzumab) anti-HER2 antibody; Nutropin, registered trademark, (somatropin (rDNA origin) for injection) growth hormone; Nutropin AQ, registered trademark, (somatropin (rDNA origin) injection) liquid formulation growth hormone; Nutropin Depot, trademark, (somatropin (rDNA origin) for injectable suspension) encapsulated sustained-release growth hormone; Protropin, registered trademark, (somatrem for injection) growth hormone; Pulmozyme, registered trademark, (dornase alfa, recombinant) inhalation solution; Rituxan, registered trademark, (rituximab) antibody; TNKase, trademark, (tenecteplase) second generation tissue plasminogen activator; and Xubix, trademark, (sibrafiban) oral IIb/IIIa antagonist. This report also includes trademarks, service marks and trade names of other companies.

PART I.  FINANCIAL INFORMATION

               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (thousands, except per share amounts)
                                 (unaudited)


                                                                 Three Months
                                                                Ended March 31,
                                                             ---------------------
                                                                2000        1999
                                                             ---------   ---------
Revenues:
  Product sales (including amounts from related parties:
    2000-$24,127; 1999-$13,624)                              $ 283,178   $ 234,069
  Royalties (including amounts from related parties:
    2000-$10,805; 1999-$11,241)                                 47,344      46,618
  Contract and other (including amounts from
    related parties: 2000-$0; 1999-$4,269)                      33,696      19,266
  Interest                                                      21,474      22,399
                                                             ---------   ---------
     Total revenues                                            385,692     322,352

Costs and expenses:
  Cost of sales (including amounts from related parties:
    2000-$19,890; 1999-$10,786)                                106,135      45,723
  Research and development (including contract related:
    2000-$4,557; 1999-$7,860)                                  111,406      90,740
  Marketing, general and administrative                        101,946      97,201
  Special charge:
    Legal settlement                                                 -      50,000
  Recurring charges related to redemption                       98,548           -
  Interest                                                       1,287       1,363
                                                             ---------   ---------
    Total costs and expenses                                   419,322     285,027

Income (loss) before taxes                                     (33,630)     37,325

Income tax (benefit) provision                                  (7,725)     22,910
                                                             ---------   ---------
Net income (loss)                                            $ (25,905)  $  14,415
                                                             =========   =========
Earnings (loss) per share:
  Basic                                                      $   (0.10)  $    0.06
                                                             =========   =========
  Diluted                                                    $   (0.10)  $    0.05
                                                             =========   =========
Weighted average shares used to
  compute earnings (loss) per share:
  Basic                                                        259,565     255,408
                                                             =========   =========
  Diluted                                                      259,565     265,045
                                                             =========   =========

          See Notes to Condensed Consolidated Financial Statements.

               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (thousands)
                                  (unaudited)


                                                                  Three Months
                                                                 Ended March 31,
                                                              ---------------------
                                                                 2000        1999
                                                              ---------   ---------
Cash flows from operating activities:
  Net (loss) income                                           $ (25,905)  $  14,415
  Adjustments to reconcile net (loss) income to net
   cash provided by (used in) operating activities:
     Depreciation and amortization                              118,595      21,912
     Amortization of inventory write-up                          43,278           -
     Deferred income taxes                                      (46,876)       (924)
     Gain on sales of securities available-for-sale             (26,572)    (12,259)
     Loss on sales of securities available-for-sale               2,502          30
     Write down of securities available-for-sale                      -         914
     Write down of non-marketable equity securities                   -         432
  Changes in assets and liabilities:
     Investments in trading securities                           (3,656)     (2,772)
     Receivables and other current assets                         1,477     (10,503)
     Inventories                                                (22,954)      1,914
     Accounts payable, other current liabilities
       and other long-term liabilities                         (155,336)     40,466
                                                              ---------   ---------
  Net cash (used) provided by operating activities             (115,447)     53,625

Cash flows from investing activities:
  Purchases of securities held-to-maturity                            -    (126,981)
  Proceeds from maturities of securities held-to-maturity             -     112,357
  Purchases of securities available-for-sale                    (98,152)   (220,652)
  Proceeds from sales of securities available-for-sale          146,224     113,533
  Purchases of non-marketable equity securities                  (1,450)     (2,317)
  Capital expenditures                                          (28,243)    (18,209)
  Change in other assets                                         (5,214)    (14,148)
                                                              ---------   ---------
  Net cash provided (used) in investing activities               13,165    (156,417)

Cash flows from financing activities:
  Stock issuances                                                71,589      35,190
                                                              ---------   ---------
  Net cash provided by financing activities                      71,589      35,190
                                                              ---------   ---------
Net (decrease) increase in cash and cash equivalents            (30,693)    (67,602)
  Cash and cash equivalents at beginning of period              337,682     281,162
                                                              ---------   ---------
  Cash and cash equivalents at end of period                  $ 306,989   $ 213,560
                                                              =========   =========

          See Notes to Condensed Consolidated Financial Statements.

                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (thousands)
                                  (unaudited)


                                                        March 31,      December 31,
                                                          2000             1999
                                                      ------------     ------------
ASSETS
Current assets:
  Cash and cash equivalents                           $    306,989     $    337,682
  Short-term investments                                   324,501          405,003
  Accounts receivable, net (including amounts
    from related party: 2000-$50,091; 1999-$33,234)        242,034          214,785
  Inventories                                              254,922          275,245
  Deferred tax assets                                       99,233           81,922
  Prepaid expenses and other current assets                 18,197           11,870
                                                      ------------     ------------
     Total current assets                                1,245,876        1,326,507

Long-term marketable securities                          1,280,274        1,214,757
Property, plant and equipment (net of accumulated
  depreciation: 2000-$540,905; 1999-$519,496)              736,920          730,086
Goodwill (net of accumulated amortization:
  2000-$729,547; 1999-$690,887)                          1,590,062        1,628,722
Other intangible assets (net of accumulated
  amortization: 2000-$1,120,443; 1999-$1,062,181)        1,397,269        1,453,268
Other long-term assets                                     204,237          201,101
                                                      ------------     ------------
Total assets                                          $  6,454,638     $  6,554,441
                                                      ============     ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                    $     43,994     $     33,123
  Accrued liabilities - related party                       16,495           14,960
  Other accrued liabilities                                178,483          436,044
                                                      ------------     ------------
     Total current liabilities                             238,972          484,127

Long-term debt                                             149,692          149,708
Deferred tax liabilities                                   633,059          626,466
Other long-term liabilities                                 11,545           11,335
                                                      ------------     ------------
     Total liabilities                                   1,033,268        1,271,636

Commitments and contingencies

Stockholders' equity:
  Preferred stock                                                -                -
  Common stock                                               5,208            5,162
  Additional paid-in capital                             7,319,433        7,191,766
  Retained earnings (accumulated deficit)               (2,199,526)      (2,173,622)
  Accumulated other comprehensive income                   296,255          259,499
                                                      ------------     ------------
     Total stockholders' equity                          5,421,370        5,282,805
                                                      ------------     ------------
Total liabilities and stockholders' equity            $  6,454,638     $  6,554,441
                                                      ============     ============

          See Notes to Condensed Consolidated Financial Statements.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (unaudited)


Note 1.     Statement of Accounting Presentation and Significant Accounting
            Policies

In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of adjustments of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three-month periods ended March 31, 2000 and 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. The condensed consolidated balance sheet as of December 31, 1999 has been derived from the audited financial statements as of that date. For further information, refer to the consolidated financial statements and notes thereto included in our Annual Report to Stockholders for the year ended December 31, 1999.

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Recent Pronouncements: In July 1999, the Financial Accounting Standards Board, or FASB, announced the delay of the effective date of Statement of Financial Accounting Standards 133, or FAS 133, "Accounting for Derivative Instruments and Hedging Activities," for one year, to the first quarter of 2001. FAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires companies to recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting under FAS 133. The impact of FAS 133 on our financial position and results of operations is not expected to be material.

On March 31, 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation," which provides guidance on several implementation issues related to Accounting Principles Board Opinion No. 25. The most significant are clarification of the definition of employee for purposes of applying Opinion 25 and the accounting for options that have been repriced. Under the interpretation, the employer-employee relationship would be based on case law and Internal Revenue Service regulations. The FASB granted an exception to this definition for outside directors. Under the interpretation, repriced options effectively changed the terms of the plan, which would make it a variable plan subject to compensation expense. We currently do not have any options that have been repriced. The impact of the interpretation on our financial position and results of operations is not expected to be material.

In March 2000, the Securities and Exchange Commission delayed the implementation date of Staff Accounting Bulletin No. 101, or SAB 101, "Revenue Recognition in Financial Statements," for companies with fiscal years that begin between December 16, 1999 and March 15, 2000, to the second quarter of 2000. SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. We will adopt SAB 101 as required in the second quarter of 2000 and we are currently evaluating the effect that such adoption may have on our financial position and results of operations.


Note 2.     Redemption of Our Special Common Stock

Basis of Presentation

On June 30, 1999, we redeemed all of our outstanding Special Common Stock held by stockholders other than Roche Holdings, Inc., commonly known as Roche, at a price of $41.25 per share in cash with funds deposited by Roche for that purpose. We refer to this event as the "Redemption." As a result, Roche's percentage ownership of our outstanding Common Stock increased from 65% to 100%. Roche accounted for the Redemption as a purchase of a business. Consequently, push-down accounting was required under generally accepted accounting principles to reflect in our consolidated financial statements the amounts paid for our stock in excess of our net book value the date of the Redemption. Under this method of accounting, our assets and liabilities, including other intangible assets, were recorded at their fair values not to exceed the aggregate purchase price plus Roche's transaction costs at June 30, 1999. In 1990 and 1991 through 1997 Roche purchased 60% and 5%, respectively, of the outstanding stock of Genentech. In June 1999, we redeemed all of our Special Common Stock held by stockholders other than Roche resulting in Roche owning 100% of our Common Stock. The push-down effect of Roche's aggregate purchase price and the Redemption price in our consolidated balance sheet as of June 30, 1999 was allocated based on Roche's ownership percentages as if the purchases occurred at the original purchase dates for the 1990 and 1991 through 1997 purchases, and at June 30, 1999 for the Redemption. Management of Genentech determined the values of tangible and intangible assets, including in-process research and development, used in allocating the purchase prices. The aggregate purchase prices for the acquisition of all of our outstanding shares, including Roche's estimated transaction costs of $10.0 million, was $6,604.9 million, consisting of approximately $2,843.5 million for the 1990 and 1991 through 1997 purchases and approximately $3,761.4 million for the Redemption.

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
                                            =========  =========   =========

Push-Down Accounting Adjustments

The following is a description of accounting adjustments that reflect push-down accounting in our financial statements. These adjustments were based on management's estimates of the value of the tangible and intangible assets acquired:

- The estimated useful life of the inventory adjustment to fair value resulting from the Redemption is approximately one year based upon the expected time to sell inventories on hand at June 30, 1999. In the first quarter of 2000, we recorded amortization expense of $43.2 million related
   to the inventory adjustment.   The entire inventory adjustment related to
   Roche's 1990 through 1997 purchases was reflected as a charge to retained earnings.

- We recorded $1,091.2 million of goodwill less accumulated amortization of $613.6 million through June 30, 1999, as a result of Roche's 1990 through 1997 purchases. The accumulated amortization was charged to retained earnings at June 30, 1999. We also recorded $1,228.4 million of goodwill as a result of the Redemption. In the first quarter of 2000, we recorded $95.3 million of amortization expense related to goodwill and other intangible assets.

- We recorded $1,040.0 million of other intangible assets less accumulated amortization of $911.5 million through June 30, 1999, as a result of Roche's 1990 through 1997 purchases. The accumulated amortization was charged to retained earnings at June 30, 1999. We also recorded $1,370.5 million of other intangible assets as a result of the Redemption.

- We recorded $500.5 million of in-process research and development, or IPR&D, as a result of Roche's 1990 through 1997 purchases as a charge to retained earnings at June 30, 1999. An additional $752.5 million of IPR&D as a result of the Redemption was charged to operations at June 30, 1999. At the date of each purchase, we concluded that technological feasibility of the acquired IPR&D was not established and that it had no future alternative uses.

- In connection with the Redemption, options under the 1996 Stock Option/Stock Incentive Plan, or the Plan, were cancelled. Alternative arrangements were provided for certain holders of some of the unvested options under the Plan. In the first quarter of 2000, $3.3 million of compensation expense was recorded related to these alternative arrangements.


Note 3.     Relationship with Roche

On June 30, 1999, Roche exercised its option to cause us to redeem all of our Special Common Stock held by stockholders, other than Roche, at a price of $41.25 per share in cash with funds deposited by Roche for such purpose and we retired all of the shares of Special Common Stock including those held by Roche. As a result, Roche owned 100% of our outstanding Common Stock. On July 23, 1999, Roche completed a public offering of 44 million shares of our Common Stock. On October 26, 1999, Roche completed a public offering of 40 million shares of our Common Stock. On January 19, 2000, Roche completed an offering of zero-coupon notes which are exchangeable for an aggregate of 6,517,309 shares of our Common Stock held by Roche. On March 29, 2000, Roche completed a public offering of 17.3 million shares of our Common Stock. Roche's percentage ownership of our Common Stock was 58.9% at March 31, 2000.

Roche's Right to Maintain Its Percentage Ownership Interest in Our Stock

We expect from time to time to issue additional shares of common stock in connection with our stock option and stock purchase plans, and we may issue additional shares for other purposes. Our affiliation agreement with Roche requires us to, among other things, establish a stock repurchase program designed to maintain Roche's percentage ownership interest in our common stock. In addition, Roche will have a continuing option to buy stock from us at prevailing market prices to maintain its percentage ownership interest.
To ensure that, with respect to any issuance of common stock by Genentech in the future, the percentage of Genentech common stock owned by Roche immediately after such issuance will be no lower than Roche's lowest percentage ownership of Genentech common stock at any time after the offering of common stock occurring in July 1999 and prior to the time of such issuance, except that Genentech may issue shares up to an amount that would cause Roche's lowest percentage ownership to be no more than 2% below the "Minimum Percentage." The Minimum Percentage equals the lowest number of shares of Genentech common stock owned by Roche since the July 1999 offering (to be adjusted in the future for dispositions of shares of Genentech common stock by Roche) divided by 254,597,176 (to be adjusted in the future for stock splits or stock combinations), which is the number of shares of Genentech common stock outstanding at the time of the July 1999 offering adjusted for the two-for-one split of Genentech common stock in November 1999. As long as Roche's percentage ownership is greater than 50%, prior to issuing any shares, Genentech must repurchase a sufficient number of shares of its common stock to ensure that, immediately after its issuance of shares, Roche's percentage ownership will be greater than 50%. Genentech has also agreed, upon Roche's request, to repurchase shares of its common stock to increase Roche's ownership to the Minimum Percentage.


Note 4.     Earnings (Loss) Per Share

The following is a reconciliation of the numerator and denominators of the basic and diluted earnings per share (EPS) computations for the quarter ended March 31, 2000 and 1999 (in thousands).

                                                   2000        1999
                                                 --------    --------
Numerator:
 Net (loss) income - numerator
  For basic and diluted EPS:                     $(25,905)   $ 14,415
                                                 --------    --------
Denominator:
 Denominator for basic EPS--
  weighted-average shares                         259,565    255,408

 Effect of dilutive securities:
  Stock options                                         -      9,637
                                                 --------    -------
 Denominator for diluted EPS
 --adjusted weighted-average
   shares and assumed conversions                 259,565     265,045
                                                 ========    ========

Options to purchase 18,624,119 shares of our Common Stock ranging from $24.06 to $159.44 per share were outstanding at the three-month period ended March 31, 2000, but were not included in the computation of diluted earnings per share. All options outstanding at the three-month period ended March 31, 1999 were dilutive.

In the three-month period ended March 31, 1999, we had convertible subordinated debentures that were convertible to 2,026,894 shares of Special Common Stock. These were not included in the computation of diluted earnings per share because they were anti-dilutive. As a result of the redemption of our Special Common Stock, the convertible subordinated debentures are now convertible into cash.


Note 5.     Comprehensive Income

Comprehensive income is comprised of net income and other comprehensive income. Other comprehensive income includes certain changes in equity that are excluded from net income. Specifically, unrealized holding gains and losses on our available-for-sale securities, which were reported separately in stockholders' equity, are included in accumulated other comprehensive income. Comprehensive income and its components for the quarter ended March 31, 2000 and March 31, 1999 are as follows (in thousands):

                                             Three Months Ended
                                                  March 31,
                                          ------------------------
                                            2000            1999
                                          --------        --------
Net income (loss)                         $(25,905)       $ 14,415
Unrealized gain (loss) on
  securities available-for-sale             36,756          (9,909)
                                          --------        --------
Comprehensive income                      $ 10,851        $  4,506
                                          ========        ========


Note 6.     Legal Proceedings

We are a party to various legal proceedings, including patent infringement litigation relating to our human growth hormone products and antibody products, licensing and contract disputes, and other matters.

On May 28, 1999, Glaxo Wellcome Inc. filed a patent infringement lawsuit against us in the U.S. District Court in Delaware. The suit asserts that we infringe four U.S. patents owned by Glaxo Wellcome. Two of the patents relate to the use of specific kinds of monoclonal antibodies for the treatment of human disease, including cancer. The other two patents asserted against us relate to preparations of specific kinds of monoclonal antibodies which are made more stable and the methods by which such preparations are made. We have been served with the complaint. The complaint fails to specify which of our products or methods of manufacture are allegedly infringing the four patents at issue. However, we believe that the suit relates to the manufacture, use and sale of our Herceptin and Rituxan antibody products. On July 19, 1999, we filed our answer to Glaxo Wellcome's complaint, and in our answer we also stated counterclaims against Glaxo Wellcome. The judge has scheduled the trial of this suit to begin January 29, 2001. On or about January 10, 2000, Glaxo filed a request with the Court to add additional patent infringement claims to the suit under Glaxo's U.S. Patent No. 5,633,162. On March 15, 2000, the Court denied that request.

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

     On August 10, 1995, the District Court issued a preliminary injunction which prohibited BTG, pending the Court's final determination of the action, from importing, making, using, selling, offering for sale or distributing in the United States BTG's human growth hormone products except for certain ongoing U.S. Food and Drug Administration, or FDA, approved clinical trials.

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

     In 1999, the case was transferred to a different judge of the District Court for further proceedings. A jury trial of BTG's patent invalidity claim began on January 10, 2000. On January 18, 2000, the jury returned a verdict in Genentech's favor on a certain factual issue underlying BTG's invalidity claim, but the judge nevertheless entered judgement in favor of BTG and lifted the preliminary injunction that had been in effect against BTG since 1995. On February 23, 2000, we filed a motion with the Federal Circuit requesting that the injunction against BTG be reinstated pending appeal and for an expedited appeal. On May 8, 2000, the Federal Circuit denied our motion.

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


Note 7.     Inventories

In the first quarter of 2000, we recognized $43.2 million of expense related to the sale of inventory that was written up as a result of the Redemption and push-down accounting. Inventories are summarized below (in thousands):

                                          March 31,       December 31,
                                            2000              1999
                                        -------------     ------------
         Raw materials and supplies       $  23,907        $  19,903
         Work in process                    199,391          228,092
         Finished goods                      31,624           27,250
                                        -----------        ---------
                Total                     $ 254,922        $ 275,245
                                        ===========        =========


Note 8.     Subsequent Event

On May 4, 2000, ImmunoGen Inc. and Genentech, Inc. announced that Genentech has exclusively licensed ImmunoGen's maytansinoid Tumor-Activated Prodrug, or TAP, technology for use with antibodies such as Herceptin. Under the terms of the agreement, Genentech will receive exclusive worldwide rights to commercialize anti-Her2 targeting products using ImmunoGen's maytansinoid TAP platform. Genentech will be responsible for manufacturing, product development and marketing of products resulting from the license. ImmunoGen will be reimbursed for any preclinical and clinical materials that it makes under the agreement. ImmunoGen will receive an up-front payment of $2.0 million. In addition to royalties on net sales, the terms of the agreement include milestone payments, assuming all benchmarks are met, for potentially up to $40.0 million.

                    INDEPENDENT ACCOUNTANTS' REVIEW REPORT



The Board of Directors and Stockholders
Genentech, Inc.


We have reviewed the accompanying condensed consolidated balance sheet of Genentech, Inc. as of March 31, 2000, and the related condensed consolidated statements of operations for the three-month periods ended March 31, 2000 and 1999 and the condensed consolidated statements of cash flows for the three-month periods ended March 31, 2000 and 1999. These financial statements are the responsibility of Genentech's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States, which will be performed for the full year with the objective of expressing an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying condensed consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States.

We have previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheet of Genentech, Inc. as of December 31, 1999, and the related consolidated statements of income, stockholders' equity, and cash flows for the year then ended (not presented herein) and in our report dated January 18, 2000, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1999, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.





                                             ERNST & YOUNG LLP

San Jose, California
April 10, 2000

                               GENENTECH, INC.
                              FINANCIAL REVIEW


Overview

Genentech is a leading biotechnology company that uses human genetic information to discover, develop, manufacture and market human pharmaceuticals for significant unmet medical needs. Thirteen of the approved products of biotechnology stem from our science. We co-developed Rituxan with IDEC Pharmaceuticals Corporation from whom we license Rituxan. We manufacture and market seven products directly in the United States and we are preparing to begin manufacturing and marketing the eighth as follows:

- Herceptin (trastuzumab) antibody for the treatment of certain patients with metastatic breast cancer whose tumors overexpress the human epidermal growth factor receptor2, or HER2, protein;

- Rituxan (rituximab) antibody for the treatment of patients with relapsed or refractory low-grade or follicular, CD20-positive B-cell non-Hodgkin's lymphoma;

- Activase (alteplase) tissue plasminogen activator, or t-PA, for the treatment of heart attack, acute ischemic stroke within three hours of the onset of symptoms, and acute massive pulmonary embolism;

- Protropin (somatrem for injection) growth hormone for the treatment of inadequate endogenous growth hormone secretion, or growth hormone deficiency, in children;

- Nutropin [somatropin (rDNA origin) for injection] growth hormone for the treatment of growth hormone deficiency in children and adults, growth failure associated with chronic renal insufficiency prior to kidney transplantation and short stature associated with Turner syndrome;

- Nutropin AQ [somatropin (rDNA origin) injection] liquid formulation growth hormone for the same indications as Nutropin;

- Pulmozyme (dornase alfa, recombinant) inhalation solution for the management of cystic fibrosis; and

- Nutropin Depot [somatropin (rDNA origin) for injectable suspension] encapsulated sustained-release growth hormone for the treatment of pediatric growth hormone deficiency. We have received regulatory approval from the U.S. Food and Drug Administration, commonly known as the FDA, to market Nutropin Depot, and we expect to launch the product by mid-2000.

We receive royalties on sales of rituximab outside of the United States (excluding Japan), on sales of Pulmozyme and Herceptin outside of the United States and on sales of certain products in Canada from F. Hoffmann-La Roche Ltd, an affiliate of Roche Holdings, Inc., that is commonly known as Hoffmann-La Roche. We receive royalties on sales of growth hormone products and t-PA outside of the United States and Canada, and on sales of rituximab in Japan through other licensees. We also receive worldwide royalties on seven additional licensed products that are marketed by other companies. Six of these products originated from our technology.

Redemption of Our Special Common Stock

On June 30, 1999, we redeemed all of our outstanding Special Common Stock held by stockholders other than Roche Holdings, Inc., commonly known as Roche, at a price of $41.25 per share in cash with funds deposited by Roche for that purpose. We refer to this event as the "Redemption." As a result of the Redemption, Roche's percentage ownership of our outstanding Common Stock increased from 65% to 100%. Consequently, under U.S. generally accepted accounting principles, we were required to use push-down accounting to reflect in our financial statements the amounts paid for our stock in excess of our net book value. Push-down accounting required us to record $1,706.0 million of goodwill and $1,499.0 million of other intangible assets onto our balance sheet in the second quarter of 1999. For more information about push-down accounting, you should read the "Redemption of Our Special Common Stock" note in the Notes to Condensed Consolidated Financial Statements.

Relationship with Roche

On July 23, 1999, October 26, 1999, and March 29, 2000, Roche completed public offerings of our Common Stock. On January 19, 2000, Roche completed an offering of zero-coupon notes which are exchangeable for an aggregate of 6,517,309 shares of our Common Stock held by Roche. As a result of the public offerings, Roche's percentage ownership of our outstanding Common Stock was reduced to approximately 58.9% at March 31, 2000. We did not receive any of the net proceeds from the offerings.

Roche's Right to Maintain Its Percentage Ownership Interest in Our Stock:

We expect from time to time to issue additional shares of common stock in connection with our stock option and stock purchase plans, and we may issue additional shares for other purposes. The affiliation agreement requires us to, among other things, establish a stock repurchase program designed to maintain Roche's percentage ownership interest in our common stock. In addition, Roche will have a continuing option to buy stock from us at prevailing market prices to maintain its percentage ownership interest. To ensure that, with respect to any issuance of common stock by Genentech in the future, the percentage of Genentech common stock owned by Roche immediately after such issuance will be no lower than Roche's lowest percentage ownership of Genentech common stock at any time after the offering of common stock occurring in July 1999 and prior to the time of such issuance, except that Genentech may issue shares up to an amount that would cause Roche's lowest percentage ownership to be no more than 2% below the "Minimum Percentage." The Minimum Percentage equals the lowest number of shares of Genentech common stock owned by Roche since the July 1999 offering (to be adjusted in the future for dispositions of shares of Genentech common stock by Roche) divided by 254,597,176 (to be adjusted in the future for stock splits or stock combinations), which is the number of shares of Genentech common stock outstanding at the time of the July 1999 offering adjusted for the two-for-one split of our common stock in November 1999. As long as Roche's percentage ownership is greater than 50%, prior to issuing any shares, Genentech must repurchase a sufficient number of shares of its common stock to ensure that, immediately after its issuance of shares, Roche's percentage ownership will be greater than 50%. We have also agreed, upon Roche's request, to repurchase shares of our common stock to increase Roche's ownership to the Minimum Percentage.

RESULTS OF OPERATIONS
(dollars in millions, except per share amounts)


                                                 Three Months Ended
                                                      March 31,
                                      ----------------------------------------
                                             2000                  1999
                                      ------------------    ------------------    Pro Forma
REVENUES                              Actual   Pro Forma    Actual   Pro Forma     % Change
-----------------------------------   ------   ---------    ------   ---------    ---------
Revenues                              $385.7    $ 385.7     $322.3    $ 322.3         20%
                                      ======   =========    ======   =========    =========
PRODUCT SALES
-----------------------------------
Herceptin                             $ 68.7    $  68.7     $ 39.9    $  39.9         72%
Rituxan                                 85.1       85.1       57.1       57.1         49
Activase                                47.5       47.5       52.0       52.0         (9)
Protropin, Nutropin and Nutropin AQ     55.1       55.1       56.2       56.2         (2)
Pulmozyme                               26.8       26.8       28.2       28.2         (5)
Actimmune                                -          -          0.7        0.7       (100)
                                      ------   ---------    ------   ---------    ---------
Total product sales                   $283.2    $ 283.2     $234.1    $ 234.1         21%
                                      ======   =========    ======   =========    =========

Revenues in the first quarter of 2000 increased 20% from the comparable period in 1999 as a result of higher product sales and contract and other revenues. These increases are further discussed below.

Total product sales in the first quarter of 2000 increased 21% from the comparable period in 1999 primarily as a result of higher sales from our bio-oncology products, Herceptin and Rituxan.

Herceptin: Net sales of Herceptin in the first quarter of 2000 were $68.7 million, a 72% increase from the first quarter of 1999. An increase in physician acceptance of Herceptin has contributed to a positive sales trend and a successful penetration into the breast cancer market.

     On May 3, 2000, we sent a letter to physicians advising them of some serious adverse events that have been reported related to the use of Herceptin and that have occurred subsequent to its approval. In 15 patients who experienced such serious adverse events following Herceptin therapy, death ensued. Nine of these patients died within 24 hours after Herceptin administration. Most of these patients had significant pre-existing pulmonary compromise as a consequence of lung disease or malignancies which had spread to the lung. We are amending the package insert for Herceptin to include this information.

Rituxan: Net sales of Rituxan increased 49% in the first quarter of 2000 from the comparable period in 1999. The increase was primarily due to increased market penetration for the treatment of B-cell non-Hodgkin's lymphoma.

Activase: Net sales of Activase decreased 9% in the first quarter of 2000 from the comparable period in 1999. The decrease was due to a continued decline in the overall size of the thrombolytic therapy market as a result of mechanical reperfusion and continued competition from Centocor, Inc.'s Retavase, registered trademark. This decrease was partially offset by an increase in sales from increased use of Activase in peripheral blood vessel occlusions.

Protropin, Nutropin and Nutropin AQ: Net sales of our three growth hormone products - Protropin, Nutropin, and Nutropin AQ, - were slightly lower in the first quarter of 2000 from the comparable period in 1999. The decrease primarily reflects fluctuations in distributor ordering patterns.

Pulmozyme: Net sales of Pulmozyme decreased in the first quarter of 2000 from the comparable period in 1999. The decrease primarily reflects fluctuations in the timing of orders and the impact of recording a provision against sales related to a defect in packaging the product.


                                              Three Months Ended
                                                   March 31,
                                   ----------------------------------------
                                          2000                  1999
ROYALTIES, CONTRACT, AND OTHER,    ------------------    ------------------    Pro Forma
AND INTEREST INCOME                Actual   Pro Forma    Actual   Pro Forma     % Change
-------------------------------    ------   ---------    ------   ---------    ---------
Royalties                          $ 47.3    $  47.3     $ 46.6     $  46.6         2%
Contract and other                   33.7       33.7       19.2        19.2        76
Interest income                      21.5       21.5       22.4        22.4        (4)

Royalty Income: Royalty income in the first quarter of 2000 was comparable to the first quarter of 1999.

Contract and Other Revenues: Contract and other revenues increased 76% in the first quarter of 2000 from the comparable period in 1999. This increase was primarily due to a greater amount of gains from sales of biotechnology equity securities.

Interest Income: Interest income was slightly lower in the first quarter of 2000 from the comparable period in 1999. The decrease was due to a lower portfolio balance, excluding marketable equity securities, partly offset by an increase in interest rates. The total investment portfolio, consisting of cash and cash equivalents, and short- and long-term marketable securities, increased to $1,911.8 million at March 31, 2000, from $1,662.4 million at March 31, 1999, and decreased from $1,957.4 million at December 31, 1999.
The increase in the investment portfolio from the first quarter of 1999 was largely attributable to market value growth of our marketable equity securities.


                                          Three Months Ended
                                               March 31,
                               ----------------------------------------
                                      2000                  1999
                               ------------------    ------------------    Pro Forma
COST AND EXPENSES              Actual   Pro Forma    Actual   Pro Forma     % Change
-------------------------      ------   ---------    ------   ---------    ---------
Cost of sales                  $106.1    $  62.9     $ 45.7    $  45.7          38%
Research and development        111.4      111.4       90.7       90.7          23
Marketing, general and
  administrative                101.9      101.9       97.2       97.2           5
Special charge:
  Legal settlement                -          -         50.0        -             -
Recurring charges related
  to redemption                  98.6        -          -          -             -
Interest expense                  1.3        1.3        1.4        1.4          (7)
                               ------   ---------    ------   ---------    ---------
Total costs and expenses       $419.3    $ 277.5     $285.0    $ 235.0          18%
                               ======   =========    ======   =========    =========

Cost of Sales: Cost of sales increased 132% in the first quarter of 2000 from the comparable period in 1999. This increase largely reflects the costs related to the sale of inventory that was written up at the Redemption due to push-down accounting. The remaining inventory that was written up is expected to be sold this year.

     Pro forma cost of sales, exclusive of the expense related to the sale of the inventory written up at the Redemption, increased 38% in the first quarter from the comparable period in 1999. Pro forma cost of sales as a percent of net sales was 22% in the first quarter of this year compared to 20% in the prior year. The increases reflect higher sales volume, including higher sales to Hoffmann-La Roche.

Research and Development: Research and development, or R&D, expenses in the first quarter of 2000 increased from the comparable period in 1999. For the first quarter of 2000, we invested 29% of revenues into R&D compared to 28% from a year ago. The increase in expenses primarily reflect a $15 million upfront payment for the purchase of in-process research and development, or IPR&D, under an in-licensing agreement with Actelion, Ltd., for the rights to develop and co-promote tezosentan in the United States for the potential treatment of acute heart failure. We determined that the acquired IPR&D was not yet technologically feasible and that it had no future alternative uses. Actelion is leading the development effort of tezosentan and the project is currently in Phase III clinical trials. R&D expenses as a percent of revenues are expected to vary over the next several periods dependent on possible in-licensing agreements and as products progress through late-stage clinical trials.

Marketing, General and Administrative: Marketing, general and administrative expenses increased in the first quarter of 2000 from the comparable period in 1999 due to an increase in marketing and selling expenses in support of our bio-oncology products, including the Rituxan profit-sharing expense. This increase is partially offset by a decrease in general and administrative expenses related to royalties and the write-down of certain biotechnology investments.

Special Charge: The first quarter of 1999 included a $50.0 million legal settlement related to a federal investigation of our past clinical, sales and marketing activities associated with human growth hormone.

Recurring Charges Related to Redemption: We began recording recurring charges related to the Redemption and push-down accounting in the third quarter of 1999. These charges were approximately $98.6 million in the first quarter of 2000 and were comprised of $95.3 million for the amortization of intangibles and goodwill, and $3.3 million of compensation expense related to alternative arrangements provided at the time of the Redemption for certain holders of some of the unvested options under the 1996 Stock Option/Stock Incentive Plan.

Interest Expense: Interest expense will fluctuate depending on the amount of capitalized interest related to the amount of construction projects.
Interest expense, net of amounts capitalized, relates to interest on our 5% convertible subordinated debentures.

                                             Three Months Ended
                                                  March 31,
                                  ----------------------------------------
                                         2000                  1999
                                  ------------------    ------------------    Pro Forma
INCOME TAX                        Actual   Pro Forma    Actual   Pro Forma     % Change
------------------------------    ------   ---------    ------   ---------    ---------
Income tax (benefit) provision    $ (7.7)   $  33.5     $ 22.9    $  28.8          16%

Income Tax: The tax provision benefit of $7.7 million for the first quarter of 2000 consists of tax expense of $33.5 million on pretax income excluding the impact of push-down accounting, and tax benefits of $41.2 million related to push-down accounting. The tax provision of $22.9 million for the first quarter of 1999 consists of tax expense of $28.8 million on pretax income excluding the legal settlement charge, and tax benefits of $5.9 million on such charge.

     Our effective tax rate was 23% for the first quarter of 2000 and reflects the non-deductibility of goodwill amortization. The 23% tax rate is lower than the 61% tax rate for the comparable period in 1999. The tax rate for the first quarter of 1999 reflects the non-deductibility of certain legal settlement charges.

     The pro forma effective tax rate of 31% in the first quarter of 2000 is lower than the tax rate of 33% in the first quarter of 1999. The decrease in the rate is primarily due to increased R&D tax credits.


                                           Three Months Ended
                                                March 31,
                                ----------------------------------------
                                       2000                  1999
                                ------------------    ------------------    Pro Forma
NET INCOME (LOSS)               Actual   Pro Forma    Actual   Pro Forma     % Change
--------------------------      ------   ---------    ------   ---------    ---------
Net income (loss)               $(25.9)   $ 74.7      $ 14.4    $ 58.5          28%
Earnings (loss) per share:
    Basic                       $(0.10)   $ 0.29      $ 0.06    $ 0.23          26%
    Diluted                     $(0.10)   $ 0.28      $ 0.05    $ 0.22          27%

Net Income (Loss): The net loss for the first quarter of 2000 primarily reflects recurring charges for the amortization of goodwill and other intangible assets related to the Redemption and push-down accounting, and costs related to the sale of inventory that was written up at the Redemption. The earnings per share decrease in the first quarter of 2000 compared to the first quarter of 1999 was a result of these charges and costs, partly offset by lower earnings in the first quarter of 1999 related to the legal settlement.

     Pro forma net income, which excludes charges related to the Redemption and push-down accounting, for the first quarter of 2000 was $74.7 million, a 28% increase from the comparable period in 1999. The increase in 2000, represents revenue growth primarily driven by sales of our bio-oncology products, Herceptin and Rituxan, higher contract and other revenues, and lower general and administrative expenses. The revenue growth and lower general and administrative expenses were offset in part by higher cost of sales, R&D expenses and marketing and sales expenses.

In-Process Research and Development: At June 30, 1999, the Redemption date, we determined that the acquired in-process technology was not technologically feasible and that the in-process technology had no future alternative uses. As a result, $500.5 million of in-process research and development, or IPR&D, related to Roche's 1990 through 1997 purchases of our Common Stock was charged to retained earnings, and $752.5 million of IPR&D related to the Redemption was charged to operations at June 30, 1999.

     The amounts of IPR&D were determined based on an analysis using the risk-adjusted cash flows expected to be generated by the products that result from the in-process projects. The forecast data used in the analysis was based on internal product level forecast information maintained by our management in the ordinary course of managing the business. The inputs used by us in analyzing IPR&D were based on assumptions, which we believed to be reasonable but which were inherently uncertain and unpredictable. These assumptions may be incomplete or inaccurate, and no assurance can be given that unanticipated events and circumstances will not occur.

     A brief description of projects that were included in the IPR&D charge is set forth below, including an estimated percentage of completion as of June 30, 1999, the Redemption date. Projects subsequently added to the research and development pipeline are not included. Except as otherwise noted below, there have been no significant changes to the projects since the Redemption date. We do not track all costs associated with research and development on a project-by-project basis. Therefore, we believe a calculation of cost incurred as a percentage of total incurred project cost as of the FDA approval is not possible. We estimate, however, that the research and development expenditures that will be required to complete the in-process projects will total at least $750.0 million, as compared to $700.0 million as of the Redemption date. This estimate reflects an increase in certain cost estimates related to early stage projects partially offset by decreases in cost to complete estimates for other projects.

     The foregoing discussion of our IPR&D projects, and in particular the following table and subsequent paragraphs regarding the future of these projects, our additional product programs and our process technology program include forward-looking statements that involve risks and uncertainties, and actual results may vary materially. For a discussion of risk factors that may affect projected completion dates and the progress of research and development, see "Forward-Looking Information and Cautionary Factors that May Affect Future Results - The Results of Our Research and Development Are Unpredictable," "- Protecting Our Proprietary Rights Is Difficult and Costly" and "- Our Products Are Subject to Governmental Regulations and Approvals."

                                                                             As of the Redemption Date, June 30, 1999
                                                                          --------------------------------------------
                                                                          PHASE OF        SUBSTANTIAL
PROJECT                             DESCRIPTION/INDICATION                DEVELOPMENT     COMPLETION DATE   % COMPLETE
--------------------------------    ----------------------------------    -------------   ---------------   ----------
Nutropin Depot                      long-acting dosage form of            Awaiting              2000             85%
                                    recombinant growth hormone            Regulatory
                                                                          Approval

TNKase second                       acute myocardial infarction           Awaiting              2000             90%
  generation t-PA                                                         Regulatory
                                                                          Approval

Anti-IgE antibody                   allergic asthma, seasonal             Phase III             2001             75%
                                    allergic rhinitis

Pulmozyme                           early-stage cystic fibrosis           Phase III             2003             75%

Dornase alfa AERx, trademark,       cystic fibrosis                       Preparing for         2003             45%
  Delivery System                                                         clinical
                                                                          testing




Rituxan antibody                    intermediate- and high-grade          Phase III             2004             60%
                                    non-Hodgkin's lymphoma

Xubix (sibrafiban)                  orally administered inhibitor of      Phase III             2000             65%
  oral IIb/IIIa antagonist          platelet aggregation

Activase t-PA                       intravenous catheter clearance        Preparing             1999             90%
                                                                          for Phase III

Anti-CD11a antibody (hull24)        psoriasis                             Preparing             2003             50%
                                                                          For Phase III

Herceptin antibody                  adjuvant therapy for breast           Preparing             2007             45%
                                    cancer                                for Phase III

Thrombopoietin (TPO)                thrombocytopenia related to           Preparing             2002             55%
                                    cancer treatment                      for Phase III

Anti-CD18 antibody                  acute myocardial infarction           Phase II              2004             55%

Anti-VEGF antibody                  colorectal and lung cancer            Phase II              2003          35-40%

Herceptin antibody                  other tumors                          Phase II              2004          40-45%

AMD Fab                             age-related macular degeneration      Preparing             2004             20%
                                                                          for Phase I

LDP-02                              inflammatory bowel disease            Phase Ib/IIa          2005             30%

     Our IPR&D at the Redemption date included a process technology program. The process technology program included the research and development of ideas and techniques that could improve the bulk production of antibodies, including cell culture productivity, and streamlined and improved recovery processes, and improvements in various areas of pharmaceutical manufacturing. We estimated that the process technology program was approximately 50% complete at the Redemption date.

     The significant changes to the projects in the IPR&D charge since the Redemption date through March 31, 2000, include:

- Nutropin Depot sustained-release growth hormone - project was substantially completed in 1999.
- Anti-IgE antibody - project has moved from Phase III studies to preparing FDA filing.
- Xubix (sibrafiban) oral IIb/IIIa antagonist - project has been discontinued.
- Anti-VEGF antibody - project has moved from Phase II studies to preparing for Phase III studies.
-  Dornase alfa AERx - project has moved to Phase IIa studies.
-  Activase t-PA - project has moved to Phase III.
-  Anti-CD11a antibody - project has moved to Phase III.
- Herceptin antibody for adjuvant therapy for breast cancer - project has moved to Phase III.
-  Thrombopoietin (TPO) - project has moved to Phase III.
-  LDP-02 - project has moved to Phase II studies.

LIQUIDITY AND CAPITAL RESOURCES           March 31, 2000    December 31, 1999
--------------------------------------    --------------    -----------------
Cash and cash equivalents, short-term
  investments and long-term marketable
  securities                                $ 1,911.8           $ 1,957.4
Working capital                             $ 1,006.9               842.4

We used cash generated from operations, income from investments and proceeds from stock issuances to fund operations, purchase marketable securities and make capital and equity investments.

Cash and cash equivalents, short-term investments and long-term marketable securities at March 31, 2000, decreased from December 31, 1999. The decrease was primarily used to fund operations. Working capital increased by $164.5 million in the first quarter of 2000 from December 31, 1999.

Capital expenditures totaled $28.2 million in the first quarter of 2000 compared to $18.2 million in the comparable period of 1999. The increase in 2000 compared to 1999 was primarily due to an increase in equipment purchases and an initial payment for an additional manufacturing facility.

We believe that our cash, cash equivalents and short-term investments, together with funds provided by operations and leasing arrangements, will be sufficient to meet our foreseeable operating cash requirements. In addition, we believe we could access additional funds from the debt and, under certain circumstances, capital markets. See also "A Variety of Factors Could Affect Our Cash Position" below for factors that could negatively affect our cash position.


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

- the effectiveness and safety of our various products as determined both in clinical testing and by the accumulation of additional information on each product after it is approved for sale;

- the rate of adoption and use of our products for approved indications and additional indications;

- the potential introduction of new products and additional indications for existing products in 2000 and beyond; and


                                    Page 23
- the ability to manufacture sufficient quantities of any particular marketed product.

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

     Our certificate of incorporation includes provisions relating to competition by Roche with us, allocations of corporate opportunities, transactions with interested parties and intercompany agreements and provisions limiting the liability of certain people. Our certificate of incorporation provides that any person purchasing or acquiring an interest in shares of our capital stock shall be deemed to have consented to the provisions in the certificate of incorporation relating to competition with Roche, conflicts of interest, corporate opportunities and intercompany agreements, and such consent may restrict such person's ability to challenge transactions carried out in compliance with such provisions. Persons who are directors and/or officers of Genentech and who are also directors and/or officers of Roche may choose to take action in reliance on such provisions rather than act in a manner that might be favorable to us but adverse to Roche. Two of our directors currently serve as directors, officers and employees of Roche Holding Ltd and its affiliates.

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

We Face Growing and New Competition

We face growing competition in two of our therapeutic markets and expect new competition in a third market. First, in the thrombolytic market, Activase has lost market share and could lose additional market share to Centocor's Retavase, registered trademark, either alone or in combination with the use of another Centocor product, ReoPro, registered trademark, (abciximab); the resulting adverse effect on sales could be material. Retavase received approval from the FDA in October 1996 for the treatment of acute myocardial infarction. There is also an increasing use of mechanical reperfusion in lieu of thrombolytic therapy for the treatment of acute myocardial infarction, which we expect to continue.

     Second, in the growth hormone market, we continue to face increased competition from four other companies currently selling growth hormone and an additional company which may enter the market in the near future. As a result of that competition, we have experienced a loss in new patient market share. The four competitors have also received approval to market their existing human growth hormone products for additional indications. As a result of this competition, our sales of Protropin, Nutropin and Nutropin AQ may decline, perhaps significantly.

     Third, in the non-Hodgkin's lymphoma market, Coulter Pharmaceuticals Inc., or Coulter, is expected to file a revised Biologics License
Application, or BLA, in 2000 for a product that may compete with our product Rituxan. We are also aware of other potentially competitive biologic therapies for non-Hodgkin's lymphoma in development.

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

In Connection with the Redemption of Our Special Common Stock We Recorded Substantial Goodwill and Other Intangibles, the Amortization of Which Will Adversely Affect Our Earnings

As a result of the redemption of our Special Common Stock, Roche owned all of our outstanding stock. Consequently, push-down accounting under generally accepted accounting principles was required. Push-down accounting required us to establish a new accounting basis for our assets and liabilities, based on Roche's cost in acquiring all of our stock. In other words, Roche's cost of acquiring Genentech was "pushed down" to us and reflected in our financial statements. Push-down accounting required us to record goodwill and other intangible assets of approximately $1,706.0 million and $1,499.0 million, respectively, during the second quarter of 1999. The amortization of this goodwill and other intangible assets will have a significant negative impact on our financial results in future years. In addition, we will continuously evaluate whether events and circumstances have occurred that indicate the remaining balance of this and other intangible assets may not be recoverable. When factors indicate that assets should be evaluated for possible impairment, we may be required to reduce the carrying value of our intangible assets, which could have a material adverse effect on our financial condition and results of operations during the periods in which such a reduction is recognized. For more information about push-down accounting, see the "Redemption of Our Special Common Stock" note in the Notes to Condensed Consolidated Financial Statements.

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

Our Products Are Subject to Governmental Regulations and Approvals

The pharmaceutical industry is subject to stringent regulation with respect to product safety and efficacy by various federal, state and local authorities. Of particular significance are the FDA's requirements covering research and development, testing, manufacturing, quality control, labeling and promotion of drugs for human use. A pharmaceutical product cannot be marketed in the United States until it has been approved by the FDA, and then can only be marketed for the indications and claims approved by the FDA. As a result of these requirements, the length of time, the level of expenditures and the laboratory and clinical information required for approval of a New Drug Application, or NDA, or a BLA are substantial and can require a number of years. In addition, after any of our products receive regulatory approval, it is subject to ongoing FDA regulation, including, for example, changes to its label and product recall. We cannot be sure that we can obtain necessary regulatory approvals on a timely basis, if at all, for any of the products we are developing or that we can maintain necessary regulatory approvals for our existing products, and all of the following could have a material adverse effect on our business:

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

Difficulties or Delays in Product Manufacturing Could Harm Our Business

We currently produce all of our products at our manufacturing facility located in South San Francisco, California or through various contract manufacturing arrangements. We expect to gain licensure of a new manufacturing facility in Vacaville, California in the second quarter of 2000. Problems with any of our or our contractor's manufacturing processes could result in product defects, which could require us to delay shipment of products or recall products previously shipped. In addition, any prolonged interruption in the operations of our or our contractor's manufacturing facilities could result in cancellations of shipments. A number of factors could cause interruptions, including equipment malfunctions or failures, or damage to a facility due to natural disasters or otherwise. Because Genentech's and our contractor's manufacturing processes are highly complex and are subject to a lengthy FDA approval process, we cannot assure you that alternative qualified production capacity would be available on a timely basis or at all. Difficulties or delays in our and our contractor's manufacturing could increase our costs, cause us to lose revenue or market share and damage our reputation.

A Variety of Factors Could Affect Our Cash Position

We believe that our cash, cash equivalents and short-term investments, together with funds provided by operations and leasing arrangements, will be sufficient to meet our foreseeable operating cash requirements. In addition, we believe we could access additional funds from the debt and, under certain circumstances, capital markets. Factors that could negatively affect our cash position include, but are not limited to, future levels of our product sales, royalty and contract revenues, expenses, in-licensing activities, including the timing and amount of related development funding or milestone payments, acquisitions, capital expenditures and the amount of any stock repurchased under any stock repurchase program. The affiliation agreement with Roche requires us to, among other things, establish a stock repurchase program designed to maintain Roche's percentage ownership interest in our Common Stock. While the dollar amounts associated with these future purchases cannot currently be estimated, such stock repurchases could have a material adverse effect on our cash position and may have the effect of limiting our ability to use our capital stock as consideration for acquisitions. For more information you should read "Relationship with Roche
- Right to Maintain its Percentage Ownership Interest in Our Stock."

We Are Subject to a Variety of Factors Could Affect Our Income Tax Rate

Our annual effective tax rate will be higher than the statutory rate primarily as a result of nondeductible goodwill amortization. In addition, our effective tax rate is dependent upon several other factors including, but not limited to, changes in tax laws and rates, interpretation of existing tax laws, future levels of research and development spending, the outcome of clinical trials of certain development products, our success in commercializing such products, potential competition regarding the products and non-deductible items.

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

     To mitigate this risk, we hedge certain of our anticipated revenues by purchasing option contracts with expiration dates and amounts of currency that are based on 25% to 90% of probable future revenues so that the potential adverse impact of movements in currency exchange rates on the non-dollar denominated revenues will be at least partly offset by an associated increase in the value of the option. Currently, the duration of these options is generally one to three years. We may also enter into foreign currency forward contracts to lock in the dollar value of a portion of these anticipated revenues. To hedge the non-dollar denominated investment portfolio, we enter into forward contracts.

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

Recent Pronouncement Could Impact Our Financial Position and Results of
Operations

In July 1999, the Financial Accounting Standards Board, or FASB, announced the delay of the effective date of Statement of Financial Accounting Standards 133, or FAS 133, "Accounting for Derivative Instruments and Hedging Activities," for one year, to the first quarter of 2001. FAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires companies to recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting under FAS 133. The impact of FAS 133 on our financial position and results of operations is not expected to be material.

On March 31, 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation," which provides guidance on several implementation issues related to Accounting Principles Board Opinion No. 25. The most significant are clarification of the definition of employee for purposes of applying Opinion 25 and the accounting for options that have been repriced. Under the interpretation, the employer-employee relationship would be based on case law and Internal Revenue Service regulations. The FASB granted an exception to this definition for outside directors. Under the interpretation, repriced options effectively changed the terms of the plan, which would make it a variable plan subject to compensation expense. We currently do not have any options that have been repriced. The impact of the interpretation on our financial position and results of operations is not expected to be material.

In March 2000, the Securities and Exchange Commission delayed the implementation date of Staff Accounting Bulletin No. 101, or SAB 101, "Revenue Recognition in Financial Statements," for companies with fiscal years that begin between December 16, 1999 and March 15, 2000, to the second quarter of 2000. SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. We will adopt SAB 101 as required in the second quarter of 2000 and we are currently evaluating the effect that such adoption may have on our financial position and results of operations.

We Are Exposed to Credit Risk of Counterparties

We could be exposed to losses related to the financial instruments described above under "We are Exposed to Market Risk" should one of our counterparties default. We attempt to mitigate this risk through credit monitoring procedures.

                               GENENTECH, INC.
                         PART II.  OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS

In connection with our patent infringement litigation with Glaxo Wellcome, on or about January 10, 2000, Glaxo filed a request with the Court to add additional patent infringement claims to the suit under Glaxo's U.S. Patent No. 5,633,162. On March 15, 2000, the Court denied that request.

In connection with our patent infringement litigation with Bio-Technology General Corporation, or BTG, a jury trial of BTG's patent invalidity claim began on January 10, 2000. On January 18, 2000, the jury returned a verdict in Genentech's favor on a certain factual issue underlying BTG's invalidity claim, but the judge nevertheless entered judgement in favor of BTG and lifted the preliminary injunction that had been in effect against BTG since 1995. On February 23, 2000, we filed a motion with the Federal Circuit requesting that the injunction against BTG be reinstated pending appeal and for an expedited appeal. On May 8, 2000, the Federal Circuit denied our motion.

See also Item 3 of the Company's report on Form 10-K for the period ended December 31, 1999.

See also the Legal Proceedings note in the Notes to Condensed Consolidated Financial Statements of Part I.


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            (a)  Exhibits

                 15.1   Letter re:   Unaudited Interim Financial Information

                 27.1   Financial Data Schedule

            (b)  Reports on Form 8-K

                 There were no other reports on Form 8-K filed during the quarter ended March 31, 2000.


ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


Genentech's market risk disclosures set forth in the 1999 Annual Report to Stockholders have not changed significantly.

                               GENENTECH, INC.
                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


   Date:  May 10, 2000                           GENENTECH, INC.



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