Form 10-Q
period 2000-06-30
GENENTECH INC
filed 2000-08-11
CIK 318771

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC  20549

                                  FORM 10-Q

(Mark One)

X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended June 30, 2000.

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                                          Number of Shares Outstanding
-----                                          -----------------------------
Common Stock $0.02 par value                   260,881,413
                                               Outstanding at June 30, 2000

                               GENENTECH, INC.
                                    INDEX


PART I.     FINANCIAL INFORMATION                                    PAGE NO.

Condensed Consolidated Statements of Operations -
for the three months and six months ended June 30, 2000 and 1999          3

Condensed Consolidated Statements of Cash Flows -
for the three months and six months ended June 30, 2000 and 1999          4

Condensed Consolidated Balance Sheets -
June 30, 2000 and December 31, 1999                                       5

Notes to Condensed Consolidated Financial Statements                   6-13

Independent Accountants' Review Report                                   14

Financial Review                                                      15-37

PART II.     OTHER INFORMATION                                           38

SIGNATURES                                                               40


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

PART I.  FINANCIAL INFORMATION

               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (thousands, except per share amounts)
                                 (unaudited)


                                                          Three Months                Six Months
                                                         Ended June 30,             Ended June 30,
                                                    ------------------------   ------------------------
                                                        2000         1999          2000         1999
                                                    -----------  -----------   -----------  -----------
Revenues:
  Product sales (including amounts from
    related parties: three months -
    2000-$17,639; 1999-$13,374; six months -
    2000-$41,766; 1999-$26,998)                     $   309,414  $   269,355   $   592,592  $   503,424
  Royalties (including amounts from related
    parties: three months - 2000-$11,021;
    1999-$8,870; six months - 2000-$21,826;
    1999-$20,111)                                        49,643       45,986        96,987       92,604
  Contract and other (including amounts from
    related parties: three months -
    2000-$1,489; 1999-$15,675; six months -
    2000-$1,489; 1999-$19,944)                           32,349       57,915        66,045       77,181
  Interest                                               22,262       21,986        43,736       44,385
                                                     ----------  -----------   -----------  -----------
     Total revenues                                     413,668      395,242       799,360      717,594

Costs and expenses:
  Cost of sales (including amounts from
    related parties: three months -
    2000-$15,439; 1999-$11,145; six months -
    2000-$35,329; 1999-$21,931)                          97,657       52,681       203,792       98,404
  Research and development (including
    contract related: three months -
    2000-$6,114; 1999-$6,566; six months -
    2000-$10,671; 1999-$14,426)                         115,563       94,211       226,969      184,951
  Marketing, general and administrative                 117,156      117,372       219,103      214,573
  Special charges:
    Legal settlement                                          -            -             -       50,000
    Related to redemption                                     -    1,147,304             -    1,147,304
  Recurring charges related to redemption                98,072            -       196,619            -
  Interest                                                1,240        1,356         2,526        2,719
                                                     ----------  -----------   -----------  -----------
    Total costs and expenses                            429,688    1,412,924       849,009    1,697,951

Income (loss) before taxes                              (16,020)  (1,017,682)      (49,649)    (980,357)

Income tax (benefit) provision                           (1,860)     (94,490)       (9,584)     (71,580)
                                                    -----------  -----------   -----------  -----------
Net income (loss)                                   $   (14,160) $  (923,192)  $   (40,065) $  (908,777)
                                                    ===========  ===========   ===========  ===========
Earnings (loss) per share:
  Basic                                             $     (0.05) $     (3.59)  $     (0.15) $     (3.55)
                                                    ===========  ===========   ===========  ===========
  Diluted                                           $     (0.05) $     (3.59)  $     (0.15) $     (3.55)
                                                    ===========  ===========   ===========  ===========
Weighted average shares used to compute
  earnings (loss) per share:
  Basic                                                 260,616      256,961       260,091      256,184
                                                    ===========  ===========   ===========  ===========
  Diluted                                               260,616      256,961       260,091      256,184
                                                    ===========  ===========   ===========  ===========



          See Notes to Condensed Consolidated Financial Statements.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (thousands)
                                  (unaudited)


                                                                  Six Months
                                                                 Ended June 30,
                                                              ---------------------
                                                                 2000        1999
                                                              ---------   ---------
Cash flows from operating activities:
  Net (loss)                                                  $ (40,065)   $(908,777)
  Adjustments to reconcile net (loss) to net cash
   provided by (used in) operating activities:
     Depreciation and amortization                              237,832       44,317
     In-process research and development                              -      752,500
     Non-cash compensation related to stock options,
       net of tax                                                     -       61,353
     Write-up of securities available-for-sale                        -      (20,337)
     Amortization of inventory write-up                          74,652            -
     Deferred income taxes                                      (79,647)    (114,672)
     Gain on sales of securities available-for-sale             (55,683)     (12,283)
     Loss on sales of securities available-for-sale               2,554          921
     Write down of securities available-for-sale                      -        8,467
     Write down of non-marketable equity securities                   -          432
     Loss (gain) on fixed asset dispositions                        500          (16)
  Changes in assets and liabilities:
     Investments in trading securities                          (13,947)      (4,944)
     Receivables and other current assets                         6,079      (38,643)
     Inventories                                                (39,596)      10,333
     Accounts payable, other current liabilities
       and other long-term liabilities                         (107,087)     344,920
                                                              ---------   ----------
  Net cash (used) provided by operating activities              (14,408)     123,571

Cash flows from investing activities:
  Purchases of securities held-to-maturity                            -     (186,612)
  Proceeds from maturities of securities held-to-maturity             -      150,357
  Purchases of securities available-for-sale                   (196,990)    (300,254)
  Proceeds from sales of securities available-for-sale          190,986      257,752
  Purchases of non-marketable equity securities                  (1,660)     (39,177)
  Capital expenditures                                          (53,571)     (41,513)
  Change in other assets                                        (20,357)     (17,721)
                                                              ---------   ----------
  Net cash used in investing activities                         (81,592)    (177,168)

Cash flows from financing activities:
  Stock issuances                                                95,150       64,291
                                                              ---------   ----------
  Net cash provided by financing activities                      95,150       64,291
                                                              ---------   ----------
Net (decrease) increase in cash and cash equivalents               (850)      10,694
  Cash and cash equivalents at beginning of period              337,682      281,162
                                                              ---------   ----------
  Cash and cash equivalents at end of period                  $ 336,832   $  291,856
                                                              =========   ==========


          See Notes to Condensed Consolidated Financial Statements.

                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (thousands)
                                  (unaudited)


                                                        June 30,       December 31,
                                                          2000             1999
                                                      ------------     ------------
ASSETS
Current assets:
  Cash and cash equivalents                           $    336,832     $    337,682
  Short-term investments                                   429,619          405,003
  Accounts receivable, net (including amounts
    from related party: 2000-$58,142; 1999-$33,234)        262,140          214,785
  Inventories                                              240,190          275,245
  Deferred tax assets                                      114,275           81,922
  Prepaid expenses and other current assets                 28,981           11,870
                                                      ------------     ------------
     Total current assets                                1,412,037        1,326,507

Long-term marketable securities                          1,334,683        1,214,757
Property, plant and equipment (net of accumulated
  depreciation: 2000-$562,955; 1999-$519,496)              739,698          730,086
Goodwill (net of accumulated amortization:
  2000-$768,208; 1999-$690,887)                          1,551,401        1,628,722
Other intangible assets (net of accumulated
  amortization: 2000-$1,178,704; 1999-$1,062,181)        1,353,040        1,453,268
Other long-term assets                                     170,293          201,101
                                                      ------------     ------------
Total assets                                          $  6,561,152     $  6,554,441
                                                      ============     ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                    $     40,570     $     33,123
  Accrued liabilities - related party                       12,854           14,960
  Other accrued liabilities                                242,197          436,044
                                                      ------------     ------------
     Total current liabilities                             295,621          484,127

Long-term debt                                             149,692          149,708
Deferred tax liabilities                                   629,810          626,466
Other long-term liabilities                                 19,334           11,335
                                                      ------------     ------------
     Total liabilities                                   1,094,457        1,271,636

Commitments and contingencies

Stockholders' equity:
  Preferred stock                                                -                -
  Common stock                                               5,218            5,162
  Additional paid-in capital                             7,351,854        7,191,766
  Retained earnings (accumulated deficit)               (2,213,687)      (2,173,622)
  Accumulated other comprehensive income                   323,310          259,499
                                                      ------------     ------------
     Total stockholders' equity                          5,466,695        5,282,805
                                                      ------------     ------------
Total liabilities and stockholders' equity            $  6,561,152     $  6,554,441
                                                      ============     ============


          See Notes to Condensed Consolidated Financial Statements.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (unaudited)


Note 1.     Statement of Accounting Presentation and Significant Accounting
            Policies

In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of adjustments of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three- and six-month periods ended June 30, 2000 and 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. The condensed consolidated balance sheet as of December 31, 1999 has been derived from the audited financial statements as of that date. For further information, refer to the consolidated financial statements and notes thereto included in our Annual Report to Stockholders for the year ended December 31, 1999.

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Revenue Recognition: Revenue is generally recognized when all significant contractual obligations have been satisfied and collection of the resulting receivable is reasonably assured. Revenue from product sales is recognized at the time products are shipped to customers, with allowances established for estimated product returns and discounts. Royalties from licensees based on third parties sales are recorded as earned. Research and development contract revenues from cost-reimbursement agreements are recorded as the related expenses are incurred, up to the contractual limits. Payments received that are related to future performance are deferred and recorded as revenues as they are earned over specified future performance periods. Research and development payments for which no services are required to be performed in the future are recognized as revenues upon receipt of such payments. Revenues related to nonrefundable, upfront fees are recognized over the period of the contractual arrangements as performance obligations related to the services to be provided have been satisfied or products have been delivered. Rental revenue is recognized proportionately over the contract term.

Recent Pronouncements: In July 1999, the Financial Accounting Standards Board, or FASB, announced the delay of the effective date of Statement of Financial Accounting Standards 133, or FAS 133, "Accounting for Derivative Instruments and Hedging Activities," for one year, to the first quarter of 2001. Also, in June 2000, the FASB issued FAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." FAS 133 as amended by FAS 138 is intended to be comprehensive guidance on accounting for derivatives and hedging activities. It requires companies to recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting under FAS 133 and 138. The impact of FAS 133 and 138 on our financial position and results of operations is not expected to be material.

On March 31, 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation," which provides guidance on several implementation issues related to Accounting Principles Board Opinion No. 25. The most significant of which are clarification of the definition of employee for purposes of applying Opinion 25 and the accounting for options that have been repriced. Under the interpretation, the employer-employee relationship would be based on case law and Internal Revenue Service regulations. The FASB granted an exception to this definition for outside directors. Under the interpretation, a modification that reduces the exercise price of a fixed stock option award, commonly referred to as repricing, effectively changes the terms of the award to a variable award subject to compensation expense. We currently do not have any options that have been repriced. The impact of the interpretation on our financial position and results of operations is not material.

In June 2000, the Securities and Exchange Commission delayed the implementation date of Staff Accounting Bulletin No. 101, or SAB 101, "Revenue Recognition in Financial Statements," until no later than the fourth quarter of 2000. SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. We will adopt SAB 101 as required in the fourth quarter of 2000 and we are currently evaluating the effect that such adoption, and the related "Frequently Asked Questions" document, may have our financial position and results of operations.


Note 2.     Redemption of Our Special Common Stock

Basis of Presentation

On June 30, 1999, we redeemed all of our outstanding Special Common Stock held by stockholders other than Roche Holdings, Inc., commonly known as Roche, at a price of $41.25 per share in cash with funds deposited by Roche for that purpose. We refer to this event as the "Redemption." As a result, Roche's percentage ownership of our outstanding Common Stock increased from 65% to 100%. Roche accounted for the Redemption as a purchase of a business. Consequently, push-down accounting was required under generally accepted accounting principles to reflect in our consolidated financial statements the amounts paid for our stock in excess of our net book value at the date of the Redemption. Under this method of accounting, our assets and liabilities, including other intangible assets, were recorded at their fair values not to exceed the aggregate purchase price plus Roche's transaction costs at June 30, 1999. Roche purchased 60% in 1990 and 5% in 1991 through 1997 of our outstanding stock. In June 1999, we redeemed all of our Special Common Stock held by stockholders other than Roche resulting in Roche owning 100% of our Common Stock. The push-down effect of Roche's aggregate purchase price and the Redemption price in our consolidated balance sheet as of June 30, 1999 was allocated based on Roche's ownership percentages as if the purchases occurred at the original purchase dates for the 1990 and 1991 through 1997 purchases, and at June 30, 1999 for the Redemption. Management of Genentech determined the values of tangible and intangible assets, including in-process research and development, used in allocating the purchase prices. The aggregate purchase prices for the acquisition of all our outstanding shares, including Roche's estimated transaction costs of $10.0 million, was $6,604.9 million, consisting of approximately $2,843.5 million for the 1990 and 1991 through 1997 purchases and approximately $3,761.4 million for the Redemption.

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
                                            =========  =========   =========

Push-Down Accounting Adjustments

The following is a description of accounting adjustments that reflect push-down accounting in our financial statements. These adjustments were based on management's estimates of the value of the tangible and intangible assets acquired:

- The estimated useful life of the inventory adjustment to fair value resulting from the Redemption is approximately one year based upon the expected time to sell inventories on hand at June 30, 1999. We recorded amortization expense of $31.4 million in the second quarter of 2000 and $74.7 million in the first six months of 2000 related to the inventory adjustment. The entire inventory adjustment related to Roche's 1990 through 1997 purchases was reflected as a charge to retained earnings.

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

- We recorded amortization expense related to goodwill and other intangible assets of $95.3 million during the second quarter of 2000 and $190.5 million in the first six months of 2000.

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

- In connection with the Redemption, options under the 1996 Stock Option/Stock Incentive Plan, or the Plan, were cancelled. Alternative arrangements were provided for certain holders of some of the unvested options under the Plan. We recorded compensation expense related to these alternative arrangements of $2.8 million in the second quarter of 2000 and $6.1 million in the first six months of 2000.


Note 3.     Relationship with Roche

On June 30, 1999, Roche exercised its option to cause us to redeem all of our Special Common Stock held by stockholders, other than Roche, at a price of $41.25 per share in cash with funds deposited by Roche for such purpose and we retired all of the shares of Special Common Stock including those held by Roche. As a result, Roche owned 100% of our outstanding Common Stock. On July 23, 1999, Roche completed a public offering of 44 million shares of our Common Stock. On October 26, 1999, Roche completed a public offering of 40 million shares of our Common Stock. On January 19, 2000, Roche completed an offering of zero-coupon notes that are exchangeable for an aggregate of 6,517,309 shares of our Common Stock held by Roche. On March 29, 2000, Roche completed a public offering of 17.3 million shares of our Common Stock. Roche's percentage ownership of our Common Stock was 58.8% at June 30, 2000.

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


Note 4.     Earnings (Loss) Per Share

We excluded potentially dilutive securities composed of incremental common shares issuable upon the exercise of stock options from the diluted loss per share for the three- and six-month periods ended June 30, 2000 and 1999 because of their anti-dilutive effect.


Note 5.     Comprehensive Income

Comprehensive income is comprised of net income and other comprehensive income. Other comprehensive income includes certain changes in equity that are excluded from net income. Specifically, unrealized holding gains and losses on our available-for-sale securities, which were reported separately in stockholders' equity, are included in accumulated other comprehensive income. Comprehensive income (loss) and its components for the three- and six-month periods ended June 30, 2000 and June 30, 1999 are as follows (in thousands):


                                    Three Months              Six Months
                                   Ended June 30,           Ended June 30,
                                --------------------     --------------------
                                  2000        1999         2000        1999
                                --------   ---------     --------   ---------
Net (loss)                      $(14,160)  $(923,192)    $(40,065)  $(908,777)
Change in unrealized
  gain (loss) on securities
  available-for-sale              27,055     (11,586)      63,811     (21,495)
                                --------   ---------     --------   ---------
Comprehensive income (loss)     $ 12,895   $(934,778)    $ 23,746   $(930,272)
                                ========   =========     ========   =========


Note 6.     Legal Proceedings

We are a party to various legal proceedings, including patent infringement litigation relating to our human growth hormone products and antibody products, licensing and contract disputes, and other matters.

On May 28, 1999, Glaxo Wellcome Inc. filed a patent infringement lawsuit against us in the U.S. District Court in Delaware. The suit asserts that we infringe four U.S. patents owned by Glaxo Wellcome. Two of the patents relate to the use of specific kinds of monoclonal antibodies for the treatment of human disease, including cancer. The other two patents asserted against us relate to preparations of specific kinds of monoclonal antibodies which are made more stable and the methods by which such preparations are made. We have been served with the complaint. The complaint fails to specify which of our products or methods of manufacture are allegedly infringing the four patents at issue. However, we believe that the suit relates to the manufacture, use and sale of our Herceptin and Rituxan antibody products. On July 19, 1999, we filed our answer to Glaxo's complaint, and in our answer we also stated counterclaims against Glaxo. The judge has scheduled the trial of this suit to begin January 29, 2001. On or about January 10, 2000, Glaxo filed a request with the Court to add additional patent infringement claims to the suit under Glaxo's U.S. Patent No. 5,633,162. On March 15, 2000, the Court denied that request.

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

     Genentech and BTG each filed appeals with the Federal Circuit relating to the proceedings in the District Court, and those appeals are now pending. Genentech filed its appeal brief with the Federal Circuit on May 15, 2000. BTG filed its appeal brief on July 11, 2000. In it, BTG included a request that its antitrust claims against Genentech (which previously had been dismissed by the District Court) be reinstated. The Federal Circuit has not yet scheduled a date for hearing the appeals.

On June 7, 2000, Chiron Corporation filed a patent infringement suit against us in the U.S. District Court in the Eastern District of California (Sacramento), alleging that the manufacture, use, sale, and offer for sale of our Herceptin antibody product infringes Chiron's U.S. Patent No. 6,054,561. This patent relates to certain antibodies that bind to breast cancer cells and/or other cells. On August 4, 2000, we filed our answer to Chiron's complaint, and in our answer we also stated counterclaims against Chiron.
The judge has not yet scheduled the trial of this suit.

Based upon the nature of the claims made and the information available to date to us and our counsel through investigations and otherwise, we believe the outcome of these actions is not likely to have a material adverse effect on our financial position, result of operations or cash flows. However, were an unfavorable ruling to occur in any quarterly period, there exists the possibility of a material impact on the operating results of that period.

In addition to the above, in April 1999, we agreed to pay $50.0 million to settle a federal investigation relating to our past clinical, sales and marketing activities associated with human growth hormone.


Note 7.     Inventories

We recognized expense of $31.4 million in the second quarter and $74.7 million in the first six months of 2000 related to the sale of inventory that was written up as a result of the Redemption and push-down accounting. Inventories are summarized below (in thousands):

                                          June 30,       December 31,
                                            2000              1999
                                        ------------     ------------
         Raw materials and supplies       $ 20,076         $ 19,903
         Work in process                   185,996          228,092
         Finished goods                     34,118           27,250
                                        ------------     ------------
                Total                     $240,190         $275,245
                                        ============     ============

                    INDEPENDENT ACCOUNTANTS' REVIEW REPORT



The Board of Directors and Stockholders
Genentech, Inc.


We have reviewed the accompanying condensed consolidated balance sheet of Genentech, Inc. as of June 30, 2000, and the related condensed consolidated statements of operations for the three-month and six-month periods ended June 30, 2000 and 1999 and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 2000 and 1999. These financial statements are the responsibility of Genentech's management.

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





                                             ERNST & YOUNG LLP

San Jose, California
July 12, 2000

                               GENENTECH, INC.
                              FINANCIAL REVIEW


Overview

Genentech is a leading biotechnology company that uses human genetic information to discover, develop, manufacture and market human pharmaceuticals for significant unmet medical needs. Fourteen of the approved products of biotechnology stem from our science. We co-developed Rituxan with IDEC Pharmaceuticals Corporation from whom we license Rituxan. We manufacture and market nine products directly in the United States.

- Herceptin (trastuzumab) antibody for the treatment of certain patients with metastatic breast cancer whose tumors overexpress the human epidermal growth factor receptor2, or HER2, protein;

- Rituxan (rituximab) antibody for the treatment of patients with relapsed or refractory low-grade or follicular, CD20-positive B-cell non-Hodgkin's lymphoma;

- Activase (alteplase) tissue plasminogen activator, or t-PA, for the treatment of acute myocardial infarction, acute ischemic stroke within three hours of the onset of symptoms, and acute massive pulmonary embolism;

- TNKase (tenecteplase) single-bolus thrombolytic agent for the treatment of acute myocardial infarction;

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

- Nutropin Depot [somatropin (rDNA origin) for injectable suspension] encapsulated long-acting growth hormone for the treatment of pediatric growth hormone deficiency; and

- Pulmozyme (dornase alfa, recombinant) inhalation solution for the management of cystic fibrosis.

We receive royalties on sales of rituximab outside of the United States (excluding Japan), on sales of Pulmozyme and Herceptin outside of the United States and on sales of certain products in Canada from F. Hoffmann-La Roche Ltd, an affiliate of Roche Holdings, Inc., that is commonly known as Hoffmann-La Roche. We receive royalties on sales of growth hormone products and t-PA outside of the United States and Canada, and we will receive royalties on sales of rituximab in Japan through other licensees. We also receive worldwide royalties on seven additional licensed products that are marketed by other companies. Six of these products originated from our technology.

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

Relationship with Roche

On July 23, 1999, October 26, 1999, and March 29, 2000, Roche completed public offerings of our Common Stock. We did not receive any of the net proceeds from the offerings. On January 19, 2000, Roche completed an offering of zero-coupon notes that are exchangeable for an aggregate of 6,517,309 shares of our Common Stock held by Roche. As a result of the public offerings, Roche's percentage ownership of our outstanding Common Stock was reduced to approximately 58.8% at June 30, 2000.

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

RESULTS OF OPERATIONS
(dollars in millions, except per share amounts)

                                  Three Months Ended
                                       June 30,
                        -------------------------------------
                               2000                1999
                        -----------------   -----------------   Pro Forma
REVENUES                Actual  Pro Forma   Actual  Pro Forma    % Change
-------------------     ------  ---------   ------  ---------    --------
Revenues                $413.6     $413.6   $395.2     $374.9       10%
                        ======  =========   ======  =========    ========
PRODUCT SALES
-------------------
Herceptin               $ 66.7     $ 66.7   $ 46.2       46.2       44%
Rituxan                  102.8      102.8     74.4       74.4       38
Lytic                     56.8       56.8     58.1       58.1       (2)
Growth hormone            49.9       49.9     59.3       59.3      (16)
Pulmozyme                 32.3       32.3     30.6       30.6        6
Actimmune                  0.9        0.9      0.7        0.7       29
                        ------  ---------   ------  ---------    --------
Total product sales     $309.4     $309.4   $269.3     $269.3       15%
                        ======  =========   ======  =========    ========


                                   Six Months Ended
                                       June 30,
                        -------------------------------------
                               2000                1999
                        -----------------   -----------------   Pro Forma
REVENUES                Actual  Pro Forma   Actual  Pro Forma    % Change
--------------------    ------  ---------   ------  ---------   ---------
Revenues                $799.3     $799.3   $717.5     $697.2      15%
                        ======  =========   ======  =========   =========
PRODUCT SALES
--------------------
Herceptin               $135.4     $135.4   $ 86.1       86.1      57%
Rituxan                  187.9      187.9    131.5      131.5      43
Lytic                    104.3      104.3    110.1      110.1      (5)
Growth hormone           105.0      105.0    115.5      115.5      (9)
Pulmozyme                 59.1       59.1     58.8       58.8       1
Actimmune                  0.9        0.9      1.4        1.4     (36)
                        ------  ---------   ------  ---------   ---------
Total product sales     $592.6     $592.6   $503.4     $503.4      18%
                        ======  =========   ======  =========   =========

Revenues increased 10% in the second quarter of 2000 and 15% in the first six months of 2000 from the comparable periods in 1999 primarily as a result of higher product sales. These increases are further discussed below.

Total product sales increased 15% in the second quarter of 2000 and 18% in the first six months of 2000 from the comparable periods in 1999 primarily as a result of higher sales from our bio-oncology products, Rituxan and Herceptin.

Herceptin: Net sales of Herceptin increased 44% in the second quarter of 2000 and 57% in the first six months of 2000 from the comparable periods in 1999. Since the launch of Herceptin in the fourth quarter of 1998, an increase in penetration into the breast cancer market has contributed to a positive sales trend.

     On May 3, 2000, we sent a letter to physicians advising them of some serious adverse events that have been reported related to the use of Herceptin and that have occurred subsequent to its approval. In 15 patients who experienced such serious adverse events following Herceptin therapy, death ensued. Nine of these patients died within 24 hours after Herceptin administration. Most of these patients had significant pre-existing pulmonary compromise as a consequence of lung disease or malignancies that had spread to the lung. We are amending the package insert for Herceptin to include this information.

Rituxan: Net sales of Rituxan increased 38% in the second quarter of 2000 and 43% in the first six months of 2000 from the comparable periods in 1999. These increases were primarily due to increased market penetration for the treatment of B-cell non-Hodgkin's lymphoma.

Lytic: Net sales of Lytic, our two cardiovascular products, Activase and TNKase, were $56.8 million in the second quarter of 2000 and $104.3 million in the first six months of 2000. TNKase received U.S. Food and Drug Administration, or FDA, approval in early June 2000 and was launched in mid-June 2000. The full impact of TNKase sales has not yet been realized. Sales of Activase decreased in the second quarter and first six months of 2000 due to continued competition from Centocor, Inc.'s Retavase, registered trademark, and a decline in the overall size of the acute myocardial infarction market as a result of mechanical reperfusion and early intervention with other therapies.

Growth Hormone: Net sales of our four growth hormone products, Protropin, Nutropin, Nutropin AQ and Nutropin Depot, decreased 16% in the second quarter of 2000 and 9% in the first six months of 2000 from the comparable periods in 1999. These decreases were due primarily to fluctuations in distributor ordering patterns. Distributors reduced inventory levels in the second quarter partially in anticipation of the launch of Nutropin Depot. The launch occurred on June 28, 2000, therefore, Nutropin Depot sales had minimal impact on the quarter and on the first six months of 2000.

Pulmozyme: Net sales of Pulmozyme in the second quarter of 2000 were slightly higher than the comparable period of 1999. Sales of Pulmozyme in the first six months of 2000 were comparable to the first six months of 1999.


                                     Three Months Ended
                                          June 30,
                             -------------------------------------
                                  2000                1999
ROYALTIES, CONTRACT AND      -----------------   -----------------   Pro Forma
OTHER, AND INTEREST INCOME   Actual  Pro Forma   Actual  Pro Forma    % Change
--------------------------   ------  ---------   ------  ---------   ---------
Royalties                    $ 49.6     $ 49.6   $ 46.0     $ 46.0        8%
Contract and other             32.3       32.3     57.9       37.6      (14)
Interest income                22.3       22.3     22.0       22.0        1



                                      Six Months Ended
                                          June 30,
                             -------------------------------------
                                  2000                1999
ROYALTIES, CONTRACT, AND     -----------------   -----------------   Pro Forma
OTHER, AND INTEREST INCOME   Actual  Pro Forma   Actual  Pro Forma    % Change
--------------------------   ------  ---------   ------  ---------   ---------
Royalties                    $ 97.0     $ 97.0   $ 92.6     $ 92.6        5%
Contract and other             66.0       66.0     77.1       56.8       16
Interest income                43.7       43.7     44.4       44.4       (2)


Royalty Income: Royalty income increased 8% in the second quarter of 2000 and increased 5% in the first six months of 2000 from the comparable periods in 1999. These increases were due to higher third-party sales from various licensees.

Contract and Other Revenues: Contract and other revenues in the second quarter and first six months of 2000 decreased from the comparable periods in 1999 primarily as a result of higher revenues in the second quarter of 1999. In the second quarter of 1999, we recognized $20.3 million of gains related to the write-up of marketable securities as a result of push-down accounting as described above in the "Redemption of Our Special Common Stock" note in the Notes to Condensed Consolidated Financial Statements.

     Pro forma contract and other revenues decreased 14% in the second quarter of 2000 from the comparable period in 1999. This decrease was due to lower revenues from our strategic alliances with third-party collaborators. In the second quarter of 1999 we received an initial license fee and retroactive royalties pursuant to a licensing agreement with Immunex Corporation for Enbrel, registered trademark, a milestone payment from Schwarz Pharma AG related to a FDA filing for Nutropin Depot and higher revenues from Roche primarily related to Herceptin. This decrease was offset in part by higher gains from the sale of biotechnology equity securities.
Pro forma contract and other revenues increased 16% in the first six months of 2000 from the comparable period in 1999 primarily due to a greater amount of gains from sales of biotechnology equity securities, offset in part by lower revenues from our strategic alliances as discussed above.

Interest Income: Interest income in the second quarter and first six months of 2000 was comparable to the same periods in 1999.

                                      Three Months Ended
                                           June 30,
                            ---------------------------------------
                                  2000                 1999
                            -----------------   -------------------   Pro Forma
COST AND EXPENSES           Actual  Pro Forma    Actual   Pro Forma    % Change
-------------------------   ------  ---------   --------  ---------   ---------
Cost of sales               $ 97.6     $ 66.3   $   52.7     $ 52.7       26%
Research and development     115.5      115.5       94.2       94.2       23
Marketing, general and
  administrative             117.2      117.2      117.4      117.4        -
Special charge:
  Related to redemption        -          -      1,147.3        -          -
Recurring charges related
  to redemption               98.1        -          -          -          -
Interest expense               1.2        1.2        1.3        1.3       (8)
                            ------  ---------   --------  ---------   ---------
Total costs and expenses    $429.6     $300.2   $1,412.9     $265.6       13%
                            ======  =========   ========  =========   =========

                                       Six Months Ended
                                           June 30,
                            --------------------------------------
                                  2000                 1999
                            -----------------   ------------------    Pro Forma
COST AND EXPENSES           Actual  Pro Forma    Actual   Pro Forma    % Change
-------------------------   ------  ---------   --------  ---------   ---------
Cost of sales               $203.8     $129.1   $   98.4     $ 98.4       31%
Research and development     227.0      227.0      184.9      184.9       23
Marketing, general and
  administrative             219.1      219.1      214.6      214.6        2
Special charges:
  Legal settlements            -          -         50.0        -          -
  Related to redemption        -          -      1,147.3        -          -
Recurring charges related
  to redemption              196.6        -          -          -          -
Interest expense               2.5        2.5        2.7        2.7       (7)
                            ------  ---------   --------  ---------   ---------
Total costs and expenses    $849.0     $577.7   $1,697.9     $500.6       15%
                            ======  =========   ========  =========   =========

Cost of Sales: Cost of sales increased 85% in the second quarter of 2000 and increased 107% in the first six months of 2000 from the comparable periods in 1999. This increase largely reflects the costs related to the sale of inventory that was written up at the Redemption due to push-down accounting and higher product sales. The remaining inventory that was written up is expected to be sold during the second half of this year.

     Pro forma cost of sales, exclusive of the expense related to the sale of the inventory written up at the Redemption, increased 26% in the second quarter and 31% in the first six months of 2000 from the comparable periods in 1999. Pro forma cost of sales as a percent of net sales was 21% in the second quarter of this year compared to 20% in the prior year. Pro forma cost of sales as a percent of net sales was 22% in the first six months of 1999 compared to 20% in 1999. These increases primarily reflect higher sales volume, including higher sales to Hoffmann-La Roche.

Research and Development: Research and development, or R&D, expenses increased 23% in the second quarter and first six months of 2000 from the comparable periods in 1999. The second quarter increase is partially related to a milestone payment made under a collaboration contract. The increase in the first six months primarily reflect a $15 million upfront payment for the purchase of in-process research and development, or IPR&D, under an in-licensing agreement with Actelion Ltd., for the rights to develop and co-promote tezosentan in the United States for the potential treatment of acute heart failure. We determined that the acquired IPR&D was not yet technologically feasible and that it had no future alternative uses.
Actelion is leading the development effort of tezosentan and the project is currently in Phase III clinical trials. For the second quarter and first six months of 2000, we invested 28% of pro forma revenues into R&D compared to 25% for the second quarter in 1999 and 27% in the first six months of 1999. R&D expenses as a percent of revenues are expected to vary over the next several periods dependent on possible in-licensing agreements and as products progress through late-stage clinical trials.

Marketing, General and Administrative: Overall marketing, general and administrative expenses in the second quarter and first six months of 2000 were comparable to 1999. However, marketing and sales expenses increased in

2000 while general and administrative expenses decreased. The marketing and sales increases were driven by the continued support of our growing bio-oncology business and the launch of TNKase and prelaunch of anti-IgE (rhuMAb-
E25), a recombinant humanized monoclonal antibody to IgE for the potential treatment of allergic asthma and seasonal allergic rhinitis. The decrease in general and administrative expenses was mostly due to the write-down of certain biotechnology investments and higher legal expenses in the prior year.

Special Charges: The second quarter of 1999 included a $1,147.3 million special charge related to the Redemption and the application of push-down accounting. This charge included a non-cash charge of $752.5 million for in-process research and development, $284.5 million for the cash-out of Special Common Stock options and $102.3 million as a non-cash charge for the remeasurement of the value of continuing employee stock options. The first six months of 1999 also included a $50.0 million legal settlement related to a federal investigation of our past clinical, sales and marketing activities associated with human growth hormone.

Recurring Charges Related to Redemption: We began recording recurring charges related to the Redemption and push-down accounting in the third quarter of 1999. These charges were approximately $98.1 million in the second quarter of 2000 and were comprised of $95.3 million for the amortization of intangibles and goodwill, and $2.8 million of compensation expense related to alternative arrangements provided at the time of the Redemption for certain holders of some of the unvested options under the 1996 Stock Option/Stock Incentive Plan. These charges were approximately $196.6 million in the first six months of 2000 and were comprised of $190.5 million for the amortization of intangibles and goodwill, and $6.1 million of compensation expense related to alternative arrangements provided at the time of the Redemption for certain holders of some of the unvested options under the 1996 Stock Option/Stock Incentive Plan.

Interest Expense: Interest expense will fluctuate depending on the amount of capitalized interest related to the amount of construction projects.
Interest expense, net of amounts capitalized, relates to interest on our 5% convertible subordinated debentures.


                                              Three Months Ended
                                                   June 30,
                                    -------------------------------------
                                           2000                1999
                                    -----------------   -----------------   Pro Forma
INCOME TAX                          Actual  Pro Forma   Actual  Pro Forma    % Change
--------------------------------    ------  ---------   ------  ---------   ---------
Income tax (benefit) provision      $ (1.8)    $ 35.2    $(94.5)   $ 36.1      (2)%



                                               Six Months Ended
                                                   June 30,
                                    -------------------------------------
                                           2000                1999
                                    -----------------   -----------------   Pro Forma
INCOME TAX                          Actual  Pro Forma   Actual  Pro Forma    % Change
--------------------------------    ------  ---------   ------  ---------   ---------
Income tax (benefit) provision      $ (9.6)    $ 68.7    $(71.6)   $ 64.9        6%


Income Tax: The income tax provision benefit of $1.8 million for the second quarter of 2000 consists of tax expense of $35.2 million on pretax income excluding the impact of push-down accounting, and tax benefits of $37.0 million related to push-down accounting. The tax provision benefit of $9.6 million for the first six months of 2000 consists of tax expense of $68.7 million on pretax income excluding the impact of push-down accounting, and tax benefits of $78.3 million related to push-down accounting. The tax provision benefit of $94.5 million for the second quarter and $71.6 million for the first six months of 1999 consisted of tax expense of $51.8 million and $80.6 million, respectively, on pretax income excluding special charges and legal settlement and tax benefits of $146.3 million for the second quarter and $152.2 million for the first six months of 1999 related to the income and deductions attributable to push-down accounting and legal settlement.

     Our effective tax rate was approximately 12% for the second quarter and 19% for the first six months of 2000, which reflects the non-deductibility of goodwill amortization. The effective tax rate on pretax income excluding special charges and the legal settlement was 47% for the second quarter and 41% for the first six months of 1999, which reflected the anticipated impact of non-deductible goodwill amortization on the full year 1999 effective tax rate.

     The pro forma effective tax rate of 31% in the second quarter and first six months of 2000 is lower than the 33% tax rate in the comparable periods of 1999. The decrease in the tax rate is primarily due to increased R&D tax credits.

                                      Three Months Ended
                                           June 30,
                            ---------------------------------------
                                  2000                 1999
                            -----------------   -------------------   Pro Forma
NET INCOME (LOSS)           Actual  Pro Forma    Actual   Pro Forma    % Change
-------------------------   ------  ---------   --------  ---------   ---------
Net income (loss)           $(14.2)    $ 78.2   $ (923.2)    $ 73.2        7%
Earnings (loss) per share:
  Basic                      (0.05)      0.30      (3.59)      0.28        7
  Diluted                    (0.05)      0.29      (3.59)      0.27        7


                                        Six Months Ended
                                            June 30,
                            ---------------------------------------
                                  2000                 1999
                            -----------------   -------------------   Pro Forma
NET INCOME (LOSS)           Actual  Pro Forma    Actual   Pro Forma    % Change
-------------------------   ------  ---------   --------  ---------   ---------
Net income (loss)           $(40.1)    $152.9   $ (908.8)    $131.7       16%
Earnings (loss) per share:
  Basic                      (0.15)      0.59      (3.55)      0.51       16
  Diluted                    (0.15)      0.57      (3.55)      0.50       14

The net loss for the second quarter and first six months of 2000 primarily reflects recurring charges for the amortization of goodwill and other intangible assets related to the Redemption and push-down accounting, and costs related to the sale of inventory that was written up at the Redemption. The net loss in the second quarter and first six months of 1999 was due to special charges related to the Redemption and push-down accounting, and the legal settlement recorded in the first quarter of 1999. For further information, read "Redemption of our Special Common Stock" note in the Notes to Condensed Consolidated Financial Statements and the Special Charges and Recurring Charges Related to Redemption sections above.

     Pro forma net income, which excludes ongoing charges related to the Redemption and push-down accounting, for the second quarter of 2000 was $78.2 million and for the first six months of 2000 was $152.9 million. The increases from the prior year were largely due to higher sales of our bio-oncology products, partly offset by higher cost of sales and R&D expenses.

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

     A brief description of projects that were included in the IPR&D charge is set forth below, including an estimated percentage of completion as of June 30, 1999, the Redemption date. Projects subsequently added to the research and development pipeline are not included. Except as otherwise noted below, there have been no significant changes to the projects since the Redemption date. We do not track all costs associated with research and development on a project-by-project basis. Therefore, we believe a calculation of cost incurred as a percentage of total incurred project cost as of the FDA approval is not possible. We estimate, however, that the research and development expenditures that will be required to complete the in-process projects will total at least $650.0 million, as compared to $700.0 million as of the Redemption date. This estimate reflects discontinued projects and decreases in cost to complete estimates for other projects, partially offset by an increase in certain cost estimates related to early stage projects.

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

     The significant changes to the projects in the IPR&D charge since the Redemption date through June 30, 2000, include:

- Nutropin Depot long-acting growth hormone - project received FDA approval in December 1999.
-  TNKase second generation t-PA - project received FDA approval in June
   2000.

- Anti-IgE antibody - project has moved from Phase III studies to filing for FDA approval.
- Xubix (sibrafiban) oral IIb/IIIa antagonist - project has been discontinued.
-  Anti-CD18 antibody - project has been discontinued.
- Anti-VEGF antibody - project has moved from Phase II studies to preparing for Phase III studies.
-  Dornase alfa AERx - project has moved to Phase IIa studies.
- Activase t-PA - project has completed one Phase III trial and regulatory filings are being prepared.
-  Anti-CD11a antibody - project has moved to Phase III.
- Herceptin antibody for adjuvant therapy for breast cancer - project has moved to Phase III.
-  Thrombopoietin (TPO) - project has moved to Phase III.
-  AMD Fab - project has moved to Phase I trials.
-  LDP-02 - project has moved to Phase II studies.

LIQUIDITY AND CAPITAL RESOURCES           June 30, 2000    December 31, 1999
--------------------------------------    -------------    -----------------
Cash and cash equivalents, short-term
  investments and long-term marketable
  securities                                $ 2,101.1           $ 1,957.4
Working capital                             $ 1,116.4               842.4

We used cash generated from operations, income from investments and proceeds from stock issuances to fund operations, purchase marketable securities and make capital and equity investments.

Cash and cash equivalents, short-term investments and long-term marketable securities at June 30, 2000, increased from December 31, 1999. Working capital increased by $274.0 million in the second quarter of 2000 from December 31, 1999.

Capital expenditures totaled $53.6 million in the first six months of 2000 compared to $41.5 million in the comparable period of 1999. The increase in 2000 compared to 1999 was primarily due to an increase in equipment purchases, an initial payment for an additional manufacturing facility and an increase in construction and plant validation activity related to manufacturing facilities.

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

Our Operating Results May Fluctuate from Period to Period

Our operating results may vary from period to period for several reasons including:
-  The overall competitive environment for our products.

   For example, sales of our Activase product decreased in 1998 from 1997 primarily due to competition from Centocor Inc.'s competing product which received FDA approval in October 1996.

-  The amount and timing of sales to customers in the United States.

   For example, sales of our three growth hormone products increased in 1999 due to fluctuations in distributor ordering patterns.

- The amount and timing of our sales to Hoffmann-La Roche of products for sale outside of the United States and the amount and timing of its sales to its customers, which directly impact both our product sales and royalty revenues.

-  The timing and volume of bulk shipments to licensees.

-  The availability of third-party reimbursements for the cost of therapy.

- The effectiveness and safety of our various products as determined both in clinical testing and by the accumulation of additional information on each product after it is approved for sale.

- The rate of adoption and use of our products for approved indications and additional indications.

   For example, sales of Pulmozyme increased in 1998 due, in part, to new patients who were attracted to our product as a result of an FDA approval for a label extension to include cystic fibrosis patients under the age of five.

- The potential introduction of new products and additional indications for existing products in 2000 and beyond.

- The ability to manufacture sufficient quantities of any particular marketed product.

These fluctuations may not match the expectations of securities analysts and investors. This could cause the trading price of our common stock to decline.

The Successful Development of Pharmaceutical Products is Highly Uncertain

Successful pharmaceutical product development is highly uncertain and is dependent on numerous factors, many of which are beyond our control.
Products that appear promising in the early phases of development may fail to reach the market for several reasons including:

- preclinical and clinical trails that may show the product to be ineffective or to have harmful side effects;

-  failure to receive the necessary regulatory approvals;

-  manufacturing costs or other factors that make the product uneconomical;
   or

- the proprietary rights of others and their competing products and technologies that may prevent the product from being commercialized.

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

Factors affecting our research and development expenses include, but are not limited to:

- The number of and the outcome of clinical trials currently being conducted by us and/or our collaborators.

   For example, in June 2000, we announced that the preliminary results from our 415-patient Phase II clinical trial of our recombinant humanized anti-CD18 monoclonal antibody fragment, which is known as rhuMAb CD18, for the treatment of myocardial infarction, more commonly known as a heart attack, did not meet its primary objectives.

-  The number of products entering into development from late-stage research.

   For example, there is no guarantee that internal research efforts will succeed in generating sufficient data for us to make a positive development decision or that an external candidate will be available on terms acceptable to us. In the past, promising candidates have not yielded sufficiently positive pre-clinical results to meet our stringent development criteria.

 - Hoffmann-La Roche's decisions whether to exercise its options to develop and sell our future products in non-U.S. markets and the timing and amount of any related development cost reimbursements.

- In-licensing activities, including the timing and amount of related development funding or milestone payments.

   For example, in February 2000, we entered into an agreement with Actelion Ltd. for the development and co-promotion in the United States of tezosentan, and paid Actelion an upfront fee of $15 million.

-  Future levels of revenue.

Roche, Our Controlling Stockholder, May Have Interests That Are Adverse to Other Stockholders

As our majority stockholder, Roche controls the outcome of actions requiring the approval of our stockholders. Our bylaws provide, among other things, that the composition of our board of directors shall consist of two Roche directors, three independent directors nominated by a nominating committee and one Genentech employee nominated by the nominating committee. As long as Roche owns in excess of 50% of our common stock, Roche directors will comprise two of the three members of the nominating committee. However, at any time until Roche owns less than 5% of our stock, Roche will have the right to obtain proportional representation on our board. Roche intends to continue to allow our current management to conduct our business and operations as we have done in the past. However, we cannot assure stockholders that Roche will not institute a new business plan in the future. Roche's interests may conflict with stockholders' interests.

Our Affiliation Agreement with Roche Could Limit Our Ability to Make Acquisitions and Could Have A Material Impact on Our Liquidity

The affiliation agreement between us and Roche contain provisions that:

- requires the approval of the directors designated by Roche to make any acquisition or any sale or disposal of all or a portion of our business representing 10% or more of our assets, net income or revenues;

- enable Roche to maintain its percentage ownership interest in our common stock; and

- establish a stock repurchase program designed to maintain Roche's percentage ownership interest in our common stock.

These provisions may have the effect of limiting our ability to make acquisitions and while the dollar amounts associated with the stock repurchase program cannot currently be estimated, those stock repurchases could have a material adverse impact on our liquidity.

Our Stockholders May Be Unable to Prevent Transactions That are Favorable to Roche but Adverse to Us

Our certificate of incorporation includes provisions relating to:

-  competition by Roche with us;

-  offering of corporate opportunities;

-  transactions with interested parties;

-  intercompany agreements; and

-  provisions limiting the liability of specified employees.

Our certificate of incorporation provides that any person purchasing or acquiring an interest in shares of our capital stock shall be deemed to have consented to the provisions in the certificate of incorporation relating to competition with Roche, conflicts of interest with Roche, the offer of corporate opportunities to Roche and intercompany agreements with Roche. This deemed consent may restrict stockholders' ability to challenge transactions carried out in compliance with these provisions.

Potential Conflicts of Interest Could Limit Our Ability to Act on
Opportunities that are Adverse to Roche

Persons who are directors and/or officers of Genentech and who are also directors and/or officers of Roche may decline to take action in a manner that might be favorable to us but adverse to Roche. Two of our directors,

Dr. Franz B. Humer and Dr. Jonathan K.C. Knowles, currently serve as directors, officers and employees of Roche Holding Ltd and its affiliates.

We May be Unable to Retain Skilled Personnel and Maintain Key Relationships

The success of our business depends, in large part, on our continued ability to attract and retain highly qualified management, scientific, manufacturing and sales and marketing personnel, and on our ability to develop and maintain important relationships with leading research institutions and key distributors. Competition for these types of personnel and relationships is intense.

     Roche has the right to maintain its percentage ownership interest in our common stock. Our affiliation agreement with Roche requires us to, among other things, establish a stock repurchase program designed to maintain Roche's percentage ownership in our common stock if we issue or sell any shares. This right of Roche may limit our flexibility as to the number of shares we are able to grant under our stock option plans. We therefore cannot assure stockholders that we will be able to attract or retain skilled personnel or maintain key relationships.

We Face Growing and New Competition

We face growing competition in two of our therapeutic markets and expect new competition in a third market. First, in the thrombolytic market, Activase has lost market share and could lose additional market share to Centocor, Inc.'s Retavase, registered trademark, (reteplase), either alone or in combination with the use of another Centocor, Inc. product, ReoPro, registered trademark, (abciximab); the resulting adverse effect on sales could be material. Retavase received approval from the U.S. Food and Drug Administration, commonly known as the FDA, in October 1996 for the treatment of acute myocardial infarction. There is also an increasing use of mechanical reperfusion in lieu of thrombolytic therapy for the treatment of acute myocardial infarction, which we expect to continue.

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

     Third, in the non-Hodgkin's lymphoma market, Coulter Pharmaceuticals Inc., or Coulter, is expected to file a revised Biologics License
Application, or BLA, in 2000 for a product that would compete with our product Rituxan. We are also aware of other potentially competitive biologic therapies for non-Hodgkin's lymphoma in development.

Other Competitive Factors Could Affect Our Product Sales

Other competitive factors that could affect our product sales include, but are not limited to:

-  The timing of FDA approval, if any, of competitive products.

   For example, in June 2000 one of our competitors, Novo Nordisk, received FDA approval for a liquid formulation of its growth hormone product that will directly compete with our liquid formulation, Nutropin AQ. And in June 2000, another of our competitors, Serono, received FDA approval to deliver its competitive growth hormone product in a needle-free device.

-  Our pricing decisions and the pricing decisions of our competitors.

   For example, we raised the prices of Rituxan in May 2000 and Pulmozyme in June 2000 by approximately 5%.

-  The degree of patent protection afforded to particular products.

   For example, in January 2000, a federal court judge lifted a preliminary injunction that had been in effect since 1995 against Bio-technology General Corporation, more commonly known as BTG. BTG is now permitted to sell its competitive growth hormone product in the United States.

- The outcome of litigation involving our patents and patents of other companies for products and processes related to production and formulation of those products.

   For example, as further described in "Protecting Our Proprietary Rights is Difficult and Costly," in May 2000 and June 2000, two complaints were filed against us by companies which alleged that we infringed their patents by the manufacture and sale of our products.

-  The increasing use and development of alternate therapies.

   For example, the overall size of the market for thrombolytic therapies, such as our Activase product, continues to decline as a result of the increasing use of mechanical reperfusion.

-  The rate of market penetration by competing products.

   For example, in the past, we have lost market share to new competitors in the thrombolytic and growth hormone markets.

In Connection with the Redemption of Our Special Common Stock, We Recorded Substantial Goodwill and Other Intangibles, the Amortization of Which Will Adversely Affect Our Earnings

As a result of the redemption of our special common stock, Roche owned all of our outstanding common stock. Consequently, push-down accounting under generally accepted accounting principles was required. Push-down accounting required us to establish a new accounting basis for our assets and liabilities, based on Roche's cost in acquiring all of our stock. In other words, Roche's cost of acquiring Genentech was "pushed down" to us and reflected on our financial statements. Push-down accounting required us to record goodwill and other intangible assets of approximately $1,706.0 million and $1,499.0 million, respectively, during the second quarter of 1999. The amortization of this goodwill and other intangible assets will have a significant negative impact on our financial results in future years. In addition, we will continuously evaluate whether events and circumstances have occurred that indicate the remaining balance of this and other intangible assets may not be recoverable. If our assets need to be evaluated for possible impairment, we may have to reduce the carrying value of our intangible assets. This could have a material adverse effect on our financial condition and results of operations during the periods in which we recognize a reduction. We may have to write down intangible assets in future periods. For more information about push-down accounting, see the notes to our consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 1999, which we have incorporated by reference into this prospectus.

Our Royalty and Contract Revenues Could Decline

Royalty and contract revenues in future periods could vary significantly. Major factors affecting these revenues include, but are not limited to:

- Hoffmann-La Roche's decisions whether to exercise its options and option extensions to develop and sell our future products in non-U.S. markets and the timing and amount of any related development cost reimbursements.

- Variations in Hoffmann-La Roche's sales and other licensees' sales of licensed products.

   For example, we began receiving royalty revenues from Immunex
   Corporation's sale of Enbrel in 1999.

- The conclusion of existing arrangements with other companies and Hoffmann-La Roche.

   For example, royalty revenues decreased in 1998 from 1997 due to the expiration of royalties primarily on sales of human insulin, from Eli Lilly and Company in August 1998.

- The timing of non-U.S. approvals, if any, for products licensed to Hoffmann-La Roche and other licensees.

   For example, we expect the timing of the approval of Herceptin outside the United States to have an impact on royalties.

-  Fluctuations in foreign currency exchange rates.

-  The initiation of new contractual arrangements with other companies.

   For example, license fees from Immunex and Schwarz Pharma increased contract revenues in 1999.

-  Whether and when contract benchmarks are achieved.

   For example, milestone payments from Pharmacia & Upjohn increased contract revenue in 1997.

-  The failure of or refusal of a licensee to pay royalties.

- The expiration or invalidation of patents or other licensed intellectual property.

Protecting Our Proprietary Rights is Difficult and Costly

The patent positions of pharmaceutical and biotechnology companies can be highly uncertain and involve complex legal and factual questions. Accordingly, we cannot predict the breadth of claims allowed in these companies' patents. Patent disputes are frequent and can preclude the commercialization of products. We have in the past been, are currently, and may in the future be involved in material patent litigation. Patent litigation is costly in its own right and could subject us to significant liabilities to third-parties. In addition, an adverse decision could force us to either obtain third-party licenses at a material cost or cease using the technology or product in dispute. For example, in late 1999 we settled a patent infringement lawsuit brought against us by the Regents of the University of California in which the University alleged that the manufacture and sale of our Protropin and Nutropin growth hormone products infringed a patent owned by the University. In connection with that settlement we paid the University of California $150 million and donated $50 million for the construction of a new life sciences building on the University of California, San Francisco campus. The presence of patents or other proprietary rights belonging to other parties may lead to the termination of the research and development of a particular product.

     We believe that we have strong patent protection or the potential for strong patent protection for a number of our products that generate sales and royalty revenue or that we are developing. However, the courts will determine the ultimate strength of patent protection of our products and those on which we earn royalties.

     Two lawsuits have been filed against us in which the companies involved allege that we have infringed their patents by the manufacture and sale of our products:

- In May 2000, GlaxoWellcome filed a lawsuit in which it alleged that our manufacture and sale of Rituxan and Herceptin infringed the claims of GlaxoWellcome patents that have claims relating to the use of monoclonal antibodies as human therapeutics.

- In June 2000, Chiron Corporation filed a lawsuit in which it alleged that our manufacture and sale of Herceptin infringed a patent it owned.

We May Incur Material Litigation Costs

Litigation to which we are currently or have been subjected relates to, among other things, our patent and intellectual property rights, licensing arrangements with other persons, product liability and financing activities. We cannot predict with certainty the eventual outcome of pending litigation, and we might have to incur substantial expense in defending these lawsuits. We have in the past taken substantial special charges relating to litigation, including special charges of $230.0 million in 1999.

We May Incur Material Product Liability Costs

The testing and marketing of medical products entail an inherent risk of product liability. Pharmaceutical product liability exposures could be extremely large and pose a material risk. Our business may be materially and adversely affected by a successful product liability claim in excess of any insurance coverage that we may have.

We May be Unable to Obtain Regulatory Approvals for Our Products

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

     We cannot be sure that we can obtain necessary regulatory approvals on a timely basis, if at all, for any of the products we are developing or that we can maintain necessary regulatory approvals for our existing products, and all of the following could have a material adverse effect on our business:

-  Significant delays in obtaining or failing to obtain required approvals.

   For example:

     - in 1999, our Phase III clinical trial of recombinant human nerve growth factor, which is known as rhNGF, for use in diabetic peripheral neuropathy did not meet its objectives and we decided not to file for product approval with the FDA;

     - in 1999, our Phase II clinical study of recombinant human vascular endothelial growth factor, which is known as VEGF, protein failed to meet the primary endpoints of the study; and

     - in June 2000, our Phase II clinical of recombinant humanized anti-CD18 monoclonal antibody fragment, which is known as rhuMAb CD 18 for treatment of myocardial infarction, more commonly known as a heart attack, did not meet its primary study objectives.

-  Loss of or changes to previously obtained approvals.

   For example, in May 2000, we changed the warning section of the package insert for Herceptin and sent letters to physicians advising them of some deaths associated with the administration of that product.

-  Failing to comply with existing or future regulatory requirements.

   For example, in 1999, we paid a $50 million settlement in connection with a federal investigation of our former clinical, sale and marketing activities associated with our human growth hormone products.

     Moreover, it is possible that the current regulatory framework could change or additional regulations could arise at any stage during our product development, which may affect our ability to obtain approval of our products.

Difficulties or Delays in Product Manufacturing Could Harm Our Business

We currently produce all of our products at our manufacturing facilities located in South San Francisco, California and Vacaville, California or through various contract manufacturing arrangements. Problems with any of our or our contractor's manufacturing processes could result in product defects, which could require us to delay shipment of products or recall products previously shipped.

     For example, in March 2000, we issued an important drug notification regarding a defect in the packaging of our Pulmozyme product. During a quality assurance inspection, we had discovered that there was a defect in the packaging of Pulmozyme which occasionally caused a small puncture in ampules of that product. We suspended shipping the product while we determined the source and extent of the defect. We ultimately recalled some of the product.

     In addition, any prolonged interruption in the operations of our or our contractor's manufacturing facilities could result in cancellations of shipments. A number of factors could cause interruptions, including equipment malfunctions or failures, or damage to a facility due to natural disasters or otherwise. Because our manufacturing processes and those of our contractor's are highly complex and are subject to a lengthy FDA approval process, we cannot assure stockholders that alternative qualified production capacity would be available on a timely basis or at all. Difficulties or delays in our and our contractor's manufacturing of existing or new products could increase our costs, cause us to lose revenue or market share and damage our reputation.

Our Stock Price, Like That of Many Biotechnology Companies, Is Highly
Volatile

The market prices for securities of biotechnology companies in general have been highly volatile and may continue to be highly volatile in the future.
In addition, due to the absence of the put and call that were associated with our special common stock and the reduction in the number of shares of our publicly traded stock, the market price of our common stock has been and may continue to be more volatile than our special common stock was in the past.

In addition, the following factors may have a significant impact on the market price of our common stock:

- Announcements of technological innovations or new commercial products by us or our competitors.

   For example, our stock increased by approximately 4% on the day we announced FDA approval for our Nutropin Depot product.

-  Developments concerning proprietary rights, including patents.

   For example, our stock price decreased by approximately 4% on the day one of our competitors, Chiron, announced a patent infringement suit against us.

- Publicity regarding actual or potential medical results relating to products under development by us or our competitors.

   For example, our stock price increased by approximately 9% on the day we announced positive preliminary phase III results from the Anti IgE asthma clinic.

-  Regulatory developments in the United States and foreign countries.

-  Public concern as to the safety of biotechnology products.

   For example, on May 8, 2000 we issued a warning concerning our Herceptin drug after 15 deaths resulted from the administration of Herceptin. Our stock price decreased by approximately 2% at that time.

-  Economic and other external factors or other disaster or crisis.

   For example, our stock hit a high of $245 per share in March 2000 and decreased, as the biotech sector and stock market in general decreased, to a low of $85 per share in late May 2000.

-  Period-to-period fluctuations in financial results.

   For example, our stock price has historically been effected by whether we met or exceeded analyst expectations.

Our Affiliation Agreement With Roche Could Adversely Affect Our Cash Position

Our affiliation agreement with Roche requires us to, among other things, establish a stock repurchase program designed to maintain Roche's percentage ownership interest in our common stock. While the dollar amounts associated with these future purchases cannot currently be estimated, those stock repurchases could have a material adverse effect on our cash position and may have the effect of limiting our ability to use our capital stock as consideration for acquisitions.

Future Sales by Roche Could Cause the Price of Our Common Stock to Decline

As of June 30, 2000, Roche owned 153,297,176 shares of our common stock or approximately 59% of our outstanding shares. All of our shares owned by Roche are eligible for sale in the public market subject to compliance with the applicable securities laws. We have agreed that, upon Roche's request, we will file one or more registration statements under the Securities Act in order to permit Roche to offer and sell shares of our common stock. We have agreed to use our best efforts to facilitate the registration and offering of those shares designated for sale by Roche. Sales of a substantial number of shares of our common stock in the public market following this offering could adversely affect the market price of our common stock.

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

Our Investments in Equity Securities Are Subject to Market Risks

As part of our strategic alliance efforts, we invest in equity instruments of biotechnology companies. These investments are subject to fluctuations from market value changes in stock prices. To mitigate this risk, certain equity securities are hedged with costless collars and equity swaps. A costless collar is a purchased put option and a written call option in which the cost of the purchased put and the proceeds of the written call offset each other; therefore, there is no initial cost or cash outflow for these instruments at the time of purchase. The purchased put protects us from a decline in the market value of the security below a certain minimum level (the put "strike" level); while the call effectively limits our potential to benefit from an increase in the market value of the security above a certain maximum level (the call "strike" level). An equity swap is a derivative instrument where Genentech pays the counterparty the total return of the security above the current spot price and receives interest income on the notional amount for the swap term. The equity swap protects us from a decline in the market value of the security below the spot price and limits our potential benefit from an increase in the market value of the security above the spot price.
In addition, as part of our strategic alliance efforts, we hold dividend-bearing convertible preferred stock and have made interest-bearing loans that are convertible into the equity securities of the debtor.

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

On March 31, 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation," which provides guidance on several implementation issues related to Accounting Principles Board Opinion No. 25. The most significant are clarification of the definition of employee for purposes of applying Opinion 25 and the accounting for options that have been repriced. Under the interpretation, the employer-employee relationship would be based on case law and Internal Revenue Service regulations. The FASB granted an exception to this definition for outside directors. Under the interpretation, repriced options effectively changed the terms of the plan, which would make it a variable plan subject to compensation expense. We currently do not have any options that have been repriced. The impact of the interpretation on our financial position and results of operations is not material.

In June 2000, the Securities and Exchange Commission delayed the implementation date of Staff Accounting Bulletin No. 101, or SAB 101, "Revenue Recognition in Financial Statements," until no later than the fourth quarter of 2000. SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. We will adopt SAB 101 as required in the fourth quarter of 2000 and we are currently evaluating the effect that such adoption, and the related "Frequently Asked Questions" document, may have on our financial position and results of operations.

We Are Exposed to Credit Risk of Counterparties

We could be exposed to losses related to the financial instruments described above under "We are Exposed to Market Risk" should one of our counterparties default. We attempt to mitigate this risk through credit monitoring procedures.

                               GENENTECH, INC.
                         PART II.  OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS

In connection with our patent infringement litigation with Bio-Technology General Corporation, or BTG, Genentech and BTG each filed appeals with the U.S. Court of Appeals for the Federal Circuit relating to the proceedings in the U.S. District Court for the Southern District of New York, and those appeals are now pending. Genentech filed its appeal brief with the Federal Circuit on May 15, 2000. BTG filed its appeal brief on July 11, 2000. In it, BTG included a request that its antitrust claims against Genentech (which previously had been dismissed by the District Court) be reinstated. The Federal Circuit has not yet scheduled a date for hearing the appeals.

On June 7, 2000, Chiron Corporation filed a patent infringement suit against us in the U.S. District Court in the Eastern District of California (Sacramento), alleging that the manufacture, use, sale, and/or offer for sale of our Herceptin antibody product infringes Chiron's U.S. Patent No. 6,054,561. This patent relates to certain antibodies that bind to breast cancer cells and/or other cells. On August 4, 2000 we filed our answer to Chiron's complaint, and in our answer we also stated counterclaims against Chiron. The judge has not yet scheduled the trial of this suit.

See also Item 3 of the Company's report on Form 10-K for the period ended December 31, 1999.

See also Item 1 of our report on Form 10-Q for the period ended March 31, 2000.

See also the Legal Proceedings note in the Notes to Condensed Consolidated Financial Statements of Part I.


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At Genentech's Annual Meeting of Stockholders held on May 15, 2000, four matters were voted upon. A description of each matter and tabulation of votes follows:

     1.  To elect six directors.

                                                 Votes
                                        -------------------------
                Nominee                        For          Withheld
         ----------------------------      -----------     ---------
         Herbert W. Boyer, Ph.D.           246,291,373       353,361
         Franz B. Humer, Ph.D.             241,847,109     4,797,625
         Jonathan K.C. Knowles, Ph.D.      239,753,980     6,890,754
         Arthur D. Levinson, Ph.D.         246,293,711       351,023
         Charles A. Sanders, M.D.          246,430,884       213,850
         Sir Mark Richmond, Ph.D.          246,429,021       215,713

         There were no broker nonvotes.

     2. To approve the amendment to Genentech's Amended and Restated Certificate of Incorporation to increase the number of authorized shares of Common Stock from 300,000,000 to 600,000,000.

                             Votes
              -----------------------------------
                  For         Against     Abstain
              -----------    ---------    -------
              244,448,064    2,157,940     38,730

         There were no broker nonvotes.

     3. To approve the amendment to Genentech's 1999 Stock Plan to permit options to be granted to Genentech directors.

                             Votes
              -----------------------------------
                  For         Against     Abstain
              -----------    ---------    -------
              240,518,595    6,043,467     82,672

         There were no broker nonvotes.

     4. To ratify the appointment of Ernst & Young LLP as Genentech's independent auditors for the year ending December 31, 2000:

                             Votes
              -----------------------------------
                  For         Against     Abstain
              -----------    ---------    -------
              246,577,767       34,929     32,038

         There were no broker nonvotes.


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            (a)  Exhibits

                 15.1   Letter re:   Unaudited Interim Financial Information

                 27.1   Financial Data Schedule

            (b)  Reports on Form 8-K

                 There were no other reports on Form 8-K filed during the quarter ended June 30, 2000.


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


   Date:  August 11, 2000                        GENENTECH, INC.



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