Form 10-Q
period 2000-09-30
GENENTECH INC
filed 2000-11-14
CIK 318771

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC  20549

                                  FORM 10-Q

(Mark One)

X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended September 30, 2000.

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                                       Number of Shares Outstanding
-----                                       -----------------------------
Common Stock $0.02 par value                524,866,227
                                            Outstanding at October 31, 2000

                               GENENTECH, INC.
                                    INDEX


PART I.     FINANCIAL INFORMATION                                    PAGE NO.

Condensed Consolidated Statements of Operations -
for the three months and nine months ended
September 30, 2000 and 1999                                               3

Condensed Consolidated Statements of Cash Flows -
for the nine months ended September 30, 2000 and 1999                     4

Condensed Consolidated Balance Sheets -
September 30, 2000 and December 31, 1999                                  5

Notes to Condensed Consolidated Financial Statements                   6-14

Independent Accountants' Review Report                                   15

Financial Review                                                      16-39

PART II.     OTHER INFORMATION                                           40

SIGNATURES                                                               42


In this report, "Genentech," "we," "us" and "our" refer to Genentech, Inc. "Common Stock" refers to Genentech's Common Stock, par value $0.02 per share and "Special Common Stock" refers to Genentech's callable putable common stock, par value $0.02 per share. All numbers related to the number of shares, price per share and per share amounts of Common and Special Common Stock give effect to the two-for-one split of our Common Stock in November 1999 and October 2000.


We own or have rights to various copyrights, trademarks and trade names used in our business including the following: Actimmune, registered trademark, interferon gamma-1b; Activase, registered trademark, (alteplase, recombinant) tissue plasminogen activator; Herceptin, registered trademark, (trastuzumab) anti-HER2 antibody; Nutropin, registered trademark, (somatropin (rDNA origin) for injection) growth hormone; Nutropin AQ, registered trademark, (somatropin (rDNA origin) injection) liquid formulation growth hormone; Nutropin Depot, trademark, (somatropin (rDNA origin) for injectable suspension) encapsulated sustained-release growth hormone; Protropin, registered trademark, (somatrem for injection) growth hormone; Pulmozyme, registered trademark, (dornase alfa, recombinant) inhalation solution; Rituxan, registered trademark, (rituximab) antibody; TNKase, trademark, (tenecteplase) second generation tissue plasminogen activator; and Xubix, trademark, (sibrafiban) oral IIb/IIIa antagonist, and Xolair, trademark, (omalizumab). This report also includes trademarks, service marks and trade names of other companies.

PART I.  FINANCIAL INFORMATION

               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (thousands, except per share amounts)
                                 (unaudited)


                                                         Three Months               Nine Months
                                                      Ended September 30,        Ended September 30,
                                                    ------------------------   ------------------------
                                                        2000         1999          2000         1999
                                                    -----------  -----------   -----------  -----------
Revenues:
  Product sales (including amounts from
    related parties: three months -
    2000-$15,794; 1999-$7,371; nine months -
    2000-$57,560; 1999-$34,369)                     $   334,173  $   266,968   $   926,765  $   770,392
  Royalties (including amounts from related
    parties: three months - 2000-$11,242;
    1999-$11,768; nine months - 2000-$33,068;
    1999-$31,879)                                        51,818       46,128       148,805      138,732
  Contract and other (including amounts from
    related parties: three months -
    2000-$0; 1999-$0; nine months -
    2000-$0; 1999-$19,944)                               33,479        7,503        99,524       84,684
  Interest                                               25,712       24,729        69,448       69,114
                                                     ----------  -----------   -----------  -----------
     Total revenues                                     445,182      345,328     1,244,542    1,062,922

Costs and expenses:
  Cost of sales (including amounts from
    related parties: three months -
    2000-$13,412; 1999-$6,056; nine months -
    2000-$48,740; 1999-$27,987)                          91,356       92,750       295,148      191,154
  Research and development (including
    contract related: three months -
    2000-$2,686; 1999-$2,451; nine months -
    2000-$13,357; 1999-$16,877)                         113,636       84,629       340,605      269,580
  Marketing, general and administrative                 131,726      113,613       350,830      328,186
  Special charges:
    Legal settlement                                          -            -             -       50,000
    Related to redemption                                     -       57,800             -    1,205,104
  Recurring charges related to redemption                97,780       98,986       294,399       98,986
  Interest                                                1,175        1,326         3,701        4,045
                                                     ----------  -----------   -----------  -----------
    Total costs and expenses                            435,673      449,104     1,284,683    2,147,055

Income (loss) before taxes                                9,509     (103,776)      (40,141)  (1,084,133)
Income tax provision (benefit)                            5,044      (40,931)       (4,541)    (112,511)
                                                    -----------  -----------   -----------  -----------
Net income (loss)                                   $     4,465  $   (62,845)  $   (35,600) $  (971,622)
                                                    ===========  ===========   ===========  ===========
Earnings (loss) per share:
  Basic                                             $      0.01  $     (0.12)  $     (0.07) $     (1.90)
                                                    ===========  ===========   ===========  ===========
  Diluted                                           $      0.01  $     (0.12)  $     (0.07) $     (1.90)
                                                    ===========  ===========   ===========  ===========
Weighted average shares used to compute
  earnings (loss) per share:
  Basic                                                 522,928      511,413       521,097      512,050
                                                    ===========  ===========   ===========  ===========
  Diluted                                               541,483      511,413       521,097      512,050
                                                    ===========  ===========   ===========  ===========


          See Notes to Condensed Consolidated Financial Statements.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (thousands)
                                  (unaudited)

                                                                   Nine Months
                                                                Ended September 30,
                                                              -----------------------
                                                                 2000         1999
                                                              ----------   ----------
Cash flows from operating activities:
  Net (loss)                                                  $  (35,600)  $ (971,622)
  Adjustments to reconcile net (loss) to net cash
   provided by (used in) operating activities:
     Depreciation and amortization                               358,325      162,634
     In-process research and development                               -      752,500
     Non-cash compensation related to stock options,
       net of tax                                                      -       96,033
     Write-up of securities available-for-sale                         -      (20,337)
     Deferred income taxes                                      (112,295)     (99,544)
     Gain on sales of securities available-for-sale              (84,046)     (12,283)
     Loss on sales of securities available-for-sale                2,570          921
     Write down of securities available-for-sale                       -        8,467
     Write down of non-marketable equity securities                    -          432
     Loss on fixed asset dispositions                                129          155
  Changes in assets and liabilities:
     Investments in trading securities                           (13,884)      (7,525)
     Receivables and other current assets                        (35,893)     (32,747)
     Inventories, including inventory write-up effect             37,412       49,835
     Accounts payable, other current liabilities
       and other long-term liabilities                           (52,002)      50,430
                                                              ----------   ----------
  Net cash provided (used) by operating activities                64,716      (22,651)

Cash flows from investing activities:
  Purchases of securities held-to-maturity                             -     (186,612)
  Proceeds from maturities of securities held-to-maturity              -      286,497
  Purchases of securities available-for-sale                    (453,077)    (506,876)
  Proceeds from sales of securities available-for-sale           389,165      379,849
  Purchases of non-marketable equity securities                   (4,855)     (39,990)
  Capital expenditures                                           (78,999)     (65,347)
  Change in other assets                                         (20,935)     (17,370)
  Transfer to restricted cash included in other assets                 -      (56,179)
                                                              ----------   ----------
  Net cash used in investing activities                         (168,701)    (206,028)

Cash flows from financing activities:
  Stock issuances                                                150,388      120,131
                                                              ----------   ----------
  Net cash provided by financing activities                      150,388      120,131
                                                              ----------   ----------
Net increase (decrease) in cash and cash equivalents              46,403     (108,548)
  Cash and cash equivalents at beginning of period               337,682      281,162
                                                              ----------   ----------
  Cash and cash equivalents at end of period                  $  384,085   $  172,614
                                                              ==========   ==========


          See Notes to Condensed Consolidated Financial Statements.

                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (thousands)
                                  (unaudited)


                                                      September 30,    December 31,
                                                          2000             1999
                                                      -------------    ------------
ASSETS
Current assets:
  Cash and cash equivalents                           $     384,085    $    337,682
  Short-term investments                                    612,701         405,003
  Accounts receivable, net (including amounts
    from related party: 2000-$48,052; 1999-$33,234)         238,993         214,785
  Inventories                                               237,834         275,245
  Deferred tax assets                                       122,553          81,922
  Prepaid expenses and other current assets                  24,366          11,870
                                                      -------------    ------------
     Total current assets                                 1,620,532       1,326,507

Long-term marketable securities                           1,567,247       1,214,757
Property, plant and equipment (net of accumulated
  depreciation: 2000-$584,698; 1999-$519,496)               743,378         730,086
Goodwill (net of accumulated amortization:
  2000-$806,868; 1999-$690,887)                           1,512,773       1,628,722
Other intangible assets (net of accumulated
  amortization: 2000-$1,237,866; 1999-$1,062,181)         1,321,244       1,453,268
Other long-term assets                                      167,366         201,101
                                                      -------------    ------------
Total assets                                          $   6,932,540    $  6,554,441
                                                      =============    ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                    $      32,373    $     33,123
  Accrued liabilities - related party                        10,542          14,960
  Other accrued liabilities                                 367,768         436,044
                                                      -------------    ------------
     Total current liabilities                              410,683         484,127

Long-term debt                                              149,692         149,708
Deferred tax liabilities                                    676,111         626,466
Other long-term liabilities                                  32,416          11,335
                                                      -------------    ------------
     Total liabilities                                    1,268,902       1,271,636

Commitments and contingencies

Stockholders' equity:
  Preferred stock                                                -                -
  Common stock                                               10,487          10,324
  Additional paid-in capital                              7,435,735       7,186,604
  Retained earnings (accumulated deficit)                (2,209,222)     (2,173,622)
  Accumulated other comprehensive income                    426,638         259,499
                                                      -------------    ------------
     Total stockholders' equity                           5,663,638       5,282,805
                                                      -------------    ------------
Total liabilities and stockholders' equity            $   6,932,540    $  6,554,441
                                                      =============    ============


          See Notes to Condensed Consolidated Financial Statements.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (unaudited)


Note 1.     Statement of Accounting Presentation and Significant Accounting
            Policies

In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of adjustments of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three- and nine-month periods ended September 30, 2000 and 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. The condensed consolidated balance sheet as of December 31, 1999 has been derived from the audited financial statements as of that date. For further information, refer to the consolidated financial statements and notes thereto included in our Annual Report to Stockholders for the year ended December 31, 1999.

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Revenue Recognition: Revenue is generally recognized when all significant contractual obligations have been satisfied and collection of the resulting receivable is reasonably assured. Revenue from product sales is recognized at the time products are shipped to customers, with allowances established for estimated product returns and discounts. Royalties from licensees are recorded when third party sales are consummated. Research and development contract revenues from cost-reimbursement agreements are recorded as the related expenses are incurred, up to the contractual limits. Payments received that are related to future performance are deferred and recorded as revenues as they are earned over specified future performance periods. Research and development payments for which no services are required to be performed in the future are recognized as revenues upon receipt of such payments. Revenues related to nonrefundable, upfront fees are recognized over the period of the contractual arrangements as performance obligations related to the services to be provided, if any, have been satisfied or products have been delivered. Rental revenue is recognized proportionately over the contract term.

Recent Pronouncements: In July 1999, the Financial Accounting Standards Board, or FASB, announced the delay of the effective date of Statement of Financial Accounting Standards 133, or FAS 133, "Accounting for Derivative Instruments and Hedging Activities," for one year, to the first quarter of 2001. Also, in June 2000, the FASB issued FAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." FAS 133, as amended by FAS 138, is intended to provide comprehensive guidance on accounting for derivatives and hedging activities and requires companies to recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting under FAS 133 and 138. The impact of FAS 133 and 138 on our financial position and results of operations is not expected to be material.

On March 31, 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation," which provides guidance on several implementation issues related to Accounting Principles Board Opinion No. 25. The most significant of which are clarification of the definition of employee for purposes of applying Opinion 25 and the accounting for options that have been repriced. Under the interpretation, the employer-employee relationship would be based on case law and Internal Revenue Service regulations. The FASB granted an exception to this definition for outside directors. Under the interpretation, a modification that reduces the exercise price of a fixed stock option award, commonly referred to as repricing, effectively changes the terms of the award to a variable award subject to compensation expense. We currently do not have any options that have been repriced. The impact of the adoption of the interpretation on our financial position and results of operations was not material.

In June 2000, the Securities and Exchange Commission delayed the implementation date of Staff Accounting Bulletin No. 101, or SAB 101, "Revenue Recognition in Financial Statements," until no later than the fourth quarter of 2000. SAB 101, and the "Frequently Asked Questions" document issued on October 13, 2000, provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. We are currently evaluating the impact that the adoption of SAB 101, effective January 1, 2000, during the fourth quarter of 2000, may have on our financial position and results of operations.


Note 2.     Redemption of Our Special Common Stock

Basis of Presentation

On June 30, 1999, we redeemed all of our outstanding Special Common Stock held by stockholders other than Roche Holdings, Inc., commonly known as Roche, at a price of $20.63 per share in cash with funds deposited by Roche for that purpose. We refer to this event as the "Redemption." As a result, Roche's percentage ownership of our outstanding Common Stock increased from 65% to 100%. Roche accounted for the Redemption as a purchase of a business. Consequently, push-down accounting was required under generally accepted accounting principles to reflect in our consolidated financial statements the amounts paid for our stock in excess of our net book value at the date of the Redemption. Under this method of accounting, our assets and liabilities, including other intangible assets, were recorded at their fair values not to exceed the aggregate purchase price plus Roche's transaction costs at June 30, 1999. Roche purchased 60% in 1990 and 5% in 1991 through 1997 of our outstanding stock. In June 1999, we redeemed all of our Special Common Stock held by stockholders other than Roche resulting in Roche owning 100% of our Common Stock. The push-down effect of Roche's aggregate purchase price and the Redemption price in our consolidated balance sheet as of June 30, 1999 was allocated based on Roche's ownership percentages as if the purchases occurred at the original purchase dates for the 1990 and 1991 through 1997 purchases, and at June 30, 1999 for the Redemption. Management of Genentech determined the values of tangible and intangible assets, including in-process research and development, used in allocating the purchase prices. The aggregate purchase prices for the acquisition of all our outstanding shares, including Roche's estimated transaction costs of $10.0 million, was $6,604.9 million, consisting of approximately $2,843.5 million for the 1990 and 1991 through 1997 purchases and approximately $3,761.4 million for the Redemption.

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
                                               =========  =========   =========


The following table shows the allocation of the excess of the purchase price over net book value (in millions):


                                              Purchase Period
                                            --------------------
                                            1990-1997     1999       Total
                                            ---------  ---------   ---------
Inventories                                 $   102.0  $   186.2   $   288.2
Land                                              -         16.6        16.6
In-process research and development             500.5      752.5     1,253.0
Intangible assets:
  Developed product technology                  429.0      765.0     1,194.0
  Core technology                               240.5      203.0       443.5
  Developed license technology                  292.5      175.0       467.5
  Trained and assembled workforce                32.5       49.0        81.5
  Tradenames                                     39.0      105.0       144.0
  Key distributor relationships                   6.5       73.5        80.0
                                            ---------  ---------   ---------
Total intangibles assets:                     1,040.0    1,370.5     2,410.5
Goodwill                                      1,091.2    1,228.4     2,319.6
Deferred tax liability                         (456.8)    (629.2)   (1,086.0)
                                            ---------  ---------   ---------
     Total                                  $ 2,276.9  $ 2,925.0   $ 5,201.9
                                            =========  =========   =========


Push-Down Accounting Adjustments

The following is a description of accounting adjustments that reflect push-down accounting in our financial statements. These adjustments were based on management's estimates of the value of the tangible and intangible assets acquired:

- The estimated useful life of the inventory adjustment to fair value resulting from the Redemption was approximately one year based upon the expected time to sell inventories on hand at June 30, 1999. We currently expect those inventories to be sold by the end of 2000. We recorded expense of $15.8 million in the third quarter of 2000 and $90.4 million in the first nine months of 2000 related to the inventory adjustment. The entire inventory adjustment related to Roche's 1990 through 1997 purchases was reflected as a charge to retained earnings at June 30, 1999.

- We recorded $1,091.2 million of goodwill less accumulated amortization of $613.6 million through June 30, 1999, as a result of Roche's 1990 through 1997 purchases. The accumulated amortization was charged to retained earnings at June 30, 1999. We also recorded $1,228.4 million of goodwill as a result of the Redemption.

- We recorded $1,040.0 million of other intangible assets, including developed product, core and developed license technology, less accumulated amortization of $911.5 million through June 30, 1999, as a result of Roche's 1990 through 1997 purchases. The accumulated amortization was charged to retained earnings at June 30, 1999. We also recorded $1,370.5 million of other intangible assets as a result of the Redemption.

- We recorded amortization expense related to goodwill and other intangible assets of $95.3 million during the third quarter of 2000 and $285.8 million in the first nine months of 2000.

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

- In connection with the Redemption, options under the 1996 Stock Option/Stock Incentive Plan, or the Plan, were cancelled. Alternative arrangements were provided for certain holders of some of the unvested options under the Plan. We recorded compensation expense related to these alternative arrangements of $2.5 million in the third quarter of 2000 and $8.6 million in the first nine months of 2000.


Note 3.     Relationship with Roche

On June 30, 1999, Roche exercised its option to cause us to redeem all of our Special Common Stock held by stockholders, other than Roche, at a price of $20.63 per share in cash with funds deposited by Roche for such purpose and we retired all of the shares of Special Common Stock including those held by Roche. As a result of the Redemption, Roche owned 100% of our outstanding Common Stock. On July 23, 1999, Roche completed a public offering of 88.0 million shares of our Common Stock. On October 26, 1999, Roche completed a public offering of 80.0 million shares of our Common Stock. On January 19, 2000, Roche completed an offering of zero-coupon notes that are exchangeable for an aggregate of 13,034,618 shares of our Common Stock held by Roche. On March 29, 2000, Roche completed a public offering of 34.6 million shares of our Common Stock. Roche's percentage ownership of our Common Stock was 58.5% at September 30, 2000.

Roche's Right to Maintain Its Percentage Ownership Interest in Our Stock

We expect from time to time to issue additional shares of common stock in connection with our stock option and stock purchase plans, and we may issue additional shares for other purposes. Our affiliation agreement with Roche requires us to, among other things, establish a stock repurchase program designed to maintain Roche's percentage ownership interest in our common stock. In addition, Roche will have a continuing option to buy stock from us at prevailing market prices to maintain its percentage ownership interest.
To ensure that, with respect to any issuance of common stock by Genentech in the future, the percentage of Genentech common stock owned by Roche immediately after such issuance will be no lower than Roche's lowest percentage ownership of Genentech common stock at any time after the offering of common stock occurring in July 1999 and prior to the time of such issuance, except that Genentech may issue shares up to an amount that would cause Roche's lowest percentage ownership to be no more than 2% below the "Minimum Percentage." The Minimum Percentage equals the lowest number of shares of Genentech common stock owned by Roche since the July 1999 offering (to be adjusted in the future for dispositions of shares of Genentech common stock by Roche) divided by 509,194,352 (to be adjusted in the future for stock splits or stock combinations), which is the number of shares of Genentech common stock outstanding at the time of the July 1999 offering adjusted for the two-for-one split of Genentech common stock in November 1999 and October 2000. As long as Roche's percentage ownership is greater than 50%, prior to issuing any shares, Genentech must repurchase a sufficient number of shares of its common stock to ensure that, immediately after its issuance of shares, Roche's percentage ownership will be greater than 50%. Genentech has also agreed, upon Roche's request, to repurchase shares of its common stock to increase Roche's ownership to the Minimum Percentage.


Note 4.     Earnings (Loss) Per Share

The following is a reconciliation of the numerator and denominators of the basic and diluted earnings per share (EPS) computations for the three- and nine-month periods ended September 30, 2000 and 1999 (in thousands).


                                      Three Months         Nine Months
                                  Ended September 30,   Ended September 30,
                                  -------------------   --------------------
                                     2000      1999        2000       1999
                                  ---------  --------   ---------  ---------
Numerator:
 Net income (loss) - numerator
  For basic and diluted EPS:      $   4,465  $(62,845)  $ (35,600) $(971,622)
                                  ---------  --------   ---------  ---------
Denominator:
 Denominator for basic EPS--
  weighted-average shares           522,928   511,413     521,097    512,050

 Effect of dilutive securities:
  Stock options                      18,555         -           -          -
                                  ---------  --------   ---------  ---------
 Denominator for diluted EPS
 --adjusted weighted-average
   shares and assumed conversions   541,483   511,413     521,097    512,050
                                  =========  ========   =========  =========


Options to purchase 169,720 shares of common stock between $85.50 per share and $95.66 per share were outstanding in the three month period ended September 30, 2000, but were not included in the computation of diluted EPS because the options were anti-dilutive.

We excluded potentially dilutive securities composed of incremental common shares issuable upon the exercise of stock options from the diluted loss per share for the nine month period ended September 30, 2000 and the three- and nine-month periods ended September 30, 1999 because of their anti-dilutive effect.


Note 5.     Comprehensive Income

Comprehensive income is comprised of net income and other comprehensive income. Other comprehensive income includes certain changes in equity that are excluded from net income. Specifically, unrealized holding gains and losses on our available-for-sale securities, which were reported separately in stockholders' equity, are included in accumulated other comprehensive income. Comprehensive income (loss) and its components for the three- and nine-month periods ended September 30, 2000 and 1999 are as follows (in thousands):


                                    Three Months             Nine Months
                                Ended September 30,      Ended September 30,
                                --------------------     --------------------
                                  2000        1999         2000        1999
                                --------   ---------     --------   ---------
Net income (loss)               $  4,465   $ (62,845)    $(35,600)  $(971,622)
Change in unrealized
  gain (loss) on securities
  available-for-sale             103,328      27,673      167,139       6,178
                                --------   ---------     --------   ---------
Comprehensive income (loss)     $107,793   $ (35,172)    $131,539   $(965,444)
                                ========   =========     ========   =========



Note 6.     Legal Proceedings

We are a party to various legal proceedings, including patent infringement litigation relating to our human growth hormone products and antibody products, licensing and contract disputes, and other matters.

On May 28, 1999, Glaxo Wellcome Inc. filed a patent infringement lawsuit against us in the U.S. District Court in Delaware. The suit asserts that we infringe four U.S. patents owned by Glaxo Wellcome. Two of the patents relate to the use of specific kinds of antibodies for the treatment of human disease, including cancer. The other two patents asserted against us relate to preparations of specific kinds of antibodies which are made more stable and the methods by which such preparations are made. We have been served with the complaint. The complaint fails to specify which of our products or methods of manufacture are allegedly infringing the four patents at issue. However, we believe that the suit relates to the manufacture, use and sale of our Herceptin and Rituxan antibody products. On July 19, 1999, we filed our answer to Glaxo's complaint, and in our answer we also stated counterclaims against Glaxo. On or about October 27, 2000, Glaxo filed a motion for summary judgment that our Herceptin and Rituxan antibody products infringe two of the patents asserted against us in this suit. We have not yet responded to that motion. The judge has rescheduled the trial of this suit to begin April 16, 2001.

On September 14, 2000, Glaxo Wellcome filed another patent infringement lawsuit against us in the U.S. District Court in Delaware, alleging that we are infringing U.S. Patent No. 5,633,162 owned by Glaxo Wellcome. The patent relates to specific methods for culturing Chinese Hamster Ovary cells. The complaint fails to specify which of our products or methods of manufacture are allegedly infringing that patent. However, the complaint makes a general reference to Genentech's making, using, and selling "monoclonal antibodies", and so we believe that the suit relates to our Herceptin and Rituxan antibody products. On October 4, 2000, we filed our answer to Glaxo's complaint, and in our answer we also stated counterclaims against Glaxo. The judge has not yet scheduled the trial of this suit.

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

     Genentech and BTG each filed appeals with the Federal Circuit relating to the proceedings in the District Court, and those appeals are now pending. Genentech filed its appeal brief with the Federal Circuit on May 15, 2000. BTG filed its appeal brief on July 11, 2000. In it, BTG included a request that its antitrust claims against Genentech (which previously had been dismissed by the District Court) be reinstated. The Federal Circuit has scheduled a hearing of the appeals for December 4, 2000.

On June 7, 2000, Chiron Corporation filed a patent infringement suit against us in the U.S. District Court in the Eastern District of California (Sacramento), alleging that the manufacture, use, sale and offer for sale of our Herceptin antibody product infringes Chiron's U.S. Patent No. 6,054,561. This patent relates to certain antibodies that bind to breast cancer cells and/or other cells. On August 4, 2000, we filed our answer to Chiron's complaint, and in our answer we also stated counterclaims against Chiron. The judge has scheduled the trial of this suit to begin June 25, 2002.

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


Note 7.     Inventories

We recognized expense of $15.8 million in the third quarter and $90.4 million in the first nine months of 2000 related to the sale of inventory that was written up as a result of the Redemption and push-down accounting. Inventories are summarized below (in thousands):


                                        September 30,    December 31,
                                            2000              1999
                                        -------------    ------------
         Raw materials and supplies       $ 21,467         $ 19,903
         Work in process                   196,973          228,092
         Finished goods                     19,394           27,250
                                        -------------    ------------
                Total                     $237,834         $275,245
                                        =============    ============

Note 8.     Subsequent Event

On October 24, 2000, we effected a two-for-one stock split of our Common Stock in the form of a dividend of one share of Genentech Common Stock of each share held at the close of business on October 17, 2000. Our stock began trading on a split-adjusted basis on October 25, 2000. All numbers relating to the number of shares, price per share and per share amounts of Common Stock and Special Common Stock give effect to the split.

                    INDEPENDENT ACCOUNTANTS' REVIEW REPORT



The Board of Directors and Stockholders
Genentech, Inc.


We have reviewed the accompanying condensed consolidated balance sheet of Genentech, Inc. as of September 30, 2000, and the related condensed consolidated statements of operations for the three-month and nine-month periods ended September 30, 2000 and 1999 and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2000 and 1999. These financial statements are the responsibility of Genentech's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheet of Genentech, Inc. as of December 31, 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein) and in our report dated January 18, 2000, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1999, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.





                                             ERNST & YOUNG LLP

San Jose, California
October 9, 2000, except for Note 8,
as to which the date is October 24, 2000

                               GENENTECH, INC.
                              FINANCIAL REVIEW


Overview

Genentech is a leading biotechnology company that uses human genetic information to discover, develop, manufacture and market human pharmaceuticals for significant unmet medical needs. Fourteen of the approved products of biotechnology stem from our science. We co-developed Rituxan with IDEC Pharmaceuticals Corporation from whom we license Rituxan. We also co-developed Nutropin Depot with Alkermes, Inc. from whom we license Nutropin Depot. We manufacture and market nine products directly in the United States.

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

Stock Split

On October 24, 2000, we effected a two-for-one stock split of our Common Stock in the form of a dividend of one share of Genentech Common Stock for each share held at the close of business on October 17, 2000. Our stock began trading on a split-adjusted basis on October 25, 2000. All numbers relating to the number of shares, price per share and per share amounts of Common Stock and Special Common Stock gives effect to the split.

Redemption of Our Special Common Stock

On June 30, 1999, we redeemed all of our outstanding Special Common Stock held by stockholders other than Roche Holdings, Inc., commonly known as Roche, at a price of $20.63 per share in cash with funds deposited by Roche for that purpose. We refer to this event as the "Redemption." As a result of the Redemption, Roche's percentage ownership of our outstanding Common Stock increased from 65% to 100%. Consequently, under U.S. generally accepted accounting principles, we were required to use push-down accounting to reflect in our financial statements the amounts paid for our stock in excess of our net book value. Push-down accounting required us to record $1,706.0 million of goodwill and $1,499.0 million of other intangible assets onto our balance sheet in the second quarter of 1999. For more information about push-down accounting, you should read the "Redemption of Our Special Common Stock" note in the Notes to Condensed Consolidated Financial Statements.

Relationship with Roche

On July 23, 1999, October 26, 1999, and March 29, 2000, Roche completed public offerings of our Common Stock. We did not receive any of the net proceeds from these offerings. On January 19, 2000, Roche completed an offering of zero-coupon notes that are exchangeable for an aggregate of 13,034,618 shares of our Common Stock held by Roche. Roche's percentage ownership of our outstanding Common Stock is approximately 58.5% at September 30, 2000.

Roche's Right to Maintain Its Percentage Ownership Interest in Our Stock

We expect from time to time to issue additional shares of common stock in connection with our stock option and stock purchase plans, and we may issue additional shares for other purposes. The affiliation agreement requires us to, among other things, establish a stock repurchase program designed to maintain Roche's percentage ownership interest in our common stock. In addition, Roche will have a continuing option to buy stock from us at prevailing market prices to maintain its percentage ownership interest. To ensure that, with respect to any issuance of common stock by Genentech in the future, the percentage of Genentech common stock owned by Roche immediately after such issuance will be no lower than Roche's lowest percentage ownership of Genentech common stock at any time after the offering of common stock occurring in July 1999 and prior to the time of such issuance, except that Genentech may issue shares up to an amount that would cause Roche's lowest percentage ownership to be no more than 2% below the "Minimum Percentage." The Minimum Percentage equals the lowest number of shares of Genentech common stock owned by Roche since the July 1999 offering (to be adjusted in the future for dispositions of shares of Genentech common stock by Roche) divided by 509,194,352 (to be adjusted in the future for stock splits or stock combinations), which is the number of shares of Genentech common stock outstanding at the time of the July 1999 offering adjusted for the two-for-one split of our common stock in November 1999 and October 2000. As long as Roche's percentage ownership is greater than 50%, prior to issuing any shares, Genentech must repurchase a sufficient number of shares of its common stock to ensure that, immediately after its issuance of shares, Roche's percentage ownership will be greater than 50%. We have also agreed, upon request, to repurchase shares of our common stock to increase Roche's ownership to the Minimum Percentage.


RESULTS OF OPERATIONS
(dollars in millions, except per share amounts)

Pro forma results exclude special charges related to the Redemption and legal settlements, and recurring charges related to the Redemption, and their related tax effects. These charges are further discussed below in "Special Charges" and "Recurring Charges Related to Redemption."


                                  Three Months Ended
                                     September 30,
                        -------------------------------------
                               2000                1999
                        -----------------   -----------------   Pro Forma
REVENUES                Actual  Pro Forma   Actual  Pro Forma    % Change
-------------------     ------  ---------   ------  ---------    --------
Revenues                $445.2     $445.2   $345.3     $345.3       29%
                        ======  =========   ======  =========    ========
PRODUCT SALES
-------------------
Herceptin               $ 72.6     $ 72.6   $ 47.9     $ 47.9       52%
Rituxan                  117.9      117.9     72.6       72.6       62
Activase/TNKase           50.7       50.7     59.2       59.2      (14)
Growth Hormone            61.1       61.1     59.9       59.9        2
Pulmozyme                 30.0       30.0     27.0       27.0       11
Actimmune                  1.9        1.9      0.4        0.4      375
                        ------  ---------   ------  ---------    --------
Total product sales     $334.2     $334.2   $267.0     $267.0       25%
                        ======  =========   ======  =========    ========


                                   Nine Months Ended
                                     September 30,
                        -----------------------------------------
                               2000                 1999
                        -------------------   -------------------   Pro Forma
REVENUES                 Actual   Pro Forma    Actual   Pro Forma    % Change
--------------------    --------  ---------   --------  ---------   ---------
Revenues                $1,244.5   $1,244.5   $1,062.9   $1,042.5      19%
                        ========  =========   ========  =========   =========
PRODUCT SALES
--------------------
Herceptin               $  208.0   $  208.0   $  134.0   $  134.0      55%
Rituxan                    305.8      305.8      204.1      204.1      50
Activase/TNKase            155.0      155.0      169.3      169.3      (8)
Growth Hormone             166.1      166.1      175.5      175.5      (5)
Pulmozyme                   89.1       89.1       85.7       85.7       4
Actimmune                    2.8        2.8        1.8        1.8      56
                        --------  ---------   --------  ---------   ---------
Total product sales     $  926.8   $  926.8   $  770.4   $  770.4      20%
                        ========  =========   ========  =========   =========

Revenues increased 29% in the third quarter of 2000 and 19% in the first nine months of 2000 from the comparable periods in 1999 primarily as a result of higher product sales and, to a lesser extent, higher gains from the sale of biotechnology equity securities. These increases are further discussed below.

Total product sales increased 25% in the third quarter of 2000 and 20% in the first nine months of 2000 from the comparable periods in 1999 primarily as a result of higher sales from our bio-oncology products, Rituxan and Herceptin.

Herceptin: Net sales of Herceptin increased 52% in the third quarter of 2000 and 55% in the first nine months of 2000 from the comparable periods in 1999. Since the launch of Herceptin in the fourth quarter of 1998, an increase in penetration into the breast cancer market has contributed to a positive sales trend.

     During the third quarter of 2000, Hoffmann-La Roche received approval from the European Commission to market Herceptin for the treatment of HER2-positive metastatic breast cancer. We will receive royalties from Hoffmann-La Roche for these Herceptin product sales.

     On May 3, 2000, we sent a letter to physicians advising them of some serious adverse events that have been reported related to the use of Herceptin and that have occurred subsequent to its approval. In 15 patients who experienced such serious adverse events following Herceptin therapy, death ensued. Nine of these patients died within 24 hours after Herceptin administration. Most of these patients had significant pre-existing pulmonary compromise as a consequence of lung disease or malignancies that had spread to the lung. On October 6, 2000, we issued a follow-up letter to physicians which includes an amended package insert for Herceptin including this information.

Rituxan: Net sales of Rituxan increased 62% in the third quarter of 2000 and 50% in the first nine months of 2000 from the comparable periods in 1999. These increases were primarily due to increased market penetration for the treatment of B-cell non-Hodgkin's lymphoma.

Activase/TNKase: Net sales of our two cardiovascular products, Activase and TNKase, were $50.7 million in the third quarter of 2000 and $155.0 million in the first nine months of 2000. TNKase received U.S. Food and Drug Administration, or FDA, approval in early June 2000 and was launched in mid-June 2000. The decreases from the prior year were due to a decline in the overall size of the thrombolytic market as a result of increasing use of mechanical reperfusion as well as early intervention with other therapies in the treatment of acute myocardial infarction, and continued competition from Centocor, Inc.'s Retavase, registered trademark, (reteplase).

Growth Hormone: Net sales of our four growth hormone products, Protropin, Nutropin, Nutropin AQ and Nutropin Depot, increased slightly in the third quarter of 2000 and decreased 5% in the first nine months of 2000 from the comparable periods in 1999. The decrease in the first nine months compared to last year was largely due to fluctuations in distributor ordering patterns. Nutropin Depot was launched on June 28, 2000.

Pulmozyme: Net sales of Pulmozyme in the third quarter of 2000 and first nine months for 2000 were slightly higher than the comparable periods in 1999. These increases were attributable to increased market penetration into the early and mild patient populations for the management of cystic fibrosis as well as a price increase for the year.



                                     Three Months Ended
                                        September 30,
                             -------------------------------------
                                  2000                1999
ROYALTIES, CONTRACT AND      -----------------   -----------------   Pro Forma
OTHER, AND INTEREST INCOME   Actual  Pro Forma   Actual  Pro Forma    % Change
--------------------------   ------  ---------   ------  ---------   ---------
Royalties                    $ 51.8     $ 51.8   $ 46.1     $ 46.1       12%
Contract and other             33.5       33.5      7.5        7.5      347
Interest income                25.7       25.7     24.7       24.7        4




                                     Nine Months Ended
                                       September 30,
                             -------------------------------------
                                  2000                1999
ROYALTIES, CONTRACT, AND     -----------------   -----------------   Pro Forma
OTHER, AND INTEREST INCOME   Actual  Pro Forma   Actual  Pro Forma    % Change
--------------------------   ------  ---------   ------  ---------   ---------
Royalties                    $148.8     $148.8   $138.7     $138.7        7%
Contract and other             99.5       99.5     84.7       64.3       55
Interest income                69.4       69.4     69.1       69.1        -


Royalty Income: Royalty income increased 12% in the third quarter of 2000 and 7% in the first nine months of 2000 from the comparable periods in 1999. These increases were due to higher third-party sales from various licensees.

Contract and Other Revenues: Contract and other revenues in the third quarter of 2000 increased from the comparable period in 1999 primarily as a result of higher gains from the sale of biotechnology equity securities. Contract and other revenues in the first nine months of 2000 increased from the comparable period in 1999 primarily as a result of higher gains from the sale of biotechnology equity securities, offset in part by lower contract revenues from our strategic alliances with third-party collaborators and the 1999 recognition of $20.3 million of gains related to the write-up of marketable securities as a result of push-down accounting. These offsets are further discussed below and in the "Redemption of Our Special Common Stock"
note in the Notes to Condensed Consolidated Financial Statements.

     Pro forma contract and other revenues increased in the first nine months of 2000 from the comparable period in 1999 due to higher gains from the sale of biotechnology equity securities, offset in part by lower contract revenues from our strategic alliances with third-party collaborators. In the second quarter of 1999 we received an initial license fee and retroactive royalties pursuant to a licensing agreement with Immunex Corporation for Enbrel, registered trademark, a milestone payment from Schwarz Pharma AG related to a FDA filing for Nutropin Depot and higher revenues from Hoffmann-La Roche primarily related to Herceptin.

Interest Income: Interest income in the third quarter 2000 was slightly higher than the comparable period in 1999 due to a higher balance in our cash and investment portfolio. Interest income in the first nine months of 2000 was comparable to last year.


                                      Three Months Ended
                                         September 30,
                            -------------------------------------
                                  2000                 1999
                            -----------------   -----------------   Pro Forma
COST AND EXPENSES           Actual  Pro Forma   Actual  Pro Forma    % Change
-------------------------   ------  ---------   ------  ---------   ---------
Cost of sales               $ 91.4     $ 75.6   $ 92.8     $ 46.0       64%
Research and development     113.6      113.6     84.6       84.6       34
Marketing, general and
  administrative             131.7      131.7    113.6      113.6       16
Special charge:
  Related to redemption        -          -       57.8        -          -
Recurring charges related
  to redemption               97.8        -       98.9        -          -
Interest expense               1.2        1.2      1.3        1.3       (8)
                            ------  ---------   ------  ---------   ---------
Total costs and expenses    $435.7     $322.1   $449.0     $245.5       31%
                            ======  =========   ======  =========   =========



                                      Nine Months Ended
                                        September 30,
                            ----------------------------------------
                                  2000                  1999
                            -------------------   ------------------    Pro Forma
COST AND EXPENSES            Actual   Pro Forma    Actual   Pro Forma    % Change
-------------------------   --------  ---------   --------  ---------   ---------
Cost of sales               $  295.1     $204.7     $191.2     $144.3       42%
Research and development       340.6      340.6      269.6      269.6       26
Marketing, general and
  administrative               350.8      350.8      328.2      328.2        7
Special charges:
  Legal settlements              -          -         50.0        -          -
  Related to redemption          -          -      1,205.1        -          -
Recurring charges related
  to redemption                294.4        -         98.9        -          -
Interest expense                 3.7        3.7        4.0        4.0       (8)
                            --------  ---------   --------  ---------   ---------
Total costs and expenses    $1,284.6     $899.8   $2,147.0     $746.1       21%
                            ========  =========   ========  =========   =========



Cost of Sales: Cost of sales in the third quarter of 2000 was comparable to last year. However, cost of sales as a percent of product sales decreased to 27% in the third quarter of 2000 from 35% in the prior year. The decrease in the ratio primarily reflects a decline in the costs recognized on the sale of inventory that was written up at the Redemption due to push-down accounting. This inventory had been substantially sold by September 30, 2000. The remaining inventory that was written up is expected to be sold by the end of this year. Cost of sales for the first nine months of 2000 increased 54% from the comparable period in 1999. Cost of sales as a percent of product sales for the first nine months of 2000 was 32% compared to 25% in the previous year. These increases primarily reflect the recognition of nine months of costs related to the sale of inventory that was written up at the Redemption due to push-down accounting compared to three months of costs in 1999, a change in the product mix, an increase in provisions established for nonuseable inventory and higher sales to Hoffmann-La Roche.

     Pro forma cost of sales, exclusive of the expense related to the sale of the inventory written up at the Redemption, increased 64% in the third quarter and 42% in the first nine months of 2000 from the comparable periods in 1999. Pro forma cost of sales as a percent of product sales was 23% in the third quarter of 2000 compared to 17% in the prior year. Pro forma cost of sales as a percent of product sales was 22% in the first nine months of 2000 compared to 19% in 1999. The increases in cost of sales as a percent of product sales primarily reflects a change in the product mix, an increase in provisions established for nonuseable inventory and higher sales to Hoffmann-La Roche.

Research and Development: Research and development, or R&D, expenses increased 34% in the third quarter and 26% in the first nine months of 2000 from the comparable periods in 1999. The increase in the third quarter is primarily due to an increase in expenses related to later-stage clinical trials. The increase in the first nine months also include a $15 million upfront payment for the purchase of in-process research and development, or IPR&D, under an in-licensing agreement with Actelion Ltd., for the rights to develop and co-promote tezosentan in the United States for the potential treatment of acute heart failure, and a milestone payment made under a collaboration contract. We determined that the acquired IPR&D was not yet technologically feasible and that it had no future alternative uses. Actelion is leading the development effort of tezosentan and the project is currently in Phase III clinical trials.

     For the third quarter of 2000, we invested 26% of revenues into R&D compared to 25% (pro forma) in the prior year. For the first nine months of 2000, we invested 27% of revenues into R&D compared to 26% (pro forma) in the prior year. R&D expenses as a percent of revenues are expected to vary over the next several periods dependent on possible in-licensing agreements and as products progress through late-stage clinical trials.

Marketing, General and Administrative: Overall marketing, general and administrative, or MG&A, expenses increased in the third quarter and first nine months of 2000 over the comparable periods in 1999. These increases resulted from higher marketing and sales expenses while general and administrative expenses decreased. The marketing and sales increases were driven by the continued support of our growing bio-oncology business, including the Rituxan profit-sharing expense, the launch of TNKase, and launch support of Xolair for the potential treatment of allergic asthma and seasonal allergic rhinitis. The decreases in general and administrative expenses were mostly due to the write-down of certain biotechnology investments and higher legal expenses incurred in the prior year.

Special Charges: The first nine months of 1999 included a $1,205.1 million special charge related to the Redemption and the application of push-down accounting. This charge included a non-cash charge of $752.5 million for IPR&D, $284.5 million for the cash-out of Special Common Stock options, and $160.1 million as a non-cash charge for the remeasurement of the value of continuing employee stock options. The first nine months of 1999 also included a $50.0 million legal settlement related to a federal investigation of our past clinical, sales and marketing activities associated with human growth hormone.

Recurring Charges Related to Redemption: We began recording recurring charges related to the Redemption and push-down accounting in the third quarter of 1999. These charges were approximately $97.8 million in the third quarter of 2000 and were comprised of $95.3 million for the amortization of intangibles and goodwill, and $2.5 million of compensation expense related to alternative arrangements provided at the time of the Redemption for certain holders of some of the unvested options under the 1996 Stock Option/Stock Incentive Plan. These charges were approximately $294.4 million in the first nine months of 2000 and were comprised of $285.8 million for the amortization of intangibles and goodwill, and $8.6 million of compensation expense related to alternative arrangements provided at the time of the Redemption for certain holders of some of the unvested options under the 1996 Stock Option/Stock Incentive Plan.

Interest Expense: Interest expense will fluctuate depending on the amount of capitalized interest related to the amount of construction projects.
Interest expense, net of amounts capitalized, relates to interest on our 5% convertible subordinated debentures.



                                              Three Months Ended
                                                 September 30,
                                    -------------------------------------
                                           2000                1999
                                    -----------------   -----------------   Pro Forma
INCOME TAX                          Actual  Pro Forma   Actual  Pro Forma    % Change
--------------------------------    ------  ---------   ------  ---------   ---------
Income tax provision (benefit)      $  5.0     $ 38.1    $(40.9)   $ 32.9       16%




                                              Nine Months Ended
                                                September 30,
                                    -------------------------------------
                                           2000                1999
                                    -----------------   ------------------   Pro Forma
INCOME TAX                          Actual  Pro Forma    Actual  Pro Forma    % Change
--------------------------------    ------  ---------   -------  ---------   ---------
Income tax (benefit) provision      $ (4.5)    $106.9   $(112.5)    $ 97.8        9%



Income Tax: The income tax provision of $5.0 million for the third quarter of 2000 consists of tax expense of $38.1 million on pretax income excluding the impact of push-down accounting, and tax benefits of $33.1 million related to push-down accounting. The tax provision benefit of $4.5 million for the first nine months of 2000 consists of tax expense of $106.9 million on pretax income excluding the impact of push-down accounting, and tax benefits of $111.4 million related to push-down accounting. The tax provision benefit of $40.9 million for the third quarter and $112.5 million for the first nine months of 1999 consisted of tax expense of $32.9 million and $97.8 million, respectively, on pretax income excluding special charges and legal settlement and tax benefits of $73.8 million for the third quarter and $210.3 million for the first nine months of 1999 related to the income and deductions attributable to push-down accounting and legal settlement.

     Our effective tax rates were approximately 53% for the third quarter and 11% for the first nine months of 2000, which reflect the non-deductibility of goodwill amortization. The effective tax rate on pretax income excluding special charges and the legal settlement was 41% for the third quarter and first nine months of 1999, which reflected the anticipated impact of non-deductible goodwill amortization on the full year 1999 effective tax rate.

     The pro forma effective tax rate of 31% in the third quarter and first nine months of 2000 is lower than the 33% tax rate in the comparable periods of 1999. The decrease in the tax rate is primarily due to increased R&D tax credits.

                                      Three Months Ended
                                         September 30,
                            ---------------------------------------
                                  2000                 1999
                            -----------------   -------------------   Pro Forma
NET INCOME (LOSS)           Actual  Pro Forma    Actual   Pro Forma    % Change
-------------------------   ------  ---------   --------  ---------   ---------
Net income (loss)           $  4.5     $ 85.0   $  (62.8)    $ 66.9       27%
Earnings (loss) per share:
  Basic                       0.01       0.16      (0.12)      0.13       23
  Diluted                     0.01       0.16      (0.12)      0.13       23


                                       Nine Months Ended
                                         September 30,
                            ---------------------------------------
                                  2000                 1999
                            -----------------   -------------------   Pro Forma
NET INCOME (LOSS)           Actual  Pro Forma    Actual   Pro Forma    % Change
-------------------------   ------  ---------   --------  ---------   ---------
Net income (loss)           $(35.6)    $237.8   $ (971.6)    $198.6       20%
Earnings (loss) per share:
  Basic                      (0.07)      0.46      (1.90)      0.39       18
  Diluted                    (0.07)      0.44      (1.90)      0.38       16


The modest net income for the third quarter and net loss for the first nine months of 2000 primarily reflect recurring charges for the amortization of goodwill and other intangible assets related to the Redemption and push-down accounting, and costs related to the sale of inventory that was written up at the Redemption. The net loss in the third quarter of 1999 reflects the Redemption and push-down accounting. The net loss in the first nine months of 1999 reflects the Redemption and push-down accounting, and the legal settlement recorded in the first quarter of 1999. For further information, read the "Redemption of our Special Common Stock" note in the Notes to Condensed Consolidated Financial Statements and the "Special Charges" and "Recurring Charges Related to Redemption" sections above.

     Pro forma net income, which excludes ongoing charges related to the Redemption and push-down accounting, for the third quarter of 2000 was $85.0 million and for the first nine months of 2000 was $237.8 million. The increases from the prior year were largely due to higher sales of our bio-oncology products and higher gains from the sale of biotechnology equity securities; partly offset by higher cost of sales, R&D and MG&A expenses.

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

     A brief description of projects that were included in the IPR&D charge is set forth below, including an estimated percentage of completion as of June 30, 1999, the Redemption date. Projects subsequently added to the research and development pipeline are not included. Except as otherwise noted below, there have been no significant changes to the projects since the Redemption date. We do not track all costs associated with research and development on a project-by-project basis. Therefore, we believe a calculation of cost incurred as a percentage of total incurred project cost as of the FDA approval is not possible. We estimate, however, that the research and development expenditures that will be required to complete the in-process projects will total at least $650.0 million, as compared to $700.0 million as of the Redemption date. This estimate reflects discontinued projects and decreases in cost to complete estimates for other projects, partially offset by an increase in certain cost estimates related to early stage projects and changes in expected completion dates.

     The foregoing discussion of our IPR&D projects, and in particular the following table and subsequent paragraphs regarding the future of these projects, our additional product programs and our process technology program include forward-looking statements that involve risks and uncertainties, and actual results may vary materially. For a discussion of risk factors that may affect projected completion dates and the progress of research and development, see "Forward-Looking Information and Cautionary Factors that May Affect Future Results - "The Successful Development of Pharmaceutical Products is Highly Uncertain," "- Protecting Our Proprietary Rights Is Difficult and Costly" and "- We May be Unable to Obtain Regulatory Approvals for Our Products."



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

     The significant changes to the projects in the IPR&D charge since the Redemption date through September 30, 2000, include:

- Nutropin Depot long-acting growth hormone - project received FDA approval in December 1999.
-  TNKase second generation t-PA - project received FDA approval in June
   2000.
- Anti-IgE antibody - project has moved from Phase III studies to awaiting regulatory approval.
- Xubix (sibrafiban) oral IIb/IIIa antagonist - project has been discontinued.
-  Anti-CD18 antibody - project has been discontinued.
- Anti-VEGF antibody - project has moved from Phase II studies to Phase III studies.
-  Dornase alfa AERx - project has moved to Phase IIa studies.
- Activase t-PA - project has completed one Phase III trial and is awaiting regulatory approval.
-  Anti-CD11a antibody - project has moved to Phase III.
- Herceptin antibody for adjuvant therapy for breast cancer - project has moved to Phase III.
-  Thrombopoietin (TPO) - project has moved to Phase III.
-  AMD Fab - project has moved to Phase I trials.
-  LDP-02 - project has moved to Phase II studies.



LIQUIDITY AND CAPITAL RESOURCES           September 30, 2000    December 31, 1999
--------------------------------------    ------------------    -----------------
Cash and cash equivalents, short-term
  investments and long-term marketable
  securities                                  $ 2,564.0             $ 1,957.4
Working capital                               $ 1,209.8                 842.4


We used cash generated from operations, income from investments and proceeds from stock issuances to fund operations, purchase marketable securities and make capital and equity investments.

Cash and cash equivalents, short-term investments and long-term marketable securities at September 30, 2000 increased from December 31, 1999. Working capital increased by $367.4 million in the first nine months of 2000 from December 31, 1999.

Capital expenditures totaled $79.0 million in the first nine months of 2000 compared to $65.3 million in the comparable period of 1999. The increase in 2000 compared to 1999 was primarily due to an increase in leasehold improvements.

We believe that our cash, cash equivalents and short-term investments, together with funds provided by operations and leasing arrangements, will be sufficient to meet our foreseeable operating cash requirements. In addition, we believe we could access additional funds from the debt and, under certain circumstances, capital markets. See also "Our Affiliation Agreement with Roche Could Adversely Affect Our Cash Position" below for factors that could negatively affect our cash position.


FORWARD-LOOKING INFORMATION AND CAUTIONARY FACTORS THAT MAY AFFECT FUTURE
RESULTS

The following section contains forward-looking information based on our current expectations. Because our actual results may differ materially from this and any other forward-looking statements made by or on behalf of Genentech, this section also includes a discussion of important factors that could affect our actual future results, including, but not limited to, our product sales, royalties, contract revenues, expenses and net income.

Fluctuations in Our Operating Results Could Affect the Price of Our Common
Stock

Our operating results may vary from period to period for several reasons including:

-  The overall competitive environment for our products.

   For example, sales of our Activase product decreased in 1998, 1999 and 2000 primarily due to competition from Centocor Inc.'s Retavase.

-  The amount and timing of sales to customers in the United States.

   For example, sales of our Growth Hormone products increased in 1999 due to fluctuations in distributor ordering patterns.

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

   For example, in February 2000, we entered into an agreement with Actelion Ltd. for the purchase of rights for the development and co-promotion in the United States of tezosentan, and paid Actelion an upfront fee of $15 million.

-  Future levels of revenue.

Roche, Our Controlling Stockholder, May Have Interests That Are Adverse to Other Stockholders

Roche, as our majority stockholder, controls the outcome of actions requiring the approval of our stockholders. Our bylaws provide, among other things, that the composition of our board of directors shall consist of two Roche directors, three independent directors nominated by a nominating committee and one Genentech employee nominated by the nominating committee. As long as Roche owns in excess of 50% of our common stock, Roche directors will comprise two of the three members of the nominating committee. However, at any time until Roche owns less than 5% of our stock, Roche will have the right to obtain proportional representation on our board. Roche intends to continue to allow our current management to conduct our business and operations as we have done in the past. However, we cannot assure stockholders that Roche will not institute a new business plan in the future. Roche's interests may conflict with your interests.

Our Affiliation Agreement with Roche Could Limit Our Ability to Make Acquisitions and Could Have A Material Impact on Our Liquidity

The affiliation agreement between us and Roche contains provisions that:

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

Our certificate of incorporation provides that any person purchasing or acquiring an interest in shares of our capital stock shall be deemed to have consented to the provisions in the certificate of incorporation relating to competition with Roche, conflicts of interest with Roche, the offer of corporate opportunities to Roche and intercompany agreements with Roche. This deemed consent may restrict your ability to challenge transactions carried out in compliance with these provisions.

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

     Roche has the right to maintain its percentage ownership interest in our common stock. Our affiliation agreement with Roche requires us to, among other things, establish a stock repurchase program designed to maintain Roche's percentage ownership in our common stock if we issue or sell any shares. This right of Roche may limit our flexibility as to the number of shares we are able to grant under our stock option plans. We therefore cannot assure you that we will be able to attract or retain skilled personnel or maintain key relationships.

We Face Growing and New Competition

We face growing competition in two of our therapeutic markets and expect new competition in a third market. First, in the thrombolytic market, Activase has lost market share and could lose additional market share to Centocor, Inc.'s Retavase, either alone or in combination with the use of another Centocor, Inc. product, ReoPro, registered trademark, (abciximab); the resulting adverse effect on sales could be material. Retavase received approval from the U.S. Food and Drug Administration, commonly known as the FDA, in October 1996 for the treatment of acute myocardial infarction. There is also an increasing use of mechanical reperfusion in lieu of thrombolytic therapy for the treatment of acute myocardial infarction, which we expect to continue.

     Second, in the growth hormone market, we continue to face increased competition from four other companies currently selling growth hormone and an additional company which may enter the market in the near future. As a result of that competition, we have experienced a slight loss in market share. The four competitors have also received approval to market their existing human growth hormone products for additional indications. As a result of this competition, sales of our Growth Hormone products may decline, perhaps significantly.

     Third, in the non-Hodgkin's lymphoma market, Coulter Pharmaceuticals Inc., or Coulter, has filed and received an expedited review of a revised Biologics License Application, or BLA, in 2000 for a product that would compete with our product Rituxan. We are also aware of other potentially competitive biologic therapies for non-Hodgkin's lymphoma in development.

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

   For example, in January 2000, a federal court judge lifted a preliminary injunction that had been in effect since 1995 against Bio-Technology General Corporation, or BTG. Although an appeal of the judge's decision is pending, BTG is now permitted to sell its competitive growth hormone product in the United States.

- The outcome of litigation involving our patents and patents of other companies for products and processes related to production and formulation of those products.

   For example, as further described in "Protecting Our Proprietary Rights is Difficult and Costly," in May 1999, June 2000, and September 2000, several companies filed patent infringement lawsuits against us alleging that we are infringing certain of their patents.

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

In Connection with the Redemption of Our Special Common Stock, We Recorded Substantial Goodwill and Other Intangibles, the Amortization of Which Will Adversely Affect Our Earnings

As a result of the redemption of our special common stock, Roche owned all of our outstanding common stock. Consequently, push-down accounting under generally accepted accounting principles was required. Push-down accounting required us to establish a new accounting basis for our assets and liabilities, based on Roche's cost in acquiring all of our stock. In other words, Roche's cost of acquiring Genentech was "pushed down" to us and reflected on our financial statements. Push-down accounting required us to record goodwill and other intangible assets of approximately $1,706.0 million and $1,499.0 million, respectively, during the second quarter of 1999. The amortization of this goodwill and other intangible assets will have a significant negative impact on our financial results in future years. In addition, we will continuously evaluate whether events and circumstances have occurred that indicate the remaining balance of this and other intangible assets may not be recoverable. If our assets need to be evaluated for possible impairment, we may have to reduce the carrying value of our intangible assets. This could have a material adverse effect on our financial condition and results of operations during the periods in which we recognize a reduction. We may have to write down intangible assets in future periods. For more information about push-down accounting, see the notes to our consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 1999, which we have incorporated by reference.

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

   For example, we expect the approval of Herceptin outside the United States to have an impact on royalties.

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

     The presence of patents or other proprietary rights belonging to other parties may lead to our termination of the research and development of a particular product.

     We believe that we have strong patent protection or the potential for strong patent protection for a number of our products that generate sales and royalty revenue or that we are developing. However, the courts will determine the ultimate strength of patent protection of our products and those on which we earn royalties.

     Three lawsuits have been filed against us in which the companies involved allege that we have infringed their patents by the manufacture and sale of certain of our products:

- In May 1999, Glaxo Wellcome Inc. filed a complaint in which it appears to claim that our manufacture, use and sale of Rituxan and Herceptin antibody products infringe four Glaxo Wellcome patents that relate to certain uses and preparations of antibodies.

- In June 2000, Chiron Corporation filed a complaint in which it claims that our manufacture and sale of Herceptin infringe a patent it owns.

- In September 2000, Glaxo Wellcome filed another complaint in which it appears to claim that our manufacture, use and sale of Rituxan and Herceptin antibody products infringe a Glaxo Wellcome patent that relates to certain cell culture methods.

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

     - in 1999, our Phase II clinical study of recombinant human vascular endothelial growth factor, which is known as VEGF, protein failed to meet the primary endpoints of the study; and

     - in June 2000, our Phase II clinical trial of recombinant humanized anti-CD18 monoclonal antibody fragment, which is known as rhuMAb CD18 for treatment of myocardial infarction, more commonly known as a heart attack, did not meet its primary study objectives.

-  Loss of or changes to previously obtained approvals.

   For example, in May 2000, we issued letters to physicians advising them of some deaths associated with the administration of Herceptin. In October 2000, we issued a new package insert for Herceptin including this information.

-  Failing to comply with existing or future regulatory requirements.

   For example, in 1999, we paid a $50 million settlement in connection with a federal investigation of our former clinical, sales and marketing activities associated with our human growth hormone products.

     Moreover, it is possible that the current regulatory framework could change or additional regulations could arise at any stage during our product development, which may affect our ability to obtain approval of our products.

Difficulties or Delays in Product Manufacturing Could Harm Our Business

We currently produce all of our products at our manufacturing facilities located in South San Francisco, California and Vacaville, California or through various contract manufacturing arrangements. Problems with any of our or our contractors manufacturing processes could result in product defects, which could require us to delay shipment of products or recall products previously shipped.

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

     In addition, any prolonged interruption in the operations of our or our contractors manufacturing facilities could result in cancellations of shipments. A number of factors could cause interruptions, including equipment malfunctions or failures, or damage to a facility due to natural disasters or otherwise. Because our manufacturing processes and those of our contractors are highly complex and are subject to a lengthy FDA approval process, alternative qualified production capacity may not be available on a timely basis or at all. Difficulties or delays in our and our contractors manufacturing of existing or new products could increase our costs, cause us to lose revenue or market share and damage our reputation.

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

   For example, our stock price increased by approximately 9% on the day we announced positive preliminary Phase III results from the Anti-IgE asthma clinic.

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

   For example, our stock hit a high of $122.50 per share in March 2000 and decreased, as the biotech sector and stock market in general decreased, to a low of $42.25 per share in late May 2000.

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

Future Sales by Roche Could Cause the Price of Our Common Stock to Decline

As of September 30, 2000, Roche owned 306,594,352 shares of our common stock or approximately 58.5% of our outstanding shares. All of our shares owned by Roche are eligible for sale in the public market subject to compliance with the applicable securities laws. We have agreed that, upon Roche's request, we will file one or more registration statements under the Securities Act in order to permit Roche to offer and sell shares of our common stock. We have agreed to use our best efforts to facilitate the registration and offering of those shares designated for sale by Roche. Sales of a substantial number of shares of our common stock by Roche in the public market could adversely affect the market price of our common stock.

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

Our Investments in Equity Securities Are Subject to Market Risks

As part of our strategic alliance efforts, we invest in equity instruments of biotechnology companies. These investments are subject to fluctuations from market value changes in stock prices. To mitigate this risk, certain equity securities are hedged with costless collars and equity swaps. A costless collar is a purchased put option and a written call option in which the cost of the purchased put and the proceeds of the written call offset each other; therefore, there is no initial cost or cash outflow for these instruments at the time of purchase. The purchased put protects us from a decline in the market value of the security below a certain minimum level (the put "strike" level), while the call effectively limits our potential to benefit from an increase in the market value of the security above a certain maximum level (the call "strike" level). An equity swap is a derivative instrument where Genentech pays the counterparty the total return of the security above the current spot price and receives interest income on the notional amount for the swap term. The equity swap protects us from a decline in the market value of the security below the spot price and limits our potential benefit from an increase in the market value of the security above the spot price.
In addition, as part of our strategic alliance efforts, we hold dividend-bearing convertible preferred stock and have made interest-bearing loans that are convertible into the equity securities of the debtor.

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

On March 31, 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation," which provides guidance on several implementation issues related to Accounting Principles Board Opinion No. 25. The most significant are clarification of the definition of employee for purposes of applying Opinion 25 and the accounting for options that have been repriced. Under the interpretation, the employer-employee relationship would be based on case law and Internal Revenue Service regulations. The FASB granted an exception to this definition for outside directors. Under the interpretation, repriced options effectively changed the terms of the plan, which would make it a variable plan subject to compensation expense. We currently do not have any options that have been repriced. The impact of the adoption of the interpretation on our financial position and results of operations was not material.

In June 2000, the Securities and Exchange Commission delayed the implementation date of Staff Accounting Bulletin No. 101, or SAB 101, "Revenue Recognition in Financial Statements," until no later than the fourth quarter of 2000. SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. We will adopt SAB 101 as required in the fourth quarter of 2000, effective January 1, 2000, and we are currently evaluating the effect that such adoption and the related "Frequently Asked Questions" document issued on October 13, 2000, may have on our financial position and results of operations.

We Are Exposed to Credit Risk of Counterparties

We could be exposed to losses related to the financial instruments described above under "We are Exposed to Market Risk" should one of our counterparties default. We attempt to mitigate this risk through credit monitoring procedures.

                               GENENTECH, INC.
                         PART II.  OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS

In connection with our patent infringement litigation with Bio-Technology General Corporation, or BTG, the Court of Appeals for the Federal Circuit has scheduled a hearing of Genentech's and BTG's appeals for December 4, 2000.

In connection with the patent infringement lawsuit filed against us by Glaxo Wellcome Inc. on May 28, 1999, on or about October 27, 2000, Glaxo filed a motion for summary judgment that our Herceptin and Rituxan antibody products infringe two of the patents asserted against us in this suit. We have not yet responded to that motion. Also, the judge has rescheduled the trial of this suit to begin April 16, 2001.

In connection with the patent infringement lawsuit filed against us by Chiron Corporation, the judge has scheduled the trial of this suit to begin June 25, 2002.

On September 14, 2000, Glaxo Wellcome Inc. filed a patent infringement lawsuit against us in the U.S. District Court in Delaware, alleging that we are infringing U.S. Patent No. 5,633,162 owned by Glaxo Wellcome. The patent relates to specific methods for culturing Chinese Hamster Ovary cells. The complaint fails to specify which of our products or methods of manufacture are allegedly infringing that patent. However, the complaint makes a general reference to Genentech's making, using and selling "monoclonal antibodies", and so we believe that the suit relates to our Herceptin and Rituxan antibody products. On October 4, 2000, we filed our answer to Glaxo's complaint, and in our answer we also stated counterclaims against Glaxo. The judge has not yet scheduled the trial of this suit. This suit is in addition to and separate from the patent infringement lawsuit filed against us by Glaxo Wellcome on May 28, 1999.

See also Item 3 of the Company's report on Form 10-K for the period ended December 31, 1999.

See also Item 1 of our reports on Form 10-Q for the periods ended March 31, 2000 and June 30, 2000.

See also the Legal Proceedings note in the Notes to Condensed Consolidated Financial Statements of Part I.


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            (a)  Exhibits

                 15.1   Letter re:   Unaudited Interim Financial Information

                 27.1   Financial Data Schedule

            (b)  Reports on Form 8-K

                 There were no other reports on Form 8-K filed during the quarter ended September 30, 2000.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Genentech's market risk disclosures set forth in the 1999 Annual Report to Stockholders have changed. To reduce the volatility in our biotech equity portfolio, we have entered into substantially more hedges this year on several of our large investments. With this strategy we expect the potential risk of loss in fair value of the equity securities to decrease.

                               GENENTECH, INC.
                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


   Date:  November 13, 2000                      GENENTECH, INC.



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