Form 10-Q
period 2001-06-30
GENENTECH INC
filed 2001-07-27
CIK 318771

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC  20549

                                  FORM 10-Q

(Mark One)

X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended June 30, 2001.

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                                          Number of Shares Outstanding
-----                                          ----------------------------
Common Stock $0.02 par value                   527,478,953
                                               Outstanding at June 30, 2001

                               GENENTECH, INC.
                                    INDEX


                                                                                     PAGE NO.


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

             Condensed Consolidated Statements of Operations -
             for the three months and six months ended June 30, 2001 and 2000......      3

             Condensed Consolidated Statements of Cash Flows -
             for the six months ended June 30, 2001 and 2000.......................      4

             Condensed Consolidated Balance Sheets -
             June 30, 2001 and December 31, 2000...................................      5

             Notes to Condensed Consolidated Financial Statements..................   6-14

             Independent Accountants' Review Report................................     15

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations

             Financial Review......................................................  16-35

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk.......     36


PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings................................................     37

         Item 4.  Submission of Matters to a Vote of Security Holders..............     37

         Item 6.  Exhibits and Reports on Form 8-K.................................     38

         Signatures................................................................     39


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

We own or have rights to various copyrights, trademarks and trade names used in our business including the following: Actimmune, registered trademark, interferon gamma-1b; Activase, registered trademark, (Alteplase, recombinant) tissue-plasminogen activator; Herceptin, registered trademark, (Trastuzumab) anti-HER2 antibody; Nutropin, registered trademark, (somatropin (rDNA origin) for injection) growth hormone; Nutropin AQ, registered trademark, (somatropin (rDNA origin) injection) liquid formulation growth hormone; Nutropin Depot, registered trademark, (somatropin (rDNA origin) for injectable suspension) encapsulated sustained-release growth hormone; Protropin, registered trademark, (somatrem for injection) growth hormone; Pulmozyme, registered trademark, (dornase alfa, recombinant) inhalation solution; TNKase, trademark, (Tenecteplase) single-bolus thrombolytic agent; Xolair, trademark, (Omalizumab) anti-IgE antibody; Xanelim, trademark, (Efalizumab) anti-CD11a antibody. Rituxan, registered trademark, (Rituximab) anti-CD20 antibody is a registered trademark of IDEC Pharmaceuticals Corporation. This report also includes trademarks, service marks and trade names of other companies.

                        PART I.  FINANCIAL INFORMATION

Item 1.    Financial Statements


                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                   (unaudited)


                                                                        Three Months            Six Months
                                                                       Ended June 30,         Ended June 30,
                                                                    -------------------    ---------------------
                                                                      2001       2000         2001       2000
                                                                    --------   --------    ----------   --------
                                                                              (Restated)               (Restated)
Revenues:
  Product sales (including amounts from related parties:
    three months - 2001-$16,265; 2000-$17,639;
    six months - 2001-$38,302; 2000-$41,766)                        $410,258   $309,414    $  802,161   $592,592
  Royalties (including amounts from related parties:
    three months - 2001-$17,801; 2000-$11,021;
    six months - 2001-$41,420; 2000-$21,826)                          52,446     49,643       127,077     96,987
  Contract and other (including amounts from related parties:
    three months - 2001-$487; 2000-$1,989;
    six months - 2001-$2,686; 2000-$2,489)                            20,935     34,507        59,419     70,361
  Interest                                                            32,235     22,262        67,299     43,736
                                                                    --------   --------    ----------   --------
     Total revenues                                                  515,874    415,826     1,055,956    803,676

Costs and expenses:
  Cost of sales (including amounts from related parties:
    three months - 2001-$13,546; 2000-$15,439;
    six months - 2001-$32,052; 2000-$35,329)                          76,188     97,657       159,984    203,792
  Research and development (including contract related:
    three months - 2001-$3,391; 2000-$6,114;
    six months - 2001-$6,339; 2000-$10,671)                          123,448    115,563       259,788    226,969
  Marketing, general and administrative                              107,800     86,259       235,719    169,872
  Collaboration profit sharing                                        57,908     30,897       104,281     49,231
  Recurring charges related to redemption                             81,490     98,072       163,007    196,619
  Interest                                                             1,345      1,240         2,836      2,526
                                                                    --------   --------    ----------   --------
    Total costs and expenses                                         448,179    429,688       925,615    849,009

Income (loss) before taxes and cumulative effect of
  accounting change                                                   67,695    (13,862)      130,341    (45,333)
Income tax provision (benefit)                                        29,047       (997)       59,305     (7,858)
                                                                    --------   --------    ----------   --------
Income (loss) before cumulative effect of accounting change           38,648    (12,865)       71,036    (37,475)
Cumulative effect of accounting change, net of tax                         -          -        (5,638)   (57,800)
                                                                    --------   --------    ----------   --------
Net income (loss)                                                   $ 38,648   $(12,865)   $   65,398   $(95,275)
                                                                    ========   ========    ==========   ========
Earnings (loss) per share:
    Basic: Earnings (loss) before cumulative effect of
             accounting change                                      $   0.07   $  (0.02)   $     0.13   $  (0.07)
           Cumulative effect of accounting change, net of tax              -          -         (0.01)     (0.11)
                                                                    --------   --------    ----------   --------
           Net earnings (loss) per share                            $   0.07   $  (0.02)   $     0.12   $  (0.18)
                                                                    ========   ========    ==========   ========
    Diluted: Earnings (loss) before cumulative effect of
             accounting change                                      $   0.07   $  (0.02)   $     0.13   $  (0.07)
           Cumulative effect of accounting change, net of tax              -          -         (0.01)     (0.11)
                                                                    --------   --------    ----------   --------
           Net earnings (loss) per share                            $   0.07   $  (0.02)   $     0.12   $  (0.18)
                                                                    ========   ========    ==========   ========
Weighted average shares used to compute earnings (loss) per share:
    Basic                                                            526,998    521,233       526,396    520,182
                                                                    ========   ========    ==========   ========
    Diluted                                                          535,142    521,233       535,181    520,182
                                                                    ========   ========    ==========   ========


            See Notes to Condensed Consolidated Financial Statements.

               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (thousands)
                                  (unaudited)


                                                                      Six Months
                                                                    Ended June 30,
                                                                ---------------------
                                                                   2001        2000
                                                                ---------   ---------
                                                                            (Restated)
Cash flows from operating activities:
  Net income (loss)                                             $  65,398   $ (95,275)
  Adjustments to reconcile net income (loss) to net
   cash provided by (used in) operating activities:
     Depreciation and amortization                                212,312     237,832
     Deferred income taxes                                         16,283    (116,454)
     Gain on sales of securities available-for-sale               (27,494)    (55,683)
     Loss on sales of securities available-for-sale                 1,913       2,554
     Write-down of securities available-for-sale                   21,209           -
     Loss on fixed asset dispositions                               1,145         500

  Changes in assets and liabilities:
     Investments in trading securities                            (66,988)    (13,947)
     Receivables and other current assets                         (17,435)      6,079
     Inventories, including inventory write-up effect in 2000     (50,489)     35,056
     Accounts payable, other current liabilities and other
       long-term liabilities                                        4,207     (15,070)
                                                                ---------   ---------
  Net cash provided by (used in) operating activities             160,061     (14,408)

Cash flows from investing activities:
  Purchases of securities available-for-sale                     (822,870)   (196,990)
  Proceeds from sales of securities available-for-sale            576,144     190,986
  Purchases of non-marketable equity securities                   (10,830)     (1,660)
  Capital expenditures                                            (85,668)    (53,571)
  Change in other assets                                          (57,736)    (20,357)
                                                                ---------   ---------
  Net cash used in investing activities                          (400,960)    (81,592)

Cash flows from financing activities:
  Stock issuances                                                  63,083      95,150
                                                                ---------   ---------
  Net cash provided by financing activities                        63,083      95,150
                                                                ---------   ---------
Net decrease in cash and cash equivalents                        (177,816)       (850)
  Cash and cash equivalents at beginning of period                551,384     337,682
                                                                ---------   ---------
  Cash and cash equivalents at end of period                    $ 373,568   $ 336,832
                                                                =========   =========


          See Notes to Condensed Consolidated Financial Statements.

                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (thousands)


                                                        June 30,       December 31,
                                                          2001            2000(1)
                                                       (unaudited)
                                                      ------------     ------------
ASSETS
Current assets:
  Cash and cash equivalents                           $    373,568     $    551,384
  Short-term investments                                 1,019,238          642,475
  Accounts receivable, net (including amounts
      from related party: 2001-$41,976; 2000-$36,299)      272,680          261,682
  Inventories                                              316,319          265,830
  Deferred tax assets                                       50,903           40,619
  Prepaid expenses and other current assets                 45,314           26,821
                                                      ------------     ------------
     Total current assets                                2,078,022        1,788,811

Long-term marketable securities                          1,208,305        1,265,515
Property, plant and equipment (net of accumulated          790,504          752,892
  depreciation: 2001-$651,014; 2000-$604,332)
Goodwill (net of accumulated amortization:
  2001-$920,137; 2000-$843,494)                          1,379,136        1,455,778
Other intangible assets (net of accumulated
  amortization: 2001-$1,370,214; 2000-$1,282,090)        1,194,020        1,280,359
Other long-term assets                                     243,121          168,458
                                                      ------------     ------------
Total assets                                          $  6,893,108     $  6,711,813
                                                      ============     ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt                   $    149,692     $          -
  Accounts payable                                          24,838           34,503
  Other accrued liabilities (including amounts from
    related party: 2001-$11,730; 2000-$12,265)             386,918          414,178
                                                      ------------     ------------
     Total current liabilities                             561,448          448,681

Long-term debt                                                   -          149,692
Deferred tax liabilities                                   372,541          349,848
Other long-term liabilities                                139,114           89,389
                                                      ------------     ------------
     Total liabilities                                   1,073,103        1,037,610

Commitments and contingencies

Stockholders' equity:
  Preferred stock                                                -                -
  Common stock                                              10,550           10,510
  Additional paid-in capital                             6,732,568        6,651,428
  Accumulated deficit, since June 30, 1999              (1,253,956)      (1,319,353)
  Accumulated other comprehensive income                   330,843          331,618
                                                      ------------     ------------
     Total stockholders' equity                          5,820,005        5,674,203
                                                      ------------     ------------
Total liabilities and stockholders' equity            $  6,893,108     $  6,711,813
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

          See Notes to Condensed Consolidated Financial Statements.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (unaudited)


Note 1.     Statement of Accounting Presentation and Significant Accounting
            Policies

Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting only of adjustments of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three- and six-month periods ended June 30, 2001 and 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. The condensed consolidated balance sheet as of December 31, 2000 has been derived from the audited financial statements as of that date. For further information, refer to the consolidated financial statements and notes thereto included in our Annual Report to Stockholders on Form 10-K for the year ended December 31, 2000.

Collaboration Profit Sharing: Collaboration profit sharing includes the net operating profit sharing with IDEC Pharmaceuticals Corporation on Rituxan sales, and the sharing of costs with collaborators related to the commercialization and development of future products.

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Changes in Accounting Principles

Securities and Exchange Commission's Staff Accounting Bulletin No. 101: We adopted the Securities and Exchange Commission's Staff Accounting Bulletin No. 101, in the fourth quarter of 2000, effective January 1, 2000, and recorded a $57.8 million charge, net of tax, as a cumulative effect of the change in accounting principle. The cumulative effect was initially recorded as deferred revenue that will be recognized as revenue over the remaining term of the research and development collaboration or distribution agreements, as appropriate. The results for the three- and six-months ended June 30, 2000 were restated to reflect the effects of the accounting change. For the quarter ended March 31, 2000, the impact of the change in accounting principle was to increase net loss by $56.5 million, or $0.11 per share, comprised of the $57.8 million cumulative effect of the change (net of tax impact) as described above ($0.11 per share), net of $1.3 million of the related deferred revenue (net of tax) that was recognized as revenue during the quarter ended March 31, 2000 ($0.0 per share). For the quarter ended June 30, 2000, the impact of the change in accounting principle was to reduce net loss by $1.3 million (net of tax) of the related deferred revenue recognized as revenue during the quarter ended June 30, 2000 ($0.0 per share). For the three- and six-month periods ended June 30, 2001, we recognized $5.9 (net of tax) and $8.2 million (net of tax) respectively, of the related deferred revenue.

Statement of Financial Accounting Standards No. 133 (FAS 133): In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." FAS 133 requires us to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings.
The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The adoption of FAS 133 on January 1, 2001 resulted in a $5.6 million charge, net of tax, ($0.01 per share) as a cumulative effect of an accounting change in the statement of operations and an increase of $5.0 million, net of tax, in other comprehensive income.

Derivative and Hedging Activities

Accounting Policy for Derivative Instruments:   We use derivatives to partially
offset our market exposure to foreign currencies, U.S. interest rates and marketable equity investments. We record all derivatives on the balance sheet at fair value. For derivative instruments that are designated and qualify as a fair value hedge (i.e., hedging the exposure to changes in the fair value of an asset or a liability or an identified portion thereof that is attributable to a particular risk), the gain or loss on the derivative instrument as well as the offsetting loss or gain on the hedged item attributable to the hedged risk is recognized in current earnings during the period of the change in fair values. For derivative instruments that are designated and qualify as a cash flow hedge (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The remaining gain or loss on the derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged item, if any, is recognized in current earnings during the period of change. For derivative instruments not designated as hedging instruments, the gain or loss is recognized in current earnings during the period of change.

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

     During the quarter ended March 31, 2001, we recognized a net gain of $10.0 million related to the change in the time value of certain hedging instruments. In the second quarter of 2001, we had no such gains or losses. We record gains in contract and other revenues, and losses in marketing, general and administrative expenses in the statement of operations.

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

     We enter into interest-rate swap agreements to limit our exposure to fluctuations in U.S. interest rates. Our material interest bearing assets, or interest bearing portfolio, consisted of cash equivalents, restricted cash, short-term investments, convertible preferred stock investments, convertible loans and long-term investments as of December 31, 2000 and June 30, 2001. Our interest-rate swap agreements effectively convert a portion of our short-term investments in our interest bearing portfolio to a fixed-rate basis for the next three years, thus reducing the impact of interest-rate changes on future interest income. Our interest-rate swaps meet the criteria for accounting under the short-cut method defined in FAS 133 for cash flow hedges. Interest income from approximately $200.0 million of our interest bearing portfolio was designated as the hedged item to interest-rate swap agreements at June 30, 2001.

     During the quarter ended June 30, 2001 and the first six months of 2001, the ineffective portion of our hedging instruments was not material. Gains and losses related to option and forward contracts that hedge future cash flows are recorded against the hedged revenues or expenses in the statement of operations. Gains and losses related to early termination of interest rate swaps are included in interest income in the statement of operations.

     At June 30, 2001, we expect to reclassify $3.8 million of net gains on derivative instruments from accumulated other comprehensive income to earnings during the next twelve months due to the receipt of net revenues denominated in foreign currencies.

Derivative Activity in Accumulated Other Comprehensive Income

    The following table summarizes activity in other comprehensive income related to derivatives, net of taxes, held by us during the second quarter and first six months of 2001 (in thousands):


                                                     Three Months Ended    Six Months Ended
                                                        June 30, 2001        June 30, 2001
                                                     ------------------    ----------------
Cumulative effect of adopting FAS 133                     $     -               $ 5,020
Changes in fair value of derivatives                        1,199                 4,887
Gains reclassified from other comprehensive income           (898)               (1,739)
                                                          -------               -------
Accumulated derivative gains                              $   301               $ 8,168
                                                          =======               =======


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

Push-Down Accounting Adjustments

The following is a description of accounting adjustments that reflect push-down accounting in our financial statements. These adjustments were based on management's estimates of the value of the tangible and intangible assets acquired:

- The estimated useful life of an inventory adjustment to fair value resulting from the Redemption was approximately one year based upon the expected time to sell inventories on hand at June 30, 1999. Those inventories have been sold as of December 31, 2000. We recorded expense of $31.4 million in cost of sales in the second quarter of 2000 and $74.7 million in the first six months of 2000 related to the inventory adjustment.

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

- We recorded amortization expense related to goodwill and other intangible assets of $79.4 million and $95.3 million during the second quarter of 2001 and 2000, respectively, and $158.8 million and $190.5 million in the first six months of 2001 and 2000, respectively.

- In connection with the Redemption, options under the 1996 Stock Option/Stock Incentive Plan, or the Plan, were cancelled. Alternative arrangements were provided for certain holders of some of the unvested options under the Plan. We recorded compensation expense related to these alternative arrangements of $2.1 million and $2.8 million in the second quarter of 2001 and 2000, respectively, and $4.2 million and $6.1 million in the first six months of 2001 and 2000, respectively.


Note 3.     Relationship with Roche

Roche's Right to Maintain Its Percentage Ownership Interest in Our Stock

We expect from time to time to issue additional shares of common stock in connection with our stock option and stock purchase plans, and we may issue additional shares for other purposes. Our affiliation agreement with Roche provides, among other things, that we will establish a stock repurchase program designed to maintain Roche's percentage ownership interest in our common stock. The affiliation agreement provides that we will repurchase a sufficient number of shares pursuant to this program such that, with respect to any issuance of common stock by Genentech in the future, the percentage of Genentech common stock owned by Roche immediately after such issuance will be no lower than Roche's lowest percentage ownership of Genentech common stock at any time after the offering of common stock occurring in July 1999 and prior to the time of such issuance, except that Genentech may issue shares up to an amount that would cause Roche's lowest percentage ownership to be no more than 2% below the "Minimum Percentage." The Minimum Percentage equals the lowest number of shares of Genentech common stock owned by Roche since the July 1999 offering (to be adjusted in the future for dispositions of shares of Genentech common stock by Roche as well as for stock splits or stock combinations) divided by 509,194,352 (to be adjusted in the future for stock splits or stock combinations), which is the number of shares of Genentech common stock outstanding at the time of the July 1999 offering, as adjusted for the two-for-one splits of Genentech common stock in October 2000 and November 1999.
As long as Roche's percentage ownership is greater than 50%, prior to issuing any shares, the affiliation agreement provides that we will repurchase a sufficient number of shares of our common stock such that, immediately after our issuance of shares, Roche's percentage ownership will be greater than 50%. The affiliation agreement also provides that, upon Roche's request, we will repurchase shares of our common stock to increase Roche's ownership to the Minimum Percentage. In addition, Roche will have a continuing option to buy stock from us at prevailing market prices to maintain its percentage ownership interest. On June 30, 2001, Roche's percentage ownership of our common stock was 58.12%, which was 2.09% below the Minimum Percentage. Genentech and Roche are in discussion concerning the matter.


Note 4.     Comprehensive Income

Comprehensive income is comprised of net income (loss) and other comprehensive income. Other comprehensive income includes certain changes in stockholders' equity that are excluded from net income. Other comprehensive income includes changes in fair value of derivatives designated as and effective as cash flow hedges and unrealized gains and losses on our available-for-sale securities. Comprehensive income (loss) and its components for the three- and six-month periods ended June 30, 2001 and June 30, 2000 are as follows (in thousands):


                                                     Three Months           Six Months
                                                     Ended June 30,        Ended June 30,
                                                   ------------------    ------------------
                                                     2001      2000        2001      2000
                                                   -------   --------    -------   --------
                                                            (Restated)            (Restated)
Net income (loss)                                  $38,648   $(12,865)   $65,398   $(95,275)
Changes in unrealized (loss) gain on securities
  available-for-sale, net of tax                    59,390     27,055     (8,943)    63,811
Changes in fair value of derivative instruments,
  net of tax                                           301          -      8,168          -
                                                   -------   --------    -------   --------
Comprehensive income (loss)                        $98,339   $ 14,190    $64,623   $(31,464)
                                                   =======   ========    =======   ========


     The components of accumulated other comprehensive income, net of related taxes, are as follows (in thousands):


                                                           June 30, 2001    December 31,2000
                                                           -------------    ----------------
Unrealized gains on securities available-for-sale            $322,675           $331,618
Unrealized gains on derivatives instruments                     8,168                  -
                                                             --------           --------
Accumulated other comprehensive income                       $330,843           $331,618
                                                             ========           ========


Note 5.     Earnings (Loss) Per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings (loss) per share (EPS) computations for the three- and six-month periods ended June 30, 2001 and June 30, 2000 (in thousands):


                                           Three Months            Six Months
                                          Ended June 30,         Ended June 30,
                                        -------------------    --------   --------
                                          2001       2000        2001       2000
                                        --------   --------    --------   --------
                                                  (Restated)             (Restated)
Numerator:
  Net income (loss) - numerator
    for basic and diluted earnings
    (loss) per share:                   $ 38,648   $(12,865)   $ 65,398   $(95,275)
                                        ========   ========    ========   ========

Denominator:
  Denominator for basic earnings
    (loss) per share - weighted-
    average shares                       526,998    521,233     526,396    520,182

  Effect of dilutive securities:
    Stock options                          8,144          -       8,785          -
                                        --------   --------    --------   --------
  Denominator for diluted earnings
    (loss) per share - adjusted
    weighted-average shares and
    assumed conversions                  535,142    521,233     535,181    520,182
                                        ========   ========    ========   ========


Options to purchase 9,919,165 shares of common stock between $52.00 and $95.66 per share were outstanding in the second quarter of 2001, and options to purchase 9,759,965 shares of common stock between $54.00 and $95.66 per share were outstanding in the first six months of 2001, but were not included in the computation of diluted EPS because the options were anti-dilutive.


Note 6.     Legal Proceedings

We are a party to various legal proceedings, including patent infringement litigation relating to our antibody products, one of our thrombolytic products, as well as licensing and contract disputes, and other matters.

On May 28, 1999, GlaxoSmithKline plc (formerly Glaxo Wellcome, Inc.), or Glaxo, filed a patent infringement lawsuit against us in the U.S. District Court in Delaware. The suit asserts that we infringe four U.S. patents owned by Glaxo. Two of the patents relate to the use of specific kinds of antibodies for the treatment of human disease, including cancer. The other two patents asserted against us relate to preparations of specific kinds of antibodies which are made more stable and the methods by which such preparations are made. Although the complaint failed to specify which of our products or methods of manufacture are allegedly infringing the four patents at issue, we believe that the suit relates to the manufacture, use and sale of our Herceptin and Rituxan antibody products. On July 19, 1999, we filed our answer to Glaxo's complaint, and in our answer we also stated counterclaims against Glaxo. The trial of this suit began on April 17, 2001. On May 4, 2001 the jury hearing the lawsuit unanimously found that Herceptin and Rituxan do not infringe the patents and therefore that Genentech is not required to pay royalties to Glaxo. The jury also unanimously found that all of the patent claims that Glaxo asserted against Genentech were invalid. On May 31, 2001, Glaxo filed a notice of appeal of the jury's verdict with the U.S. Court of Appeals for the Federal Circuit.

On September 14, 2000, Glaxo filed another patent infringement lawsuit against us in the U.S. District Court in Delaware, alleging that we are infringing U.S. Patent No. 5,633,162 owned by Glaxo. The patent relates to specific methods for culturing Chinese Hamster Ovary cells. The complaint fails to specify which of our products or methods of manufacture are allegedly infringing that patent. However, the complaint makes a general reference to Genentech's making, using, and selling "monoclonal antibodies," and so we believe that the suit relates to our Herceptin and Rituxan antibody products. On October 4, 2000, we filed our answer to Glaxo's complaint, and in our answer we also stated counterclaims against Glaxo. The trial of this suit has been rescheduled to begin on June 17, 2002. This lawsuit is separate from and in addition to the Glaxo suit mentioned above.

We and the City of Hope Medical Center are parties to a 1976 agreement relating to work conducted by two City of Hope employees, Arthur Riggs and Keiichi Itakura, and patents that resulted from that work, which are referred to as the "Riggs/Itakura Patents." Since that time, Genentech has entered into license agreements with various companies to make, use and sell the products covered by the Riggs/Itakura Patents. On August 13, 1999 the City of Hope filed a complaint against us in the Superior Court in Los Angeles County, California, alleging that we owe royalties to the City of Hope in connection with these license agreements, as well as product license agreements that involve the grant of licenses under the Riggs/Itakura Patents. The complaint states claims for declaratory relief, breach of contract, breach of implied covenant of good faith and fair dealing, and breach of fiduciary duty. On December 15, 1999, we filed our answer to the City of Hope's complaint. On or about December 22, 2000, City of Hope filed a dismissal of its declaratory relief claims. The trial of this suit has been rescheduled to begin on August 22, 2001.

On June 7, 2000, Chiron Corporation filed a patent infringement suit against us in the U.S. District Court in the Eastern District of California (Sacramento), alleging that the manufacture, use, sale and offer for sale of our Herceptin antibody product infringes Chiron's U.S. Patent No. 6,054,561. This patent relates to certain antibodies that bind to breast cancer cells and/or other cells. On August 4, 2000, we filed our answer to Chiron's complaint, and in our answer we also stated counterclaims against Chiron. The judge has scheduled the trial of this suit to begin on June 25, 2002.

On March 13, 2001, Chiron filed another patent infringement lawsuit against us in the U.S. District Court in the Eastern District of California, alleging that the manufacture, use, sale, and/or offer for sale of our Herceptin antibody product infringes Chiron's U.S. Patent No. 4,753,894. Genentech filed a motion to dismiss this second lawsuit, which was denied. The judge has scheduled the trial of this suit to begin in March 2003. This lawsuit is separate from and in addition to the Chiron suit mentioned above.

We and Pharmacia AB (formerly Pharmacia & Upjohn AB) are parties to a 1978 agreement relating to Genentech's development of recombinant human growth hormone products, under which Pharmacia is obligated to pay Genentech royalties on sales of Pharmacia's growth hormone products throughout the world. On January 5, 1999, Pharmacia filed a Request for Arbitration with the

International Chamber of Commerce ("ICC") to resolve several disputed issues between Genentech and Pharmacia under the 1978 agreement. One of the claims made by Pharmacia is for a refund of some of the royalties previously paid to Genentech for sales of Pharmacia's growth hormone products in certain countries. The ICC has not yet given a decision on that claim.

On March 13, 2001, Genentech filed a complaint in the United States District Court in Delaware against Genzyme Corporation seeking a declaratory judgment that Genentech does not infringe Genzyme's U.S. Patent No. 5,344,773 and that Genentech has not breached a 1992 Patent License and Interference Settlement Agreement between Genentech and Genzyme relating to that patent. Genentech's filing followed communications earlier in 2001 from Genzyme claiming that Genentech's TNKase product infringes Genzyme's patent. Genentech is seeking a declaration that Genzyme's patent is not infringed by any Genentech product, that the patent is invalid, that Genzyme be enjoined from further legal action against Genentech regarding the patent, and that Genentech has not breached the 1992 Agreement. On May 2, 2001, Genzyme filed its answer to our complaint.

On or about April 6, 2001, Genzyme filed a complaint in the same court against Genentech alleging that our TNKase product infringes the Genzyme patent and that Genentech is in breach of the 1992 Agreement referred to above. Genzyme's complaint also alleges willful infringement and reckless breach of contract by Genentech. Genzyme filed an amended complaint on or about April 11, 2001, that added no new substantive allegations or new claims. Genzyme is seeking to enjoin Genentech from infringing the patent, and also is seeking attorneys fees and costs. On May 3, 2001, we filed our answer to Genzyme's complaint. The court has consolidated this lawsuit and the declaratory judgement lawsuit suit referred to above for further proceedings. No trial date has yet been scheduled for the consolidated lawsuit.

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


Note 7.     Inventories

In anticipation of the launch of Xolair, we have built approximately $35.0 million of Xolair inventory, net of amounts paid by collaborators and inventory reserves. Due to the launch delay of Xolair, we will continually assess the recoverability of our Xolair inventory based on an expected U.S. Food and Drug Administration, or FDA, approval date and sales.

Inventories are summarized below (in thousands):


                                 June 30, 2001     December 31, 2000
                                 -------------     -----------------
Raw materials and supplies         $ 25,478            $ 17,621
Work in process                     269,705             233,121
Finished goods                       21,136              15,088
                                 -------------     -----------------
                Total              $316,319            $265,830
                                 =============     =================


Note 8.     New Accounting Pronouncement

On June 29, 2001, the Financial Accounting Standards Board, or FASB, approved the final standards resulting from its deliberations on the business combinations project. The FASB is expected to issue two statements in late July 2001, Statement of Financial Accounting Standards No. 141, or FAS 141, on Business Combinations and FAS 142 on Goodwill and Other Intangible Assets. FAS 141 will be effective for any business combinations initiated after June 30, 2001 and also includes the criteria for the recognition of intangible assets separately from goodwill. FAS 142 will be effective for fiscal years beginning after December 15, 2001 and will require that goodwill not be amortized, but rather be subject to an impairment test at least annually. Separately identified and recognized intangible assets resulting from business combinations completed before July 1, 2001 that do not meet the new criteria for separate recognition of intangible assets will be subsumed into goodwill upon adoption. In addition, the useful lives of recognized intangible assets acquired in transactions completed before July 1, 2001 will be reassessed and the remaining amortization periods adjusted accordingly.

     The adoption of FAS 141 and 142 is not expected to have a significant impact on our financial position at transition. We expect that the elimination of goodwill amortization related to push-down accounting would have a positive impact on reported net income in 2002 of approximately $153.0 million.

                    INDEPENDENT ACCOUNTANTS' REVIEW REPORT



The Board of Directors and Stockholders
Genentech, Inc.


We have reviewed the accompanying condensed consolidated balance sheet of Genentech, Inc. as of June 30, 2001, and the related condensed consolidated statements of operations for the three-month and six-month periods ended June 30, 2001 and 2000 and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 2001 and 2000. These financial statements are the responsibility of Genentech's management.

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





                                             ERNST & YOUNG LLP

Palo Alto, California
July 9, 2001

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


                               GENENTECH, INC.
                              FINANCIAL REVIEW

Overview

Genentech, Inc. is a leading biotechnology company using human genetic information to discover, develop, manufacture and market human pharmaceuticals that address significant unmet medical needs. Fourteen of the approved products of biotechnology stem from or are based on our science. We manufacture and market nine protein-based pharmaceuticals listed below, and license several additional products to other companies.

- Herceptin (trastuzumab) antibody for the treatment of certain patients with metastatic breast cancer whose tumors overexpress the human epidermal growth factor receptor2, or HER2, protein;

- Rituxan (rituximab) antibody which we market together with IDEC Pharmaceuticals Corporation, commonly known as IDEC, for the treatment of patients with relapsed or refractory low-grade or follicular, CD20-positive, B-cell non-Hodgkin's lymphoma;

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

We receive royalties on sales of rituximab outside of the United States (excluding Japan), on sales of Pulmozyme and Herceptin outside of the United States and on sales of certain products in Canada from F. Hoffmann-La Roche Ltd, an affiliate of Roche Holdings, Inc., that is commonly known as Hoffmann-La Roche. We receive royalties on sales of growth hormone products and t-PA outside of the United States and Canada, and on sales of tenecteplase outside of the United States (excluding Japan and Canada). We will receive royalties on sales of rituximab in Japan through other licensees. We also receive worldwide royalties on seven additional licensed products that are marketed by other companies. Six of these products originated from our technology.

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

Roche's Right to Maintain Its Percentage Ownership Interest in Our Stock

We expect from time to time to issue additional shares of common stock in connection with our stock option and stock purchase plans, and we may issue additional shares for other purposes. Our affiliation agreement with Roche provides, among other things, that we will establish a stock repurchase program designed to maintain Roche's percentage ownership interest in our common stock. The affiliation agreement provides that we will repurchase a sufficient number of shares pursuant to this program such that, with respect to any issuance of common stock by Genentech in the future, the percentage of Genentech common stock owned by Roche immediately after such issuance will be no lower than Roche's lowest percentage ownership of Genentech common stock at any time after the offering of common stock occurring in July 1999 and prior to the time of such issuance, except that Genentech may issue shares up to an amount that would cause Roche's lowest percentage ownership to be no more than 2% below the "Minimum Percentage." The Minimum Percentage equals the lowest number of shares of Genentech common stock owned by Roche since the July 1999 offering (to be adjusted in the future for dispositions of shares of Genentech common stock by Roche as well as for stock splits or stock combinations) divided by 509,194,352 (to be adjusted in the future for stock splits or stock combinations), which is the number of shares of Genentech common stock outstanding at the time of the July 1999 offering, as adjusted for the two-for-one splits of Genentech common stock in November 1999 and October 2000.
As long as Roche's percentage ownership is greater than 50%, prior to issuing any shares, the affiliation agreement provides that we will repurchase a sufficient number of shares of our common stock such that, immediately after our issuance of shares, Roche's percentage ownership will be greater than 50%. The affiliation agreement also provides that, upon Roche's request, we will repurchase shares of our common stock to increase Roche's ownership to the Minimum Percentage. In addition, Roche will have a continuing option to buy stock from us at prevailing market prices to maintain its percentage ownership interest. On June 30, 2001, Roche's percentage ownership of our common stock was 58.12%, which was 2.09% below the Minimum Percentage. Genentech and Roche are in discussion concerning the matter.

RESULTS OF OPERATIONS
(dollars in millions, except per share amounts)



                         Three Months                    Six Months
                        Ended June 30,                 Ended June 30,
                        ---------------               -----------------
REVENUES                 2001     2000    % Change      2001     2000    % Change
-------------------     ------   ------   --------    --------   ------   --------
                               (Restated)                      (Restated)
Revenues                $515.9   $415.8       24%     $1,055.9   $803.7       31%
                        ======   ======   ========    ========   ======   ========


Revenues increased 24% in the second quarter and 31% in the first six months of 2001 from the comparable periods in 2000 primarily as a result of higher product sales, royalty income and interest income. These increases were partially offset by lower contract and other revenues. These revenue changes are further discussed below.


                         Three Months                   Six Months
                        Ended June 30,                Ended June 30,
                        ---------------               ---------------
PRODUCT SALES            2001     2000    % Change     2001     2000    % Change
-------------------     ------   ------   --------    ------   ------   --------
Herceptin               $ 78.8   $ 66.7       18%     $160.1   $135.4       18%
Rituxan                  187.7    102.8       83       359.8    187.9       91
Activase/TNKase           51.6     56.8       (9)      103.7    104.3       (1)
Growth Hormone            62.5     49.9       25       118.0    105.0       12
Pulmozyme                 28.1     32.3      (13)       58.0     59.1       (2)
Actimmune                  1.6      0.9       78         2.5      0.9      178
                        ------   ------   --------    ------   ------   --------
Total product sales     $410.3   $309.4       33%     $802.1   $592.6       35%
                        ======   ======   ========    ======   ======   ========


Total product sales increased 33% in the second quarter and 35% in the first six months of 2001 from the comparable periods in 2000 primarily as a result of higher sales from our bio-oncology products, Rituxan and Herceptin, and higher sales from our Growth Hormone products.

Herceptin: Net sales of Herceptin increased 18% in the second quarter and in the first six months of 2001 from the comparable periods in 2000. An increase in penetration into the metastatic breast cancer market has contributed to a positive sales trend.

Rituxan: Net sales of Rituxan increased 83% in the second quarter and 91% in the first six months of 2001 from the comparable periods in 2000. This increase was primarily due to increased use of the product in the treatment of B-cell non-Hodgkin's lymphoma.

Activase/TNKase: Combined net sales of our two cardiovascular products, Activase and TNKase, decreased 9% in the second quarter of 2001 and were slightly lower in the first six months of 2001 compared to the same periods last year. These decreases reflect the continued decline in the overall size of the thrombolytic therapy market due to increasing use of mechanical reperfusion and competition from Centocor, Inc.'s Retavase, registered trademark (reteplase). TNKase received U.S. Food and Drug Administration, or FDA, approval in early June 2000 and was launched in mid-June 2000.

Growth Hormone: Net sales of our four growth hormone products, Nutropin Depot, Nutropin AQ, Nutropin and Protropin, increased 25% in the second quarter and 12% in the first six months of 2001 from the comparable periods in 2000. This net sales growth primarily reflects an increase in market penetration and the effects of a price increase for these products.

Pulmozyme: Net sales of Pulmozyme decreased 13% in the second quarter of 2001 compared to last year and were slightly lower in the first six months of 2001 compared to the same periods last year. These decreases were primarily due to lower sales of the product to Hoffmann-La Roche.


                               Three Months                   Six Months
                              Ended June 30,                Ended June 30,
ROYALTIES, CONTRACT AND       ---------------               ---------------
OTHER, AND INTEREST INCOME     2001     2000    % Change     2001     2000    % Change
--------------------------    ------   ------   --------    ------   ------   --------
                                     (Restated)                    (Restated)
Royalties                     $ 52.5   $ 49.6        6%     $127.1   $ 97.0       31%
Contract and other              20.9     34.5      (39)       59.4     70.4      (16)
Interest income                 32.2     22.3       44        67.3     43.7       54


Royalties: Royalty income increased 6% in the second quarter and 31% in the first six months of 2001 from the comparable periods in 2000. These increases were primarily due to higher third-party sales from various licensees offset in part by lower sales from two licensees that are addressing manufacturing issues which has temporarily impacted their ability to produce product for sales.

Contract and Other Revenues: Contract and other revenues in the second quarter and first six months of 2001 decreased 39% and 16%, respectively, from the comparable periods in 2000. The decrease in the second quarter was primarily due to lower gains from the sale of biotechnology equity securities partially offset by higher contract revenues. The decrease in the first six months of 2001 was attributable to lower gains from the sale of biotechnology equity securities partially offset by higher contract revenues and the recognition of $10.0 million in gains related to the change in the time value of certain hedging instruments in the first quarter of 2001. (See Note 1, "Statement of Accounting Presentation and Significant Accounting Policies," of the Notes to Condensed Consolidated Financial Statements for more information on our derivative and hedging activities.) The increase in contract revenues in the second quarter and first six months of 2001 was primarily due to the recognition of revenues from third-party collaborators that were previously deferred under the Securities and Exchange Commission's Staff Accounting Bulletin No. 101. (See the "Changes in Accounting Principles" section of Note 1, "Statement of Accounting Presentation and Significant Accounting Policies," of the Notes to Condensed Consolidated Financial Statements.)

Interest Income: Interest income in the second quarter and in the first six months of 2001 increased 44% and 54%, respectively, from the comparable periods in 2000. The increase in the second quarter of 2001 was due to higher cash balances. The increase in the first six months of 2001 was primarily due to higher cash balances and slightly higher portfolio yields.


                                           Three Months                  Six Months
                                           Ended June 30,               Ended June 30,
                                           --------------               --------------
COSTS AND EXPENSES                          2001    2000    % Change     2001    2000    % Change
---------------------------------------    ------  ------   --------    ------  ------   --------
Cost of sales                              $ 76.2  $ 97.6     (22)%     $160.0  $203.8     (21)%
Research and development                    123.5   115.6       7        259.8   227.0      14
Marketing, general and administrative       107.8    86.3      25        235.7   169.9      39
Collaboration profit sharing                 57.9    30.9      87        104.3    49.2     112
Recurring charges related to redemption      81.5    98.1     (17)       163.0   196.6     (17)
Interest expense                              1.3     1.2       8          2.8     2.5      12
                                           ------  ------   --------    ------  ------   --------
Total costs and expenses                   $448.2  $429.7       4%      $925.6  $849.0       9%
                                           ======  ======   ========    ======  ======   ========


Cost of Sales: Cost of sales in the second quarter of 2001 decreased to $76.2 million compared to $97.6 million in the second quarter of 2000 and $160.0 million in the first six months of 2001 compared to $203.8 million in the first six months of 2000. Cost of sales as a percent of product sales decreased to 19% in the second quarter of 2001 from 32% in the prior year. Cost of sales as a percent of product sales decreased to 20% in the first six months of 2001 from 34% in the prior year. The decrease in the ratios primarily reflects a decline in the costs recognized on the sale of inventory that was written up at the Redemption due to push-down accounting. This inventory had been sold at December 31, 2000.

Research and Development: Research and development, or R&D, expenses increased 7% in the second quarter and 14% in the first six months of 2001 from the comparable periods in 2000. The increase in the second quarter of 2001 was largely due to higher expenses related to late-stage clinical trials and higher development production partially offset by lower in-licensing expense. The increase in the first six months of 2001 was primarily due to higher expenses related to late-stage clinical trials, higher development production, costs related to the termination of a collaboration agreement partially offset by lower in-licensing expense and reimbursements from collaborators for clinical materials. R&D expenses included $15.0 million in both the first six months of 2001 and 2000 of upfront payments for the purchase of in-process research and development, or IPR&D, under in-licensing agreements with collaborators. We determined that the acquired IPR&D was not yet technologically feasible and that it had no future alternative uses.

Marketing, General and Administrative: Overall marketing, general and administrative, or MG&A, expenses increased 25% in the second quarter and 39% in the first six months of 2001 from the comparable periods in 2000. The increase in the second quarter and first six months of 2001 was due to higher marketing and selling expenses primarily in support of the continued growth of our bio-oncology products and commercial development of pipeline products, the write-down of certain biotechnology investments due to unfavorable market conditions, increased royalty expenses associated with higher sales by us as a licensee and higher legal and other corporate expenses.

Collaboration Profit Sharing: Collaboration profit sharing includes the net operating profit sharing with IDEC on Rituxan sales, and the sharing of costs with collaborators related to the commercialization and development of future products. Collaboration profit sharing expenses increased to $57.9 million in the second quarter of 2001 from $30.9 million in the second quarter of 2000. Collaboration profit sharing expenses increased to $104.3 million in the first six months of 2001 from $49.2 million in the first six months of 2000. These increases were primarily due to increased Rituxan profit sharing due to higher Rituxan sales.

Recurring Charges Related to Redemption: We began recording recurring charges related to the Redemption and push-down accounting in the third quarter of 1999. These charges were approximately $81.5 million in the quarter ended June 30, 2001, and were comprised of $79.4 million for the amortization of intangibles and goodwill and $2.1 million of compensation expense. These charges were approximately $163.0 million in the first six months of 2001 and were comprised of $158.8 million for the amortization of intangibles and goodwill and $4.2 million of compensation expense. The compensation expense was related to alternative arrangements provided at the time of the Redemption for certain holders of some of the unvested options under the 1996 Stock Option/Stock Incentive Plan.

Interest Expense: Interest expense will fluctuate depending on the amount of capitalized interest related to the amount of construction projects. Interest expense, net of amounts capitalized, relates to interest on our 5% convertible subordinated debentures.


INCOME (LOSS) BEFORE TAXES AND                Three Months                   Six Months
CUMULATIVE EFFECT OF ACCOUNTING              Ended June 30,                Ended June 30,
CHANGE, INCOME TAXES AND CUMULATIVE          ---------------               ---------------
EFFECT OF ACCOUNTING CHANGE                   2001     2000    % Change     2001     2000    % Change
---------------------------------------      ------   ------   --------    ------   ------   --------
                                                    (Restated)                    (Restated)
Income (loss) before taxes and
  cumulative effect of accounting
  change                                     $ 67.7   $(13.9)     587%     $130.3   $(45.3)     388%
Income tax provision (benefit)                 29.1     (1.0)   3,010        59.3     (7.8)     860
Income (loss) before cumulative
  effect of  accounting change                 38.6    (12.9)     399        71.0    (37.5)     289
Cumulative effect of accounting change,
  net of tax                                      -        -        -        (5.6)   (57.8)      90


Changes in Accounting Principles: We adopted the Statement of Financial Accounting Standards No. 133, or FAS 133, "Accounting for Derivatives and Hedging Activities," on January 1, 2001. Upon adoption, we recorded a $5.6 million charge, net of tax, as a cumulative effect of a change in accounting principle and an increase of $5.0 million, net of tax, in other comprehensive income related to recording derivative instruments at fair value. See Note 1, "Statement of Accounting Presentation and Significant Accounting Policies" in the Notes to Condensed Consolidated Financial Statements for further information on our adoption of FAS 133.

     We adopted the Securities and Exchange Commission's Staff Accounting Bulletin No. 101, or SAB 101, on revenue recognition effective January 1, 2000 and recorded a $57.8 million charge, net of tax, as a cumulative effect of a change in accounting principle related to contract revenues recognized in prior periods. The related deferred revenue is being recognized over the term of the agreements. For the quarter ended March 31, 2000, the impact of the change in accounting principle was to increase net loss by $56.5 million, or $0.11 per share, comprised of the $57.8 million cumulative effect of the change (net of tax impact) as described above ($0.11 per share), net of $1.3 million of the related deferred revenue (net of tax) that was recognized as revenue during the quarter ended March 31, 2000 ($0.0 per share). For the quarter ended June 30, 2000, the impact of the change in accounting principle was to reduce net loss by $1.3 million (net of tax) of the related deferred revenue recognized as revenue during the quarter ended June 30, 2000 ($0.0 per share). For the three- and six-month periods ended June 30, 2001, we recognized $5.9 (net of tax) and $8.2 million (net of tax) respectively, of the related deferred revenue. See Note 1, "Statement of Accounting Presentation and Significant Accounting Policies," in the Notes to Condensed Consolidated Financial Statements for further information on our adoption of SAB 101.

Income Tax: The tax provision of $29.1 million for the second quarter of 2001 increased over the tax benefit of $1.0 million for the second quarter of 2000 and the tax provision of $59.3 million for the first six months of 2001 increased over the tax benefit of $7.8 million for the first six months of 2000 primarily due to increased pretax income and decreased charges related to the Redemption.

     Our effective tax rates were approximately 43% for the second quarter and 46% for the first six months of 2001 and 7% for the second quarter and 17% for the first six months of 2000, which reflect the non-deductibility of goodwill amortization.

     The effective tax rate of 32% in the second quarter and first six months of 2001 on pretax income, excluding charges related to the Redemption and cumulative effect of accounting change, is higher than the comparative tax rate of 31% in the second quarter and first six months of 2000 primarily due to decreased R&D tax credits.


                                                 Three Months                  Six Months
                                                Ended June 30,               Ended June 30,
                                                ---------------              ---------------
NET INCOME (LOSS)                                2001     2000   % Change     2001     2000   % Change
--------------------------------------------    ------   ------  --------    ------   ------  --------
                                                       (Restated)                   (Restated)
Net income (loss)                               $ 38.6   $(12.9)    399%     $ 65.4   $(95.3)    169%
Earnings (loss) per share:
    Basic: Earnings (loss) before cumulative
             effect of accounting change        $ 0.07   $(0.02)    450%     $ 0.13   $(0.07)    286%
           Cumulative effect of accounting
             change, net of tax                      -        -       -       (0.01)   (0.11)     91
                                                ------   ------  --------    ------   ------  --------
           Net earnings (loss) per share        $ 0.07   $(0.02)    450%     $ 0.12   $(0.18)    167%
                                                ======   ======  ========    ======   ======  ========
    Diluted: Earnings (loss) before cumulative
             effect of accounting change        $ 0.07   $(0.02)    450%     $ 0.13   $(0.07)    286%
           Cumulative effect of accounting
             change, net of tax                      -        -       -       (0.01)   (0.11)     91
                                                ------   ------  --------    ------   ------  --------
           Net earnings (loss) per share        $ 0.07   $(0.02)    450%     $ 0.12   $(0.18)    167%
                                                ======   ======  ========    ======   ======  ========


Net Income (Loss): Net income of $38.6 million, or $0.07 per share in the second quarter of 2001 and net income of $65.4 million, or $0.12 per share in the first six months of 2001, primarily reflect an increase in product sales, royalties and interest income and a decrease in cost of sales and recurring charges related to redemption. These favorable variances were offset in part by increased MG&A, collaboration profit sharing and R&D expenses and a decrease in contract and other revenues.

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

     The following are significant changes that occurred during the first six months of 2001 to the projects included in the IPR&D charge at the Redemption:

-  Dornase alfa AERx - project has been discontinued.
- Herceptin antibody for non-small cell lung cancer (NSCLC) - project has been discontinued in this indication.


LIQUIDITY AND CAPITAL RESOURCES        June 30, 2001       December 31, 2000
---------------------------------      -------------       -----------------
Cash and cash equivalents,
  short-term investments and
  long-term marketable securities        $ 2,601.1              $ 2,459.4
Working capital                            1,516.6                1,340.1


We used cash generated from operations, income from investments and proceeds from stock issuances to fund operations, purchase marketable securities and make capital and equity investments.

Cash and cash equivalents, short-term investments and long-term marketable securities at June 30, 2001 increased from December 31, 2000 by $141.7 million. Working capital increased by $176.5 million in the second quarter of 2001 from December 31, 2000.

Capital expenditures totaled $85.7 million in the first six months of 2001 compared to $53.6 million in the comparable period of 2000. The increase in 2001 compared to 2000 was primarily due to an increase in machinery and equipment and leasehold improvements.

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

   For example, sales of our Activase product decreased in the first six months of 2001, and in 2000, 1999 and 1998 primarily due to competition from Centocor's Retavase and more recently to a decreasing size of the thrombolytic marketplace as other forms of acute myocardial infarction treatment gain acceptance.

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

   For example, sales of Pulmozyme to Hoffmann-La Roche decreased in the second quarter of 2001 compared to last year and were slightly lower in the first six months of 2001 compared to the same period last year.

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

   For example, sales of Rituxan increased in the last quarter of 2000 and the first six months of 2001 due to the announcement at the American Society of Clinical Oncology of the results of a study conducted by the Groupe d'Etude des Lymphomes de l'Adulte, or GELA, reporting on the benefits of using Rituxan, combined with standard chemotherapy, for treating aggressive non-Hodgkin's lymphoma.

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

The Successful Development of Pharmaceutical Products Is Highly Uncertain

Successful pharmaceutical product development is highly uncertain and is dependent on numerous factors, many of which are beyond our control. Products that appear promising in the early phases of development may fail to reach the market for several reasons including:

- Preclinical and clinical trial results that may show the product to be less effective than desired or to have harmful problematic side effects. For example, in June 2000, we announced that the preliminary results from our 415-patient Phase II clinical trial of our recombinant humanized anti-CD18 monoclonal antibody fragment, which is known as rhuMAb CD18, for the treatment of myocardial infarction, more commonly known as a heart attack, did not meet its primary objectives.

   For example, in April 2001, we announced that a Phase III clinical trial of Veletri, trademark, (tezosentan) - an intravenous dual endothelin receptor antagonist for the treatment of symptoms (dyspnea, or shortness of breath) associated with acute heart failure (AHF)- did not meet its primary objectives.

- Failure to receive the necessary regulatory approvals or delay in receiving such approvals.

   For example, in July 2001, we received a Complete Response letter from the FDA for the license application for Xolair that was filed with the FDA in 2000. The letter requests additional preclinical and clinical data, as well as pharmacokinetic information. With the requirement of additional data, FDA approval of Xolair has been delayed beyond 2001. It is also anticipated that the initial proposed label claim will likely be for only adult allergic asthma. The exact timing of resubmission to the FDA will be dependent on the scope of the discussions with the FDA but is expected to occur in 2002 or early 2003. The application for approval of Xolair submitted to the European Medical Evaluations Agency has been withdrawn which will also result in a delay in European Union approval.

-  Manufacturing costs or other factors that make the product uneconomical.

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

   For example, we have experienced an increase in R&D expenses in the second quarter and first six months of 2001 due to the number of late-stage clinical trials being conducted by us and/or our collaborators.

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

- Enable Roche to maintain its percentage ownership interest in our common stock.

- Require us to establish a stock repurchase program designed to maintain Roche's percentage ownership interest in our common stock based on an established Minimum Percentage. For information regarding Minimum Percentage, see Note 3, "Relationship with Roche -- Roche's Right to Maintain Its Percentage Ownership Interest in Our Stock" in the Notes to Condensed Consolidated Financial Statements.

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

Our Stockholders May Be Unable to Prevent Transactions That Are Favorable to Roche but Adverse to Us

Our certificate of incorporation includes provisions relating to:

-  Competition by Roche with us.

-  Offering of corporate opportunities.

-  Transactions with interested parties.

-  Intercompany agreements.

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

We Face Growing and New Competition

We face growing competition in two of our therapeutic markets and expect new competition in a third market. First, in the thrombolytic market, Activase has lost market share and could lose additional market share to Centocor's Retavase, either alone or in combination with the use of another Centocor product, ReoPro, registered trademark, (abciximab) and to the use of mechanical reperfusion therapies to treat acute myocardial infarction; the resulting adverse effect on sales has been and could continue to be material. Retavase received approval from the FDA in October 1996 for the treatment of acute myocardial infarction. We expect that the use of mechanical reperfusion in lieu of thrombolytic therapy for the treatment of acute myocardial infarction will continue to grow.

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

     Third, in the non-Hodgkin's lymphoma market, Corixa Corporation, formerly Coulter Pharmaceutical, Inc., has filed a revised Biologics License Application, or BLA, for Bexxar, trademark, (tositumomab and iodine I 131 tositumomab), which may potentially compete with our product Rituxan, and IDEC has filed a BLA for Zevalin, trademark, (ibritumomab tiuxetan), a product which could also potentially compete with Rituxan. Both Bexxar and Zevalin are radiolabeled molecules while Rituxan is not. We are also aware of other potentially competitive biologic therapies for non-Hodgkin's lymphoma in development.

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

   For example, as described in Note 6, "Legal Proceedings," in the Notes to Condensed Consolidated Financial Statements of Part I, several companies have filed patent infringement lawsuits against us alleging that the manufacture, use and sale of certain of our products infringe their patents.

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

     Effective for fiscal years beginning after December 15, 2001, the adoption of the Financial Accounting Standards Board, or FASB, Statement of Financial Accounting Standards No. 142, or FAS 142, will require that goodwill not be amortized, but rather be subject to an impairment test at least annually. Separately identified and recognized intangible assets resulting from business combinations completed before July 1, 2001, that do not meet the new criteria for separate recognition of intangible assets will be subsumed into goodwill upon adoption. In addition, the useful lives of recognized intangible assets acquired in transactions completed before July 1, 2001, will be reassessed and the remaining amortization periods adjusted accordingly. We will continuously evaluate whether events and circumstances have occurred that indicate the remaining balance of goodwill and other intangible assets may not be recoverable. If our evaluation of the assets results in a possible impairment, we may have to reduce the carrying value of our intangible assets. This could have a material adverse effect on our financial condition and results of operations during the periods in which we recognize a reduction. We may have to write down intangible assets in future periods. For more information about push-down accounting, see the Note 2, "Redemption of Our Special Common Stock," in the Notes to Condensed Consolidated Financial Statements of Part I. For more information regarding FAS 142, see "New Accounting Pronouncement Could Impact Our Financial Position and Results of Operations" below.

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

   For example, in the second quarter of 2001, we reacquired from Schwarz Pharma AG the exclusive development and marketing rights for Nutropin AQ and Nutropin Depot in Europe and other countries outside the United States, Canada, China and Japan.

- The timing of non-U.S. approvals, if any, for products licensed to Hoffmann-La Roche and to other licensees.

   For example, we expect the approval of Herceptin outside the United States, which occurred in third quarter of 2000, to have a continuing positive impact on royalties.

-  Fluctuations in foreign currency exchange rates.

-  The initiation of new contractual arrangements with other companies.

-  Whether and when contract benchmarks are achieved.

-  The failure of or refusal of a licensee to pay royalties.

-  The expiration or invalidation of patents or licensed intellectual property.

- Decreases in licensees' sales of product due to competition, manufacturing difficulties or other factors that affect sales of product.

Protecting Our Proprietary Rights Is Difficult and Costly

The patent positions of pharmaceutical and biotechnology companies can be highly uncertain and involve complex legal and factual questions.
Accordingly, we cannot predict the breadth of claims allowed in these companies' patents. Patent disputes are frequent and can preclude the commercialization of products. We have in the past been, are currently, and may in the future be, involved in material patent litigation. Our current patent litigation matters are discussed in Note 6, " Legal Proceedings," in the Notes to Condensed Consolidated Financial Statements of Part I. Patent litigation is costly in its own right and could subject us to significant liabilities to third parties. In addition, an adverse decision could force us to either obtain third-party licenses at a material cost or cease using the technology or product in dispute.

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

   For example, see "The Successful Development of Pharmaceutical Products is Highly Uncertain" above for a description of the delay in receipt of FDA approval for Xolair.

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

     In addition, any prolonged interruption in the operations of our or our contractors' manufacturing facilities could result in cancellations of shipments or loss of product in the process of being manufactured. A number of factors could cause interruptions, including equipment malfunctions or failures, or damage to a facility due to natural disasters, rolling blackouts imposed by a utility such as Pacific Gas & Electric Company or otherwise. Because our manufacturing processes and those of our contractors are highly complex and are subject to a lengthy FDA approval process, alternative qualified production capacity may not be available on a timely basis or at all. Difficulties or delays in our and our contractors' manufacturing of existing or new products could increase our costs, cause us to lose revenue or market share and damage our reputation.

Our Stock Price, Like That of Many Biotechnology Companies, Is Highly Volatile

The market prices for securities of biotechnology companies in general have been highly volatile and may continue to be highly volatile in the future. In addition, due to the absence of the put and call that were associated with our Special Common Stock, the market price of our common stock has been and may continue to be more volatile than our Special Common Stock was in the past.
For example, our common stock reached a high of $122.50 per share in March 2000 and decreased, as the biotech sector and stock market in general decreased, to $38.50 per share in March 2001.

     In addition, the following factors may have a significant impact on the market price of our common stock:

- Announcements of technological innovations or new commercial products by us or our competitors.

-  Developments concerning proprietary rights, including patents.

- Publicity regarding actual or potential medical results relating to products under development or being commercialized by us or our competitors.

- Regulatory developments concerning our products in the United States and foreign countries.

- Issues concerning the safety of our products or of biotechnology products generally.

-  Economic and other external factors or a disaster or crisis.

-  Period-to-period fluctuations in financial results.

Our Affiliation Agreement With Roche Could Adversely Affect Our Cash Position

Our affiliation agreement with Roche provides that we will establish a stock repurchase program designed to maintain Roche's percentage ownership interest in our common stock based on an established Minimum Percentage. For information regarding Minimum Percentage, see Note 3, "Relationship with Roche -- Roche's Right to Maintain Its Percentage Ownership Interest in Our Stock" in the Notes to Condensed Consolidated Financial Statements. While the dollar amounts associated with these future purchases cannot currently be estimated, those stock repurchases could have a material adverse effect on our cash position and may have the effect of limiting our ability to use our capital stock as consideration for acquisitions.

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

Future Sales by Roche Could Cause the Price of Our Common Stock to Decline

As of June 30, 2001, Roche owned 306,594,352 shares of our common stock or approximately 58.12% of our outstanding shares. All of our shares owned by Roche are eligible for sale in the public market subject to compliance with the applicable securities laws. We have agreed that, upon Roche's request, we will file one or more registration statements under the Securities Act in order to permit Roche to offer and sell shares of our common stock. We have agreed to use our best efforts to facilitate the registration and offering of those shares designated for sale by Roche. Sales of a substantial number of shares of our common stock by Roche in the public market could adversely affect the market price of our common stock.

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

New Accounting Pronouncement Could Impact Our Financial Position and Results of Operations

On June 29, 2001, the Financial Accounting Standards Board, or FASB, approved the final standards resulting from its deliberations on the business combinations project. The FASB is expected to issue two statements in late July 2001, Statement of Financial Accounting Standards No. 141, or FAS 141, on Business Combinations and FAS 142 on Goodwill and Other Intangible Assets. FAS 141 will be effective for any business combinations initiated after June 30, 2001 and also includes the criteria for the recognition of intangible assets separately from goodwill. FAS 142 will be effective for fiscal years beginning after December 15, 2001 and will require that goodwill not be amortized, but rather be subject to an impairment test at least annually. Separately identified and recognized intangible assets resulting from business combinations completed before July 1, 2001 that do not meet the new criteria for separate recognition of intangible assets will be subsumed into goodwill upon adoption. In addition, the useful lives of recognized intangible assets acquired in transactions completed before July 1, 2001 will be reassessed and the remaining amortization periods adjusted accordingly.

     The adoption of FAS 141 and 142 is not expected to have a significant impact on our financial position at transition. We expect that the elimination of goodwill amortization related to push-down accounting would have a positive impact on reported net income in 2002 of approximately $153.0 million.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk


Our market risks at June 30, 2001 have not changed significantly from those discussed in our Form 10-K for the period ended December 31, 2000 on file with the Securities and Exchange Commission.

                               GENENTECH, INC.
                         PART II.  OTHER INFORMATION


Item 1.     Legal Proceedings

In connection with the patent infringement lawsuit filed against us by GlaxoSmithKline plc on May 28, 1999, the jury hearing the lawsuit unanimously found that Herceptin and Rituxan do not infringe the Glaxo patents and therefore that Genentech is not required to pay royalties to Glaxo. The jury also unanimously found that all of the patent claims that Glaxo asserted against Genentech were invalid. On May 31, 2001, Glaxo filed a notice of appeal of the jury's verdict with the U.S. Court of Appeals for the Federal Circuit.

In connection with the second patent infringement lawsuit filed against us by GlaxoSmithKline plc on September 14, 2000, the trial of that suit has been rescheduled to begin on June 17, 2002.

In connection with the second patent infringement lawsuit filed against us by Chiron Corporation on March 13, 2001, Genentech's motion to dismiss that suit was denied. The trial of that suit is scheduled to begin in March 2003. This lawsuit is separate from and in addition to the other patent infringement lawsuit filed against us by Chiron on June 7, 2000.

In connection with the declaratory judgement lawsuit filed by Genentech against Genzyme Corporation on March 13, 2001, and the patent infringement lawsuit filed by Genzyme against us on April 6, 2001, Genzyme filed its answer to our complaint on May 2, 2001 and Genentech filed its answer to Genzyme's complaint on May 3, 2001. The court has consolidated these two lawsuits for further proceedings. No trial date has yet been scheduled for the consolidated lawsuit.

See also Item 3 of our report on Form 10-K for the period ended December 31, 2000.

See also Note 6, "Legal Proceedings," in the Notes to Condensed Consolidated Financial Statements of Part I.


Item 4.     Submission of Matters to a Vote of Security Holders

At Genentech's Annual Meeting of Stockholders held on May 10, 2001, three matters were voted upon. A description of each matter and tabulation of votes follows:

     1.  To elect six directors.

                                                     Votes
                                           -------------------------
                Nominee                        For          Withheld
         ----------------------------      -----------     ---------
         Herbert W. Boyer, Ph.D.           499,443,916     1,263,434
         Franz B. Humer, Ph.D.             499,431,296     1,276,054
         Jonathan K.C. Knowles, Ph.D.      499,433,494     1,273,856
         Arthur D. Levinson, Ph.D.         499,468,036     1,239,314
         Charles A. Sanders, M.D.          499,464,938     1,242,412
         Sir Mark Richmond, Ph.D.          499,464,705     1,242,645

         There were no broker nonvotes.

     2. To approve the amendment to Genentech's Amended and Restated Certificate of Incorporation to increase the number of authorized shares of Common Stock from 600,000,000 to 1,200,000,000.

                             Votes
              -----------------------------------
                  For         Against     Abstain
              -----------    ---------    -------
              491,741,999    8,864,971    100,380

         There were no broker nonvotes.

     3. To ratify the appointment of Ernst & Young LLP as Genentech's independent auditors for the fiscal year ending December 31, 2001:

                             Votes
              -----------------------------------
                  For         Against     Abstain
              -----------    ---------    -------
              463,883,562   36,761,574     62,214

         There were no broker nonvotes.


Item 6.     Exhibits and Reports on Form 8-K

            (a)  Exhibits

                 3.2 Certificate of Amendment to Amended and Restated Certificate of Incorporation

                 15.1  Letter regarding Unaudited Interim Financial
                       Information.

            (b)  Reports on Form 8-K

                 There were no reports on Form 8-K filed during the quarter ended June 30, 2001.

                               GENENTECH, INC.
                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


   Date:  July 27, 2001                        GENENTECH, INC.



   /s/ARTHUR D. LEVINSON                       /s/LOUIS J. LAVIGNE, JR.
   -------------------------------------       ------------------------------
   Arthur D. Levinson, Ph.D.                   Louis J. Lavigne, Jr.
   Chairman and Chief Executive Officer        Executive Vice President and
                                               Chief Financial Officer



                                               /s/JOHN M. WHITING
                                               ------------------------------
                                               John M. Whiting
                                               Vice President, Controller and
                                               Chief Accounting Officer



                                    Page 39
2001'Q1 FORM 10-Q (SKELETON)					07/27/01 @ 12:14
PM