Form 10-Q/A
period 2001-06-30
GENENTECH INC
filed 2001-07-31
CIK 318771

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC  20549

                                 FORM 10-Q/A

                        Amendment No. 1 to Form 10-Q

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

We receive royalties on sales of rituximab outside of the United States (excluding Japan), on sales of Pulmozyme and Herceptin outside of the United States and on sales of certain products in Canada from F. Hoffmann-La Roche Ltd, an affiliate of Roche Holdings, Inc., that is commonly known as Hoffmann-

La Roche. We receive royalties on sales of growth hormone products and t-PA outside of the United States and Canada, and on sales of tenecteplase outside of the United States (excluding Japan and Canada). We will receive royalties on sales of rituximab in Japan through other licensees. We also receive worldwide royalties on seven additional licensed products that are marketed by other companies. Six of these products originated from our technology.

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

                               GENENTECH, INC.
                                 SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to the Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.


                                       GENENTECH, INC.



   Date:  July 31, 2001                /s/ARTHUR D. LEVINSON
        ------------------             ------------------------------------
                                       Arthur D. Levinson, Ph.D.
                                       Chairman and Chief Executive Officer



   Date:  July 31, 2001                /s/LOUIS J. LAVIGNE, JR.
        ------------------             ------------------------------------
                                       Louis J. Lavigne, Jr.
                                       Executive Vice President and Chief
                                       Financial Officer