Form 10-Q
period 2001-09-30
GENENTECH INC
filed 2001-10-12
CIK 318771

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC  20549

                                  FORM 10-Q

(Mark One)

X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended September 30, 2001.

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                                       Number of Shares Outstanding
-----                                       ---------------------------------
Common Stock $0.02 par value                527,203,090
                                            Outstanding at September 30, 2001

                               GENENTECH, INC.
                                    INDEX


                                                                                     PAGE NO.

PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

             Condensed Consolidated Statements of Operations -
             for the three months and nine months ended
             September 30, 2001 and 2000...........................................       3

             Condensed Consolidated Statements of Cash Flows -
             for the nine months ended September 30, 2001 and 2000.................       4

             Condensed Consolidated Balance Sheets -
             September 30, 2001 and December 31, 2000..............................       5

             Notes to Condensed Consolidated Financial Statements..................    6-15

             Independent Accountants' Review Report................................      16

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations

             Financial Review......................................................   17-37

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk.......      38


PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings................................................      39

         Item 6.  Exhibits and Reports on Form 8-K.................................      39

         Signatures................................................................      40


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

We own or have rights to various copyrights, trademarks and trade names used in our business including the following: Actimmune, registered trademark, interferon gamma-1b; Activase, registered trademark, (Alteplase, recombinant) tissue-plasminogen activator; Avastin, trademark, (Bevacizumab) anti-VEGF antibody; Cathflo, trademark, (Alteplase for catheter clearance); Herceptin, registered trademark, (Trastuzumab) anti-HER2 antibody; Nutropin, registered trademark, (somatropin (rDNA origin) for injection) growth hormone; Nutropin AQ, registered trademark, (somatropin (rDNA origin) injection) liquid formulation growth hormone; Nutropin AQ Pen, trademark, (pen injector for Nutropin AQ); Nutropin Depot, registered trademark, (somatropin (rDNA origin) for injectable suspension) encapsulated sustained-release growth hormone; Protropin, registered trademark, (somatrem for injection) growth hormone; Pulmozyme, registered trademark, (dornase alfa, recombinant) inhalation solution; TNKase, trademark, (Tenecteplase) single-bolus thrombolytic agent; Xanelim, trademark, (Efalizumab) anti-CD11a antibody. Rituxan, registered trademark, (Rituximab) anti-CD20 antibody is a registered trademark of IDEC Pharmaceuticals Corporation; Tarceva, trademark, (Erlotinib) is a trademark of OSI Pharmaceuticals, Inc.; Tracleer, trademark, (Bosentan) is a trademark of Actelion Ltd; Xolair, trademark, (Omalizumab) anti-Ige antibody is a trademark of Novartis AG; Veletri, trademark, (Tezosentan) is a trademark of Actelion Ltd. This report also includes trademarks, service marks and trade names of other companies.

                        PART I.  FINANCIAL INFORMATION

Item 1.    Financial Statements

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   (in thousands, except per share amounts)
                                  (unaudited)


                                                                       Three Months            Nine Months
                                                                    Ended September 30,    Ended September 30,
                                                                    -------------------    -----------------------
                                                                      2001       2000         2001         2000
                                                                    --------   --------    ----------   ----------
                                                                              (Restated)                (Restated)
Revenues:
  Product sales (including amounts from related parties:
    three months - 2001-$16,550; 2000-$15,794;
    nine months - 2001-$54,852; 2000-$57,560)                       $448,700   $334,173    $1,250,862   $  926,765
  Royalties (including amounts from related parties:
    three months - 2001-$18,462; 2000-$11,242;
    nine months - 2001-$59,882; 2000-$33,068)                         66,051     51,818       193,128      148,805
  Contract and other (including amounts from related parties:
    three months - 2001-$913; 2000-$417;
    nine months - 2001-$3,598; 2000-$2,478)                            8,941     35,637        68,359      105,998
  Interest                                                            32,473     25,712        99,772       69,448
                                                                    --------   --------    ----------   ----------
     Total revenues                                                  556,165    447,340     1,612,121    1,251,016

Costs and expenses:
  Cost of sales (including amounts from related parties:
    three months - 2001-$13,831; 2000-$13,412;
    nine months - 2001-$45,883; 2000-$48,740)                         96,030     91,356       256,013      295,148
  Research and development (including contract related:
    three months - 2001-$1,457; 2000-$2,686;
    nine months - 2001-$7,172; 2000-$13,357)                         128,195    113,636       387,984      340,605
  Marketing, general and administrative                              109,365     94,087       345,084      263,960
  Collaboration profit sharing                                        65,796     37,639       170,077       86,870
  Recurring charges related to redemption                             79,404     97,780       242,411      294,399
  Interest                                                             1,719      1,175         4,554        3,701
                                                                    --------   --------    ----------   ----------
    Total costs and expenses                                         480,509    435,673     1,406,123    1,284,683

Income (loss) before taxes and cumulative effect of
  accounting change                                                   75,656     11,667       205,998      (33,667)
Income tax provision (benefit)                                        32,915      5,907        92,220       (1,951)
                                                                    --------   --------    ----------   ----------
Income (loss) before cumulative effect of accounting change           42,741      5,760       113,778      (31,716)
Cumulative effect of accounting change, net of tax                         -          -        (5,638)     (57,800)
                                                                    --------   --------    ----------   ----------
Net income (loss)                                                   $ 42,741   $  5,760    $  108,140   $  (89,516)
                                                                    ========   ========    ==========   ==========
Earnings (loss) per share:
    Basic: Earnings (loss) before cumulative effect of
             accounting change                                      $   0.08   $   0.01    $     0.22   $    (0.06)
           Cumulative effect of accounting change, net of tax              -          -         (0.01)       (0.11)
                                                                    --------   --------    ----------   ----------
           Net earnings (loss) per share                            $   0.08   $   0.01    $     0.21   $    (0.17)
                                                                    ========   ========    ==========   ==========
    Diluted: Earnings (loss) before cumulative effect of
             accounting change                                      $   0.08   $   0.01    $     0.21   $    (0.06)
           Cumulative effect of accounting change, net of tax              -          -         (0.01)       (0.11)
                                                                    --------   --------    ----------   ----------
           Net earnings (loss) per share                            $   0.08   $   0.01    $     0.20   $    (0.17)
                                                                    ========   ========    ==========   ==========
Weighted average shares used to compute earnings (loss) per share:
    Basic                                                            527,328    522,928       526,709      521,097
                                                                    ========   ========    ==========   ==========
    Diluted                                                          533,670    541,483       534,783      521,097
                                                                    ========   ========    ==========   ==========


           See Notes to Condensed Consolidated Financial Statements.

               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (thousands)
                                  (unaudited)



                                                                     Nine Months
                                                                 Ended September 30,
                                                                ---------------------
                                                                   2001        2000
                                                                ---------   ---------
                                                                            (Restated)
Cash flows from operating activities:
  Net income (loss)                                             $ 108,140   $ (89,516)
  Adjustments to reconcile net income (loss) to net
   cash provided by (used in) operating activities:
     Depreciation and amortization                                318,895     358,325
     Deferred income taxes                                         20,834    (150,828)
     Gain on sales of securities available-for-sale               (27,494)    (84,046)
     Loss on sales of securities available-for-sale                 1,989       2,570
     Write-down of securities available-for-sale                   22,180           -
     Loss on property and equipment dispositions                    1,006         129

  Changes in assets and liabilities:
     Investments in trading securities                            (83,840)    (13,884)
     Receivables and other current assets                         (40,715)    (35,893)
     Inventories, including inventory write-up effect in 2000     (71,531)     37,412
     Accounts payable, other current liabilities and other
       long-term liabilities                                       68,302      40,447
                                                                ---------   ---------
  Net cash provided by operating activities                       317,766      64,716

Cash flows from investing activities:
  Purchases of securities available-for-sale                   (1,022,169)   (453,077)
  Proceeds from sales of securities available-for-sale            696,500     389,165
  Purchases of non-marketable equity securities                   (10,830)     (4,855)
  Capital expenditures                                           (118,753)    (78,999)
  Change in other assets                                              311     (20,935)
  Transfer to restricted cash included in other assets            (61,417)          -
                                                                ---------   ---------
  Net cash used in investing activities                          (516,358)   (168,701)

Cash flows from financing activities:
  Stock issuances                                                  73,771     150,388
  Stock repurchases                                               (34,034)          -
                                                                ---------   ---------
  Net cash provided by financing activities                        39,737     150,388
                                                                ---------   ---------
Net (decrease) increase in cash and cash equivalents             (158,855)     46,403
  Cash and cash equivalents at beginning of period                551,384     337,682
                                                                ---------   ---------
  Cash and cash equivalents at end of period                    $ 392,529   $ 384,085
                                                                =========   =========



          See Notes to Condensed Consolidated Financial Statements.

                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (thousands)


                                                      September 30,    December 31,
                                                           2001           2000(1)
                                                       (unaudited)
                                                      -------------    ------------
ASSETS
Current assets:
  Cash and cash equivalents                           $    392,529     $    551,384
  Short-term investments                                 1,107,914          642,475
  Accounts receivable, net (including amounts
      from related party: 2001-$49,550; 2000-$36,299)      309,054          261,682
  Inventories                                              340,069          265,830
  Deferred tax assets                                       42,379           40,619
  Prepaid expenses and other current assets                 38,540           26,821
                                                      ------------     ------------
     Total current assets                                2,230,485        1,788,811

Long-term marketable securities                          1,022,419        1,265,515
Property, plant and equipment (net of accumulated          797,146          752,892
  depreciation: 2001-$669,202; 2000-$604,332)
Goodwill (net of accumulated amortization:
  2001-$958,458; 2000-$843,494)                          1,340,814        1,455,778
Other intangible assets (net of accumulated
  amortization: 2001-$1,414,289; 2000-$1,282,090)        1,154,469        1,280,359
Other long-term assets                                     320,300          168,458
                                                      ------------     ------------
Total assets                                          $  6,865,633     $  6,711,813
                                                      ============     ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt                   $    149,692     $          -
  Accounts payable                                          24,304           34,503
  Other accrued liabilities (including amounts to
    related party: 2001-$6,989; 2000-$12,265)              469,793          414,178
                                                      ------------     ------------
     Total current liabilities                             643,789          448,681

Long-term debt                                                   -          149,692
Deferred tax liabilities                                   344,062          349,848
Other long-term liabilities                                 69,935           89,389
                                                      ------------     ------------
     Total liabilities                                   1,057,786        1,037,610

Commitments and contingencies

Stockholders' equity:
  Preferred stock                                                -                -
  Common stock                                              10,544           10,510
  Additional paid-in capital                             6,741,038        6,651,428
  Accumulated deficit, since June 30, 1999              (1,235,011)      (1,319,353)
  Accumulated other comprehensive income                   291,276          331,618
                                                      ------------     ------------
     Total stockholders' equity                          5,807,847        5,674,203
                                                      ------------     ------------
Total liabilities and stockholders' equity            $  6,865,633     $  6,711,813
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


          See Notes to Condensed Consolidated Financial Statements.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (unaudited)


Note 1.     Statement of Accounting Presentation and Significant Accounting
            Policies

Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting only of adjustments of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three- and nine-month periods ended September 30, 2001 and 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. The condensed consolidated balance sheet as of December 31, 2000 has been derived from the audited financial statements as of that date. For further information, refer to the consolidated financial statements and notes thereto included in our Annual Report to Stockholders on Form 10-K for the year ended December 31, 2000.

Collaboration Profit Sharing: Collaboration profit sharing includes the net operating profit sharing with IDEC Pharmaceuticals Corporation on Rituxan sales, and the sharing of costs with collaborators related to the commercialization and development of future products.

Other Assets: Under certain lease agreements, we may be required from time to time to set aside cash as collateral. At September 30, 2001, other assets included $118.0 million of restricted cash related to such lease agreements.

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Changes in Accounting Principles

Securities and Exchange Commission's Staff Accounting Bulletin No. 101 (SAB
101): We adopted the Securities and Exchange Commission's Staff Accounting Bulletin No. 101 on revenue recognition in the fourth quarter of 2000, effective January 1, 2000, and recorded a $57.8 million charge, net of tax, as a cumulative effect of the change in accounting principle. The cumulative effect was recorded as deferred revenue that will be recognized as revenue over the remaining term of the research and development collaboration or distribution agreements, as appropriate. The results for the three- and nine-months ended September 30, 2000 were restated to reflect the effects of the accounting change. For the quarter ended September 30, 2000, the impact of the change in accounting principle was to increase net income by $1.3 million (net of tax) of the related deferred revenue recognized as revenue during the quarter (less than $0.01 per share). For the nine months ended September 30, 2000, the impact of the change in accounting principle was to increase net loss by $53.9 million, or ($0.10) per share, comprised of the $57.8 million cumulative effect of the change (net of tax) as described above ($0.11 per share), net of $3.9 million of the related deferred revenue (net of tax) that was recognized as revenue during the nine months ended September 30, 2000 ($0.01 per share). For the three- and nine-month periods ended September 30, 2001, we recognized $2.3 million (net of tax) and $10.5 million (net of tax) respectively, of the related deferred revenue.

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

Fair Value Hedging Strategy: Our marketable equity securities portfolio consists primarily of investments in biotechnology companies whose risk of market fluctuations is greater than the stock market in general. To manage a portion of this risk, we enter into derivative instruments such as costless collar instruments and forward contracts to hedge equity securities against changes in market value. No collars were outstanding at September 30, 2001.

     In the nine months ended September 30, 2001, we recognized a net gain of $10.0 million related to the change in the time value of certain hedging instruments. In the third quarter of 2001, we had no such gains or losses. We record gains in contract and other revenues, and losses in marketing, general and administrative expenses in the statement of operations.

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

     We enter into interest-rate swap agreements to limit our exposure to fluctuations in U.S. interest rates. Our material interest bearing assets, or interest bearing portfolio, consisted of cash equivalents, restricted cash, short-term investments, convertible preferred stock investments, convertible loans and long-term investments as of December 31, 2000 and September 30, 2001. Our interest-rate swap agreements effectively convert a portion of our short-term investments in our interest bearing portfolio to a fixed-rate basis over the next two years, thus reducing the impact of interest-rate changes on future interest income. Our interest-rate swaps meet the criteria for accounting under the short-cut method defined in FAS 133 for cash flow hedges. Interest income from approximately $200.0 million of our interest bearing portfolio was designated as the hedged item to interest-rate swap agreements at September 30, 2001.

     During the quarter ended September 30, 2001 and the first nine months of 2001, the ineffective portion of our hedging instruments was not material. Gains and losses related to option and forward contracts that hedge future cash flows are recorded against the hedged revenues or expenses in the statement of operations. Gains and losses related to early termination of interest rate swaps are included in interest income in the statement of operations.

     At September 30, 2001, we expect to reclassify $1.6 million of net gains on derivative instruments from accumulated other comprehensive income to earnings during the next twelve months due to the receipt of net revenues denominated in foreign currencies.

Derivative Activity in Accumulated Other Comprehensive Income

    The following table summarizes activity in other comprehensive income related to derivatives, net of taxes, held by us during the third quarter and first nine months of 2001 (in thousands):


                                                     Three Months Ended     Nine Months Ended
                                                     September 30, 2001    September 30, 2001
                                                     ------------------    ------------------
Cumulative effect of adopting FAS 133                      $    -               $ 5,020
Changes in fair value of derivatives                        1,648                 6,535
Gains reclassified from other comprehensive income           (433)               (2,172)
                                                           ------               -------
Accumulated derivative gains                               $1,215               $ 9,383
                                                           ======               =======



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

Push-Down Accounting Adjustments

The following is a description of accounting adjustments that reflect push-down accounting in our financial statements. These adjustments were based on management's estimates of the value of the tangible and intangible assets acquired:

- The estimated useful life of an inventory adjustment to fair value resulting from the Redemption was approximately one year based upon the expected time to sell inventories on hand at June 30, 1999. Those inventories have been sold as of December 31, 2000. We recorded expense of $15.8 million in cost of sales in the third quarter of 2000 and $90.4 million in the first nine months of 2000 related to the inventory adjustment.

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

- We recorded amortization expense related to goodwill and other intangible assets of $79.4 million and $95.3 million during the third quarter of 2001 and 2000, respectively, and $238.2 million and $285.8 million in the first nine months of 2001 and 2000, respectively.

- In connection with the Redemption, options under the 1996 Stock Option/Stock Incentive Plan, or the Plan, were cancelled. Alternative arrangements were provided for certain holders of some of the unvested options under the Plan. We recorded compensation expense related to these alternative arrangements of $2.5 million in the third quarter of 2000 and $4.2 million and $8.6 million in the first nine months of 2001 and 2000, respectively.


Note 3.     Relationship with Roche

Roche's Right to Maintain Its Percentage Ownership Interest in Our Stock

We expect from time to time to issue additional shares of common stock in connection with our stock option and stock purchase plans, and we may issue additional shares for other purposes. Our affiliation agreement with Roche provides, among other things, that we will establish a stock repurchase program designed to maintain Roche's percentage ownership interest in our common stock. The affiliation agreement provides that we will repurchase a sufficient number of shares pursuant to this program such that, with respect to any issuance of common stock by Genentech in the future, the percentage of Genentech common stock owned by Roche immediately after such issuance will be no lower than Roche's lowest percentage ownership of Genentech common stock at any time after the offering of common stock occurring in July 1999 and prior to the time of such issuance, except that Genentech may issue shares up to an amount that would cause Roche's lowest percentage ownership to be no more than 2% below the "Minimum Percentage." The Minimum Percentage equals the lowest number of shares of Genentech common stock owned by Roche since the July 1999 offering (to be adjusted in the future for dispositions of shares of Genentech common stock by Roche as well as for stock splits or stock combinations) divided by 509,194,352 (to be adjusted in the future for stock splits or stock combinations), which is the number of shares of Genentech common stock outstanding at the time of the July 1999 offering, as adjusted for the two-for-one splits of Genentech common stock in October 2000 and November 1999. As long as Roche's percentage ownership is greater than 50%, prior to issuing any shares, the affiliation agreement provides that we will repurchase a sufficient number of shares of our common stock such that, immediately after our issuance of shares, Roche's percentage ownership will be greater than 50%. The affiliation agreement also provides that, upon Roche's request, we will repurchase shares of our common stock to increase Roche's ownership to the Minimum Percentage. In addition, Roche will have a continuing option to buy stock from us at prevailing market prices to maintain its percentage ownership interest. On September 30, 2001, Roche's percentage ownership of our common stock was 58.15%, which was 2.06% below the Minimum Percentage. Genentech and Roche are in discussion concerning the matter.

Note 4.     Comprehensive Income

Comprehensive income is comprised of net income (loss) and other comprehensive income. Other comprehensive income includes certain changes in stockholders' equity that are excluded from net income. Other comprehensive income includes changes in fair value of derivatives designated as and effective as cash flow hedges and unrealized gains and losses on our available-for-sale securities. Comprehensive income and its components for the three- and nine-month periods ended September 30, 2001 and 2000 are as follows (in thousands):


                                                      Three Months           Nine Months
                                                   Ended September 30,    Ended September 30,
                                                   -------------------    -------------------
                                                     2001       2000        2001       2000
                                                   --------   --------    --------   --------
                                                             (Restated)             (Restated)
Net income (loss)                                  $ 42,741   $  5,760    $108,140   $(89,516)
Changes in unrealized (loss) gain on securities
  available-for-sale, net of tax                    (40,782)   103,328     (49,725)   167,139
Changes in fair value of derivative instruments,
  net of tax                                          1,215         -        9,383          -
                                                   --------   --------    --------   --------
Comprehensive income                               $  3,174   $109,088    $ 67,798   $ 77,623
                                                   ========   ========    ========   ========


The components of accumulated other comprehensive income, net of related taxes, are as follows (in thousands):


                                                       September 30, 2001    December 31, 2000
                                                       ------------------    -----------------
Unrealized gains on securities available-for-sale           $281,893             $331,618
Unrealized gains on derivatives instruments                    9,383                    -
                                                            --------             --------
Accumulated other comprehensive income                      $291,276             $331,618
                                                            ========             ========


Note 5.     Earnings (Loss) Per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings (loss) per share (EPS) computations for the three- and nine-month periods ended September 30, 2001 and September 30, 2000 (in thousands):


                                           Three Months            Nine Months
                                        Ended September 30,    Ended September 30,
                                        -------------------    --------   --------
                                          2001       2000        2001       2000
                                        --------   --------    --------   --------
                                                  (Restated)             (Restated)
Numerator:
  Net income (loss) - numerator
    for basic and diluted earnings
    (loss) per share:                   $ 42,741   $  5,760    $108,140   $(89,516)
                                        ========   ========    ========   ========

Denominator:
  Denominator for basic earnings
    (loss) per share - weighted-
    average shares                       527,328    522,928     526,709    521,097

  Effect of dilutive securities:
    Stock options                          6,342     18,555       8,074          -
                                        --------   --------    --------   --------
  Denominator for diluted earnings
    (loss) per share - adjusted
    weighted-average shares and
    assumed conversions                  533,670    541,483     534,783    521,097
                                        ========   ========    ========   ========


Options to purchase 9,971,552 shares of common stock between $44.06 and $95.66 per share were outstanding in the third quarter of 2001, and options to purchase 9,736,102 shares of common stock between $50.55 and $95.66 per share were outstanding in the first nine months of 2001, but were not included in the computation of diluted EPS because the options were anti-dilutive.


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

On May 4, 2001 the jury hearing the lawsuit unanimously found that Herceptin and Rituxan do not infringe the patents and therefore that Genentech is not required to pay royalties to Glaxo. The jury also unanimously found that all of the patent claims that Glaxo asserted against Genentech were invalid. On May 31, 2001, Glaxo filed a notice of appeal of the jury's verdict with the U.S. Court of Appeals for the Federal Circuit. No date has been set for the argument of the appeal. Proceedings in connection with Genentech's claim against Glaxo for inequitable conduct and other related issues are still pending before the district court.

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

We and the City of Hope Medical Center are parties to a 1976 agreement relating to work conducted by two City of Hope employees, Arthur Riggs and Keiichi Itakura, and patents that resulted from that work, which are referred to as the "Riggs/Itakura Patents." Since that time, Genentech has entered into license agreements with various companies to make, use and sell the products covered by the Riggs/Itakura Patents. On August 13, 1999 the City of Hope filed a complaint against us in the Superior Court in Los Angeles County, California, alleging that we owe royalties to the City of Hope in connection with these license agreements, as well as product license agreements that involve the grant of licenses under the Riggs/Itakura Patents. The complaint states claims for declaratory relief, breach of contract, breach of implied covenant of good faith and fair dealing, and breach of fiduciary duty. On December 15, 1999, we filed our answer to the City of Hope's complaint. On or about December 22, 2000, City of Hope filed a dismissal of its declaratory relief claims. On January 4, 2001, we filed a motion to dismiss the case for lack of subject matter jurisdiction. The judge denied the motion on February 1, 2001. Jury selection for the trial began on August 28, 2001, and the trial is currently ongoing. City of Hope is seeking compensatory damages in the amount of approximately $445.0 million (including interest) and special damages.

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

On or about April 6, 2001, Genzyme filed a complaint in the same court against Genentech alleging that our TNKase product infringes the Genzyme patent and that Genentech is in breach of the 1992 Agreement referred to above. Genzyme's complaint also alleges willful infringement and reckless breach of contract by Genentech. Genzyme filed an amended complaint on or about April 11, 2001, that added no new substantive allegations or new claims. Genzyme is seeking to enjoin Genentech from infringing the patent, and also is seeking attorneys fees and costs. On May 3, 2001, we filed our answer to Genzyme's complaint. The court has consolidated this lawsuit and the declaratory judgement lawsuit suit referred to above for further proceedings. The trial of this consolidated lawsuit is scheduled to begin on January 21, 2003.

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


Note 7.     Inventories

In anticipation of the launch of Xolair, we have built approximately $34.3 million of Xolair inventory, net of amounts paid by collaborators and inventory reserves. Due to the launch delay of Xolair, we will continually assess the recoverability of our Xolair inventory based on an expected U.S. Food and Drug Administration approval date and sales.

Inventories are summarized below (in thousands):


                                 September 30, 2001     December 31, 2000
                                 ------------------     -----------------
Raw materials and supplies            $ 25,279              $ 17,621
Work in process                        296,224               233,121
Finished goods                          18,566                15,088
                                      --------              --------
                Total                 $340,069              $265,830
                                      ========              ========



Note 8.     Capital Stock

In August 2001, we repurchased 800,000 shares of our common stock at an average price of approximately $42.50 per share.


Note 9.     New Accounting Pronouncement

In July 2001, the Financial Accounting Standards Board, or FASB, issued two statements as a result of its deliberations on the business combinations project, Statement of Financial Accounting Standards No. 141, or FAS 141, on Business Combinations and FAS 142 on Goodwill and Other Intangible Assets. FAS 141 will be effective for any business combinations initiated after June 30, 2001 and also includes the criteria for the recognition of intangible assets separately from goodwill. FAS 142 will be effective for fiscal years beginning after December 15, 2001 and will require that goodwill not be amortized, but rather be subject to an impairment test at least annually. Separately identified and recognized intangible assets resulting from business combinations completed before July 1, 2001 that do not meet the new criteria for separate recognition of intangible assets will be subsumed into goodwill upon adoption. In addition, the useful lives of recognized intangible assets acquired in transactions completed before July 1, 2001 will be reassessed and the remaining amortization periods adjusted accordingly.

     The adoption of FAS 141 and 142 is not expected to have a significant impact on our financial position at transition. We expect that the elimination of goodwill amortization related to push-down accounting would have a positive impact on reported net income in 2002 of at least $150.0 million.

                    INDEPENDENT ACCOUNTANTS' REVIEW REPORT



The Board of Directors and Stockholders
Genentech, Inc.


We have reviewed the accompanying condensed consolidated balance sheet of Genentech, Inc. as of September 30, 2001, and the related condensed consolidated statements of operations for the three-month and nine-month periods ended September 30, 2001 and 2000 and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2001 and 2000. These financial statements are the responsibility of Genentech's management.

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

Palo Alto, California
October 8, 2001

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


                               GENENTECH, INC.
                              FINANCIAL REVIEW

Overview

Genentech, Inc. is a leading biotechnology company using human genetic information to discover, develop, manufacture and market human pharmaceuticals that address significant unmet medical needs. Fifteen of the approved products of biotechnology stem from or are based on our science. We manufacture and market ten protein-based pharmaceuticals listed below, and license several additional products to other companies.

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

- Cathflo Activase (alteplase, recombinant) tissue plasminogen activator, or t-PA, approved for the restoration of function to central venous access devises that have become occluded due to a blood clot;

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

Roche's Right to Maintain Its Percentage Ownership Interest in Our Stock

We expect from time to time to issue additional shares of common stock in connection with our stock option and stock purchase plans, and we may issue additional shares for other purposes. Our affiliation agreement with Roche provides, among other things, that we will establish a stock repurchase program designed to maintain Roche's percentage ownership interest in our common stock. The affiliation agreement provides that we will repurchase a sufficient number of shares pursuant to this program such that, with respect to any issuance of common stock by Genentech in the future, the percentage of Genentech common stock owned by Roche immediately after such issuance will be no lower than Roche's lowest percentage ownership of Genentech common stock at any time after the offering of common stock occurring in July 1999 and prior to the time of such issuance, except that Genentech may issue shares up to an amount that would cause Roche's lowest percentage ownership to be no more than 2% below the "Minimum Percentage." The Minimum Percentage equals the lowest number of shares of Genentech common stock owned by Roche since the July 1999 offering (to be adjusted in the future for dispositions of shares of Genentech common stock by Roche as well as for stock splits or stock combinations) divided by 509,194,352 (to be adjusted in the future for stock splits or stock combinations), which is the number of shares of Genentech common stock outstanding at the time of the July 1999 offering, as adjusted for the two-for-one splits of Genentech common stock in November 1999 and October 2000. As long as Roche's percentage ownership is greater than 50%, prior to issuing any shares, the affiliation agreement provides that we will repurchase a sufficient number of shares of our common stock such that, immediately after our issuance of shares, Roche's percentage ownership will be greater than 50%. The affiliation agreement also provides that, upon Roche's request, we will repurchase shares of our common stock to increase Roche's ownership to the Minimum Percentage. In addition, Roche will have a continuing option to buy stock from us at prevailing market prices to maintain its percentage ownership interest. On September 30, 2001, Roche's percentage ownership of our common stock was 58.15%, which was 2.06% below the Minimum Percentage. Genentech and Roche are in discussion concerning the matter.

RESULTS OF OPERATIONS
(dollars in millions, except per share amounts)


                           Three Months                      Nine Months
                        Ended September 30,              Ended September 30,
                        ------------------               --------------------
REVENUES                 2001        2000    % Change      2001        2000     % Change
-------------------     ------      ------   --------    --------    --------   --------
                                  (Restated)                       (Restated)
Revenues                $556.1      $447.3       24%     $1,612.1    $1,251.0       29%
                        ======      ======   ========    ========    ========   ========



Revenues increased 24% in the third quarter and 29% in the first nine months of 2001 from the comparable periods in 2000 primarily as a result of higher product sales, royalty income and interest income. These increases were partially offset by lower contract and other revenues. These revenue changes are further discussed below.


                               Three Months                      Nine Months
                            Ended September 30,              Ended September 30,
                            ------------------               ------------------
PRODUCT SALES                2001        2000    % Change      2001       2000    % Change
-----------------------     ------      ------   --------    --------    ------   --------
Herceptin                   $ 83.9      $ 72.6       16%     $  244.0    $208.0       17%
Rituxan                      212.8       117.9       80         572.6     305.8       87
Activase/TNKase/Cathflo       48.6        50.7       (4)        152.3     155.0       (2)
Growth Hormone                67.7        61.1       11         185.7     166.1       12
Pulmozyme                     32.8        30.0        9          90.9      89.1        2
Actimmune                      2.9         1.9       53           5.4       2.8       93
                            ------      ------   --------    --------    ------   --------
Total product sales         $448.7      $334.2       34%     $1,250.9    $926.8       35%
                            ======      ======   ========    ========    ======   ========



Total product sales increased 34% in the third quarter and 35% in the first nine months of 2001 from the comparable periods in 2000 primarily as a result of higher sales from our bio-oncology products, Rituxan and Herceptin, and higher sales from our Growth Hormone products.

Herceptin: Net sales of Herceptin increased 16% in the third quarter and 17% in the first nine months of 2001 from the comparable periods in 2000. An increase in penetration into the metastatic breast cancer market has contributed to a positive sales trend.

Rituxan: Net sales of Rituxan increased 80% in the third quarter and 87% in the first nine months of 2001 from the comparable periods in 2000. This increase was primarily due to increased use of the product in the treatment of B-cell non-Hodgkin's lymphoma.

Activase/TNKase/Cathflo: Combined net sales of our three cardiovascular products, Activase, TNKase and Cathflo Activase, decreased 4% in the third quarter of 2001 and were slightly lower in the first nine months of 2001 compared to the same periods last year. These decreases reflect the continued decline in the overall size of the thrombolytic therapy market due to increasing use of mechanical reperfusion and competition from Centocor, Inc.'s Retavase, registered trademark, (reteplase). Cathflo Activase received U.S. Food and Drug Administration, or FDA, approval in early September 2001 and was launched in late September 2001. TNKase received FDA approval in early June 2000 and was launched in mid-June 2000.

Growth Hormone: Net sales of our four growth hormone products, Nutropin Depot, Nutropin AQ, Nutropin and Protropin, increased 11% in the third quarter and 12% in the first nine months of 2001 from the comparable periods in 2000. This net sales growth primarily reflects an increase in market penetration and the effects of a price increase for these products.

Pulmozyme: Net sales of Pulmozyme increased 9% in the third quarter of 2001 and were slightly higher in the first nine months of 2001 compared to the same periods last year. These increases primarily reflect fluctuations in distributor ordering patterns.


                                Three Months                      Nine Months
                              Ended September 30,              Ended September 30,
ROYALTIES, CONTRACT AND       ------------------               ------------------
OTHER, AND INTEREST INCOME     2001        2000    % Change     2001        2000    % Change
--------------------------    ------      ------   --------    ------      ------   --------
                                        (Restated)                       (Restated)
Royalties                     $ 66.0      $ 51.8       27%     $193.1      $148.8       30%
Contract and other               8.9        35.6      (75)       68.3       106.0      (36)
Interest income                 32.5        25.7       26        99.8        69.4       44


Royalties: Royalty income increased 27% in the third quarter and 30% in the first nine months of 2001 from the comparable periods in 2000. These increases were primarily due to higher third-party sales from Roche and various licensees, offset in part by lower sales from several licensees including one that has been addressing manufacturing issues which has temporarily impacted their ability to produce product for sales.

Contract and Other Revenues: Contract and other revenues decreased 75% in the third quarter and 36% in the first nine months of 2001 from the comparable periods in 2000. The decrease in the third quarter was primarily due to lower gains from the sale of biotechnology equity securities. The decrease in the first nine months of 2001 was attributable to lower gains from the sale of biotechnology equity securities partially offset by higher contract revenues and the recognition of $10.0 million in gains related to the change in the time value of certain hedging instruments in the first quarter of 2001. (See Note 1, "Statement of Accounting Presentation and Significant Accounting Policies," of the Notes to Condensed Consolidated Financial Statements for more information on our derivative and hedging activities.) The increase in contract revenues in the first nine months of 2001 was primarily due to the recognition of revenues from third-party collaborators that were previously deferred under the Securities and Exchange Commission's Staff Accounting Bulletin No. 101. (See the "Changes in Accounting Principles" section of Note 1, "Statement of Accounting Presentation and Significant Accounting Policies," of the Notes to Condensed Consolidated Financial Statements.)

Interest Income: Interest income increased 26% in the third quarter and 44% in the first nine months of 2001 from the comparable periods in 2000. The increase in the third quarter of 2001 was due to a higher portfolio balance, offset in part by a lower portfolio yield. The increase in the first nine months of 2001 was primarily due to a higher portfolio balance.


                                              Three Months                      Nine Months
                                           Ended September 30,              Ended September 30,
                                           ------------------               --------------------
COSTS AND EXPENSES                          2001        2000    % Change      2001        2000     % Change
---------------------------------------    ------      ------   --------    --------    --------   --------
Cost of sales                              $ 96.0      $ 91.4        5%     $  256.0    $  295.1     (13)%
Research and development                    128.2       113.6       13         388.0       340.6      14
Marketing, general and administrative       109.4        94.1       16         345.1       264.0      31
Collaboration profit sharing                 65.8        37.6       75         170.1        86.9      96
Recurring charges related to redemption      79.4        97.8      (19)        242.4       294.4     (18)
Interest expense                              1.7         1.2       42           4.5         3.7      22
                                           ------      ------   --------    --------    --------   --------
Total costs and expenses                   $480.5      $435.7       10%     $1,406.1    $1,284.7       9%
                                           ======      ======   ========    ========    ========   ========


Cost of Sales: Cost of sales in the third quarter of 2001 increased to $96.0 million compared to $91.4 million in the third quarter of 2000 and decreased to $256.0 million in the first nine months of 2001 compared to $295.1 million in the first nine months of 2000. Cost of sales as a percent of product sales decreased to 21% in the third quarter of 2001 from 27% in the prior year. Cost of sales as a percent of product sales decreased to 20% in the first nine months of 2001 from 32% in the prior year. The decrease in the ratios primarily reflects a decline in the costs recognized on the sale of inventory that was written up at the Redemption due to push-down accounting. This inventory was sold by December 31, 2000.

Research and Development: Research and development, or R&D, expenses increased 13% in the third quarter and 14% in the first nine months of 2001 from the comparable periods in 2000. The increase in the third quarter of 2001 was largely due to higher expenses related to late-stage clinical trials and increased in-licensing expenses. The increase in the first nine months of 2001 was primarily due to higher expenses related to late-stage clinical trials and costs related to the termination of a collaboration agreement.
R&D expenses included $19.0 million in the first nine months of 2001 and $15.0 million in the comparable period of 2000 of upfront payments for the purchase of in-process research and development, or IPR&D, under in-licensing agreements with collaborators. We determined that the acquired IPR&D was not yet technologically feasible and that it had no future alternative uses.

Marketing, General and Administrative: Overall marketing, general and administrative, or MG&A, expenses increased 16% in the third quarter and 31% in the first nine months of 2001 from the comparable periods in 2000. The increase in the third quarter of 2001 was primarily due to increased royalty expenses associated with higher sales by licensees, higher marketing and selling expenses primarily in support of the continued growth of our bio-oncology products and commercial development of pipeline products and higher corporate expenses. The increase in the first nine months of 2001 was driven by higher marketing and selling expenses in support of commercial development of pipeline products and the continued growth of our bio-oncology products, the write-down of certain biotechnology investments, higher royalty expenses and higher legal and other corporate expenses.

Collaboration Profit Sharing: Collaboration profit sharing includes the net operating profit sharing with IDEC on Rituxan sales, and the sharing of costs with collaborators related to the commercialization and development of future products. Collaboration profit sharing expenses increased to $65.8 million in the third quarter of 2001 from $37.6 million in the third quarter of 2000. Collaboration profit sharing expenses increased to $170.1 million in the first nine months of 2001 from $86.9 million in the first nine months of 2000. These increases were primarily due to increased Rituxan profit sharing with IDEC due to higher Rituxan sales.

Recurring Charges Related to Redemption: We began recording recurring charges related to the Redemption and push-down accounting in the third quarter of 1999. These charges include the amortization of intangibles and goodwill, and compensation expense related to alternative arrangements provided at the time of the Redemption for certain holders of some of the unvested options under the 1996 Stock Option/Stock Incentive Plan. Recurring charges related to the Redemption decreased to $79.4 million in the third quarter of 2001 compared to $97.8 million in the same period of 2000 and decreased to $242.4 million in the first nine months of 2001 compared to $294.4 million in the same period of 2000. These decreases were primarily due to lower amortization of intangibles and deferred compensation expense. The deferred compensation was fully amortized at June 30, 2001. (See Note 2, "Redemption of Our Special Common Stock," of the Notes to Condensed Consolidated Financial Statements.)

Interest Expense: Interest expense will fluctuate depending on the amount of capitalized interest related to the amount of construction projects.
Interest expense, net of amounts capitalized, relates to interest on our 5% convertible subordinated debentures.


INCOME (LOSS) BEFORE TAXES AND             Three Months                      Nine Months
CUMULATIVE EFFECT OF ACCOUNTING         Ended September 30,              Ended September 30,
CHANGE, INCOME TAXES AND CUMULATIVE     ------------------               ------------------
EFFECT OF ACCOUNTING CHANGE              2001        2000    % Change     2001        2000    % Change
-----------------------------------     ------      ------   --------    ------      ------   --------
                                                  (Restated)                       (Restated)
Income (loss) before taxes and
  cumulative effect of accounting
  change                                $75.6       $ 11.7      546%     $206.0      $(33.7)     711%
Income tax provision (benefit)           32.9          5.9      458        92.2        (2.0)   4,710
Income (loss) before cumulative
  effect of  accounting change           42.7          5.8      636       113.8       (31.7)     459
Cumulative effect of accounting
  change, net of tax                        -            -        -        (5.6)      (57.8)      90


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

     We adopted the Securities and Exchange Commission's Staff Accounting Bulletin No. 101, or SAB 101, on revenue recognition effective January 1, 2000 and recorded a $57.8 million charge, net of tax, as a cumulative effect of a change in accounting principle related to contract revenues recognized in prior periods. The related deferred revenue is being recognized over the term of the agreements. For the quarter ended September 30, 2000, the impact of the change in accounting principle was to increase net income by $1.3 million (net of tax) of the related deferred revenue recognized as revenue during the quarter ended September 30, 2000 (less than $0.01 per share). For the nine months ended September 30, 2000, the impact of the change in accounting principle was to increase net loss by $53.9 million, or ($0.10) per share, comprised of the $57.8 million cumulative effect of the change (net of tax) as described above ($0.11 per share), net of $3.9 million of the related deferred revenue (net of tax) that was recognized as revenue during the nine months ended September 30, 2000 ($0.01 per share). For the three- and nine-month periods ended September 30, 2001, we recognized $2.3 million (net of tax) and $10.5 million (net of tax) respectively, of the related deferred revenue. See Note 1, "Statement of Accounting Presentation and Significant Accounting Policies," in the Notes to Condensed Consolidated Financial Statements for further information on our adoption of SAB 101.

Income Tax: The tax provision of $32.9 million for the third quarter of 2001 increased over the tax provision of $5.9 million for the third quarter of 2000. The tax provision of $92.2 million for the first nine months of 2001 increased over the tax benefit of $2.0 million for the first nine months of 2000 primarily due to increased pretax income and decreased charges related to the Redemption.

     Our effective tax rates were approximately 44% for the third quarter and 45% for the first nine months of 2001 and 50% for the third quarter and 6% for the first nine months of 2000, which reflect the non-deductibility of goodwill amortization.

     The effective tax rate of 32% in the third quarter and first nine months of 2001 on pretax income, excluding charges related to the Redemption and cumulative effect of accounting change, is higher than the comparative tax rate of 31% in the third quarter and first nine months of 2000 primarily due to decreased R&D tax credits.


                                                 Three Months                     Nine Months
                                              Ended September 30,             Ended September 30,
                                              ------------------              ------------------
NET INCOME (LOSS)                              2001        2000   % Change     2001        2000   % Change
------------------------------------------    ------      ------  --------    ------      ------  --------
                                                        (Restated)                      (Restated)
Net income (loss)                             $ 42.7      $  5.8     636%     $108.2      $(89.5)    221%
Earnings (loss) per share:
  Basic: Earnings (loss) before cumulative
           effect of accounting change        $ 0.08      $ 0.01     700%     $ 0.22      $(0.06)    467%
         Cumulative effect of accounting
           change, net of tax                      -           -       -       (0.01)      (0.11)     91
                                              ------      ------  --------    ------      ------  -------
         Net earnings (loss) per share        $ 0.08      $ 0.01     700%     $ 0.21      $(0.17)    224%
                                              ======      ======  ========    ======      ======  =======
  Diluted: Earnings (loss) before cumulative
           effect of accounting change        $ 0.08      $ 0.01     700%     $ 0.21      $(0.06)    450%
         Cumulative effect of accounting
           change, net of tax                      -           -       -       (0.01)      (0.11)     91
                                              ------      ------  --------    ------      ------  --------
         Net earnings (loss) per share        $ 0.08      $ 0.01     700%     $ 0.20      $(0.17)    218%
                                              ======      ======  ========    ======      ======  ========


Net Income (Loss): Net income of $42.7 million, or $0.08 per diluted share in the third quarter of 2001 and net income of $108.2 million, or $0.20 per diluted share in the first nine months of 2001, primarily reflect an increase in product sales, royalties and interest income and a decrease in recurring charges related to redemption and costs related to the sale of inventory written up at the Redemption. These favorable variances were offset in part by increased MG&A, collaboration profit sharing and R&D expenses and a decrease in contract and other revenues.

In-Process Research and Development: At June 30, 1999, the Redemption date, we determined that the acquired in-process technology was not technologically feasible and that the in-process technology had no future alternative uses. As a result, $500.5 million of in-process research and development, or IPR&D, related to Roche's 1990 through 1997 purchases of our common stock was charged to additional paid-in capital, and $752.5 million of IPR&D related to the Redemption was charged to operations at June 30, 1999.

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

     The following are significant changes that occurred during the first nine months of 2001 to the projects included in the IPR&D charge at the
Redemption:

-  Dornase alfa AERx - project has been discontinued.
- Herceptin antibody for non-small cell lung cancer (NSCLC) - project has been discontinued for this indication.
- Activase t-PA for intravenous catheter clearance - project received FDA approval in September 2001.
- Anti-IgE antibody for asthma and seasonal allergic rhinitis - FDA complete response letter received. We plan to submit the data requested by the FDA in late 2002 or in early 2003.


LIQUIDITY AND CAPITAL RESOURCES      September 30, 2001     December 31, 2000
---------------------------------    ------------------     -----------------
Cash and cash equivalents,
  short-term investments and
  long-term marketable securities         $2,522.9              $2,459.4
Working capital                            1,586.7               1,340.1


We used cash generated from operations, income from investments and proceeds from stock issuances to fund operations, purchase marketable securities and make capital and equity investments and stock repurchases.

Cash and cash equivalents, short-term investments and long-term marketable securities at September 30, 2001 increased from December 31, 2000 by $63.5 million. Working capital increased by $246.6 million in the third quarter of 2001 from December 31, 2000.

Capital expenditures totaled $118.8 million in the first nine months of 2001 compared to $79.0 million in the comparable period of 2000. The increase in 2001 compared to 2000 was primarily due to an increase in machinery and equipment and leasehold improvements.

We believe that our cash, cash equivalents and short-term investments, together with funds provided by operations and leasing arrangements, will be sufficient to meet our foreseeable operating cash requirements. In addition, we believe we could access additional funds from the debt and, under certain circumstances, capital markets. See also "Forward-Looking Information and Cautionary Factors that May Affect Future Results - Future Stock Repurchases Could Adversely Affect Our Cash Position" below for factors that could negatively affect our cash position.

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

   For example, sales of our Activase product decreased in the first nine months of 2001 and 2000 primarily due to competition from Centocor's Retavase and to a decreasing size of the thrombolytic marketplace as other forms of acute myocardial infarction treatment gain acceptance.

-  The amount and timing of sales to customers in the United States.

   For example, sales of our Growth Hormone products increased in 2000 due to fluctuations in distributor ordering patterns.

- The amount and timing of our sales to Hoffmann-La Roche of products for sale outside of the United States and the amount and timing of its sales to its customers, which directly impact both our product sales and royalty revenues.

   For example, sales of Pulmozyme to Hoffmann-La Roche decreased in the third quarter and the first nine months of 2001 compared to the same periods last year.

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

   For example, sales of Rituxan increased in the last quarter of 2000 and the first nine months of 2001 due to the announcement at the American Society of Clinical Oncology of the results of a study conducted by the Groupe d'Etude des Lymphomes de l'Adulte, or GELA, reporting on the benefits of using Rituxan, combined with standard chemotherapy, for treating aggressive non-Hodgkin's lymphoma.

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

   For example, in April 2001, we announced that a Phase III clinical trial of Veletri - an intravenous dual endothelin receptor antagonist for the treatment of symptoms (dyspnea, or shortness of breath) associated with acute heart failure (AHF)- did not meet its primary objectives.

   For example, in October 2001, the FDA requested inclusion of an additional pharmacokinetics study in the potential BLA submission for Xanelim which will result in the filing date occurring later than originally estimated.

- Failure to receive the necessary regulatory approvals or delay in receiving such approvals.

   For example, in July 2001, we received a Complete Response letter from the FDA for the license application for Xolair that was filed with the FDA in 2000. The letter requests additional preclinical and clinical data, as well as pharmacokinetic information. With the requirement of additional data, FDA approval of Xolair has been delayed beyond 2001. It is also anticipated that the initial proposed label claim will likely be for only adult allergic asthma. The exact timing of resubmission to the FDA will be dependent on the scope of the discussions with the FDA but is expected to occur in 2002 or early 2003. In anticipation of the launch of Xolair, we have built approximately $34.3 million of Xolair inventory, net of amounts paid by collaborators and inventory reserves. Due to the launch delay of Xolair, we will continually assess the recoverability of our Xolair inventory based on an expected FDA approval date and sales.

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

   For example, we have experienced an increase in R&D expenses in the third quarter and first nine months of 2001 due to the number of late-stage clinical trials being conducted by us and/or our collaborators.

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

   For example, in February 2000, we entered into an agreement with Actelion Ltd. for the purchase of rights for the development and co-promotion in the United States of Veletri and paid Actelion an upfront fee of $15.0 million which was recorded as an R&D expense.

   For example, in January 2001, we entered into an agreement with OSI Pharmaceuticals, Inc. for the global co-development and commercialization of an anti-cancer drug, Tarceva, and paid OSI an upfront fee of $15.0 million for the purchase of IPR&D which was recorded as an R&D expense.

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

(PAGE>


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

     Second, in the growth hormone market, we continue to face increased competition from four other companies currently selling growth hormone. As a result of that competition, we have experienced a loss in market share. The four competitors have also received approval to market their existing human growth hormone products for additional indications. As a result of this competition, sales of our Growth Hormone products may decline, perhaps significantly.

     Third, in the non-Hodgkin's lymphoma market, Corixa Corporation, formerly Coulter Pharmaceutical, Inc., has filed a revised Biologics License Application, or BLA, for Bexxar, trademark, (tositumomab and iodine I 131 tositumomab), which may potentially compete with our product Rituxan, and the FDA's Oncologic Drugs Advisory Committee has recommended approval of IDEC's BLA for Zevalin, trademark, (ibritumomab tiuxetan), a product which could also potentially compete with Rituxan. Both Bexxar and Zevalin are radiolabeled molecules while Rituxan is not. We are also aware of other potentially competitive biologic therapies for non-Hodgkin's lymphoma in development.

Other Competitive Factors Could Affect Our Product Sales

Other competitive factors that could affect our product sales include, but are not limited to:

-  The timing of FDA approval, if any, of competitive products.

   For example, in June 2000 one of our competitors, Novo Nordisk A/S, received FDA approval for a liquid formulation of its growth hormone product that will directly compete with our liquid formulation, Nutropin AQ. Also in June 2000, another of our competitors, Serono S.A., received FDA approval to deliver its competitive growth hormone product in a needle-free device.

-  Our pricing decisions and the pricing decisions of our competitors.

   For example, we raised the prices of Rituxan in May 2000 and Pulmozyme in June 2000 by approximately 5%.

   For example, we raised the prices of Herceptin by 3% and Growth Hormone Product by 5% in January 2001.

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

   For example, we expect the approval of Herceptin outside the United States, which occurred in the third quarter of 2000, to have a continuing positive impact on royalties.

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

     In July 2001, we passed a full inspection by the FDA Team Biologics confirming that Genentech is in a full state of manufacturing compliance.

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

Future Stock Repurchases Could Adversely Affect Our Cash Position

We have reviewed the practices of other companies in our and related industries with respect to the use of share repurchases to offset the dilution of stock options and employee stock purchase plan purchases. Based upon an ongoing review of such factors as current interest rates, current market conditions, our current share price and also the share repurchase provisions of our affiliation agreement with Roche, we may repurchase shares of our common stock on the open market from time to time.

     While the dollar amounts associated with these future stock repurchases cannot currently be estimated, these stock repurchases could have a material adverse effect on our cash position, credit rating and ability to access capital in the financial markets, and could limit our ability to use our capital stock as consideration for acquisitions.

Our Stock Price, Like That of Many Biotechnology Companies, Is Highly
Volatile

The market prices for securities of biotechnology companies in general have been highly volatile and may continue to be highly volatile in the future.
In addition, due to the absence of the put and call that were associated with our Special Common Stock, the market price of our common stock has been and may continue to be more volatile than our Special Common Stock was in the past. For example, our common stock reached a high of $122.50 per share in March 2000 and decreased, as the biotech sector and stock market in general decreased, to $38.65 per share in July 2001.

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

     While the dollar amounts associated with these future stock repurchases cannot currently be estimated, these stock repurchases could have a material adverse effect on our cash position, and may have the effect of limiting our ability to use our capital stock as consideration for acquisitions.

Future Sales by Roche Could Cause the Price of Our Common Stock to Decline

As of September 30, 2001, Roche owned 306,594,352 shares of our common stock or approximately 58.15% of our outstanding shares. All of our shares owned by Roche are eligible for sale in the public market subject to compliance with the applicable securities laws. We have agreed that, upon Roche's request, we will file one or more registration statements under the Securities Act in order to permit Roche to offer and sell shares of our common stock. Sales of a substantial number of shares of our common stock by Roche in the public market could adversely affect the market price of our common stock.

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

New Accounting Pronouncement Could Impact Our Financial Position and Results of Operations

In July 2001, the Financial Accounting Standards Board, or FASB, issued two statements as a result of its deliberations on the business combinations project, Statement of Financial Accounting Standards No. 141, or FAS 141, on Business Combinations and FAS 142 on Goodwill and Other Intangible Assets. FAS 141 will be effective for any business combinations initiated after June 30, 2001 and also includes the criteria for the recognition of intangible assets separately from goodwill. FAS 142 will be effective for fiscal years beginning after December 15, 2001 and will require that goodwill not be amortized, but rather be subject to an impairment test at least annually. Separately identified and recognized intangible assets resulting from business combinations completed before July 1, 2001 that do not meet the new criteria for separate recognition of intangible assets will be subsumed into goodwill upon adoption. In addition, the useful lives of recognized intangible assets acquired in transactions completed before July 1, 2001 will be reassessed and the remaining amortization periods adjusted accordingly.

     The adoption of FAS 141 and 142 is not expected to have a significant impact on our financial position at transition. We expect that the elimination of goodwill amortization related to push-down accounting would have a positive impact on reported net income in 2002 of at least $150.0 million.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk


Our market risks at September 30, 2001 have not changed significantly from those discussed in Item 7A of our Form 10-K for the period ended December 31, 2000 on file with the Securities and Exchange Commission. See also the "Derivative and Hedging Activities" section of Note 1, "Statement of Accounting Presentation and Significant Accounting Policies" of Item 1 and the "Forward-Looking Information and Cautionary Factors That May Affect Future Results--We Are Exposed to Market Risk" section of Item 2 of this Form 10-Q for additional discussions of our market risks.

                               GENENTECH, INC.
                         PART II.  OTHER INFORMATION


Item 1.     Legal Proceedings

In connection with the patent infringement lawsuit filed against us by GlaxoSmithKline plc on May 28, 1999, the jury hearing the lawsuit unanimously found that Herceptin and Rituxan do not infringe the Glaxo patents and therefore that Genentech is not required to pay royalties to Glaxo. The jury also unanimously found that all of the patent claims that Glaxo asserted against Genentech were invalid. On May 31, 2001, Glaxo filed a notice of appeal of the jury's verdict with the U.S. Court of Appeals for the Federal Circuit. No date has been set for the argument of the appeal. Proceedings in connection with Genentech's claim against Glaxo for inequitable conduct and other related issues are still pending before the district court.

In connection with the declaratory judgement lawsuit filed by Genentech against Genzyme Corporation on March 13, 2001, and the patent infringement lawsuit filed by Genzyme against us on April 6, 2001, Genzyme filed its answer to our complaint on May 2, 2001 and Genentech filed its answer to Genzyme's complaint on May 3, 2001. The court has consolidated these two lawsuits for further proceedings. The trial date of this consolidated suit is scheduled to begin January 21, 2003.

In connection with the breach of contract lawsuit filed against us by City of Hope Medical Center on August 13, 1999, jury selection for the trial began on August 28, 2001, and the trial is currently ongoing. City of Hope is seeking compensatory damages in the amount of approximately $445.0 million (including interest) and special damages.

See also Item 3 of our report on Form 10-K for the period ended December 31, 2000.

See also Item 1 of our reports on Form 10-Q for the periods ended March 31, 2001 and June 30, 2001.

See also Note 6, "Legal Proceedings," in the Notes to Condensed Consolidated Financial Statements of Part I.


Item 6.     Exhibits and Reports on Form 8-K

            (a)  Exhibits

                 15.1  Letter regarding Unaudited Interim Financial
                       Information.

            (b)  Reports on Form 8-K

                 There were no reports on Form 8-K filed during the quarter ended September 30, 2001.

                               GENENTECH, INC.
                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         GENENTECH, INC.



   Date:  October 12, 2001               /s/ARTHUR D. LEVINSON
        ------------------               ------------------------------------
                                         Arthur D. Levinson, Ph.D.
                                         Chairman and Chief Executive Officer



   Date:  October 12, 2001               /s/LOUIS J. LAVIGNE, JR.
        ------------------               ------------------------------------
                                         Louis J. Lavigne, Jr.
                                         Executive Vice President and Chief
                                         Financial Officer



   Date:  October 12, 2001               /s/JOHN M. WHITING
        ------------------               ------------------------------------
                                         John M. Whiting
                                         Vice President, Controller and
                                         Chief Accounting Officer