Form 10-K405
period 2001-12-31
GENENTECH INC
filed 2002-03-04
CIK 318771

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
[x]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2001
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

Commission file number: 1-9813

GENENTECH, INC.

(Exact name of registrant as specified in its charter)

A Delaware Corporation (State or other jurisdiction of incorporation or organization)	94-2347624 (I.R.S. Employer Identification Number)

1 DNA Way, South San Francisco, California 94080-4990 (Address of principal executive offices and zip code)	(650) 225-1000 (Telephone Number)

Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.02 par value	New York Stock Exchange

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [x]  No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

     The approximate aggregate market value of voting stock held by non-affiliates of the registrant is $10,935,072,987 as of January 31, 2002.(A)

     Number of shares of Common Stock outstanding as of January 31, 2002:  527,794,223

Documents incorporated by reference:

Definitive Proxy Statement with respect to the 2002 Annual Meeting of Stockholders to be filed by Genentech, Inc. with the Securities and Exchange Commission (hereinafter referred to as "Proxy Statement")

Part III

(A)	Excludes 306,660,290 shares of Common Stock held by directors and officers of Genentech and Roche Holdings, Inc.

GENENTECH, INC.
2001 Form 10-K Annual Report
Table of Contents

In this report, "Genentech," "we," "us" and "our" refer to Genentech, Inc. "Common Stock" refers to Genentech's common stock, par value $0.02 per share, "Special Common Stock" refers to Genentech's callable putable common stock, par value $0.02 per share and "Redeemable Common Stock" refers to Genentech's redeemable common stock, par value $0.02 per share. All numbers related to the number of shares and per share amounts of Common Stock, Special Common Stock and Redeemable Common Stock give effect to the two-for-one splits of our Common Stock that were effected in October 2000 and November 1999.

We own or have rights to various copyrights, trademarks and trade names used in our business including the following: Actimmune® interferon gamma-1b; Activase® (alteplase, recombinant) tissue-plasminogen activator; Avastin™ (bevacizumab) anti-VEGF antibody; Cathflo™ (alteplase for catheter clearance); Herceptin® (trastuzumab) anti-HER2 antibody; Nutropin® (somatropin (rDNA origin) for injection) growth hormone; Nutropin AQ® (somatropin (rDNA origin) injection) liquid formulation growth hormone; Nutropin AQ Pen™ (pen injector for Nutropin AQ); Nutropin Depot® (somatropin (rDNA origin) for injectable suspension) encapsulated sustained-release growth hormone; Protropin® (somatrem for injection) growth hormone; Pulmozyme® (dornase alfa, recombinant) inhalation solution; TNKase™ (tenecteplase) single-bolus thrombolytic agent; and Xanelim™ (efalizumab) anti-CD11a antibody. Rituxan® (rituximab) anti-CD20 antibody is a registered trademark of IDEC Pharmaceuticals Corporation; Tarceva™ (erlotinib) is a trademark of OSI Pharmaceuticals, Inc.; Tracleer™ (bosentan) is trademark of Actelion Ltd; Xolair™ (omalizumab) anti-IgE antibody is a trademark of Novartis AG; and Veletri™ (tezosentan) is a trademark of Actelion Ltd. This report also includes other trademarks, service marks and trade names of other companies.

PART I
Item 1.	BUSINESS

Overview

Genentech is a leading biotechnology company using human genetic information to discover, develop, manufacture and market human pharmaceuticals that address significant unmet medical needs. Fifteen of the approved products of biotechnology stem from or are based on our science. We manufacture and market ten protein-based pharmaceuticals and license several additional products to other companies. See the "Products" section below for further information.

Redemption of Our Special Common Stock

On June 30, 1999, we redeemed all of our outstanding Special Common Stock held by stockholders other than Roche Holdings, Inc. (or Roche) at a price of $20.63 per share in cash with funds deposited by Roche for that purpose. We refer to this event as the "Redemption." As a result, on that date, Roche's percentage ownership of our outstanding Common Stock increased from 65% to 100%. Consequently, under U.S. generally accepted accounting principles, we were required to use push-down accounting to reflect in our financial statements the amounts paid for our stock in excess of our net book value. Push-down accounting required us to record $1,685.7 million of goodwill and $1,499.0 million of other intangible assets onto our balance sheet on June 30, 1999. Also, as a result of push-down accounting, we recorded special charges of $1,207.7 million related to the Redemption on June 30, 1999. For more information about special charges and push-down accounting, you should read "Special Charges" in Part II, Item 7 and the "Redemption of Our Special Common Stock" note in the Notes to Consolidated Financial Statements (Part II, Item 8). Roche subsequently completed public offerings of our Common Stock as described below.

Public Offerings

On July 23, 1999, October 26, 1999, and March 29, 2000, Roche completed public offerings of our Common Stock. We did not receive any of the net proceeds from these offerings. On January 19, 2000, Roche completed an offering of zero-coupon notes that are exchangeable for an aggregate of approximately 13.0 million shares of our Common Stock held by Roche. Roche's percentage ownership of our outstanding Common Stock was 58.0% at December 31, 2001.

     As a result of the Redemption and the subsequent public offerings, changes occurred with respect to our stock options as discussed in "Stock Options Changes" of Part II, Item 7. In addition, we amended our certificate of incorporation and bylaws, amended our licensing and marketing agreement with F. Hoffmann-La Roche Ltd (or Hoffmann-La Roche), an affiliate of Roche, and entered into or amended certain agreements with Roche, which are discussed in "Relationship With Roche" of Part II, Item 7.

Products

We manufacture and market ten protein-based pharmaceuticals listed below and license several additional products to other companies.

  Herceptin antibody for the treatment of certain patients with metastatic breast cancer whose tumors overexpress the Human Epidermal growth factor Receptor type 2, or HER2, protein;

  Rituxan antibody which we market together with IDEC Pharmaceuticals Corporation (or IDEC) for the treatment of patients with relapsed or refractory low-grade or follicular, CD20-positive B-cell non-Hodgkin's lymphoma;

  TNKase single-bolus thrombolytic agent for the treatment of acute myocardial infarction (heart attack);

  Activase tissue plasminogen activator (or t-PA) for the treatment of acute myocardial infarction, acute ischemic stroke (brain attack) within three hours of the onset of symptoms and acute massive pulmonary embolism (blood clots in the lungs);

  Cathflo Activase tissue plasminogen activator approved for the restoration of function to central venous access devices that have become occluded due to a blood clot;

  Nutropin Depot long-acting growth hormone for the treatment of growth failure associated with pediatric growth hormone deficiency;

  Nutropin AQ liquid formulation growth hormone for the same indications as Nutropin;

  Nutropin human growth hormone for the treatment of growth hormone deficiency in children and adults, growth failure associated with chronic renal insufficiency prior to kidney transplantation and short stature associated with Turner syndrome;

  Protropin growth hormone for the treatment of inadequate endogenous growth hormone secretion, or growth hormone deficiency, in children; and

  Pulmozyme inhalation solution for the treatment of cystic fibrosis.

     We receive royalties on sales of rituximab, Pulmozyme and Herceptin outside of the United States and on sales of human growth hormone, Rituxan, Pulmozyme, Activase and TNKase in Canada from Hoffmann-La Roche. We receive royalties on sales of growth hormone products within the United States and outside of the United States and t-PA outside of the United States and Canada, and on sales of tenecteplase outside of the United States, Canada and Japan. We also receive worldwide royalties on additional licensed products that are marketed by other companies, see "Licensed Products" below for further information. A number of these products originated from our technology.

Herceptin:  Herceptin is approved in the United States for use as a first line therapy in combination with Taxol® (paclitaxel), a product made by Bristol-Myers Squibb Company (or Bristol-Myers) and as a single agent in second and third line therapy in patients with metastatic breast cancer who have tumors that overexpress the HER2 protein.

     Herceptin is the first humanized monoclonal antibody for the treatment of HER2 overexpressing metastatic breast cancer. We have granted Hoffmann-La Roche exclusive marketing rights to Herceptin outside of the United States. Hoffmann-La Roche has received approval from the European Commission to market Herceptin for the treatment of HER2-positive metastatic breast cancer in Europe. We receive royalties from Hoffmann-La Roche for these Herceptin product sales.

Rituxan:  Rituxan, or rituximab, is marketed in the United States for the treatment of relapsed or refractory low-grade or follicular, CD20-positive B-cell non-Hodgkin's lymphoma, a cancer of the immune system. We co-developed Rituxan with IDEC from whom we license Rituxan. Rituxan was the first monoclonal antibody approved in the United States to treat cancer. We jointly promote Rituxan with IDEC in the United States. Hoffmann-La Roche markets Rituxan in Canada and is responsible for marketing rituximab under the trademark

MabThera® in the rest of the world, excluding Japan. Hoffmann-La Roche agreed to pay us royalties and cost plus a mark-up on the supply of rituximab. We receive net sales of MabThera from Zenyaku Kogyo Co., LTD., a distribution company that markets MabThera in Japan.

     In May 2001, the U.S. Food and Drug Administration (or FDA) approved new product labeling related to the use of Rituxan in expanded dosing, including retreatment, times 8 and bulky disease for the treatment of B-cell non-Hodgkin's lymphoma.

Activase, TNKase and Cathflo Activase:  Tissue plasminogen activator (or t-PA) is an enzyme that is produced naturally by the body to dissolve blood clots. However, when a blood clot obstructs blood flow in the coronary artery and causes a heart attack, the body is unable to produce enough t-PA to dissolve the clot rapidly enough to prevent damage to the heart. We produce Activase, a recombinant form of t-PA, in sufficient quantity for therapeutic use. Activase is approved for marketing in the United States for the treatment of acute myocardial infarction (heart attack), for use in the treatment of acute pulmonary embolism (blood clots in the lungs) and for the treatment of acute ischemic stroke or brain attack (blood clots in the brain) within three hours of symptom onset. TNKase is approved for the treatment for acute myocardial infraction. Cathflo Activase received FDA approval in early September 2001 and was launched in late September 2001.

     In exchange for royalty payments, we have licensed marketing rights to a recombinant t-PA in Japan to Kyowa Hakko Kogyo, Ltd. (or Kyowa). Kyowa is marketing a form of a recombinant t-PA under the trademark Activacin®. In a number of countries outside of the United States, Canada and Japan, we have licensed t-PA marketing and manufacturing rights to Boehringer Ingelheim, GmbH. We have also licensed certain rights to Boehringer Ingelheim regarding sales of TNKase. Boehringer Ingelheim, which markets a recombinant t-PA under the trademark Actilyse®, received regulatory approval from the European commission for sale of Metalyse® (tenecteplase) during March 2001. Boehringer Ingelheim also received marketing approval for Metalyse in Switzerland and Australia.

Nutropin Depot:  Nutropin Depot is a long-acting form of our recombinant human growth hormone using ProLease® an injectable extended-release drug delivery system, which was developed by our partner Alkermes, Inc. This new formulation was designed to reduce the frequency of injections by encapsulating the drug in biodegradable microspheres.

     During the first quarter of 1999, we entered into an agreement with Schwarz Pharma AG, for the development and distribution of Nutropin AQ (see below) and the sustained-release Nutropin Depot for the treatment of certain pediatric and adult growth disorders in Europe and certain other countries outside of the United States, Canada and Japan. In June 2001, we reacquired the rights for development and distribution of Nutropin AQ and Nutropin Depot from Schwarz Pharma. As part of a strategic alliance in December 1997 with Sumitomo Pharmaceuticals Co., Ltd. (or Sumitomo) we agreed to provide Sumitomo exclusive rights to develop, import and distribute Nutropin AQ and Nutropin Depot in Japan, and in October 2000, we reacquired the right to Nutropin Depot in Japan.

Nutropin AQ:  Nutropin AQ is a liquid formulation of Nutropin (see below) aimed at providing improved convenience in administration. Nutropin AQ is the first and only liquid (aqueous) recombinant human growth hormone product available in the United States. Nutropin AQ was approved for the treatment of growth hormone inadequacy in children, growth hormone failure in children associated with chronic renal insufficiency up to the time of renal transplantation and short stature associated with Turner syndrome. Nutropin AQ is also approved for the treatment of growth hormone deficiency in adults.

Nutropin:  Nutropin is a human growth hormone similar to Protropin (see below); however, it does not have the additional N-terminal amino acid, methionine, found in the Protropin chemical structure. Nutropin is marketed in the United States for the treatment of growth failure in children associated with chronic renal insufficiency up to the time of renal transplantation. Nutropin is approved for the treatment of growth hormone inadequacy in children and for the treatment of short stature associated with Turner syndrome. Nutropin is also approved for the treatment of growth hormone deficiency in adults.

Protropin:  Protropin is approved for marketing in the United States for the treatment of growth hormone inadequacy in children.

     In exchange for royalty payments, we licensed rights to manufacture and market recombinant growth hormone to Pharmacia Corporation, which manufactures and markets recombinant growth hormone under the trademarks Genotropin® (somatropin (rDNA) for injection) and Genotropin MiniQuick®.

Pulmozyme:  Pulmozyme is marketed in the United States for the treatment of cystic fibrosis. Pulmozyme is approved for the treatment of cystic fibrosis patients with advanced disease.

Actimmune:  Actimmune is approved in the United States for the treatment of chronic granulomatous disease. We have licensed certain U.S. manufacturing, marketing and development rights to interferon gamma, including Actimmune, to Connetics Corporation in return for a royalty on net sales which in turn sublicensed all of its rights to InterMune Pharmaceuticals, Inc. (or InterMune). As of January 1, 2002, we no longer manufacture, use or sell Actimmune. We receive royalty payments from Boehringer Ingelheim from the sale of interferon gamma in certain countries outside of the United States, Canada, Japan and the People's Republic of China.

Licensed Products

In addition to the royalties mentioned above, we also receive royalties on the following products from the following companies:

Product	Trademark	Company
Human growth hormone	Humatrope	Eli Lilly and Company
Hepatitis B vaccine	Recombivax	Merck and Company, Inc.
Hepatitis B vaccine	Engerix-B	GlaxoSmithKline plc
Factor VIII	Kogenate/Helixate	Bayer Corporation
Bovine growth hormone	Posilac	Monsanto Company
Interferon gamma-1b	Actimmune (see above)	InterMune
Soluble TNF receptor	Enbrel	Immunex Corporation
Infliximab	Remicade	Celltech Pharmaceuticals plc
Abciximab	ReoPro	Centocor, Inc.
Interferon Beta-1b	Betaseron	Berlex Laboratories, Inc.
Interferon alfacon-1	Infergen	Amgen, Inc.
Bosentan	Tracleer	Actelion Ltd.

Products in Development

Our product development efforts, including those of our collaborative partners, cover a wide range of medical conditions, including cancer, respiratory disorders, cardiovascular diseases, endocrine disorders, and inflammatory and immune problems.

     Below is a summary of products and related stages of development for each product in clinical development:
Product	Description
Awaiting Regulatory Approval
Xolair (Anti-IgE antibody)

An anti-IgE monoclonal antibody designed to interfere early in the process leading to symptoms of allergic asthma and seasonal allergic rhinitis. In collaboration with Novartis Pharmaceuticals Corporation (or Novartis) and Tanox, Inc., Phase III clinical trials have been completed in patients with allergic asthma and in patients with seasonal allergic rhinitis, and a Biologic License Application (or BLA) has been filed. A complete response letter was received from the FDA and we are preparing an amendment to the BLA to seek approval for allergic asthma in adults and adolescents. Novartis has a pending filing seeking marketing approval in Europe.

Nutropin AQ Pen	Nutropin AQ liquid formulation growth hormone for the same indications as Nutropin. A New Drug Application (or NDA) supplement was filed with the FDA in November 2001 for a pen delivery device.

Phase III
Xanelim (Anti-CD11a antibody)

An antibody designed to block certain immune cells as a potential treatment for psoriasis. An additional pharmacokinetic comparability study is currently underway. The product is being developed in collaboration with XOMA Ltd.

Rituxan antibody

A monoclonal antibody approved for the treatment of relapsed or refractory low-grade or follicular, CD20-positive B-cell non-Hodgkin's lymphoma, a cancer of the immune system. We are in Phase III clinical trials for the treatment of intermediate- and high-grade non-Hodgkin's lymphoma. This product is being developed in collaboration with IDEC.

Avastin (Anti-VEGF antibody)

An antibody developed to inhibit angiogenesis (the formation of new blood vessels) as a potential treatment for solid-tumor cancers. Phase III trials are ongoing to treat several types of solid tumors. Company sponsored pivotal studies are ongoing in metastatic, colorectal cancer and second/third line metastatic breast cancer patients. Additional trials which are being conducted by cooperative groups, are ongoing in non-small cell lung cancer, first line metastatic breast cancer and colorectal cancer.

Herceptin antibody

An antibody that is an approved treatment for metastatic breast cancer. In collaboration with Hoffmann-La Roche and U.S. national cooperative groups, we are conducting Phase III trials for adjuvant treatment of early-stage breast cancer in patients who overexpress the HER2 protein.

Tarceva

In collaboration with OSI Pharmaceuticals (or OSI) and Hoffmann-La Roche, we are co-developing Tarceva, a small molecule tyrosine kinase inhibitor directed against epidermal growth factor (or EGFR) for the potential treatment of solid tumor cancers. The collaboration has initiated four Phase III clinical trials and numerous additional trials as part of the clinical development program. Three of the Phase III trials are evaluating Tarceva in combination with various chemotherapy agents for non-small cell lung cancer, and the fourth trial is studying Tarceva as first line treatment for patients with pancreatic cancer.

Nutropin Depot

Nutropin Depot is a long-acting formulation of growth hormone developed in collaboration with Alkermes. The product is approved for the treatment of growth failure associated with pediatric growth hormone deficiency. Phase III trials are being conducted for the treatment of adults with growth hormone deficiency.

Preparing for Phase III
Cathflo Activase t-PA

Cathflo Activase tissue plasminogen activator (or t-PA) has been approved for the restoration of function to central venous access devices that have become occluded due to a blood clot. We are currently planning to evaluate Cathflo for the treatment of hemodialysis catheters experiencing sluggish flow.

Rituxan

A monoclonal antibody approved for the treatment of relapsed or refractory low-grade or follicular CD20 positive B-cell non-Hodgkin's lymphoma. The company is currently planning additional studies in the treatment of ideopathic thrombocytopenic purpura (ITP).

Phase II
LDP-02

A monoclonal antibody for the treatment of inflammatory bowel diseases. This product is licensed from and being developed in collaboration with Millennium Pharmaceuticals, Inc. (or Millennium). Millennium is conducting Phase II clinical trials. In the event we receive positive Phase II results, we have opt-in rights to development and commercialization of this product.

Avastin (Anti-VEGF antibody)

An antibody developed to inhibit angiogenesis (the formation of new blood vessels) as a potential treatment for solid-tumor cancers. A Phase II renal cell carcinoma study conducted by the National Cancer Institute (or NCI) stopped enrollment after reaching the primary endpoint (time to progression) at an interim analysis.

Preparing for Phase II
Efalizumab (Anti-CD11a antibody)	An antibody designed to block certain immune cells as a potential treatment for rheumatoid arthritis. In collaboration with XOMA, we are preparing for Phase II development.

Phase I
RhuFab V2 AMD

A customized fragment of an anti-VEGF antibody for the potential treatment of age-related macular degeneration (or AMD). In this condition, excessive blood vessel growth in the retina of the eye can lead to blindness. Phase I trials are being conducted.

Efalizumab (Anti-CD11a antibody)	An antibody designed to block certain immune cells as a potential treatment to prevent solid organ transplant rejection. Our collaborator, XOMA, has completed a Phase I trial.

2C4

2C4 is a monoclonal antibody directed against the human epidermal growth factor receptor, type 2 (or HER2) as a potential treatment for cancer. 2C4 is designed to block the association of HER2 with other HER family members, thereby inhibiting intra-cellular signaling through the HER pathway. An Investigational New Drug application (or IND) has been filed and we are currently conducting a Phase I trial.

Preparing for Phase I
PRO64553 (Anti-CD40)	Anti-CD40 is a humanized monoclonal antibody targeted to CD40 and is being developed for treatment of various hematologic malignancies. We are currently conducting preclinical studies.

Trastuzumab-DM1

Trastuzumab-DM1 is composed of a cytotoxin which is chemically conjugated to anti-HER2 Mab to form an immunotoxin directed against the human epidermal growth factor receptor-type 2. We are currently conducting preclinical studies.

Anti-Tissue Factor antibody	Anti-Tissue Factor antibody is being developed for the potential treatment of acute coronary syndrome. We are currently conducting preclinical studies.

In conjunction with our amended licensing and marketing agreement with Hoffmann-La Roche in July 1999, Hoffmann-La Roche was granted an option until at least 2015 for licenses to use and sell certain of our products in non-U.S. markets (the "Licensing Agreement"). See "Relationship With Roche," Part II, Item 7, for further information.

     In general, with respect to our products, Hoffmann-La Roche pays us a royalty on aggregate sales outside of the United States. Hoffmann-La Roche has rights to, and pays us royalties for, Canadian sales of Activase, Nutropin Depot, Nutropin AQ, Nutropin, Protropin, Pulmozyme, TNKase and Rituxan, for Japanese sales of Pulmozyme and Herceptin, and for sales of Pulmozyme, Herceptin and MabThera in other countries outside of the United States. We supply the products to Hoffmann-La Roche, and have agreed to supply the products for which Hoffmann-La Roche has exercised its option with respect to those products, for sales outside of the United States.

We entered into a research collaboration agreement with CuraGen Corporation in November 1997, as amended and restated in March 2000, and agreed to provide a convertible equity loan to CuraGen of up to $21.0 million. In October 1999, CuraGen exercised its right to borrow $16.0 million. Simultaneously, with this draw down, CuraGen repaid the loan by issuing common shares of CuraGen stock valued at $16.0 million. Our remaining commitment to CuraGen on the convertible equity loan is $5.0 million. At December 31, 2001, there were no outstanding loans to CuraGen.

     In December 1997, we entered into a research collaboration agreement with Millennium to develop and commercialize Millennium's LDP-02. Under the terms of the agreement, we have agreed to provide a convertible equity loan for approximately $15.0 million to fund Phase II development costs. Upon successful completion of Phase II, if Millennium agrees to fund 25% of Phase III development costs, we have agreed to provide a second loan to Millennium for such funding. As of December 31, 2001, there were no outstanding loans to Millennium.

     In April 1996, we entered into a research collaboration agreement with XOMA to develop and commercialize Xanelim. Under the terms of the agreement, we have agreed to provide a convertible equity loan to XOMA of up to $60.0 million to fund XOMA's share of development costs for Xanelim until the completion of Phase III clinical trials. There is no revenue impact on our statements of operations as it relates to this loan. As of December 31, 2001, XOMA had an outstanding loan balance of approximately $51.0 million.

Distribution

We have a U.S.-based pharmaceutical marketing, sales and distribution organization. Our sales efforts are focused on specialist physicians in private practice or at major medical centers in the United States. In general, our products are sold largely to wholesalers, specialty distributors or directly to hospital pharmacies. We utilize common pharmaceutical company marketing techniques, including sales representatives calling on individual physicians, advertisements, professional symposia, direct mail, public relations and other methods.

     Our products are also available at no charge to qualified patients under our uninsured patient programs in the United States. We have established the Genentech Endowment for Cystic Fibrosis to assist cystic fibrosis patients in the United States with obtaining Pulmozyme and the Genentech Uninsured Patient Program for all other Genentech products.

     We provide certain marketing programs relating to our products. We maintained a comprehensive wastage replacement program for Activase and TNKase that, subject to specific conditions, provides customers the right to return Activase and TNKase to us for replacement related to patient-related product wastage. We also maintained expired product programs for all our products that, subject to certain specific conditions, provides customers the right to return products to us for replacement or credit for the price paid related to product expiration. We maintain the right to renew, modify or discontinue the above programs.

     As discussed in the "Segment, Significant Customer And Geographic Information" note in the Notes to Consolidated Financial Statements (Part II, Item 8), we had three major customers who individually provided over 10% of our total revenues in at least one of the last three years. Also discussed in the note are material foreign revenues by country in 2001, 2000 and 1999.

Raw Materials

Raw materials and supplies required for the production of our principal products are generally available from various suppliers in quantities adequate to meet our needs.

Proprietary Technology - Patents and Trade Secrets

We seek patents on inventions originating from our ongoing research and development, or R&D, activities. Patents, issued or applied for, cover inventions ranging from basic recombinant DNA techniques to processes relating to specific products and to the products themselves. We have either been granted patents or have patent applications pending that relate to a number of current and potential products including products licensed to others. We consider that in the aggregate our patent applications, patents and licenses under patents owned by third-parties are of material importance to our operations. Important legal issues remain to be resolved as to the extent and scope of available patent protection for biotechnology products and processes in the United States and other important markets outside of the United States. We expect that litigation will likely be necessary to determine the validity and scope of certain of our proprietary rights. We are currently involved in a number of patent lawsuits, as either a plaintiff or defendant, and administrative proceedings relating to the scope of protection of our patents and those of others. These lawsuits and proceedings may result in a significant commitment of our resources in the future. We cannot assure you that the patents we obtain or the unpatented proprietary technology we hold will afford us significant commercial protection.

     In general, we have obtained licenses from various parties that we deem to be necessary or desirable for the manufacture, use or sale of our products. These licenses (both exclusive and non-exclusive) generally require us to pay royalties to the parties on product sales.

     Our trademarks, Activase, Herceptin, Nutropin Depot, Nutropin AQ, Nutropin, Protropin, Pulmozyme, Rituxan (licensed from IDEC), TNKase, Cathflo, Xolair (licensed from Novartis), Xanelim, Avastin, Nutropin AQ Pen and Tarceva (licensed from OSI) in the aggregate are considered to be of material importance. All are covered by registrations or pending applications for registration in the U.S. Patent and Trademark Office and in other countries.

     Our royalty income for patent licenses, know-how and other related rights amounted to $264.5 million in 2001, $207.2 million in 2000, and $189.3 million in 1999. Royalty expenses were $150.4 million in 2001, $100.3 million in 2000, and $88.8 million in 1999.

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

     Over the longer term, our and our collaborators' abilities to successfully market current products, expand their usage and bring new products to the marketplace will depend on many factors, including but not limited to the effectiveness and safety of the products, FDA and foreign regulatory agencies' approvals of new products and indications, the degree of patent protection afforded to particular products, and the effect of managed care as an important purchaser of pharmaceutical products.

Herceptin:  Herceptin is the first humanized monoclonal antibody for the treatment of HER2 overexpressing metastatic breast cancer and the second United States approval in this new class of monoclonal antibody biotherapeutic cancer drugs. The first monoclonal antibody biotherapeutic cancer drug was Rituxan. We are aware of other potentially competitive biologic therapies in development.

Rituxan:  Rituxan received designation as a U.S. Orphan Drug by the FDA in 1994 for the treatment of relapsed or refractory low-grade or follicular, CD20-positive B-cell non-Hodgkin's lymphoma. We are aware of other potentially competitive biologic therapies in development. Corixa Corporation filed a revised BLA in 2001 for Bexxar™ (tositumomab and iodine-131 tositumomab) and is awaiting review by the FDA's Oncology Drugs Advisory Committee. In February 2002, IDEC received approval from the FDA for Zevalin™ (indium-111 ibritumomab and yttrium-90 ibritumomab) for the treatment of Rituxan-refractory follicular or CD20-positive B-cell non-Hodgkin's lymphoma. Both Bexxar and Zevalin are radiolabeled molecules while Rituxan is not. We are also aware of other potentially competitive biologic therapies for non-Hodgkin's lymphoma in development.

Activase, TNKase and Cathflo Activase:  We continue to face competition in the thrombolytic market. Activase has lost market share due to increased competition and switching to TNKase. We could lose additional market share to Centocor Inc.'s Retavase® either alone or in combination with the use of another Centocor product, ReoPro® (abciximab) and to the use of mechanical reperfusion therapies to treat acute myocardial infarction; the resulting adverse effect on sales could be material. Retavase is approved for the treatment of acute myocardial infarction. In addition, the market for thrombolytic therapy has declined due to an increasing use of mechanical reperfusion in lieu of thrombolytic therapy for the treatment of acute myocardial infarction compounded by a declining number of ST-elevated myocardial infarction patients. TNKase is approved for the treatment of acute myocardial infarction. In September 2001, Cathflo Activase was approved by the FDA for the restoration of function to central venous access devices that have become occluded due to a blood clot.

Nutropin Depot, Nutropin AQ, Nutropin and Protropin:  Eli Lilly and Company received FDA approval in 1987 to market its growth hormone product for treatment of growth hormone inadequacy in children. Three other companies-Bio-Technology General Corporation (or BTG), Novo Nordisk A/S (or Novo) and Pharmacia-received FDA approval in 1995 to market their growth hormone products in the United States. As a result of a patent infringement lawsuit brought by Genentech relating to the process used by BTG to make its growth hormone product, BTG is currently preliminarily enjoined from selling its product in the U.S. However, BTG has recently stated publicly that it has developed a new process for making growth hormone product, which may enable BTG to begin selling that product in the U.S. in the future. A fifth competitor, Serono, Inc., received FDA approval in October 1996 to market its growth hormone product. In the first quarter of 1997, Serono, Novo and Pharmacia began selling their growth hormone products in the United States. On June 21, 2000, Novo announced that the FDA approved Norditropin® SimpleXx™, a liquid form of its recombinant somatropin product, for the long-term treatment of children who have growth hormone failure due to inadequate secretion of endogenous growth hormone. In addition, four of our competitors have received approval to market their existing human growth hormone products in the United States for additional indications.

     Nutropin Depot is approved as the first long-acting dosage form of recombinant growth hormone for pediatric growth hormone deficiency. We are aware of other companies developing sustained release forms of growth hormone that may compete with Nutropin Depot.

     Devices for delivery of growth hormone products are becoming an increasingly important component to gaining and maintaining market share. We are awaiting FDA approval for a competitive pen device. Other companies have developed devices for delivery of growth hormone products that may compete with this product.

Pulmozyme:  Pulmozyme is used for the treatment of cystic fibrosis, including cystic fibrosis in children under the age of five. We are not aware of any directly competing products in development.

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

     Among the conditions for a NDA or a BLA, approval is the requirement that the prospective manufacturer's quality control and manufacturing procedures conform on an ongoing basis with current Good Manufacturing Practices (or GMP). Before approval of a BLA, the FDA will perform a prelicensing inspection of the facility to determine its compliance with GMP and other rules and regulations. In complying with GMP, manufacturers must continue to expend time, money and effort in the area of production and quality control to ensure full compliance. After the establishment is licensed for the manufacture of any product, manufacturers are subject to periodic inspections by the FDA. Any determination by the FDA of manufacturing related deficiencies could materially adversely affect our business.

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

     The levels of revenues and profitability of biopharmaceutical companies may be affected by the continuing efforts of government and third party payers to contain or reduce the costs of health care through various means. For example, in certain foreign markets, pricing or profitability of therapeutic and other pharmaceutical products is subject to governmental control. In the United States there have been, and we expect that there will continue to be, a number of federal and state proposals to implement similar governmental control. While we cannot predict whether any such legislative or regulatory proposals will be adopted, the adoption of such proposals could have a material adverse effect on our business, financial condition and profitability. In addition, in the United States and elsewhere, sales of therapeutic and other pharmaceutical products are dependent in part on the availability of reimbursement to the consumer from third party payers, such as government and private insurance plans. Third party payers are increasingly challenging the prices charged for medical products and services. We cannot assure you that any of our products will be considered cost effective and that reimbursement to the consumer will be available or will be sufficient to allow us to sell our products on a competitive and profitable basis.

Research and Development

A major portion of our operating expenses to date are related to the R&D of products incurred either by us alone or under contracts with our collaborative partners. R&D expenses were $526.2 million in 2001, $489.9 million in 2000 and $367.3 million in 1999. Our R&D efforts have been the primary source of our products.

We intend to maintain our strong commitment to R&D as an essential component of our product development effort. Licensed technology developed by outside parties is an additional source of potential products.

Human Resources

As of December 31, 2001, we had 4,950 employees.

Environment

We seek to comply with all applicable statutory and administrative requirements concerning environmental quality. We have made, and will continue to make, expenditures for environmental compliance and protection. Expenditures for compliance with environmental laws have not had, and are not expected to have, a material effect on our capital expenditures, results of operation, financial position or competitive position.

Item 2.	PROPERTIES

Our primary facilities are located in a research and industrial park in South San Francisco, California in both leased and owned properties. We currently occupy 25 buildings for our research and development, manufacturing, marketing and administrative activities. Of the buildings, 14 are owned and 11 are leased. We have made and continue to make improvements to these properties to accommodate our growth. In addition, we own approximately 17 acres adjacent to our current South San Francisco facilities that may be used for future expansion. We have a manufacturing facility of approximately 300,000 square feet in Vacaville, California under an operating lease arrangement. See the "Leases, Commitments and Contingencies" note in the Notes to Consolidated Financial Statements of Part II, Item 8 for a discussion of synthetic lease arrangements related to the Vacaville manufacturing facility and other facilities. We have a cell culture manufacturing facility under construction in Porrino, Spain. The Spain facility will supplement our existing bulk cell culture production capacity. We also have leases for certain additional office facilities in several locations in the United States.

     We believe our facilities are in good operating condition and that the real property owned or leased are adequate for all present and near term uses. Additional manufacturing capacity may be added on the South San Francisco or the Vacaville site depending on the success of potential products in clinical trials. We believe any additional facilities can be obtained or constructed with our capital resources.

Item 3.	LEGAL PROCEEDINGS

We are a party to various legal proceedings, including patent infringement litigation relating to our antibody products and one of our thrombolytic products, securities litigation, and licensing and contract disputes, and other matters.

On May 28, 1999, GlaxoSmithKline plc (or Glaxo) filed a patent infringement lawsuit against us in the U.S. District Court in Delaware. The suit asserted that we infringe four U.S. patents owned by Glaxo. Two of the patents relate to the use of specific kinds of antibodies for the treatment of human disease, including cancer. The other two patents asserted against us relate to preparations of specific kinds of antibodies which are made more stable and the methods by which such preparations are made. After a trial, the jury hearing the lawsuit unanimously found that our Herceptin and Rituxan antibody products do not infringe the patents and therefore that Genentech is not required to pay royalties to Glaxo. The jury also unanimously found that all of the patent claims that Glaxo asserted against Genentech were invalid. Glaxo filed a notice of appeal of the jury's verdict with the U.S. Court of Appeals for the Federal Circuit. The oral argument of the appeal took place on February 6, 2002. Proceedings in connection with Genentech's claim against Glaxo for inequitable conduct and other related issues are still pending before the district court.

On September 14, 2000, Glaxo filed another patent infringement lawsuit against us in the U.S. District Court in Delaware, alleging that we are infringing U.S. Patent No. 5,633,162 owned by Glaxo. The patent relates to specific methods for culturing Chinese Hamster Ovary cells. The complaint fails to specify which of our products or methods of manufacture are allegedly infringing that patent. However, the complaint makes a general reference to Genentech's making, using, and selling "monoclonal antibodies," and so we believe that the suit relates to our Herceptin and Rituxan antibody products. We have filed our answer to Glaxo's complaint, and in our answer we also stated counterclaims against Glaxo. The trial of this suit has been rescheduled to begin on April 14, 2003. This lawsuit is separate from and in addition to the Glaxo suit mentioned above.

We and the City of Hope Medical Center are parties to a 1976 agreement relating to work conducted by two City of Hope employees, Arthur Riggs and Keiichi Itakura, and patents that resulted from that work, which are referred to as the "Riggs/Itakura Patents." Since that time, Genentech has entered into license agreements with various companies to make, use and sell the products covered by the Riggs/Itakura Patents. On August 13, 1999 the City of Hope filed a complaint against us in the Superior Court in Los Angeles County, California, alleging that we owe royalties to the City of Hope in connection with these license agreements, as well as product license agreements that involve the grant of licenses under the Riggs/Itakura Patents. The complaint states claims for declaratory relief, breach of contract, breach of implied covenant of good faith and fair dealing, and breach of fiduciary duty. On December 15, 1999, we filed our answer to the City of Hope's complaint. The trial of this suit began on August 28, 2001, in which City of Hope was seeking compensatory damages in the amount of approximately $445.0 million (including interest) and special damages. On October 24, 2001, the jury hearing the lawsuit announced that it was unable to reach a verdict and on that basis the Court declared a mistrial. City of Hope requested a retrial, and the retrial is scheduled to begin on March 4, 2002.

On June 7, 2000, Chiron Corporation filed a patent infringement suit against us in the U.S. District Court in the Eastern District of California (Sacramento), alleging that the manufacture, use, sale and offer for sale of our Herceptin antibody product infringes Chiron's U.S. Patent No. 6,054,561. This patent relates to certain antibodies that bind to breast cancer cells and/or other cells. Chiron is seeking compensatory damages for the alleged infringement, special damages, and attorneys fees and costs. We have filed our answer to Chiron's complaint, and in our answer we also stated counterclaims against Chiron. The trial of this suit has been rescheduled to begin on August 6, 2002.

On March 13, 2001, Chiron filed another patent infringement lawsuit against us in the U.S. District Court in the Eastern District of California, alleging that the manufacture, use, sale, and/or offer for sale of our Herceptin antibody product infringes Chiron's U.S. Patent No. 4,753,894. Chiron is seeking compensatory damages for the alleged infringement, special damages, and attorneys fees and costs. Genentech filed a motion to dismiss this second lawsuit, which was denied. The judge has scheduled the trial of this suit to begin on March 24, 2003. This lawsuit is separate from and in addition to the Chiron suit mentioned above.

We and Pharmacia AB are parties to a 1978 agreement relating to Genentech's development of recombinant human growth hormone products, under which Pharmacia is obligated to pay Genentech royalties on sales of Pharmacia's growth hormone products throughout the world. Pharmacia filed a Request for Arbitration with the International Chamber of Commerce (or ICC) to resolve several disputed issues between Genentech and Pharmacia under the 1978 agreement. One of the claims made by Pharmacia is for a refund of some of the royalties previously paid to Genentech for sales of Pharmacia's growth hormone products in certain countries. On February 14, 2002, the ICC issued a decision in Genentech's favor on that claim, ruling that no refund of royalties is due to Pharmacia

On March 13, 2001, Genentech filed a complaint in the United States District Court in Delaware against Genzyme Corporation seeking a declaratory judgment that Genentech does not infringe Genzyme's U.S. Patent No. 5,344,773 and that Genentech has not breached a 1992 Patent License and Interference Settlement Agreement between Genentech and Genzyme relating to that patent. Genentech is seeking a declaration that

Genzyme's patent is not infringed by any Genentech product, that the patent is invalid, that Genzyme be enjoined from further legal action against Genentech regarding the patent, and that Genentech has not breached the 1992 Agreement. Genzyme has filed its answer to our complaint.

On or about April 6, 2001, Genzyme filed a complaint in the same court against Genentech alleging that our TNKase product infringes the Genzyme patent and that Genentech is in breach of the 1992 Agreement referred to above. Genzyme's complaint also alleges willful infringement and reckless breach of contract by Genentech. Genzyme is seeking to enjoin Genentech from infringing the patent, and is also seeking compensatory damages for the alleged infringement and breach of contract, special damages, and attorneys fees and costs. We have filed our answer to Genzyme's complaint. The court has consolidated this lawsuit and the declaratory judgement lawsuit suit referred to above for further proceedings. The trial of this consolidated lawsuit is scheduled to begin on January 21, 2003.

On November 15, 2001, a shareholder of XOMA Ltd. filed a class action lawsuit against XOMA, Genentech, and certain officers of each of the two companies in the United States District Court for the Northern District of California. The complaint was filed on behalf of all persons who purchased XOMA common stock during the period May 24, 2001 through October 4, 2001. The complaint alleges that XOMA and Genentech made misleading statements and failed to disclose material facts about the timing of the filing of a U.S. Food and Drug Administration application for Xanelim, the potential psoriasis drug that XOMA is co-developing with Genentech. The plaintiff(s) seek to recover as damages the losses suffered by the plaintiff(s) as a result of the alleged federal securities law violations. Based on a stipulation filed with the court, the defendants have no obligation to respond to the complaint until the court appoints a lead plaintiff, which has not yet occurred.

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

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

EXECUTIVE OFFICERS OF THE COMPANY

The executive officers of the Company and their respective ages (ages as of December 31, 2001) and positions with the Company are as follows:
Name	Age	Position
Arthur D. Levinson, Ph.D.	51	Chairman, President and Chief Executive Officer
Susan D. Desmond-Hellmann, M.D., M.P.H.	44	Executive Vice President-Development and Product Operations and Chief Medical Officer
Louis J. Lavigne, Jr.	53	Executive Vice President and Chief Financial Officer
Myrtle S. Potter	43	Executive Vice President-Commercial Operations and Chief Operating Officer
David A. Ebersman	32	Senior Vice President-Product Operations
Robert L. Garnick, Ph.D.	52	Senior Vice President-Regulatory, Quality and Compliance
Paula M. Jardieu, Ph.D.	51	Senior Vice President-Development Sciences
Stephen G. Juelsgaard	53	Senior Vice President-General Counsel and Secretary
Richard H. Scheller, Ph.D.	48	Senior Vice President-Research
Mark J. Ahn	39	Vice President-Hematology, Marketing and Sales
W. Robert Arathoon, Ph.D.	49	Vice President-Manufacturing Operations
J. Joseph Barta	54	Vice President-Compliance
Ronald C. Branning	55	Vice President-Global Quality
Stephen G. Dilly, M.D., Ph.D.	42	Vice President-Medical Affairs
Claudia M. Estrin	49	Vice President-Decision Support and Commercial Innovation
Roy C. Hardiman	42	Vice President-Corporate Law and Assistant Secretary
Frank A. Jackson	53	Vice President-Vacaville Product Operations
Sean A. Johnston, Ph.D.	43	Vice President-Intellectual Property and Assistant Secretary
R. Guy Kraines	51	Vice President-Corporate Information Technology
Joseph S. McCracken	48	Vice President-Business and Commercial Development
Walter K. Moore	50	Vice President-Government Affairs
Genesio Murano, Ph.D.	60	Vice President-Regulatory Affairs
David Nagler	49	Vice President-Human Resources
Diane L. Parks	49	Vice President-Cardiovascular and Specialty Therapeutics
Andrew R. Scherer	53	Vice President-Engineering, Facilities and Genentech Espana
Bernice R. Welles, M.D.	49	Vice President-Product Development
John M. Whiting	46	Vice President, Controller and Chief Accounting Officer
Thomas T. Thomas, II	44	Treasurer

All officers are elected annually by the Board of Directors. There is no family relationship between or among any of the officers or directors.

Business Experience

Arthur D. Levinson, Ph.D. was appointed Chairman of the Board of Directors in September 1999 and was elected President and Chief Executive Officer and a director of the Company in July 1995. Since joining the

Company in 1980, Dr. Levinson has been a Senior Scientist, Staff Scientist and Director of the Company's Cell Genetics Department. Dr. Levinson was appointed Vice President of Research Technology in April 1989, Vice President of Research in May 1990 and Senior Vice President in January 1993. Dr. Levinson was formerly on the editorial boards of "Molecular Biology and Medicine" and "Molecular and Cellular Biology," and is active in the American Society of Microbiology, the New York Academy of Sciences, the American Association for the Advancement of Science, and the American Society for Biochemistry and Molecular Biology. From 1977 to 1980, Dr. Levinson was a Postdoctoral Fellow in the Department of Microbiology at the University of California, San Francisco. In 1977, Dr. Levinson received his Ph.D. in Biochemistry from Princeton University.

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

David A. Ebersman was appointed Senior Vice President, Product Operations in May 2001. He joined Genentech in February 1994 as a Business Development Analyst and subsequently served as Manager, Business Development from February 1995 to February 1996, Director, Business Development from February 1996 to March 1998, Senior Director, Product Development from March 1998 to February 1999 and Vice President, Product Development from February 1999 to April 2001. Prior to joining Genentech, he held the position of Research Analyst at Oppenheimer & Company, Inc. beginning in 1991.

Robert L. Garnick, Ph.D. was appointed Senior Vice President, Regulatory, Quality and Compliance in February 2001. Previously, he served as Vice President, Regulatory Affairs from February 1998 to March 2001. He previously served as Vice President, Quality from April 1994, Senior Director, Quality Control from 1990 to 1994 and Director, Quality Control from 1988 to 1990. He joined Genentech in August 1984 from Armour Pharmaceutical, where he held various positions from 1980.

Paula M. Jardieu, Ph.D. was appointed Senior Vice President, Development Sciences in September 2001. She previously served as Vice President, Pharmacological Sciences from February 1997 to August 2001, Senior Director, Pharmacological Sciences from 1996 to February 1997, Staff Scientist from 1992 to 1996, Senior Scientist from 1989 to 1992 and Scientist from 1986 to 1989.

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

Richard H. Scheller, Ph.D. was appointed Senior Vice President, Research in March 2001. Prior to joining Genentech, he served as Professor of Molecular and Cellular Physiology and of Biological Sciences at Stanford University Medical Center from September 1982 to February 2001 and as an investigator at the Howard Hughes Medical Institute from September 1990 to February 2001. He received his first academic appointment to Stanford University in 1982. He was appointed to the esteemed position of professor of Molecular and Cellular Physiology in 1993 and as an investigator in the Howard Hughes Medical Institute in 1994.

Mark J. Ahn was appointed Vice President, Hematology, Marketing and Sales in December 2001. Prior to joining Genentech, he held the following positions at Bristol-Myers Squibb Company: Senior Director, Immunology Sales from November 2000 to December 2001, Senior Director, Operations Planning, International from May 1998 to November 2000 and Director, Operations and Planning, Japan and China from March 1997 to May 1998. Previously, he held the following positions at Amgen Inc.: General Manager, Amgen Greater China Ltd. from November 1994 to March 1997, Associate Director, Business Development, Asia Pacific from July 1993 to November 1994 and Assistant Treasurer, International from October 1991 to July 1993.

W. Robert Arathoon, Ph.D. was appointed Vice President, Manufacturing Operations in February 2002. He previously served as Vice President, Global Manufacturing Operations from September 2000 to February 2002, Vice President, Process Sciences and Manufacturing from October 1999 through August 2000, Vice President, Process Sciences from April 1996 through August 2000 and Senior Director, Process Sciences from November 1994 to April 1996, among other positions, since joining Genentech in 1983 from The Wellcome Foundation.

J. Joseph Barta was appointed Vice President, Compliance in May 2001. He previously served as Vice President, Quality from October 1998 to April 2001, Senior Director, Quality from March 1998 to October 1998, Senior Director, Quality Assurance from January 1994 to February 1998, Senior Director, Pharmaceutical Manufacturing from September 1993 to December 1993, Director, Pharmaceutical Manufacturing from September 1989 to August 1993, and Associate Director, Validation and Technical Services from June 1989 to September 1989. He joined Genentech in March 1988 as Manager, Validation.

Ronald C. Branning was appointed Vice President, Global Quality in September 2001. Prior to joining Genentech, he served as Vice President of Quality Operations at Aventis Behring from July 1997 to August 2001 and Vice President, Quality and Regulatory Affairs at Somatogen from June 1995 to June 1997. Previously he worked in Quality and Regulatory positions at several biotechnology and pharmaceutical companies including Genetics Institute, Ares Serono, Boehringer Ingelheim Pharma Inc., G.D. Searle and Johnson & Johnson.

Stephen G. Dilly, M.D., Ph.D. joined Genentech as Vice President, Medical Affairs in December 1998. Prior to joining Genentech, he held various positions with GlaxoSmithKline plc from August 1988, including Director and Vice President Neurosciences Therapeutic Unit from December 1996 to December 1998, Director and Vice President CardioPulmonary Therapeutic Team from December 1994 to December 1996 and Group Director Neurosciences Therapeutic Unit from April 1993 to December 1994.

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

Frank A. Jackson was appointed Vice President, Vacaville Product Operations in October 2001. He joined Genentech in August 1981 as Manager of Fermentation Operations and Technical Services and in July 1990 became Senior Director of Biochemical Manufacturing. He served as General Manager of Genentech's Vacaville facility from November 1994 to September 2001.

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

R. Guy Kraines was appointed Vice President of Corporate Information Technology in May 2001. Previously, he served as Vice President of Finance from April 2000 to April 2001. Prior to joining Genentech, he held the position of Vice President and Treasurer of CNF Transportation Inc. from August 1996 through March 2000 and Assistant Treasurer from August 1994 to August 1996.

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

Genesio Murano, Ph.D. was appointed Vice President, Regulatory Affairs in February 2002. Previously, he served as Head, Department Regulatory Affairs from September 2001 to February 2002 and Senior Director, Regulatory Affairs, Washington Operations from February 2000 to September 2001. Prior to joining Genentech, he held the position of Program Director/Director, Division of Biologics and Biotechnology from March 1998 through February 2000 at U.S. Pharmacopeia. Previously, he held the position of Associate Director for Science, Office of Therapeutics Research and Review and Deputy Director, Division of Hematological Products, (CBER) from April 1992 through December 1997, among other positions since 1977, at the U.S. Food and Drug Administration.

David Nagler was appointed Vice President of Human Resources in September 2000. He previously served as Senior Director of State Government Affairs from April 1995 to August 2000. Prior to joining Genentech, he held the position of Managing Associate at Nossaman, Guthner, Knox and Elliott from April 1988 to April 1995.

Diane L. Parks was appointed Vice President, Cardiovascular and Specialty Therapeutics in February 2002. Previously, she served as Vice President, Managed Healthcare and Commercial Support from February 2001 to February 2002 and Vice President, Marketing from June 1999 to February 2001. Prior to joining Genentech, she held various positions with Aventis S.A. (formerly Hoeschst Marion Roussel) from 1982, including Vice President, Marketing from March 1998 to June 1999, Group Product Director, Respiratory and Metabolism from November 1994 to March 1998 and Director, U.S. Commercial Development from July 1993 to November 1994.

Andrew R. Scherer was appointed Vice President, Engineering, Facilities and Genentech Espana in February 2002 and has served as Vice President, Engineering and Facilities since May 2000. He previously served as Vice President, Strategic Planning and Support from August 2000 to February 2002, Senior Director of Engineering and Facilities Services from April 1998 to April 2000 and Senior Director of Facilities Services from January 1996 to April 1998 among other positions, since joining Genentech in 1988.

Bernice R. Welles, M.D. was appointed Vice President, Product Development in September 2001. She previously served as Senior Director, Product Development from June 2001 to September 2001, Senior Director of the Specialty Therapeutics Unit, Medical Affairs from July 2000 to June 2001, Director of the Specialty Therapeutics Unit, Medical Affairs from April 1998 to June 2000, and Clinical Scientist from September 1995 to April 1998. Prior to joining Genentech, she was Assistant Professor in the Department of Medicine at the University of California, San Francisco from 1994 to 1995.

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

Thomas T. Thomas, II was appointed Treasurer in May 2001. He previously served as Assistant Treasurer from February 1998 to April 2001 and Treasury Manager from October 1994 to February 1998. Prior to joining Genentech, he served as Manager of Financial Strategy and Investments at Del Monte Foods from February 1990 to September 1994 and Investment Analyst at GE Capital from February 1988 to September 1989.

PART II

Item 5.	MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      See the footnotes labeled "Redemption of Our Special Common Stock," "Relationship With Roche" "Roche's Ability to Maintain its Percentage Ownership Interest in Our Stock" and "Capital Stock" in the Notes to Consolidated Financial Statements of Part II, Item 8.

COMMON STOCK, SPECIAL COMMON STOCK AND REDEEMABLE COMMON STOCK INFORMATION

Stock Trading Symbol:  DNA

Stock Exchange Listings

Our Common Stock began trading on the New York Stock Exchange under the symbol "DNA" on July 20, 1999. On June 30, 1999, we redeemed all of our outstanding Callable Putable Common Stock, or Special Common Stock, held by stockholders other than Roche Holdings, Inc. (or Roche). Our Special Common Stock had traded on the New York Stock Exchange and the Pacific Exchange under the symbol "GNE" from October 26, 1995, through June 16, 1999. On October 25, 1995, our non-Roche stockholders approved an agreement with Roche, referred to in this section as the "Agreement." Pursuant to the Agreement, each share of our Common Stock not held by Roche or its affiliates automatically converted to one share of Special Common Stock. From July 3, 1995, through October 25, 1995, our Common Stock was traded on the New York Stock Exchange under the symbol "GNE." After the close of business on June 30, 1995, each share of our Redeemable Common Stock automatically converted to one share of Common Stock. The conversion was in accordance with the terms of the Redeemable Common Stock put in place at the time of its issuance on September 7, 1990, when our merger with a wholly owned subsidiary of Roche was consummated. Our Redeemable Common Stock traded on the New York Stock Exchange under the symbol "GNE" from September 10, 1990, to June 30, 1995. No dividends have been paid on the Common Stock, Special Common Stock or Redeemable Common Stock. We currently intend to retain all future income for use in the operation of our business and, therefore, do not anticipate paying any cash dividends in the foreseeable future.

Common Stockholders
 As of December 31, 2001, there were approximately 1,621 stockholders of record of our Common Stock, one of which is Cede & Co., a nominee for Depository Trust Company (or DTC). All of the shares of Common Stock held by brokerage firms, banks and other financial institutions as nominees for beneficial owners are deposited into participant accounts at DTC, and are therefore considered to be held of record by Cede & Co. as one stockholder.

Stock Prices

	Common Stock
	2001		2000
	High	Low	High	Low
4th Quarter	$58.95	$39.50	$92.84	$64.00
3rd Quarter	58.10	37.99	97.25	71.50
2nd Quarter	58.19	40.00	86.00	42.25
1st Quarter	84.00	38.50	122.50	58.50

Item 6.	SELECTED FINANCIAL DATA

The following selected consolidated financial information has been derived from the audited consolidated financial statements. The information below is not necessarily indicative of results of future operations, and should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and related notes thereto included in Item 8 of this Form 10-K in order to fully understand factors that may affect the comparability of the information presented below.

SELECTED CONSOLIDATED FINANCIAL DATA
(in millions, except per share amounts)
	2001		2000		1999					1998	1997
					New Basis (June 30 to December 31)(4)		| | | |	Old Basis (January 1 to June 30)(4)
Total revenues	$2,212.3		$1,736.4		$703.8		|	$697.2		$1,150.9	$1,016.7
Product sales	1,742.9		1,278.3		535.7		|	503.4		717.8	584.9
Royalties	264.5		207.2		96.7		|	92.6		229.6	241.1
Contract and other	74.4		160.4		26.4		|	56.8		114.8	121.6
Interest income	130.5		90.4		45.0		|	44.4		88.7	69.1
							|
Net income (loss)	$150.3	(1)	$(74.2)	(3)	$(1,245.1)	(5)	|	$87.6	(7)	$181.9	$129.0
							|
Basic earnings (loss) per share:	$0.29		$(0.14)		$(2.43)		|	$0.17		$0.36	$0.26
Diluted earnings (loss) per share:	0.28		(0.14)		(2.43)		|	0.16		0.35	0.26
							|
Total assets	$7,314.8		$6,716.4		$6,534.8		|	-		$2,855.4	$2,507.6
Long-term debt	-	(2)	149.7		149.7		|	-		150.0	150.0
Stockholders' equity	5,919.8		5,674.2		5,269.9	(6)	|	-		2,343.8	2,031.2

We have paid no dividends.

The Selected Consolidated Financial Data above reflects adoption of FAS 133 in 2001, SAB 101 in 2000, FAS 130 and 131 in 1998, FAS 128 and 129 in 1997.

All per share amounts reflect two-for-one stock splits that were effected in 2000 and 1999.

  Net income in 2001 includes recurring charges of $321.8 million related to the Redemption, a $5.6 million charge (net of tax) cumulative effect of a change in accounting principle and the changes in fair value of certain derivatives ($10.0 million gain) recorded in contract and other revenues, as a result of our adoption of Statement of Financial Accounting Standards No. 133 on Accounting for Derivative Instruments and Hedging Activities on January 1, 2001.

  The $149.7 million long-term debt was reclassified to current liabilities to reflect the March 27, 2002 maturity.

  Net loss in 2000 includes recurring charges of $375.3 million related to the Redemption, costs of $92.8 million related to the sale of inventory that was written up at the redemption and a $57.8 million (net of tax) cumulative effect of a change in accounting principle as a result of our adoption of the Securities and Exchange Commission's Staff Accounting Bulletin No. 101 on Revenue Recognition on January 1, 2000.

  The June 30, 1999 Redemption created our New Basis of accounting. The Redemption was effective as of June 30, 1999; however, the transaction was reflected as of the end of the day on June 30, 1999 in the financial statements. As such, a vertical black line is inserted to separate the "Old Basis" and "New Basis" presentation. Accordingly, the Old Basis reflects the period January 1 through June 30, 1999, and all periods prior to the Redemption, and the New Basis reflects the period from June 30 through December 31, 1999, and all subsequent periods.

  Net loss for the period from June 30, 1999 to December 1999, New Basis, includes all amounts related to the Redemption of our Special Common Stock transaction. The net loss includes charges of $1,207.7 million related to the Redemption, legal settlements of $180.0 million, recurring charges of $197.7 million related to the Redemption and costs of $93.4 million related to the sale of inventory that was written up at the Redemption.

  Reflects the impact of the Redemption and related push-down accounting of $5,201.9 million of excess purchase price over net book value, net of charges and accumulated amortization of goodwill and other intangible assets at December 31, 1999.

  Net income for the period from January 1, 1999 to June 30, 1999, Old Basis, includes charges of $50.0 million related to legal settlements.

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES AND THE USE OF ESTIMATES

The preparation of our financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. Actual results could differ materially from those estimates. The items in our financial statements requiring significant estimates and judgements are as follows:

  Our inventories are stated at the lower of cost or market. Cost is determined using a weighted-average approach which approximates the first-in first-out method. If the cost of the inventories exceeds their expected market value, provisions are recorded currently for the difference between the cost and the market value. These provisions are determined based on significant estimates. Inventories consist of currently marketed products and pre-launch product candidates, which we expect to commercialize in the near term.

  Nonmarketable equity securities and convertible debt are carried at cost. We periodically monitor the liquidity progress and financing activities of these entities to determine if impairment write downs are required.

  We lease various real properties under operating leases that generally require us to pay taxes, insurance and maintenance. Five of our operating leases are commonly referred to as "synthetic leases." A synthetic lease is a form of off-balance sheet financing under which an unrelated third party funds 100% of the costs for the acquisition and/or construction of the property and leases the asset to a lessee, and at least 3% of the third party funds represent at risk equity. Our synthetic leases are treated as operating leases for accounting purposes and financing leases for tax purposes. We periodically review the fair values of the properties leased in order to determine potential accounting ramifications. Adverse changes in the fair value of the properties leased, or changes of the equity participation of the third parties could affect the classification of this lease from operating to financing.

  We are currently involved in certain legal proceedings as discussed in the "Leases, Commitments and Contingencies" note in the Notes to Consolidated Financial Statements. We do not believe these legal proceedings will have a material adverse effect on our consolidated financial position, results of operations or cash flows. However, were an unfavorable ruling to occur in any quarterly period, there exists the possibility of a material impact on the operating results of that period.

  We recognize revenue from product sales when there is persuasive evidence that an arrangement exists, delivery has occurred, the price is fixed and determinable, and collectibility is reasonably assured. Allowances are established for estimated uncollectible amounts, product returns and discounts.

  We receive royalties from licensees, which are based on third party sales of licensed products or technologies. Royalties are recorded as earned in accordance with the contract terms when third party results are reliably measured and collectibility is reasonably assured. Royalty estimates are made in advance of amounts collected using historical and forecasted trends.

  Contract revenue for research and development (or R&D) is recorded as earned based on the performance requirements of the contract. Non-refundable contract fees for which no further performance obligations exist, and there is no continuing involvement by Genentech, are recognized on the earlier of when the payments are received or when collection is assured.

     Revenue from non-refundable upfront license fees and certain guaranteed payments where we continue involvement through development collaboration or an obligation to supply product is recognized ratably over the development period when, at the execution of the agreement, the development period involves significant risk due to the incomplete stage of the product's development, or over the period of the manufacturing obligation, when, at the execution of the agreement, the product is approved for marketing, or nearly approvable, and development risk has been substantially eliminated. Deferred revenues related to manufacturing obligations are recognized on a straight-line basis over the longer of the contractual term of the manufacturing obligation or the expected period over which we will supply the product.

     Revenue associated with performance milestones is recognized based upon the achievement of the milestones, as defined in the respective agreements. Revenue under R&D cost reimbursement contracts is recognized as the related costs are incurred.

     Advance payments received in excess of amounts earned are classified as deferred revenue until earned.

  Research and development (or R&D) expenses include related salaries, contractor fees, building costs, utilities, administrative expenses and allocations of corporate costs. R&D expenses consist of independent R&D costs and costs associated with collaborative R&D and in-licensing arrangements. In addition, we fund R&D at other companies and research institutions under agreements, which are generally cancelable. R&D expenses also include activities such as product registries and investigator sponsored trials. All such costs are charged to R&D expense as incurred.

RESULTS OF OPERATIONS

(dollars in millions, except per share amounts)

This discussion of our Results of Operations contains forward-looking statements regarding sales of Rituxan and expenses attributable to Research and Development (or R&D), Marketing, General and Administrative (or MG&A) and collaboration profit sharing. Actual sales or expenses could differ materially. For a discussion of the risks and uncertainties associated with sales of Rituxan, see "The Successful Development of Pharmaceutical Products is Highly Uncertain," "We May Be Unable to Retain Skilled Personnel and Maintain Key Relationships," "We Face Growing and New Competition," "Other Competitive Factors Could Affect Our Product Sales," "Protecting Our Proprietary Rights Is Difficult and Costly," "We May Be Unable to Obtain Regulatory Approvals for Our Products," and "Difficulties or Delays in Product Manufacturing Could Harm Our Business" sections of "Forward-Looking Information and Cautionary Factors That May Affect Future Results" below; for R&D, MG&A and collaboration profit sharing expenses, see all of the foregoing and "We May Incur Material Litigation Costs" and "We May Incur Material Product Liability Costs" sections of "Forward-Looking Information and Cautionary Factors That May Affect Future Results" below.

				Annual Percent Change
	2001	2000	1999	01/00	00/99
Revenues	$2,212.3	$1,736.4	$1,401.0	27%	24%

Total Revenues
 Total revenues for 2001 reached $2,212.3 million, a 27% increase from 2000 primarily due to higher product sales, royalties and interest income. These increases were partially offset by lower contract and other revenues. Revenues for 2000 increased 24% from 1999 primarily due to higher product sales and higher contract and other revenues. These revenue changes are further discussed below.

				Annual Percent Change
Product Sales	2001	2000	1999	01/00	00/99
Herceptin	$346.6	$275.9	$188.4	26%	46%
Rituxan	818.7	444.1	279.4	84	59
Activase/TNKase/Cathflo Activase	197.1	206.2	236.0	(4)	(13)
Growth Hormone	250.2	226.6	221.2	10	2
Pulmozyme	122.9	121.8	111.4	1	9
Actimmune	7.4	3.7	2.7	100	37
Total product sales	$1,742.9	$1,278.3	$1,039.1	36%	23%
Percent of total revenues	79%	74%	74%

Total Product Sales
 Total net product sales were $1,742.9 million in 2001, an increase of 36% from 2000 primarily as a result of higher sales of our bio-oncology products, Rituxan and Herceptin, and higher sales of our growth hormone products. Total net product sales were $1,278.3 million in 2000, an increase of 23% from 1999 reflecting the effect of increased Rituxan and Herceptin sales. Product sales in connection with our licensing agreement with F. Hoffmann-La Roche (or Hoffmann-La Roche) were $76.3 million in 2001, $67.4 million in 2000 and $41.3 million in 1999. See "Relationship With Roche" below for further information about our licensing agreement with Hoffmann-La Roche. See below for further information.

Herceptin
 Net sales of Herceptin were $346.6 million in 2001, a 26% increase from 2000, and $275.9 million in 2000, a 46% increase from 1999. The year to year increases continue to be driven primarily by increased penetration in the metastatic breast cancer market. In addition, the increase in 2001 included approximately $19.5 million related to a change in our distribution process for Herceptin. During the fourth quarter of 2001, we began shipping Herceptin to drug wholesaler distributors rather than direct shipment to customers. As is typical with this process, Herceptin was purchased by the wholesalers in order to stock sufficient inventory to assume product distribution. The initial stocking orders resulted in unusually higher sales in the fourth quarter of 2001 that may not be experienced in future periods.

     We have granted Hoffmann-La Roche exclusive marketing rights to Herceptin outside of the United States. Hoffmann-La Roche markets Herceptin for the treatment of HER2-positive metastatic breast cancer in Europe. We receive royalties from Hoffmann-La Roche for these European Herceptin product sales.

Rituxan
 Net sales of Rituxan were $818.7 million in 2001, an 84% increase from 2000, and $444.1 million in 2000, a 59% increase from 1999. The year to year increases were primarily due to increased market penetration for the treatment of B-cell non-Hodgkin's lymphoma and chronic lymphocytic leukemia. In addition, sales of Rituxan increased in 2001 and in the last quarter of 2000 due to the announcement at the American Society of Hematology of the results of a study conducted by the Groupe d'Etude des Lymphomes de l'Adulte (or GELA) reporting on the benefits of using Rituxan, combined with standard chemotherapy, for treating aggressive non-Hodgkin's lymphoma. We expect these factors to continue to positively impact Rituxan sales in 2002, however, the rate of sales growth is expected to be more modest than that seen in 2001.

     We co-developed Rituxan with IDEC Pharmaceuticals Corporation (or IDEC) from which we license Rituxan. IDEC and Genentech jointly promote Rituxan in the United States. Hoffmann-La Roche markets rituximab under the tradename MabThera® in the European Union. Hoffmann-La Roche holds marketing rights for Rituxan in Canada and for MabThera outside of the U.S., excluding Japan, and has agreed to pay us royalties and cost plus a mark-up on the product we supply them. We receive net sales of MabThera from Zenyaku Kogyo Co., LTD., a distribution company that markets MabThera in Japan.

Activase, TNKase and Cathflo Activase
 Net sales of our three cardiovascular products, Activase, TNKase and Cathflo Activase, were $197.1 million, a decrease of 4% from sales of Activase and TNKase in 2000. Cathflo Activase received FDA approval in early September 2001 and was launched in late September 2001. In 2000, net sales of our two cardiovascular products, Activase and TNKase, were $206.2 million, a decrease of 13% from 1999. The year to year decreases continue to be driven by modest loss of market share resulting from aggressive price discounting by one of our competitors. The year to year decreases were also attributable to the decline in the overall size of the thrombolytic market as a result of increasing use of mechanical reperfusion as well as early intervention with other therapies in the treatment of acute myocardial infarction. These factors are expected to continue to impact sales of our cardiovascular products in 2002.

Growth Hormone
 Net sales of our four growth hormone products, Nutropin Depot, Nutropin AQ, Nutropin and Protropin, were $250.2 million in 2001, an increase of 10% from 2000. This net sales growth primarily reflects an increase in adult new patient starts, patients staying on the product longer, and to a lesser extent, the effects of a price increase in January 2001 for these products and an increase in sales of Nutropin Depot. Net sales of our growth hormone products increased slightly in 2000 compared to 1999. This increase was largely due to fluctuations in customer ordering patterns and the introduction of Nutropin Depot. Nutropin Depot is a long-acting dosage form of recombinant growth hormone approved for pediatric growth hormone deficiency.

Pulmozyme
 Net Pulmozyme sales were $122.9 million in 2001, a slight increase over 2000 and primarily reflects fluctuations in distributor ordering patterns. Net Pulmozyme sales were $121.8 million in 2000, a 9% increase from 1999. This increase was attributable to increased market penetration in the early and mild patient populations for the treatment of cystic fibrosis.

Actimmune
 Net sales of Actimmune were $7.4 million in 2001, $3.7 million in 2000 and $2.7 million in 1999. In the second quarter of 1998, in return for a royalty on net sales, we licensed U.S. marketing and development rights to interferon gamma, including Actimmune, to Connetics Corporation. Thereafter, Connetics sublicensed all of its rights to InterMune Pharmaceuticals, Inc. (or InterMune). As of January 1999, we no longer sell Actimmune directly in the U.S. We agreed to sell packaged drug product to InterMune at cost plus a mark-up through December 31, 2001. As of January 1, 2002, we no longer manufacture, use or sell Actimmune to InterMune.

Royalties, Contract and Other, and Interest Income				Annual Percent Change
	2001	2000	1999	01/00	00/99
Royalties	$264.5	$207.2	$189.3	28%	9%
Contract and other	74.4	160.4	83.2	(54)	93
Interest income	130.5	90.4	89.4	44	1

Royalties
 Royalty income was $264.5 million in 2001, an increase of 28% from 2000. This increase was primarily due to higher third-party sales by Hoffmann-La Roche and various licensees, offset in part by lower sales by several licensees including one that has been addressing manufacturing issues which has temporarily impacted their ability to manufacture product for sale. Royalty income was $207.2 million in 2000, an increase of 9% from 1999. This increase was due to higher third-party sales by various licensees. Royalty income from Hoffmann-La Roche totaled $87.9 million in 2001, $46.8 million in 2000 and $42.5 million in 1999.

     Cash flows from royalty income include revenues denominated in foreign currencies. We currently purchase simple foreign currency put option contracts (or options) to hedge these foreign royalty cash flows. The term of these options is generally one to three years. See "Forward-Looking Information and Cautionary Factors That May Affect Future Results" below for a discussion of market risks related to these financial instruments.

Contract and Other Revenues
Contract and other revenues were $74.4 million, a decrease of 54% from 2000. This decrease was primarily due to lower gains from the sale of biotechnology equity securities, partially offset by higher contract revenues, and the recognition of $10.0 million in gains related to the change in the time value of certain hedging instruments in the first quarter of 2001. (See the "Derivative Financial Instruments" note of the Notes to Consolidated Financial Statements (Part II, Item 8) for more information on our derivative and hedging activities.) The increase in the contract revenue component of this line in 2001 was due to the recognition of $21.2 million of revenues from third-party collaborators that were previously recognized then deferred under the Securities and Exchange Commission's Staff Accounting Bulletin No. 101 (or SAB 101), offset in part by lower contract revenues from third-party collaborators. Contract and other revenues were $160.4 million in 2000, an increase of 93% over 1999. This increase was primarily due to higher gains from the sale of biotechnology equity securities in 2000 and the recognition of $8.6 million of deferred revenues related to SAB 101, offset in part by lower contract revenues from third-party collaborators. (See "Changes in Accounting Principles" below for further discussion of SAB 101.)

     Contract revenues from Hoffmann-La Roche, including reimbursement for ongoing development expenses after the option exercise date, totaled $5.8 million in 2001, $3.5 million in 2000 and $17.2 million in 1999.

     We expect quarterly fluctuations in contract and other revenues depending on milestone payments, the number of new contract arrangements and Hoffmann-La Roche's potential opt-ins for products.

Interest Income
 Interest income was $130.5 million in 2001, a 44% increase from 2000. This increase was primarily due to higher average portfolio balances. Interest income was $90.4 million in 2000, which was comparable to 1999. Our fixed income portfolio includes cash and cash equivalents, short-term and long-term investments, excluding marketable equity securities. Interest income will depend on fluctuations of interest rates, our use of cash for Genentech common stock repurchases, the payment of our maturing convertible subordinated debentures and possible acquisitions in 2002.

				Annual Percent Change
Cost and Expense	2001	2000	1999	01/00	00/99
Cost of sales	$354.5	$364.9	$285.6	(3)%	28%
Research and development	526.2	489.9	367.3	7	33
Marketing, general and administrative	474.4	368.2	393.6	29	(6)
Collaboration profit sharing	246.7	128.8	74.3	92	73
Special charges:
Related to redemption	-	-	1,207.7	-	-
Legal settlements	-	-	230.0	-	-
Recurring charges related to redemption	321.8	375.3	197.7	(14)	90
Interest expense	5.7	5.3	5.4	8	(2)
Total costs and expenses	$1,929.3	$1,732.4	$2,761.6	11%	(37)%
Percent of total revenues	87%	100%	197%
COS as a % of product sales	20	29	27
R&D as % of total revenues	24	28	26
MG&A as % of total revenues	21	21	28

Cost of Sales
 Cost of sales (or COS) was $354.5 in 2001, a decrease of 3% from 2000. COS as a percentage of product sales was 20%, a decrease from 29% in 2000. The decrease primarily reflects a decline in the costs recognized on the sale of inventory that was written up at the Redemption due to push-down accounting, lower provisions for nonuseable inventory, a change in the product mix and lower overall costs due to manufacturing efficiencies. The inventory written up at the Redemption was sold by December 31, 2000. COS was $364.9 million in 2000, an increase of 28% from 1999. COS as a percentage of product sales was 29% in 2000, an increase from 27% in 1999. This increase primarily reflects the effect of push-down accounting, a change in the product mix, an increase in provisions established for nonuseable inventory and higher product sales to Hoffmann-La Roche. As a result of push-down accounting, we recognized additional expense of $92.8 million in 2000 and $93.4 million in 1999 related to the sale of inventory that was written up as a result of the Redemption.

     COS for products sold to Hoffmann-La Roche totaled $63.8 million in 2001, $56.7 million in 2000 and $36.3 million in 1999.

Research and Development
Research and development expenses in 2001 were $526.2 million, an increase of 7% from 2000. The increase was primarily due to higher expenses related to late-stage clinical trials, higher repairs and maintenance expenses, higher provisions for pre-launch commercial inventory, offset in part by lower in-licensing expenses. R&D expenses in 2000 were $489.9 million, up 33% from 1999. This increase was due to higher costs related to late-stage clinical trials and higher in-licensing and collaboration expenses.

     The major components of R&D expenses for 2001, 2000 and 1999 were as follows (in millions):
	2001	2000	1999
Research	$122.5	$118.4	$100.3
Development	362.9	309.6	253.7
In-licensing	40.8	61.9	13.3
Total	$526.2	$489.9	$367.3

     R&D is expected to trend higher in 2002 due to the number of products in late-stage clinical development and higher costs related to potential regulatory filings.

     In-licensing expenses in 2001 included a $15.0 million upfront payment to OSI Pharmaceuticals, Inc. (or OSI) for the purchase of in-process research and development (or IPR&D) under an agreement with us, OSI and Hoffmann-La Roche for the global co-development and commercialization of Tarceva for the potential treatment of solid tumor cancers. One of the members of the Board of Directors of OSI is also a member of the Board of Directors of Genentech.

     In-licensing expenses in 2000 included a $25.0 million upfront payment to Actelion Ltd., for the purchase of IPR&D under an agreement with Actelion to develop and co-promote Tracleer in the U.S. for the potential treatment of acute and chronic heart failure. Actelion led the development efforts for Tracleer. In February 2002, Genentech and Actelion announced that the Phase III clinical trial of Tracleer did not meet its primary objective of significantly improving symptoms associated with chronic heart failure. In-licensing expenses in 2000 also included a $15.0 million payment for the purchase of IPR&D under an agreement with Actelion for the rights to develop and co-promote Veletri in the U.S. for the potential treatment of acute heart failure. In April 2001, Genentech and Actelion announced that the second pivotal Phase III clinical trial of Veletri did not meet its primary objective of significantly improving symptoms associated with acute heart failure. Actelion is planning an additional Phase III trial of Veletri.

     We determined that the above acquired IPR&D was not yet technologically feasible and that the acquired technology had no future alternative uses.

     Biopharmaceutical products that we develop internally generally take 10 to 15 years (an average of 12 years) to research, develop and bring to market a new prescription medicine in the United States. Drug development in the U.S. is a process that includes several steps defined by the FDA. The process begins with the filing of an Initial Drug Application (or IND) which, if successful, allows opportunity for clinical study of the potential new medicine. Clinical development typically involves three phases of study: Phase I, II, and III, and we have found that it accounts for an average of seven years of a drug's total development time. The most significant costs associated with clinical development are the Phase III trials as they tend to be the longest and largest studies conducted during the drug development process. We currently have approximately 10 potential products in development that are in Phase III or are preparing for Phase III studies. The successful development of our products is highly uncertain. An estimation of product completion dates and completion costs can vary significantly for each product and are difficult to predict. Various statutes and regulations also govern or influence the manufacturing, safety, labeling, storage, record keeping and marketing of each product. The lengthy process of seeking these approvals, and the subsequent compliance with applicable statutes and regulations, require the expenditure of substantial resources. Any failure by us to obtain, or any delay in obtaining, regulatory approvals could materially adversely affect our business. In responding to a New Drug Application (or NDA) or a Biologic License Application (or BLA), the FDA may grant marketing approval, request additional information or deny the application if it determines that the application does not provide an adequate basis for approval. We can not assure you that any approval required by the FDA will be obtained on a timely basis, if at all. For additional discussion of the risks and uncertainties associated with completing development of potential products, see "The Successful Development of Pharmaceutical Products is Highly Uncertain" section of our "Forward-Looking Information and Cautionary Factors That May Affect Future Results" below.

     Below is a summary of products and the related stages of development for each product in clinical development. The information in the column labeled "Estimate of Completion of Phase" contains forward-looking statements regarding timing of completion of product development phases. The actual timing of completion of those phases could differ materially from the estimates provided in the table. For a discussion of the risks and uncertainties associated with the timing of completing a product development phase, see "The Successful Development of Pharmaceutical Products is Highly Uncertain," "We May Be Unable to Retain Skilled Personnel and Maintain Key Relationships," "Protecting Our Proprietary Rights Is Difficult and Costly" and "We May Be Unable to Obtain Regulatory Approvals for Our Products" sections of "Forward-Looking Information and Cautionary Factors That May Affect Future Results" below.
Product	Description/Indication	Phase of Development	Collaborator	Estimate of Completion of Phase*
Xolair (Anti-IgE antibody)	allergic asthma	Awaiting regulatory approval	Novartis Pharmaceuticals Corporation	2003

Nutropin AQ Pen	liquid formulation growth hormone	Awaiting regulatory approval		2002

Xanelim (Anti-CD11a antibody)	psoriasis	Phase III	XOMA Ltd.	2002

Rituxan antibody	intermediate- and high-grade non-Hodgkin's lymphoma	Phase III	IDEC Pharmaceuticals	2002

Avastin (Anti-VEGF antibody)	colorectal cancer; second/third line metastatic breast cancer; non-small cell lung cancer; first line metastatic breast cancer	Phase III		2002-2005

Herceptin antibody	adjuvant early-stage breast cancer	Phase III	F. Hoffmann-La Roche and U.S. national cooperative groups	2006

Tarceva	solid tumor cancers, pancreatic cancer; non-small cell lung cancer	Phase III	OSI Pharmaceuticals and F. Hoffmann-La Roche	2003

Nutropin Depot	adults with growth hormone deficiency	Phase III	Alkermes, Inc.	2003

Cathflo Activase t-PA	treatment of hemodialysis catheters experiencing sluggish flow	Preparing for Phase III		2002

Rituxan	ideopathic thrombocytopenic purpura	Preparing for Phase III	IDEC Pharmaceuticals	2002

LDP-02	inflammatory bowel diseases	Phase II	Millennium Pharmaceuticals, Inc.	2003

Avastin (Anti-VEGF antibody)	renal cell carcinoma	Phase II		2002

Efalizumab (Anti-CD11a antibody)	rheumatoid arthritis	Preparing for Phase II	XOMA Ltd.	2002

RhuFab V2 AMD	age-related macular degeneration	Phase I		2002

Efalizumab (Anti-CD11a antibody)	treatment to prevent solid organ transplant rejection	Phase I	XOMA Ltd.	2002

2C4	cancer	Phase I	F. Hoffmann-La Roche	2002

PRO64553 (Anti-CD40 antibody)	hematologic malignancies	Preparing for Phase I		2002

Trastuzumab-DM1	human epidermal growth factor receptor-type 2	Preparing for Phase I		2002

Anti-Tissue Factor antibody	acute coronary syndrome	Preparing for Phase I		2002

* Note: For those projects preparing for a Phase, the estimated date of completion refers to the date the project enters the Phase.

     We establish strategic alliances with various companies to gain additional access to potential new products and technologies, and to utilize companies to help develop potential new products. These companies are developing technologies that may fall outside our research focus and through technology exchanges and investments with these companies, we may have the potential to generate new products. As part of these strategic alliances, we have acquired equity and convertible debt securities of such companies. We have also entered into product-specific collaborations to acquire development and marketing rights for potential products as discussed below.

     We entered into a research collaboration agreement with CuraGen Corporation in November 1997, as amended and restated in March 2000, and agreed to provide a convertible equity loan to CuraGen of up to $21.0 million. In October 1999, CuraGen exercised its right to borrow $16.0 million. Simultaneously, with this draw down, CuraGen repaid the loan by issuing common shares of CuraGen stock valued at $16.0 million. Our remaining commitment to CuraGen on the convertible equity loan is $5.0 million. At December 31, 2001, there were no outstanding loans to CuraGen.

     In December 1997, we entered into a research collaboration agreement with Millennium to develop and commercialize Millennium's LDP-02. Under the terms of the agreement, we have agreed to provide a convertible equity loan for approximately $15.0 million to fund Phase II development costs. Upon successful completion of Phase II, if Millennium agrees to fund 25% of Phase III development costs, we have agreed to provide a second loan to Millennium for such funding. As of December 31, 2001, there were no outstanding loans to Millennium.

     In April 1996, we entered into a research collaboration agreement with XOMA to develop and commercialize Xanelim. Under the terms of the agreement, we have agreed to provide a convertible equity loan to XOMA of up to $60.0 million to fund XOMA's share of development costs for Xanelim until the completion of Phase III clinical trials. There is no revenue impact on our statements of operations as it relates to this loan. As of December 31, 2001, XOMA had an outstanding loan balance of approximately $51.0 million.

Marketing, General and Administrative
 Marketing, general and administrative (or MG&A) expenses in 2001 increased 29% from 2000. The general and administrative component of this line was higher by $65.9 million in 2001 due to the write-down of certain biotechnology equity investments as a result of other than temporary impairment, higher royalty expenses, and higher legal and other corporate expenses. The marketing and sales component of this line was higher by $40.3 million in 2001 due to the continued growth of our bio-oncology products, higher expenses related to the commercial development of pipeline products, new information technology, and additional programs and increased headcount to support all products. MG&A expenses in 2000 decreased 6% from 1999 due to lower general and administrative expenses while marketing and sales expenses were higher. The general and administrative component of this line was lower by $57.9 million in 2000 primarily due to the write-down of certain biotechnology investments as a result of other than temporary impairment and higher legal expenses in 1999. The marketing and sales component of this line was higher by $32.5 million in 2000 driven by the continued growth of our bio-oncology products, the launch of TNKase, and the prelaunch support of Xolair for the potential treatment of allergic asthma.

     MG&A expenses are expected to continue to trend higher in 2002 with the increases driven by the marketing and sales component of this line as we prepare for the potential product launches in 2003.

Collaboration Profit Sharing
 Collaboration profit sharing consists primarily of the net operating profit sharing with IDEC on Rituxan sales and, to a much lesser extent the sharing of costs with collaborators related to the commercialization of future products. Collaboration profit sharing expenses increased to $246.7 million in 2001, a 92% increase from 2000. Collaboration profit sharing expenses were $128.8 million in 2000, a 73% increase from 1999. These increases were primarily due to increased Rituxan profit sharing with IDEC due to higher Rituxan sales.

     Collaboration profit sharing expense is expected to increase in 2002 consistent with our expectations of higher Rituxan sales.

Special Charges
 During 1999, we had special charges of $1,437.7 million related to the Redemption and the application of push-down accounting, and legal settlements. The Redemption related charge of $1,207.7 million primarily included: (1) a non-cash charge of $752.5 million for IPR&D, (2) $284.5 million of compensation expense related to early cash settlement of certain employee stock options and (3) an aggregate of approximately $160.1 million as a non-cash charge for the remeasurement of the value of continuing employee stock options. See "In-

Process Research and Development" below and the "Redemption of Our Special Common Stock" note in the Notes to Consolidated Financial Statements (Part II, Item 8) for further information regarding these special charges.

     The legal settlements charge included:  (1) a $50.0 million settlement related to a federal investigation of our past clinical, sales and marketing activities associated with human growth hormone; and  (2) a $180.0 million charge for the settlement of the patent infringement lawsuits brought by the University of California relating to our human growth hormone products. See the "Leases, Commitments and Contingencies" note in the Notes to Consolidated Financial Statements (Part II, Item 8) for further information regarding these special charges.

Recurring Charges Related to Redemption
 We began recording recurring charges related to the Redemption and push-down accounting in the third quarter of 1999. These charges were $321.8 million in 2001, $375.3 million in 2000 and $197.7 million in 1999. These charges were comprised of $317.6 million in 2001, $364.2 million in 2000 and $190.4 million in 1999 related to the amortization of other intangible assets and goodwill, and $4.2 million in 2001, $11.1 million in 2000 and $7.3 million in 1999 of compensation expense related to alternative arrangements provided at the time of the Redemption for certain holders of some of the unvested options.

     We adopted the new Statement of Financial Accounting Standards (or FAS) on accounting for goodwill and other intangible assets (or FAS 141 and 142) on January 1, 2002. As a result, we will no longer amortize goodwill and our trained and assembled workforce intangible asset, which we estimate will increase reported net income by approximately $150.0 million (or $0.28 per share) in 2002 (net of related taxes). See also "New Accounting Pronouncements Will Impact Our Financial Position and Results of Operations" below in the "Forward-Looking Information and Cautionary Factors That May Affect Future Results."

Interest Expense
 Interest expense has fluctuated depending on the amounts invested and the level of interest capitalized on construction projects. Interest expense, net of amounts capitalized, relates to interest on our 5% convertible subordinated debentures. Interest expense in 2002 is expected to decline as a result of the repayment of our debentures, which mature on March 27, 2002. See the "Debt Obligations" note in the Notes to Consolidated Financial Statements (Part II, Item 8) for further information regarding these debentures.
Income (Loss) Before Taxes and Cumulative Effect of Accounting Change, Income Taxes and Cumulative Effect of Accounting Change	2001	2000	1999
Income (loss) before taxes and cumulative effect of accounting change	$283.0	$4.0	$(1,360.6)
Income tax provision (benefit)	127.1	20.4	(203.1)
Income (loss) before cumulative effect of accounting change	155.9	(16.4)	(1,157.5)
Cumulative effect of accounting change, net of tax	(5.6)	(57.8)	-

Changes in Accounting Principles
 We adopted FAS 133, "Accounting for Derivatives and Hedging Activities," on January 1, 2001. Upon adoption, we recorded a $5.6 million charge, net of tax, ($0.01 per share), as a cumulative effect of a change in accounting principle and an increase of $5.0 million, net of tax, in other comprehensive income related to recording derivative instruments at fair value. See the "Description of Business and Summary of Significant Accounting Policies" note in the Notes to Consolidated Financial Statements (Part II, Item 8) for further information on our adoption of FAS 133.

     We adopted SAB 101 on January 1, 2000, and recorded a $57.8 million charge (net of tax) as a cumulative effect of a change in accounting principle related to contract revenues recognized in prior periods. The related deferred revenue is being recognized over the appropriate terms in each of the effected agreements. For the year ended December 31, 2000, the impact of the change in accounting principle was to increase net loss by $52.6 million (or $0.10 per share) comprised of $57.8 million cumulative effect of an accounting change, net of tax, (or $0.11 per share) net of $5.2 million of the related deferred revenue, net of tax, (or $0.01 per share) that was recognized as revenue during the year ended December 31, 2000.

Income Tax
 The tax provision of $127.1 million in 2001 increased over the tax provision of $20.4 million in 2000 primarily due to increased pretax income before non-deductible goodwill amortization related to the Redemption. The 2001 tax provision reflects decreased benefit of R&D tax credits which was offset by prior years items. Prior years items relate principally to changes in estimate resulting from events in 2001 that provided greater certainty as to the expected outcome of prior matters. The tax provision of $20.4 million for 2000 increased over the 1999 tax benefit of $203.1 million primarily due to increased pretax income before non-deductible goodwill amortization related to the Redemption and non-deductible IPR&D charges in 1999. The increase was partially offset by the increased benefit of R&D tax credits in 2000.

     The elimination of the amortization of goodwill pursuant to the adoption of FAS 141 and 142 will have a favorable impact on our effective tax rate in 2002. See also "New Accounting Pronouncements Will Impact Our Financial Position and Results of Operations" below in the "Forward-Looking Information and Cautionary Factors That May Affect Future Results." Other factors may have favorable or unfavorable effects upon our effective tax rate in 2002 and subsequent years. These factors include, but are not limited to, interpretations of existing tax laws, changes in tax laws and rates, future levels of R&D spending, future levels of capital expenditures, and our success in R&D and commercializing products.

Net Income (Loss)	2001	2000	1999
Net income (loss)	$150.3	$(74.2)	$(1,157.5)
Earnings (loss) per share:
Basic:
Earnings (loss) before cumulative effect of accounting change	$0.30	$(0.03)	$(2.26)
Cumulative effect of accounting change, net of tax	(0.01)	(0.11)	-
Net earnings (loss) per share	$0.29	$(0.14)	$(2.26)
Diluted:
Earnings (loss) before cumulative effect of accounting change	$0.29	$(0.03)	$(2.26)
Cumulative effect of accounting change, net of tax	(0.01)	(0.11)	-
Net earnings (loss) per share	$0.28	$(0.14)	$(2.26)

Net Income (Loss)
 Net income increased in 2001 to $150.3 million, or $0.28 per diluted share, from a net loss of ($74.2) million in 2000, or ($0.14) per diluted share. The increase from last year primarily reflects higher revenues largely from increased product sales, a decrease in costs related to the sale of inventory written up at the Redemption, a decrease in recurring charges related to the Redemption, and the cumulative effect of an accounting change impact in 2001 related to the adoption of FAS 133 as compared to the adoption of SAB 101 in 2000. These favorable variances were offset in part by increased collaboration profit sharing expenses, higher MG&A, R&D and income tax expenses and a decrease in contract and other revenues.

     The net loss of ($74.2) million, or ($0.14) per diluted share in 2000, primarily reflects a full year of recurring charges for the amortization of goodwill and other intangible assets related to the Redemption and push-down accounting, costs related to the sale of inventory that was written up at the Redemption and the cumulative effect of an accounting change related to our adoption of SAB 101. The net loss in 1999 of ($1,157.5) million, or ($2.26) per diluted share, is attributable to the Redemption and related push-down accounting, and legal settlements, net of their related tax effects.

In-Process Research and Development
 At June 30, 1999, the Redemption date, we determined that the acquired in-process technology was not technologically feasible and that the in-process technology had no future alternative uses. In 1990 and 1991 through 1997, Roche Holdings, Inc. (or Roche) purchased 60% and 5%, respectively, of our outstanding common stock. The push-down effect of Roche's aggregate purchase price is allocated based on Roche's ownership percentages as if the purchases had occurred at the original purchase dates for the 1990 and 1991 through 1997 purchases. Therefore, 65% of the purchase price allocated to IPR&D as of September 7, 1990, or 65% of $770.0 million ($500.5 million) was recorded as an adjustment to additional paid-in capital related to the 1990-1997 acquisitions. The remaining 35% of our outstanding common stock not owned by Roche was purchased in 1999. Accordingly, 35% of $2,150.0 million of total fair value at the Redemption date, or $752.5 million, was expensed on June 30, 1999.

     The amounts of IPR&D were determined based on an analysis using the risk-adjusted cash flows expected to be generated by the products that result from the in-process projects. The analysis included forecasted future cash flows that were expected to result from the progress made on each of the in-process projects prior to the purchase dates. These cash flows were estimated by first forecasting, on a product-by-product basis, total revenues expected from sales of the first generation of each in-process product. A portion of the gross in-process product revenues was then removed to account for the contribution provided by any core technology, which was considered to benefit the in-process products. The net in-process revenue was then multiplied by the project's estimated percentage of completion as of the purchase dates to determine a forecast of net IPR&D revenues attributable to projects completed prior to the purchase dates. Appropriate operating expenses, cash flow adjustments and contributory asset returns were deducted from the forecast to establish a forecast of net returns on the completed portion of the in-process technology. Finally, these net returns were discounted to a present value at discount rates that incorporate both the weighted-average cost of capital (relative to the biotech industry and us) as well as the product-specific risk associated with the purchased IPR&D products. The product-specific risk factors included each product in each phase of development, type of molecule under development, likelihood of regulatory approval, manufacturing process capability, scientific rationale, pre-clinical safety and efficacy data, target product profile and development plan. The discount rates ranged from 16% to 19% for the 1999 valuation and 20% to 28% for the 1990 purchase valuation, all of which represent a significant risk premium to our weighted-average cost of capital.

     The forecast data in the analysis was based on internal product level forecast information maintained by our management in the ordinary course of managing the business. The inputs used by us in analyzing IPR&D were based on assumptions, which we believed to be reasonable but which were inherently uncertain and unpredictable. These assumptions may be incomplete or inaccurate, and no assurance can be given that unanticipated events and circumstances will not occur.

     A brief description of projects that were included in the IPR&D charge is set forth below, including an estimated percentage of completion as of the Redemption date. Projects subsequently added to the research and development pipeline are not included. Except as otherwise noted below, since the Redemption date there have been no significant changes to the phase of development for the projects listed. We do not track all costs associated with research and development on a project-by-project basis. Therefore, we believe a calculation of cost incurred as a percentage of total incurred project cost as of FDA approval is not possible. We estimated, however, that the R&D expenditures that will be required to complete the in-process projects will total at least $550.0 million as of December 31, 2001, as compared to $700.0 million as of the Redemption date. This estimate reflects costs incurred since the Redemption date, discontinued projects, and decreases in cost to complete estimates for other projects, partially offset by an increase in certain cost estimates related to early stage projects and changes in expected completion dates.

     The foregoing discussion of our IPR&D projects, and in particular the following table and subsequent paragraphs regarding the future of these projects, our additional product programs and our process technology program include forward-looking statements that involve risks and uncertainties, and actual results may vary materially. For a discussion of risk factors that may affect projected completion dates and the progress of research and development, see the "Forward-Looking Information and Cautionary Factors That May Affect Future Results" below.

     At the Redemption date, we estimated percentage complete data for each project based on weighing of three indicators, as follows:

     PTS:  Probability of technical success, or PTS, is a project level statistic maintained by us on an ongoing basis, which is intended to represent the current likelihood of project success, i.e., FDA approval. This is a quantitative calculation based on the stage of development and the complexity of the project, and it is highly correlated with the project's phase of development. PTS is periodically adjusted to reflect actual experiences over a reasonable period of time.

     Status Compared to Baseline Model:  We developed a baseline model which allocated percentages of a standard development project to each major phase of the project based on our experience. We then overlaid the time-based status of each project to this baseline model, in order to calculate a percentage complete for each project.

     Management's Estimate of Percentage Complete:  Below is a list of the projects and their estimated percentage complete included in the IPR&D charge related to the Redemption:
		As of the Redemption Date, June 30, 1999
Product	Description/Indication	Phase of Development	Substantial Completion Date	% Complete
Nutropin Depot	long-acting dosage form of recombinant growth hormone	Awaiting Regulatory Approval	2000	85%

TNKase, second generation t-PA	acute myocardial infarction	Awaiting Regulatory Approval	2000	90%

Anti-IgE antibody	allergic asthma, seasonal allergic rhinitis	Phase III	2001	75%

Pulmozyme	early-stage cystic fibrosis	Phase III	2003	75%

Dornase alfa AERx™ Delivery System	cystic fibrosis	Preparing for Clinical Testing	2003	45%

Rituxan antibody	intermediate- and high-grade non-Hodgkin's lymphoma	Phase III	2004	60%

Xubix (sibrafiban) oral IIb/IIIa antagonist	orally administered inhibitor of platelet aggregation	Phase III	2000	65%

Activase t-PA	intravenous catheter clearance	Preparing for Phase III	1999	90%

Anti-CD11a antibody (hull24)	psoriasis	Preparing for Phase III	2003	50%

Herceptin antibody	adjuvant therapy for breast cancer	Preparing for Phase III	2007	45%

Thrombopoietin (TPO)	thrombocytopenia related to cancer treatment	Preparing for Phase III	2002	55%

Anti-CD18 antibody	acute myocardial infarction	Phase II	2004	55%

Anti-VEGF antibody	colorectal and lung cancer	Phase II	2003	35-40%

Herceptin antibody	other tumors	Phase II	2004	40-45%

AMD Fab	age-related macular degeneration	Preparing for Phase I	2004	20%

LDP-02	inflammatory bowel disease	Phase Ib/IIa	2005	30%

     We also identified five additional product programs that were at different stages of IPR&D. As of June 30, 1999, the Redemption date, we estimated that these projects would be substantially complete in years 1999 through 2004. The percent completion for each of these additional programs ranged from an estimated 35% to 90%. These projects did not receive material allocations of the purchase price.

     In addition, our IPR&D at the Redemption date included a process technology program. The process technology program included the R&D of ideas and techniques that could improve the bulk production of antibodies, including cell culture productivity, and streamlined and improved recovery processes, and improvements in various areas of pharmaceutical manufacturing. We estimated that the process technology program was approximately 50% complete at the Redemption date. Material cash inflows from significant projects are generally expected to commence within one to two years after the substantial completion date has been reached.

     The significant changes to the projects in the IPR&D charge since the Redemption date include:

  Nutropin Depot long-acting growth hormone - project received FDA approval in December 1999.

  TNKase second generation t-PA - project received FDA approval in June 2000.

  Anti-IgE antibody - FDA complete response letter received. We are preparing an amendment to the BLA.

  Pulmozyme - Phase III trial in early stage cystic fibrosis has been completed and we plan to publish these results.

  Dornase alfa AERx - project has been discontinued.

  Xubix (sibrafiban) oral IIb/IIIa antagonist - project has been discontinued.

  Activase t-PA for intravenous catheter clearance - project received FDA approval in September 2001.

  Anti-CD11a antibody - Phase III studies ongoing. An additional pharmacokinetic comparability study is currently underway.

  Herceptin antibody for adjuvant therapy for breast cancer - project has moved to Phase III.

  Thrombopoietin (or TPO) - we are waiting for confirmation from Pharmacia on whether Pharmacia plans to continue development of this project.

  Anti-CD18 antibody - project has been discontinued.

  Anti-VEGF antibody - project has moved to Phase III studies.

  Herceptin antibody for non-small cell lung cancer (or NSCLC) - project has been discontinued for this indication.

  AMD Fab - project has moved to Phase I trials.

  LDP-02 - project has moved to Phase II studies.

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

  Options for the purchase of approximately 16.0 million shares of Special Common Stock were converted into options to purchase a like number of shares of Common Stock at the same exercise price; and

  Options for the purchase of approximately 19.6 million shares of Special Common Stock were canceled in accordance with the terms of our 1996 Stock Option/Stock Incentive Plan, or the 1996 Plan. With certain exceptions, we granted new options for the purchase of 1.333 times the number of shares under the previous options with an exercise price of $24.25 per share, which was the July 23, 1999, public offering price of our Common Stock. The number of shares that were the subject of these new options, which were issued under our 1999 Stock Plan, or the 1999 Plan, was approximately 20.0 million. Alternative arrangements were provided for certain holders of some of the unvested options under the 1996 Plan.

     Of the approximately 16.0 million shares of converted options, options with respect to approximately 3.3 million shares were outstanding at December 31, 2001, all of which are currently exercisable except for options with respect to approximately 93,373 shares. These outstanding options are held by 1,202 employees; no non-employee directors hold these options.

     Our board of directors and Roche, then our sole stockholder, approved the 1999 Plan on July 16, 1999. Under the 1999 Plan, we granted new options to purchase approximately 26.0 million shares (including the 20.0 million shares referred to above) of Common Stock to approximately 2,400 employees at an exercise price of $24.25 per share, with the grant of such options made effective as of July 16, 1999. Of the options to purchase these 26.0 million shares, options to purchase approximately 17.2 million shares were outstanding at December 31, 2001, of which options to purchase approximately 12.5 million shares are currently exercisable.

In connection with these stock option transactions, we recorded:

  (1) cash compensation expense of approximately $284.5 million associated with the cash-out of such stock options and (2) non-cash compensation expense of approximately $160.1 million associated with the remeasurement, for accounting purposes, of the converted options, which non-cash amount represents the difference between each applicable option exercise price and the redemption price of the Special Common Stock; and

  Over a two-year period beginning July 1, 1999, an aggregate of approximately $27.4 million of deferred cash compensation available to be earned by a limited number of employees who elected the alternative arrangements described above. We recorded $4.2 million in 2001, $11.1 million in 2000 and $7.3 million in 1999 of compensation expense related to these alternative arrangements.

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

     Except as follows, the affiliation arrangements do not limit Roche's ability to buy or sell our Common Stock. If Roche and its affiliates sell their majority ownership of shares of our Common Stock to a successor, Roche has agreed that it will cause the successor to agree to purchase all shares of our Common Stock not held by Roche as follows:

  with consideration, if that consideration is composed entirely of either cash or equity traded on a U.S. national securities exchange, in the same form and amounts per share as received by Roche and its affiliates; and

  in all other cases, with consideration that has a value per share not less than the weighted-average value per share received by Roche and its affiliates as determined by a nationally recognized investment bank.

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

  any issuance of capital stock except under certain circumstances; or

  any repurchase or redemption of our capital stock other than a redemption required by the terms of any security and purchases made at fair market value in connection with any of our deferred compensation plans.

Licensing Agreement
      We have a licensing and marketing agreement with Hoffmann-La Roche and its affiliates granting an option to license, use and sell our products in non-U.S. markets. The major provisions of that agreement include the following:

  Hoffmann-La Roche's option expires in 2015;

  Hoffmann-La Roche may exercise its option to license our products upon the occurrence of any of the following: (1) our decision to file an Investigational New Drug application (or IND) for a product, (2) completion of a Phase II trial for a product or (3) if Hoffmann-La Roche previously paid us a fee of $10.0 million to extend its option on a product, completion of a Phase III trial for that product;

  if Hoffmann-La Roche exercises its option to license a product, it has agreed to reimburse Genentech for development costs as follows:  (1) if exercise occurs at the time an IND is filed, Hoffmann-La Roche will pay 50% of development costs incurred prior to the filing and 50% of development costs subsequently incurred, (2) if exercise occurs at the completion of a Phase II trial, Hoffmann-La Roche will pay 50% of development costs incurred through completion of the trial and 75% of development costs subsequently incurred, (3) if the exercise occurs at the completion of a Phase III trial, Hoffmann-La Roche will pay 50% of development costs incurred through completion of the trial and 75% of development costs subsequently incurred, and $5.0 million of the option extension fee paid by Hoffmann La-Roche to preserve its right to exercise its option at the completion of a Phase III trial will be credited against the total development costs payable to Genentech upon the exercise of the option;

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

Tax Sharing Agreement
 Since the redemption of our Special Common Stock, and until Roche completed its second public offering of our Common Stock in October 1999, we were included in Roche's U.S. federal consolidated income tax group. Accordingly, we entered into a tax sharing agreement with Roche. Pursuant to the tax sharing agreement, we and Roche were to make payments such that the net amount paid by us on account of consolidated or combined income taxes was determined as if we had filed separate, stand-alone federal, state and local income tax returns as the common parent of an affiliated group of corporations filing consolidated or combined federal, state and local returns.

     Effective with the consummation of the second public offering on October 26, 1999, we ceased to be a member of the consolidated federal income tax group (and certain consolidated or combined state and local income tax groups) of which Roche is the common parent. Accordingly, our tax sharing agreement with Roche now pertains only to the state and local tax returns in which we are consolidated or combined with Roche. We will continue to calculate our tax liability or refund with Roche for these state and local jurisdictions as if we were a stand-alone entity.

Roche's Ability to Maintain Its Percentage Ownership Interest in Our Stock
We expect from time to time to issue additional shares of common stock in connection with our stock option and stock purchase plans, and we may issue additional shares for other purposes. Our affiliation agreement with Roche provides, among other things, that we establish a stock repurchase program designed to maintain Roche's percentage ownership interest in our common stock. The affiliation agreement provides that we will repurchase a sufficient number of shares pursuant to this program such that, with respect to any issuance of common stock by Genentech in the future, the percentage of Genentech common stock owned by Roche immediately after such issuance will be no lower than Roche's lowest percentage ownership of Genentech common stock at any time after the offering of common stock occurring in July 1999 and prior to the time of such issuance, except that Genentech may issue shares up to an amount that would cause Roche's lowest percentage ownership to be no more than 2% below the "Minimum Percentage." The Minimum Percentage equals the lowest number of shares of Genentech common stock owned by Roche since the July 1999 offering (to be adjusted in the future for dispositions of shares of Genentech common stock by Roche as well as for stock splits or stock combinations) divided by 509,194,352 (to be adjusted in the future for stock splits or stock combinations), which is the number of shares of Genentech common stock outstanding at the time of the July 1999 offering, as adjusted for the two-for-one splits of Genentech common stock in November 1999 and October 2000. As long as Roche's percentage ownership is greater than 50%, prior to issuing any shares, the affiliation agreement provides that we will repurchase a sufficient number of shares of our common stock such that, immediately after our issuance of shares, Roche's percentage ownership will be greater than 50%. The affiliation agreement also provides that, upon Roche's request, we will repurchase shares of our common stock to increase Roche's ownership to the Minimum Percentage. In addition, Roche will have a continuing option to buy stock from us at prevailing market prices to maintain its percentage ownership interest. On December 31, 2001, Roche's percentage ownership of our common stock was 58.0%, which was 2.2% below the Minimum Percentage.

RELATED PARTY TRANSACTIONS

We enter into transactions with Roche, Hoffmann-La Roche and its affiliates in the ordinary course of business. In July 1998, we entered into an agreement with Hoffmann-La Roche to provide them with exclusive marketing rights outside of the U.S. for Herceptin. Under the agreement, Hoffmann-La Roche paid us $40.0 million and has agreed to pay us cash milestones tied to future product development activities, to share equally global development costs up to a maximum of $40.0 million and to make royalty payments on product sales. In 1999, Hoffmann-La Roche paid an additional $10.0 million toward global development costs. Contract revenue from Hoffmann-La Roche, including reimbursement for ongoing development expenses after the option exercise date, totaled $5.8 million in 2001, $3.5 million in 2000, and $17.2 million in 1999. All other revenue from Roche, Hoffmann-La Roche and their affiliates, principally royalties and product sales, totaled $164.1 million in 2001, $114.2 million in 2000, and $83.9 million in 1999.

     During 2001, Novartis AG (Novartis) acquired 20% of the outstanding voting stock of Roche Holding, Ltd. As a result of this investment, Novartis is deemed to have an indirect beneficial ownership interest under FAS

57 "Related Party Disclosures" of more than 10% of Genentech's voting stock. During 2000, we entered into an arrangement with our collaboration partner, Novartis, whereby Novartis is required to fund a portion of the cost of our Xolair inventory until the product is approved for marketing by the FDA. Through December 31, 2001, Novartis has paid $38.4 million of our Xolair inventory costs (no amounts were funded through December 31, 2000). This amount is required to be returned to Novartis upon the earlier of regulatory approval of Xolair in the U.S. or the European Union, and has been recorded in accrued liabilities in our financial statements.

LIQUIDITY AND CAPITAL RESOURCES

	2001	2000	1999
December 31:
Cash, cash equivalents, short-term investments and long-term marketable debt and equity securities	$2,816.5	$2,459.4	$1,957.4
Working capital	1,557.6	1,340.1	849.1
Current ratio	3.4:1	4.0:1	2.8:1
Year Ended December 31:
Cash provided by (used in):
Operating activities	480.6	193.5	(7.4)
Investing activities	(704.0)	(160.2)	(96.2)
Financing activities	67.2	180.4	160.2
Capital expenditures (included in investing activities above)	(213.4)	(112.7)	(95.0)

We used cash generated from operations, income from investments and proceeds from stock issuances to fund operations, purchase marketable securities and make capital and equity investments during 2001 and 2000, and to also fund stock repurchases in 2001. In 1999, income from investments and proceeds from stock issuances were used to fund operations, pay for the cash-out of stock options related to the Redemption in 1999, to purchase marketable securities and to make capital and equity investments.

     We repurchased a total of 800,000 shares of our common stock through October 30, 2001 at a cost of $34.0 million. On October 31, 2001, our Board of Directors authorized a stock repurchase program to repurchase up to $625.0 million of our common stock over the next 12 months. Purchases may be made in the open market or in privately negotiated transactions from time to time at management's discretion. We may also engage in transactions in other Genentech securities in conjunction with the repurchase program, including derivative securities. Under the program approved by our Board of Directors on October 31, 2001, we repurchased 100,000 shares of our common stock at a cost of $5.7 million.

Capital expenditures in 2001 primarily consisted of improvements to existing manufacturing and service facilities, land and equipment purchases. Capital expenditures in 2000 and 1999 primarily consisted of equipment purchases and improvements to existing manufacturing and service facilities.

We believe that our cash, cash equivalents and short-term investments, together with funds provided by operations and leasing arrangements, will be sufficient to meet our foreseeable operating cash requirements including any cash utilized under our stock repurchase program. In addition, we believe we could access additional funds from the debt and, under certain circumstances, capital markets. See also "Our Affiliation Agreement With Roche Could Aversely Affect Our Cash Position" below for factors that could negatively affect our cash position.

Our short-term debt consists of $149.7 million of convertible subordinated debentures, with interest payable at 5%, maturing on March 27, 2002. As a result of the redemption of our Special Common Stock in 1999, upon conversion, the holder will receive, for each $74 in principal amount of debenture converted, $59.25 in cash, of which $18 will be reimbursed to us by Roche. Generally, we may redeem the debentures until maturity. We expect to redeem the debentures in cash in 2002.

We lease various real properties under operating leases that generally require us to pay taxes, insurance and maintenance. Five of our operating leases are commonly referred to as synthetic leases. A synthetic lease represents a form of off-balance sheet financing under which an unrelated third party funds 100% of the costs of the acquisition and/or construction of the property and leases the asset to a lessee, and at least 3% of the third party funds represent at risk equity. Our synthetic leases are treated as operating leases for accounting purposes and as financing leases for tax purposes. Under our synthetic lease structures, upon termination or expiration, at our option, we must either purchase the property from the lessor at a predetermined amount that does not constitute a bargain purchase, sell the real property to a third party, or renew the lease arrangement. If the property is sold to a third party at an amount less than the amount financed by the lessor, we have agreed under residual value guarantees to pay the lessor up to an agreed upon percentage of the amount financed by the lessor.

     Four of our synthetic leases were entered into with BNP Paribas Leasing Corporation, who leases directly to us various buildings that we occupy in South San Francisco, California. Under certain of these leases, we are required to maintain cash collateral of $56.6 million, which we have included in other long-term assets on our balance sheet as restricted cash.

     The most significant of our synthetic leases relates to our manufacturing facility located in Vacaville, California. In November 2001, we completed a synthetic lease transaction for this facility, which had previously been leased by us under a predecessor synthetic lease. This new synthetic lease is structured differently from our other synthetic leases. We are leasing the property from an unrelated special purpose trust (owner/lessor) under an operating lease agreement for five years ending November 2006. Third party financing is provided in the form of a 3% at risk equity participation from investors and 97% debt commitment. Investors' equity contributions were equal to or greater than 3% of the fair value of the property at the lease's inception and are required to remain so for the term of the lease. A bankruptcy remote, special purpose corporation (the SPC) was formed to fund the debt portion through the issuance of commercial paper notes. The SPC lends the proceeds from the commercial paper to the owner/lessor, who issues promissory notes to the SPC. The SPC Loans mature in 5 years (November 2006). The SPC promissory notes are supported by a credit facility provided by financing institutions and draws are generally available under that credit facility to repay the SPC's commercial paper. The collateral for the SPC Loans includes the leased property, and an interest in the residual value guarantee provided by us. At any time during the lease term, we have the option to purchase the property at an amount that does not constitute a bargain purchase. Our off-balance sheet contingent liability under the residual value guarantees is summarized in the table below.

     Under all of our synthetic leases, we are also required to maintain certain pre-defined financial ratios and are limited to the amount of additional debt we can assume. In addition, no Genentech officers or employees have any financial interest with regards to these synthetic lease arrangements or with any of the special purpose entities used in these arrangements. In the event of a default, the maximum amount payable under the residual value guarantee would equal 100% of the amount financed by the lessor, and our obligation to purchase the leased properties or pay the related residual value guarantees could be accelerated. We believe at the lease's inception and continue to believe that the occurrence of any event of default that could trigger our purchase obligation is remote.

     Future minimum lease payments under operating leases, exclusive of the residual value guarantees, executory costs and sublease income, at December 31, 2001, are as follows (in millions). These minimum lease payments were computed based on current interest rates, which are subject to fluctuations in certain market-based interest rates:
	2002	2003	2004	2005	2006	Thereafter	Total
Synthetic leases	$12.9	$13.8	$12.8	$12.0	$11.3	$1.6	$64.4
Other operating leases	4.8	3.0	1.7	1.6	1.6	4.3	17.0
Total	$17.7	$16.8	$14.5	$13.6	$12.9	$5.9	$81.4

     The following summarizes the residual value guarantee amounts for our synthetic leases (in millions):

	Approximate Fair Value of Leased Property	Lease Expiration	Residual Value Guarantee
South San Francisco Lease 1	$56.6	07/2004	$48.1
South San Francisco Lease 2	133.2	06/2007	113.2
South San Francisco Lease 3	25.0	01/2004	21.3
South San Francisco Lease 4	22.5	01/2004	19.1
Vacaville Lease	425.0	11/2006	371.5
Total	$662.3		$573.2

     There are no impairments in the fair value or use of the properties that we lease under synthetic leases wherein we believe that we would be required to pay amounts under any of the residual value guarantees. We will continue to assess the fair values of the underlying properties and the use of the properties for impairment on an annual basis.

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

For example, sales of our Activase product decreased in 2001 primarily due to aggressive price discounting by competitors and to a decreasing size of the thrombolytic marketplace as other forms of acute myocardial infarction treatment gain acceptance.

  The amount and timing of sales to customers in the United States.

For example, sales of our growth hormone products increased in 2001 from 2000 due to fluctuations in distributor ordering patterns.

  The amount and timing of our sales to F. Hoffmann-La Roche (or Hoffmann-La Roche) of products for sale outside of the United States and the amount and timing of its sales to its customers, which directly impact both our product sales and royalty revenues.

For example, sales of Pulmozyme to Hoffmann-La Roche decreased in 2001 compared to 2000.

  The timing and volume of bulk shipments to licensees.

  The availability of third-party reimbursements for the cost of therapy.

  The extent of product discounts extended to customers.

  The effectiveness and safety of our various products as determined both in clinical testing and by the accumulation of additional information on each product after it is approved by the U.S. Food and Drug Administration (or FDA) for sale.

  The rate of adoption and use of our products for approved indications and additional indications.

For example, sales of Rituxan increased in 2001 due to the announcement at the American Society of Hematology of the results of a study conducted by the Groupe d'Etude des Lymphomes de l'Adulte, or GELA, reporting on the benefits of using Rituxan, combined with standard chemotherapy, for treating aggressive non-Hodgkin's lymphoma.

  The potential introduction of new products and additional indications for existing products in 2002 and beyond.

  The ability to successfully manufacture sufficient quantities of any particular marketed product.

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

For example, in April 2001, we announced that a Phase III clinical trial of Veletri - an intravenous dual endothelin receptor antagonist for the treatment of symptoms (dyspnea, or shortness of breath) associated with acute heart failure (or AHF)- did not meet its primary objectives.

  Failure to receive the necessary regulatory approvals or delay in receiving such approvals.

For example, in July 2001, we received a Complete Response letter from the FDA for the license application for Xolair, requesting additional preclinical and clinical data, as well as pharmacokinetic information. With the requirement of additional data, FDA approval of Xolair has been delayed beyond 2001. It is also anticipated that the initial proposed label claim will likely be for only adult allergic asthma. The exact timing of resubmission to the FDA will be dependent on the scope of the discussions with the FDA but is expected to occur in 2002 or early 2003.

For example, in October 2001, the FDA requested inclusion of an additional pharmacokinetics study in the potential Biologic License Application (or BLA) submission for Xanelim which will result in the filing date occurring later than originally estimated.

  Manufacturing costs or other factors that make the product uneconomical.

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

Factors affecting our research and development (or R&D) expenses include, but are not limited to:

  The number of and the outcome of clinical trials currently being conducted by us and/or our collaborators.

For example, we have experienced an increase in R&D expenses in 2001 compared to 2000 due to the number of late-stage clinical trials being conducted by us and/or our collaborators.

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

For example, in January 2001, we entered into an agreement with OSI Pharmaceuticals, Inc. (or OSI) for the global co-development and commercialization of an anti-cancer drug, Tarceva, and paid OSI an upfront fee of $15.0 million for the purchase of in-process research and development (or IPR&D) which was recorded as R&D expense.

  As part of our strategy, we invest in R&D. R&D as a percent of revenues can fluctuate with the changes in future levels of revenue. Lower revenues can lead to more disciplined spending of R&D efforts.

  Future levels of revenue.

Roche Holdings, Inc., Our Controlling Stockholder, May Have Interests That Are Adverse to Other Stockholders

Roche as our majority stockholder, controls the outcome of actions requiring the approval of our stockholders. Our bylaws provide, among other things, that the composition of our board of directors shall consist of two Roche directors, three independent directors nominated by a nominating committee and one Genentech employee nominated by the nominating committee. As long as Roche owns in excess of 50% of our common stock, Roche directors will comprise two of the three members of the nominating committee. However, at any time until Roche owns less than 5% of our stock, Roche will have the right to obtain proportional representation on our board. Roche intends to continue to allow our current management to conduct our business and operations as we have done in the past. However, we cannot assure stockholders that Roche will not institute a new business plan in the future. Roche's interests may conflict with minority shareholder interests.

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

  Enable Roche to maintain its percentage ownership interest in our common stock.

  Call for us to establish a stock repurchase program designed to maintain Roche's percentage ownership interest in our common stock based on an established Minimum Percentage. For information regarding Minimum Percentage, see the "Relationship with Roche -- Roche's Ability to Maintain Its Percentage Ownership Interest in Our Stock" note in the Notes to Consolidated Financial Statements (Part II, Item 8). For more information on our stock repurchase program, see the "Capital Stock" note in the Notes to Consolidated Financial Statements (Part II, Item 8).

These provisions may have the effect of limiting our ability to make acquisitions and while the dollar amounts associated with the stock repurchase program cannot currently be estimated, these stock repurchases could have a material adverse impact on our liquidity, credit rating and ability to access additional capital in the financial markets.

Our Stockholders May Be Unable to Prevent Transactions That Are Favorable to Roche but Adverse to Us

Our certificate of incorporation includes provisions relating to:

  Competition by Roche with us.

  Offering of corporate opportunities.

  Transactions with interested parties.

  Intercompany agreements.

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

     Roche has the right to maintain its percentage ownership interest in our common stock. Our affiliation agreement with Roche provides that, among other things, we will establish a stock repurchase program designed to maintain Roche's percentage ownership in our common stock if we issue or sell any shares. This could have an effect on the number of shares we are able to grant under our stock option plans. We therefore cannot assure you that we will be able to attract or retain skilled personnel or maintain key relationships.

We Face Growing and New Competition

We face growing competition in two of our therapeutic markets and expect new competition in a third market. First, in the thrombolytic market, Activase has lost market share and could lose additional market share to Centocor's Retavase™ either alone or in combination with the use of another Centocor product, ReoPro® (abciximab) and to the use of mechanical reperfusion therapies to treat acute myocardial infarction; the resulting adverse effect on sales has been and could continue to be material. Retavase received approval from the FDA in October 1996 for the treatment of acute myocardial infarction. We expect that the use of mechanical reperfusion in lieu of thrombolytic therapy for the treatment of acute myocardial infarction will continue to grow.

     Second, in the growth hormone market, we continue to face increased competition from at least four other companies currently selling growth hormone. As a result of that competition, we have experienced a loss in market share. Four competitors have also received approval to market their existing human growth hormone products for additional indications. As a result of this competition, sales of our growth hormone products may decline, perhaps significantly.

     Third, in the non-Hodgkin's lymphoma market, Corixa Corporation has filed a revised BLA, for Bexxar™ (tositumomab and iodine I 131 tositumomab), which may potentially compete with our product Rituxan, and IDEC has received an approval letter from the FDA for Zevalin™ (ibritumomab tiuxetan), a product which could also potentially compete with Rituxan. Both Bexxar and Zevalin are radiolabeled molecules while Rituxan is not. We are also aware of other potentially competitive biologic therapies for non-Hodgkin's lymphoma in development.

Other Competitive Factors Could Affect Our Product Sales

Other competitive factors that could affect our product sales include, but are not limited to:

  The timing of FDA approval, if any, of competitive products.

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

For example, as described in the "Leases, Commitments and Contingencies" note in the Notes to Consolidated Financial Statements of Part II, Item 8, several companies have filed patent infringement lawsuits against us alleging that the manufacture, use and sale of certain of our products infringe their patents.

  The increasing use and development of alternate therapies.

For example, the overall size of the market for thrombolytic therapies, such as our Activase product, continues to decline as a result of the increasing use of mechanical reperfusion.

  The rate of market penetration by competing products.

For example, we have lost market share to new competitors in the thrombolytic and, in the past, growth hormone markets.

In Connection With the Redemption of Our Special Common Stock, We Recorded Substantial Goodwill and Other Intangibles, the Amortization or Impairment of Which May Adversely Affect Our Earnings

As a result of the redemption of our Special Common Stock, Roche owned all of our outstanding common stock. Consequently, push-down accounting under generally accepted accounting principles in the U.S. was required. Push-down accounting required us to establish a new accounting basis for our assets and liabilities, based on Roche's cost in acquiring all of our stock. In other words, Roche's cost of acquiring Genentech was "pushed down" to us and reflected on our financial statements. Push-down accounting required us to record goodwill of approximately $1,685.7 million and other intangible assets of $1,499.0 million on June 30, 1999. The other intangible assets are being amortized over their estimated useful lives ranging from 5 to 15 years. See the "Redemption of Our Special Common Stock" note in the Notes to Consolidated Financial Statements of Part II, Item 8, for further information on the useful lives of these intangible assets.

     Effective for fiscal years beginning after December 15, 2001, the adoption of Statement of Financial Accounting Standards (or FAS) No. 142 will require that goodwill not be amortized, but rather be subject to an impairment test at least annually. Separately identified and recognized intangible assets resulting from business combinations completed before July 1, 2001, that do not meet the new criteria under FAS 141 for separate recognition of intangible assets will be reclassified into goodwill upon adoption. In addition, the useful lives of recognized intangible assets acquired in transactions completed before July 1, 2001 will be reassessed and the remaining amortization periods adjusted accordingly. We will annually evaluate whether events and circumstances have occurred that indicate the remaining balance of goodwill and other intangible assets may not be recoverable. If our evaluation of the assets results in a possible impairment, we may have to reduce the carrying value of our intangible assets. This could have a material adverse effect on our financial condition and results of operations during the periods in which we recognize a reduction. We may have to write down intangible assets in future periods. For more information about push-down accounting, see the "Redemption of Our Special Common Stock" note in the Notes to Consolidated Financial Statements of Part II, Item 8. For more information regarding FAS 142 and 141, see "New Accounting Pronouncements Will Impact Our Financial Position and Results of Operations" below.

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

  Variations in Hoffmann-La Roche's sales and other licensees' sales of licensed products.

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

  Fluctuations in foreign currency exchange rates.

  The initiation of new contractual arrangements with other companies.

  Whether and when contract benchmarks are achieved.

  The failure of or refusal of a licensee to pay royalties.

  The expiration or invalidation of patents or licensed intellectual property.

  Decreases in licensees' sales of product due to competition, manufacturing difficulties or other factors that affect sales of product.

Protecting Our Proprietary Rights Is Difficult and Costly

The patent positions of pharmaceutical and biotechnology companies can be highly uncertain and involve complex legal and factual questions. Accordingly, we cannot predict the breadth of claims allowed in these companies' patents. Patent disputes are frequent and can preclude the commercialization of products. We have in the past been, are currently, and may in the future be, involved in material patent litigation. Our current patent litigation matters are discussed in the "Leases, Commitments and Contingencies" note in the Notes to Consolidated Financial Statements of Part II, Item 8. Patent litigation is costly in its own right and could subject us to significant liabilities to third parties. In addition, an adverse decision could force us to either obtain third-party licenses at a material cost or cease using the technology or product in dispute.

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

  Loss of, or changes to, previously obtained approvals.

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

     In April 2001, we issued an important drug notification regarding a separate defect in the manufacture of a Pulmozyme product lot which was causing a small puncture in a small number of ampules of the product. We suspended shipping the product upon discovery of this defect and recalled the few cases of the product lot that had been distributed. In July 2001, we passed a full inspection by the FDA Team Biologics confirming that Genentech is in a full state of manufacturing compliance.

     In addition, any prolonged interruption in the operations of our or our contractors' manufacturing facilities could result in cancellations of shipments or loss of product in the process of being manufactured. A number of factors could cause interruptions, including equipment malfunctions or failures, or damage to a facility due to natural disasters, including earthquakes as our South San Francisco facilities are located in an area where earthquakes could occur, rolling blackouts imposed by a utility or otherwise. Because our manufacturing processes and those of our contractors are highly complex and are subject to a lengthy FDA approval process, alternative qualified production capacity may not be available on a timely basis or at all. Difficulties or delays in our and our contractors' manufacturing of existing or new products could increase our costs, cause us to lose revenue or market share and damage our reputation.

Future Stock Repurchases Could Adversely Affect Our Cash Position

In November 2001, our Board of Directors authorized a stock repurchase program to repurchase up to $625.0 million of our common stock over the next 12 months. Purchases may be made in the open market or in privately negotiated transactions from time to time at management's discretion. We may also engage in transactions in other Genentech securities in conjunction with the repurchase program, including derivative securities.

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

  Developments concerning proprietary rights, including patents.

  Publicity regarding actual or potential medical results relating to products under development or being commercialized by us or our competitors.

  Regulatory developments concerning our products in the United States and foreign countries.

  Issues concerning the safety of our products or of biotechnology products generally.

  Economic and other external factors or a disaster or crisis.

  Period-to-period fluctuations in financial results.

Our Affiliation Agreement With Roche Could Adversely Affect Our Cash Position

Our affiliation agreement with Roche provides that we will establish a stock repurchase program designed to maintain Roche's percentage ownership interest in our common stock based on an established Minimum Percentage. For more information on our stock repurchase program, see the "Capital Stock" note in the Notes to Consolidated Financial Statements (Part II, Item 8). See the "Relationship with Roche -- Roche's Ability to Maintain Its Percentage Ownership Interest in Our Stock" note in the Notes to Consolidated Financial Statements of Part II, Item 8, for information regarding the Minimum Percentage.

     While the dollar amounts associated with these future stock repurchases cannot currently be estimated, these stock repurchases could have a material adverse effect on our cash position, and may have the effect of limiting our ability to use our capital stock as consideration for acquisitions.

Future Sales of Our Common Stock by Roche Could Cause the Price of Our Common Stock to Decline

As of December 31, 2001, Roche owned 306,594,352 shares of our common stock or 58.0% of our outstanding shares. All of our shares owned by Roche are eligible for sale in the public market subject to compliance with the applicable securities laws. We have agreed that, upon Roche's request, we will file one or more registration statements under the Securities Act in order to permit Roche to offer and sell shares of our common stock. Sales of a substantial number of shares of our common stock by Roche in the public market could adversely affect the market price of our common stock.

Other Risks

We generally deal with some hazardous materials in connection with our research and manufacturing activities. In the event such hazardous materials are stored, handled or released into the environment in violation of law or any permit, we could be subject to loss of our permits, government fines or penalties and/or other adverse governmental action. The levy of a substantial fine or penalty, the payment of significant environmental remediation costs or the loss of a permit or other authorization to operate or engage in our ordinary course of business could materially adversely affect our business.

We Are Exposed to Market Risk

We are exposed to market risk, including changes to interest rates, foreign currency exchange rates and equity investment prices. To reduce the volatility relating to these exposures, we enter into various derivative hedging transactions pursuant to our investment and risk management policies and procedures. We do not use derivatives for speculative purposes.

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

     The estimated exposures discussed below are intended to measure the maximum amount we could lose from adverse market movements in interest rates, foreign currency exchange rates and equity investment prices, given a specified confidence level, over a given period of time. Loss is defined in the value at risk estimation as fair market value loss. The exposures to interest rate, foreign currency exchange rate and equity investment price changes are calculated based on proprietary modeling techniques from a Monte Carlo simulation value at risk model using a 30-day holding period and a 95% confidence level. The value at risk model assumes non-linear financial returns and generates potential paths various market prices could take and tracks the hypothetical performance of a portfolio under each scenario to approximate its financial return. The value at risk model takes into account correlations and diversification across market factors, including interest rates, foreign currencies and equity prices. Market volatilities and correlations are based on J.P. Morgan Riskmetrics™ dataset as of December 31, 2001.

Our Interest Income is Subject to Fluctuations in Interest Rates
 Our material interest-bearing assets, or interest-bearing portfolio, consisted of cash, cash equivalents, restricted cash, short-term investments and long-term investments. The balance of our interest bearing portfolio was $2,337.6 million or 33% of total assets at December 31, 2001. Interest income related to this portfolio was $130.5 million or 6% of total revenues. Our interest income is sensitive to changes in the general level of interest rates, primarily U.S. interest rates. In this regard, changes in U.S. interest rates affect the interest bearing portfolio. To mitigate the impact of fluctuations in U.S. interest rates, for a portion of our portfolio, we have entered into swap transactions which involve the receipt of fixed rate interest and the payment of floating rate interest without the exchange of the underlying principal.

     Based on our overall interest rate exposure at December 31, 2001, including derivative and other interest rate sensitive instruments, a near-term change in interest rates, within a 95% confidence level based on historical interest rate movements could result in a potential loss in fair value of our interest rate sensitive instruments of $32.2 million. At December 31, 2000 and at December 31, 1999, we estimated that the potential losses in fair value of our interest rate sensitive instruments were not material.

We Are Exposed to Risks Relating to Foreign Currency Exchange Rates and Foreign Economic Conditions
 We receive royalty revenues from licensees selling products in countries throughout the world. As a result, our financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which our licensed products are sold. We are exposed to changes in exchange rates in Europe, Asia (primarily Japan) and Canada. Our exposure to foreign exchange rates primarily exists with the Swiss franc. When the dollar strengthens against the currencies in these countries, the dollar value of non-dollar-based revenue decreases; when the dollar weakens, the dollar value of the non-dollar-based revenues increases. Accordingly, changes in exchange rates, and in particular a strengthening of the dollar, may adversely affect our royalty revenues as expressed in dollars. Exchange rate exposures on these royalties are being offset by expenses arising from our foreign manufacturing facility as well as non-dollar expenses incurred in our collaborations. Currently, our foreign royalty revenues exceed our expenses. In addition, as part of our overall investment strategy, a portion of our portfolio is primarily in non-dollar denominated investments. As a result, we are exposed to changes in the exchange rates of the countries in which these non-dollar denominated investments are made.

     To mitigate our net foreign exchange exposure, our policy allows us to hedge certain of our anticipated royalty revenues by purchasing option contracts with expiration dates and amounts of currency that are based on 25% to 90% of probable future revenues so that the potential adverse impact of movements in currency exchange rates on the non-dollar denominated revenues will be at least partly offset by an associated increase in the value of the option. Currently, the term of these options is generally one to three years. To hedge the non-dollar expenses arising from our foreign manufacturing facility, we may enter into forward contracts to lock in the dollar value of a portion of these anticipated expenses.

     Based on our overall currency rate exposure at December 31, 2001, 2000 and 1999, including derivative and other foreign currency sensitive instruments, a near-term change in currency rates within a 95% confidence level based on historical currency rate movements would not materially affect the fair value of our foreign currency sensitive instruments.

Our Investments in Equity Securities Are Subject to Market Risks
 As part of our strategic alliance efforts, we invest in equity instruments of biotechnology companies. Our biotechnology equity investment portfolio totaled $583.9 million or 8% of total assets at December 31, 2001. These investments are subject to fluctuations from market value changes in stock prices. For example, in the first quarter of 2001, we recorded a significant charge on the write down of an equity security investment that had an other than temporary impairment.

     To mitigate the risk of market value fluctuation, certain equity securities are hedged with zero-cost collars and forward contracts. A zero-cost collar is a purchased put option and a written call option in which the cost of the purchased put and the proceeds of the written call offset each other; therefore, there is no initial cost or cash outflow for these instruments at the time of purchase. The purchased put protects us from a decline in the market value of the security below a certain minimum level (the put "strike" level), while the call effectively limits our potential to benefit from an increase in the market value of the security above a certain maximum level (the call "strike" level). A forward contract is a derivative instrument where we lock-in the termination price we receive from the sale of stock based on a pre-determined spot price. The forward contract protects us from a decline in the market value of the security below the spot price and limits our potential benefit from an increase in the market value of the security above the spot price. Throughout the life of the contract, we receive interest income based on the notional amount and a floating-rate index. In addition, as part of our strategic alliance efforts, we hold dividend-bearing convertible preferred stock and have made interest-bearing loans that are convertible into the equity securities of the debtor.

     Based on our overall exposure to fluctuations from market value changes in marketable equity prices at December 31, 2001, a near-term change in equity prices within a 95% confidence level based on historic volatilities could result in a potential loss in fair value of our equity securities portfolio of $22.7 million. We estimated that the potential loss in fair value of our equity securities portfolio was $94.0 million at December 31, 2000 and $43.2 million at December 31, 1999.

We Are Exposed to Credit Risk of Counterparties
 We could be exposed to losses related to the financial instruments described above should one of our counterparties default. We attempt to mitigate this risk through credit monitoring procedures.

New Accounting Pronouncements Will Impact Our Financial Position and Results of Operations

In June 2001, the Financial Accounting Standards Board (or FASB) issued FAS 141 on Business Combinations and FAS 142 on Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. FAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and also specifies the criteria for the recognition of intangible assets separately from goodwill. Under the new rules, goodwill will no longer be amortized but will be subject to an impairment test at least annually. Separately identified and recognized intangible assets resulting from business combinations completed before July 1, 2001 that do not meet the new criteria for separate recognition of intangible assets will be subsumed in goodwill upon adoption. FAS 141 specifically identified assembled workforce as an intangible asset that is not to be recognized apart from goodwill. Other intangible assets that meet the new criteria will continue to be amortized over their useful lives.

     We will apply the new rules on accounting for goodwill and other intangible assets on January 1, 2002. The adoption of FAS 141 and 142 is not expected to have a significant impact on our financial position at transition. We expect that the cessation of goodwill amortization and the amortization of our trained and assembled workforce intangible asset (net of related taxes) will increase reported net income by approximately $150.0 million (or $0.28 per share) in 2002. We performed an impairment test of goodwill as of January 1, 2002 and will not record an impairment charge at transition. We will continue to monitor the fair value of our goodwill through the annual impairment tests.

     There may be potential new accounting pronouncements or regulatory rulings which may have an impact on our future results of operations and financial position.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Refer to the section labeled "Forward-Looking Information and Cautionary Factors That May Affect Future Results-We Are Exposed to Market Risk" of Part II, Item 7.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders of Genentech, Inc.

We have audited the accompanying consolidated balance sheets of Genentech, Inc. as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 2001 and 2000, and for the period from June 30, 1999 to December 31, 1999 (all "New Basis"). We have also audited the related consolidated statements of operations, stockholders' equity and cash flows for the period from January 1, 1999 to June 30, 1999, ("Old Basis"). Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of Genentech, Inc.'s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Genentech, Inc. at December 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for the years ended December 31, 2001 and 2000, the period from June 30, 1999 to December 31, 1999 and the period from January 1, 1999 to June 30, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in the notes to the consolidated financial statements, in 2001 the Company changed its method of accounting for derivative instruments and hedging activities, and in 2000 changed its method of accounting for revenue recognition.

/s/ Ernst & Young LLP

Palo Alto, California
January 15, 2002,
except for the note titled
Subsequent Event, as
to which the date is
February 26, 2002

REPORT OF MANAGEMENT

Genentech, Inc. is responsible for the preparation, integrity and fair presentation of its published financial statements. We have prepared the financial statements in accordance with accounting principles generally accepted in the United States. As such, the statements include amounts based on judgments and estimates made by management. We also prepared the other information included in the annual report on Form 10-K and are responsible for its accuracy and consistency with the financial statements.

     The financial statements have been audited by the independent auditing firm, Ernst & Young LLP, which was given unrestricted access to all financial records and related data, including minutes of all meetings of stockholders, the Board of Directors and committees of the Board. We believe that all representations made to the independent auditors during their audit were valid and appropriate. Ernst & Young LLP's audit report is included in this annual report on Form 10-K.

     Systems of internal accounting controls, applied by operating and financial management, are designed to provide reasonable assurance as to the integrity and reliability of the financial statements and reasonable, but not absolute, assurance that assets are safeguarded from unauthorized use or disposition, and that transactions are recorded according to management's policies and procedures. We continually review and modify these systems, where appropriate, to maintain such assurance. Through our general audit activities, the adequacy and effectiveness of the systems and controls are reviewed and the resultant findings are communicated to management and the Audit Committee of the Board of Directors.

     The selection of Ernst & Young LLP as our independent auditors has been approved by our Board of Directors and ratified by the stockholders. The Audit Committee of the Board of Directors is composed of three non-management directors who meet regularly with management, the independent auditors and the general auditor, jointly and separately, to review the adequacy of internal accounting controls and auditing and financial reporting matters to ascertain that each is properly discharging its responsibilities.

/s/ ARTHUR D. LEVINSON, PH.D.	/s/ LOUIS J. LAVIGNE, JR.	/s/ JOHN M. WHITING
Arthur D. Levinson, Ph.D. Chairman, President and Chief Executive Officer	Louis J. Lavigne, Jr. Executive Vice President and Chief Financial Officer	John M. Whiting Vice President, Controller and Chief Accounting Officer

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended December 31,
	2001	2000	1999
			New Basis (June 30 to December 31)(1)	| | | |	Old Basis (January 1 to June 30)(1)
Revenues				|
Product sales (including amounts from related party: 2001-$76,290; 2000-$67,392; 1999-$41,324)	$1,742,897	$1,278,344	$535,671	| |	$503,424
Royalties (including amounts from related party: 2001-$87,854; 2000-$46,795; 1999-$42,528)	264,475	207,241	96,666	| |	92,604
Contract and other (including amounts from related party: 2001-$5,754; 2000-$3,506; 1999-$17,170)	74,361	160,363	26,398	| |	56,844
Interest income	130,544	90,408	45,049	| |	44,385
Total revenues	2,212,277	1,736,356	703,784	|	697,257
Cost and expenses				|
Cost of sales (including amounts from related party: 2001-$63,761; 2000-$56,674; 1999-$36,267)	354,442	364,892	187,145	| |	98,404
Research and development (including contract related: 2001-$9,434; 2000-$25,709; 1999-$18,366)	526,230	489,879	182,387	| |	184,951
Marketing, general and administrative	474,410	368,224	210,548	|	183,109
Collaboration profit sharing	246,657	128,812	42,808	|	31,464
Special charges:				|
Related to redemption	-	-	1,207,700	|	-
Legal settlements	-	-	180,008	|	50,000
Recurring charges related to redemption	321,816	375,300	197,742	|	-
Interest expense	5,736	5,276	2,641	| |	2,719
Total costs and expenses	1,929,291	1,732,383	2,210,979	|	550,647
Income (loss) before taxes and cumulative effect of accounting change	282,986	3,973	(1,507,195)	| |	146,610
Income tax provision (benefit)	127,112	20,414	(262,083)	| |	58,974
Income (loss) before cumulative effect of accounting change	155,874	(16,441)	(1,245,112)	|	87,636
Cumulative effect of accounting change, net of tax	(5,638)	(57,800)	-	| |	-
Net income (loss)	$150,236	$(74,241)	$(1,245,112)	| |	$87,636
				|
Earnings (loss) per share:				|
Basic:				|
Earnings (loss) before cumulative effect of accounting change	$0.30	$(0.03)	$(2.43)	| |	$0.17
Cumulative effect of accounting change, net of tax	(0.01)	(0.11)	-	| |	-
Net earnings (loss) per share	$0.29	$(0.14)	$(2.43)	| |	$0.17
Diluted:				|
Earnings (loss) before cumulative effect of accounting change	$0.29	$(0.03)	$(2.43)	| |	$0.16
Cumulative effect of accounting change, net of tax	(0.01)	(0.11)	-	| |	-
Net earnings (loss) per share	$0.28	$(0.14)	$(2.43)	| |	$0.16
Weighted-average shares used to compute basic earnings (loss) per share:	527,022	522,179	513,352	| | |	512,368
Weighted-average shares used to compute diluted earnings (loss) per share:	535,291	522,179	513,352	| | |	531,868
Pro forma amounts assuming the new revenue recognition policy was applied retroactively (unaudited):				| | |
Net income (loss)	-	$(16,441)	$(1,248,632)	| |	$79,916

(1)  All amounts related to the Redemption of our Special Common Stock transaction are reflected in the New Basis presentation.

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Increase (Decrease) in Cash and Cash Equivalents
	Year Ended December 31,
	2001	2000	1999
			New Basis (June 30 to December 31)(1)	| | | |	Old Basis (January 1 to June 30)(1)
Cash flows from operating activities:				|
Net income (loss)	$150,236	$(74,241)	$(1,245,112)	|	$87,636
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:				| |
Depreciation and amortization	428,091	463,004	236,365	|	44,317
In-process research and development	-	-	752,500	|	-
Non-cash compensation related to stock options, net of tax	-	-	119,153	| |	-
Deferred income taxes	12,853	(235,315)	(143,371)	|	(924)
Gain on sales of securities available-for-sale	(30,001)	(132,307)	(7,092)	|	(12,283)
Loss on sales of securities available-for-sale	2,011	3,957	884	|	921
Write-down of securities available-for-sale	27,504	4,800	4,955	|	8,467
Write-down of nonmarketable securities	-	-	-	|	432
Loss (gain) on fixed asset dispositions	4,211	1,123	902	|	(16)
Changes in assets and liabilities:				|
Investments in trading securities	(85,712)	(20,963)	(5,215)	|	(4,944)
Receivables and other current assets	(43,008)	(65,330)	(32,350)	|	(38,644)
Inventories, including inventory write-up effect	(91,116)	9,415	49,228	|	10,333
Accounts payable, other current liabilities and other long-term liabilities	105,558	239,388	138,135	| | |	28,277
Net cash provided by (used in) operating activities	480,627	193,531	(131,018)	|	123,572
Cash flows from investing activities:				|
Purchases of securities held-to-maturity	-	-	-	|	(186,612)
Proceeds from maturities of securities held-to-maturity	-	-	136,140	|	150,357
Purchases of securities available-for-sale	(1,559,230)	(560,405)	(294,814)	|	(300,254)
Proceeds from sales of securities available-for-sale	1,084,546	574,145	369,311	|	257,752
Purchases of nonmarketable equity securities	(5,830)	(5,663)	(13,781)	|	(39,177)
Capital expenditures	(213,351)	(112,681)	(53,495)	|	(41,513)
Change in other assets	(10,105)	(55,604)	(62,430)	|	38,879
Transfer to restricted cash included in other long-term assets	-	-	-	| | |	(56,600)
Net cash (used in) provided by investing activities	(703,970)	(160,208)	80,931	|	(177,168)
Cash flows from financing activities:				|
Stock issuances	106,866	180,379	95,912	|	64,291
Stock repurchases	(39,704)	-	-	| |	-
Net cash provided by financing activities	67,162	180,379	95,912	| |	64,291
Net (decrease) increase in cash and cash equivalents	(156,181)	213,702	45,825	|	10,695
Cash and cash equivalents at beginning of period	551,384	337,682	291,857	| |	281,162
Cash and cash equivalents at end of period	$395,203	$551,384	$337,682	| |	$291,857
Supplemental cash flow data:				|
Cash paid during the year for:				|
Interest	$7,493	$7,493	$-	|	$7,500
Income taxes paid (received)	36,450	(5,005)	2,842	|	15,898
Stock received as consideration for outstanding loans	6,490	5,000	16,000	|	-

(1)  All amounts related to the Redemption of our Special Common Stock transaction are reflected in the New Basis presentation.

See Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except par value)

	December 31,
	2001	2000
Assets:
Current assets:
Cash and cash equivalents	$395,203	$551,384
Short-term investments	952,875	642,475
Accounts receivable - trade (net of allowances of: 2001- $17,337; 2000-$14,126)	193,203	162,121
Accounts receivable - other (net of allowances of: 2001-$5,005; 2000-$3,184)	55,270	63,262
Accounts receivable - related party	54,825	36,299
Inventories	356,946	265,830
Deferred tax assets	139,567	40,619
Prepaid expenses and other current assets	61,463	31,432
Total current assets	2,209,352	1,793,422
Long-term marketable securities	1,468,450	1,265,515
Property, plant and equipment, net	865,668	752,892
Goodwill (net of accumulated amortization of: 2001-$996,779; 2000-$843,494)	1,302,493	1,455,778
Other intangible assets (net of accumulated amortization of: 2001-$1,459,285; 2000-$1,282,090)	1,113,299	1,280,359
Other long-term assets	175,585	168,458
Total assets	$7,134,847	$6,716,424

Liabilities and stockholders' equity:
Current liabilities:
Short-term debt	$149,692	$-
Accounts payable	33,348	39,114
Accrued liabilities - related parties	45,259	12,265
Deferred revenue	19,543	15,433
Other accrued liabilities	403,913	386,480
Total current liabilities	651,755	453,292
Long-term debt	-	149,692
Deferred tax liabilities	447,809	349,848
Deferred revenue	68,033	87,600
Other long-term liabilities	47,431	1,789
Total liabilities	1,215,028	1,042,221

Commitments and contingencies

Stockholders' equity:
Preferred stock, $0.02 par value; authorized: 100,000,000 shares; none issued	-	-
Common stock, $0.02 par value; authorized: 1,200,000,000 shares; outstanding: 2001-528,313,286 and 2000-525,476,771	10,566	10,510
Additional paid-in capital	6,794,831	6,651,428
Accumulated deficit, since June 30, 1999	(1,197,300)	(1,319,353)
Accumulated other comprehensive income	311,722	331,618
Total stockholders' equity	5,919,819	5,674,203
Total liabilities and stockholders' equity	$7,134,847	$6,716,424

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)

	Shares
Old Basis(1)	Special Common Stock	Common Stock	Special Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Total
Balance December 31, 1998	201,975	306,484	$4,040	$6,130	$1,581,362	$693,050	$59,263	$2,343,845
Period from January 1 to June 30, 1999:
Comprehensive income
Net income						87,636		87,636
Changes in unrealized (loss) on securities available-for-sale, net of tax							(1,158)	(1,158)
Comprehensive income								86,478
Issuance of stock upon exercise of options	5,085		102		51,613			51,715
Issuance of stock under employee stock plan	1,014		20		12,557			12,577
Income tax benefits realized from employee stock option exercises	6,162					6,162
Balance June 30, 1999	208,074	306,484	$4,162	$6,130	$1,651,694	$780,686	$58,105	$2,500,777
New Basis (Effective June 30, 1999)(1)
Period from June 30 to December 31, 1999:
Push-down accounting:
Redemption of Special Common Stock and related issuance of Common Stock	(208,074)	202,710	$(4,162)	$4,054	$5,361,972	$-	$(20,337)	$5,341,527
Eliminate Retained earnings (Old Basis)					780,686	(780,686)		-
Adjustments related to the 1990 through 1997 purchase period:
In-process research and development					(500,500)			(500,500)
Amortization of goodwill, intangibles and fair value adjustment to inventories, net of tax					(1,221,644)			(1,221,644)
Comprehensive loss
Net loss						(1,245,112)		(1,245,112)
Changes in unrealized gain on securities available-for-sale, net of tax							221,731	221,731
Comprehensive loss								(1,023,381)
Issuance of stock upon exercise of options		6,551		131	90,056			90,187
Issuance of stock under employee stock plan		476		9	6,057			6,066
Income tax benefits realized from employee stock option exercises					76,825	76,825
Balance December 31, 1999	-	516,221	$-	$10,324	$6,245,146	$(1,245,112)	$259,499	$5,269,857
Comprehensive loss
Net loss						(74,241)		(74,241)
Changes in unrealized gain on securities available-for-sale, net of tax							72,119	72,119
Comprehensive loss								(2,122)
Issuance of stock upon exercise of options		8,259		166	148,241			148,407
Issuance of stock under employee stock plan		997		20	31,968			31,988
Income tax benefits realized from employee stock option exercises	226,073					226,073
Balance December 31, 2000	-	525,477	$-	$10,510	$6,651,428	$(1,319,353)	$331,618	$5,674,203
Comprehensive income
Net income						150,236		150,236
Changes in unrealized (loss) on securities available-for-sale, net of tax							(27,741)	(27,741)
Cumulative effect of adopting FAS 133, net of tax							5,020
Changes in fair value of derivatives, net of tax							5,757
Derivative gains reclassified from other comprehensive income, net of tax							(2,932)	7,845
Comprehensive income								130,340
Issuance of stock upon exercise of options		2,898		57	71,538			71,595
Issuance of stock under employee stock plan		838		17	35,254			35,271
Repurchase of common stock		(900)		(18)	(11,503)	(28,183)		(39,704)
Income tax benefits realized from employee stock option exercises	48,114					48,114
Balance December 31, 2001	-	528,313	$-	$10,566	$6,794,831	$(1,197,300)	$311,722	$5,919,819

(1)  All amounts related to the Redemption of our Special Common Stock transaction are reflected in the New Basis presentation.

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In this Annual Report, "Genentech," "we," "us" and "our" refer to Genentech, Inc. "Common Stock" refers to Genentech's common stock, par value $0.02 per share, "Special Common Stock" refers to Genentech's callable putable common stock, par value $0.02 per share and "Redeemable Common Stock" refers to Genentech's redeemable common stock, par value $0.02 per share.

DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Genentech is a leading biotechnology company using human genetic information to discover, develop, manufacture and market human pharmaceuticals that address significant unmet medical needs. Fifteen of the approved products of biotechnology stem from or are based on our science. We manufacture and market ten protein-based pharmaceuticals, and license several additional products to other companies.

Basis of Presentation
 On June 30, 1999, we redeemed all of our outstanding Special Common Stock held by stockholders other than Roche Holdings, Inc. (or Roche) with funds deposited by Roche for that purpose. This event, referred to as the "Redemption" in this report, caused Roche to own 100% of the outstanding common stock of Genentech on that date. The Redemption of our Special Common Stock on June 30, 1999 was reflected as a purchase of a business which, under U.S. generally accepted accounting principles, required push-down accounting to reflect in our financial statements the amounts paid for our stock in excess of our net book value. The Redemption created our New Basis of accounting. The Redemption was effective as of June 30, 1999, however, the transaction was reflected as of the end of the day on June 30, 1999 in the financial statements. As such, the "Old Basis" and "New Basis" are presented separately in the consolidated financial statements and notes to consolidated financial statements where applicable. Accordingly, the Old Basis reflects the period January 1 through June 30, 1999, and the New Basis reflects the period from June 30 through December 31, 1999, and all subsequent periods.

     On July 23, 1999, October 26, 1999, and March 29, 2000, Roche completed public offerings of our Common Stock. We did not receive any of the net proceeds from these offerings. On January 19, 2000, Roche completed an offering of zero-coupon notes that are exchangeable for an aggregate of approximately 13.0 million shares of our Common Stock held by Roche. Roche's percentage ownership of our outstanding Common Stock was 58.0% at December 31, 2001.

Principles of Consolidation
 The consolidated financial statements include the accounts of Genentech and all subsidiaries. Material intercompany balances and transactions are eliminated.

Use of Estimates
 The preparation of our financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. Actual results could differ from those estimates.

Change in Accounting Principles
 On January 1, 2001, we adopted statement of Financial Accounting Standards (or FAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" as amended by FAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." FAS 133 requires us to recognize all derivatives on the balance sheet at fair value. Derivatives that are not designated as hedges must be adjusted to fair value through earnings. If the derivative is designated and qualifies as a hedge, depending on the nature of the hedge, changes in the fair value of the derivative are either offset against the change in fair value of assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The adoption of FAS 133 resulted in a $5.6 million charge, net of tax, ($0.01 per share) as a cumulative effect of an accounting change and the recognition of $6.0 million in gains, net of tax, ($0.01 per share) related to the change in the time value of certain hedging instruments in the statement of operations, and an increase of $5.0 million, net of tax, in other comprehensive income.

We previously recognized non-refundable, upfront product license fees as revenue when the technology was transferred and when all of our significant contractual obligations relating to the fees had been fulfilled. Effective January 1, 2000, we changed our method of accounting for non-refundable upfront product license fees and certain guaranteed payments to recognize such fees over the term of the related development collaboration when, at the execution of the agreement, the development period involves significant risk due to the incomplete stage of the product's development, or over the period of manufacturing obligation when, at the execution of the agreement, the product is approved for marketing, or nearly approvable, and development risk has been substantially eliminated. Deferred revenue related to manufacturing obligations will be recognized on a straight-line basis over the longer of the contractual term of the manufacturing obligation or the expected period over which we will supply the product. We believe the change in accounting principle is preferable based on guidance provided in the Securities and Exchange Commission's, or SEC, Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements."

     The cumulative effect of the change in accounting principle was reported as a charge in the year ended December 31, 2000. The cumulative effect was initially recorded as deferred revenue that will be recognized as revenue over the remaining term of the research and development collaboration or distribution agreements, as appropriate. For the year ended December 31, 2000, the impact of the change in accounting was to increase net loss by $52.6 million, or $0.10 per share, comprised of the $57.8 million cumulative effect of the change (net of tax impact) as described above ($0.11 per share), net of $5.2 million of the related deferred revenue (less related tax impact of $3.4 million) that was recognized as revenue during the year ($0.01 per share). The remainder of the related deferred revenue of $90.7 million will be recognized in 2001 through 2019. Pro forma amounts of net income (loss) and related per share amounts, assuming retroactive application of the accounting change for all periods presented, are as follows (in thousands, except per share amounts):
	2001	2000	1999
As Reported:
Net income (loss)	-	$(74,241)	$(1,157,476)
Net income (loss) per share - diluted	-	$(0.14)	$(2.26)
Pro forma amounts with the change in accounting principle related to revenue recognition applied retroactively (unaudited):
Net income (loss)	-	$(16,441)	$(1,168,716)
Net income (loss) per share - diluted	-	$(0.03)	$(2.28)

Cash and Cash Equivalents
 We consider all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Short-Term Investments and Long-Term Marketable Securities
 We invest our excess cash balances in short-term and long-term marketable securities, primarily corporate notes, certificates of deposit, preferred stock, asset-backed securities and municipal bonds. As part of our strategic alliance efforts, we may also invest in equity securities, dividend bearing convertible preferred stock and interest bearing convertible debt of other biotechnology companies. All of our equity investments represent less than a 20% ownership position. Marketable equity securities are accounted for as available-for-sale investment securities as described below. Nonmarketable equity securities and convertible debt are carried at cost. We periodically monitor the liquidity and financing activities of these entities to determine if impairment write downs are required. We had investments of $48.4 million at December 31, 2001, and $48.5 million at December 31, 2000, in convertible debt of various biotechnology companies.

Investment securities are classified into one of three categories: held-to-maturity, available-for-sale or trading. Securities are considered held-to-maturity when we have the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost, including adjustments for amortization of premiums and accretion of discounts. Securities are considered trading when bought principally for the purpose of selling in the near term. These securities are recorded as short-term investments and are carried at market value. Unrealized holding gains and losses on trading securities are included in interest income. Securities not classified as held-to-maturity or as trading are considered available-for-sale. These securities are recorded as either short-term investments or long-term marketable securities and are carried at market value with unrealized gains and losses included in accumulated other comprehensive income in stockholders' equity. If a decline in the fair value of a marketable equity security is below its cost for two consecutive quarters or if the decline is due to a significant adverse event, it is considered to be an other than temporary decline. Accordingly, the marketable equity security is written down to estimated fair value with a charge to marketing, general and administrative expenses. Other than temporary declines in fair value on short-term and long-term investments are charged against interest income. The cost of all securities sold is based on the specific identification method. We recognized expense of $27.5 million in 2001, $4.8 million in 2000 and $13.4 million in 1999 as a result of charges related to other than temporary declines in the fair values of certain of our investments.

Derivative Instruments
 We use derivatives to partially offset our market exposure to fluctuations in foreign currencies, U.S. interest rates and marketable equity investments. We record all derivatives on the balance sheet at fair value. For derivative instruments that are designated and qualify as a fair value hedge (i.e., hedging the exposure to changes in the fair value of an asset or a liability or an identified portion thereof that is attributable to a particular risk), the gain or loss on the derivative instrument, as well as the offsetting loss or gain on the hedged item attributable to the hedged risk, is recognized in current earnings during the period of the change in fair values. For derivative instruments that are designated and qualify as a cash flow hedge (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Any gain or loss on the derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged transaction, if any, is recognized in current earnings during the period of change. For derivative instruments not designated as hedging instruments, the gain or loss is recognized in current earnings during the period of change. See the "Derivative Financial Instruments" note below for further information on our accounting for derivatives.

Inventories
 Inventories are stated at the lower of cost or market. Cost is determined using a weighted-average approach which approximates the first-in first-out method. If the cost of the inventories exceeds their expected market value, provisions are recorded currently for the difference between the cost and the market value. These provisions are determined based on significant estimates. Inventories consist of currently marketed products and pre-launch product candidates, which we expect to commercialize in the near term.

     Inventories increased in 2001 primarily due to higher pre-launch inventories of Xolair and Xanelim and higher Herceptin inventories. Inventories in 2000 decreased from 1999 primarily due to the effect of the Redemption and push-down accounting, offset by increases in inventory production. As a result of push-down accounting, we recorded $186.2 million related to the write up of inventory to its then fair value, of which we recognized in cost of sales $92.8 million in 2000 and $93.4 million in 1999 upon the sale of inventory. In anticipation of the launch of Xolair, we have produced approximately $77.2 million of Xolair inventory, of which $42.3 million has been paid by our collaborator, Novartis Pharmaceuticals Corporation, or covered by inventory provisions. Due to the launch delay of Xolair, we will continually assess the realizability of our

Xolair inventory based on an expected U.S. Food and Drug Administration (or FDA) approval date and forecasted sales. Inventories at December 31, 2001 and 2000 are summarized below (in thousands):
	2001	2000
Raw materials and supplies	$23,633	$17,621
Work in process	299,717	233,121
Finished goods	33,596	15,088
Total	$356,946	$265,830

Property, Plant and Equipment
 The costs of buildings and equipment are depreciated using the straight-line method over the following estimated useful lives of the assets:
Useful Lives
Buildings	25 years
Certain manufacturing equipment	15 years
Other equipment	4 or 8 years
Leasehold improvements	length of applicable lease

The costs of repairs and maintenance are expensed as incurred. Capitalized interest on construction-in-progress is included in property, plant and equipment. The repairs and maintenance expenses and capitalized interest were as follows (in millions):
	2001	2000	1999
Repairs and maintenance expenses	$52.8	$42.1	$39.9
Capitalized interest	1.8	2.2	2.1

Property, plant and equipment balances at December 31, 2001 and 2000 are summarized below (in thousands):
	2001	2000
At cost:
Land	$125,029	$90,274
Buildings	402,473	392,119
Equipment	788,198	761,696
Leasehold improvements	30,632	18,456
Construction-in-progress	155,563	94,679
	1,501,895	1,357,224
Less: accumulated depreciation and amortization	636,227	604,332
Net property, plant and equipment	$865,668	$752,892

Depreciation expense was $96.3 million in 2001, $88.8 million in 2000 and $80.9 million in 1999.

FDA Validation Costs
 FDA validation costs are capitalized as part of the effort required to acquire and construct long-lived assets, including readying them for their intended use, and are amortized over the estimated useful life of the asset or the term of the lease, whichever is shorter.

Goodwill
 Goodwill represents the difference between the purchase price and the fair value of the net assets when accounted for by the purchase method of accounting arising from Roche's purchases of our Special Common Stock and push-down accounting. Goodwill is amortized on a straight-line basis over 15 years. See also the "New Accounting Pronouncements" section below.

Other Intangible Assets
 Other intangible assets arising from Roche's purchases of our Special Common Stock and push-down accounting are amortized over their estimated useful lives ranging from five to 15 years. Costs of patents and patent applications related to products and processes of significant importance to us are capitalized and amortized on a straight-line basis over their estimated useful lives of approximately 12 years. Other intangible assets are generally amortized on a straight-line basis over their estimated useful lives.

Other Long-Term Assets
 Under certain lease agreements, we may be required from time to time to set aside cash as collateral. At December 31, 2001 and 2000, other long-term assets included $56.6 million of restricted cash related to such lease agreements.

Impairment of Long-Lived Assets
 Long-lived assets and certain identifiable intangible assets to be held and used are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. In the event that such cash flows are not expected to be sufficient to recover the carrying amount of the assets, the assets are written down to their estimated fair values. Long-lived assets and certain identifiable intangible assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. See "New Accounting Pronouncements" below.

Revenue Recognition

Product Sales
 We recognize revenue from product sales when there is persuasive evidence that an arrangement exists, delivery has occurred, the price is fixed, and determinable and collectibility is reasonably assured. Allowances are established for estimated uncollectible amounts, product returns and discounts.

Royalty Revenue
 Royalties from licensees are based on third-party sales of licensed products or technologies and recorded as earned in accordance with contract terms when third-party results are reliably measured and collectibility is reasonably assured. Royalty estimates are made in advance of amounts collected using historical and forecasted trends.

     We receive royalties on sales of rituximab, outside of the U.S. (excluding Japan), on sales of Pulmozyme and Herceptin outside of the U.S. and on sales of certain of our products in Canada from F. Hoffmann-La Roche Ltd, a subsidiary of Roche (or Hoffmann-La Roche). See "Relationship With Roche" note below for further discussion.

     We receive royalties on sales of growth hormone, tissue-plasminogen activator and tenecteplase products outside of the U.S. and Canada through other licensees. We also receive worldwide royalties on additional licensed products that are marketed by other companies.

Contract Revenue
 Contract revenue for research and development (or R&D) is recorded as earned based on the performance requirements of the contract. Non-refundable contract fees for which no further performance obligations exist, and there is no continuing involvement by Genentech, are recognized on the earlier of when the payments are received or when collection is assured.

     Revenue from non-refundable upfront license fees and certain guaranteed payments where we continue involvement through development collaboration or an obligation to supply product is recognized ratably over the development period when, at the execution of the agreement, the development period involves significant risk due to the incomplete stage of the product's development, or over the period of the manufacturing obligation, when, at the execution of the agreement, the product is approved for marketing, or nearly approvable, and development risk has been substantially eliminated. Deferred revenues related to manufacturing obligations are recognized on a straight-line basis over the longer of the contractual term of the manufacturing obligation or the expected period over which we will supply the product.

     Revenue associated with performance milestones is recognized based upon the achievement of the milestones, as defined in the respective agreements. Revenue under R&D cost reimbursement contracts is recognized as the related costs are incurred.

     Advance payments received in excess of amounts earned are classified as deferred revenue until earned.

Research and Development Expenses
 Research and development (or R&D) expenses include related salaries, contractor fees, building costs, utilities, administrative expenses and allocations of corporate costs. R&D expenses consist of independent R&D costs and costs associated with collaborative R&D and in-licensing arrangements. In addition, we fund R&D at other companies and research institutions under agreements, which are generally cancelable. R&D expenses also include activities such as product registries and investigator sponsored trials. All such costs are charged to R&D expense as incurred.

Collaboration Profit Sharing
 Collaboration profit sharing includes primarily the net operating profit sharing with IDEC Pharmaceuticals Corporation on Rituxan sales, and the sharing of costs with collaborators related to the commercialization of future products.

Royalty Expenses
 Royalty expenses directly related to product sales are classified in cost of sales. Other royalty expenses, relating to royalty revenue, totaled $59.5 million in 2001, $34.4 million in 2000, and $39.0 million in 1999 and are classified in marketing, general and administrative expenses.

Advertising Expenses
 We expense the costs of advertising, which also includes promotional expenses, as incurred. Advertising expenses were $91.9 million in 2001, $86.5 million in 2000, and $80.0 million in 1999.

401(k) Plan
 Our 401(k) Plan, or the Plan, covers substantially all of our employees. Under the Plan, eligible employees may contribute up to 15% of their eligible compensation, subject to certain Internal Revenue Service restrictions. We match a portion of employee contributions, up to a maximum of 4% of each employee's eligible compensation. The match is effective December 31 of each year and is fully vested when made. We provided $11.9 million in 2001, $10.1 million in 2000, and $8.5 million in 1999, for our match under the Plan.

Income Taxes
 Income tax expense is based on pretax financial accounting income under the liability method. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

Earnings (Loss) Per Share
 Basic earnings (loss) per share is computed based on the weighted-average number of shares of our Common Stock and Special Common Stock outstanding. Diluted earnings (loss) per share is computed based on the weighted-average number of shares of our Common Stock, Special Common Stock and other dilutive securities. See also "Earnings (Loss) Per Share" note below. All numbers relating to the number of shares, price per share and per share amounts of Common Stock, Special Common Stock and Redeemable Common Stock give effect to the two-for-one splits of our Common Stock that were effected on October 24, 2000 and November 2, 1999.

Comprehensive Income
 Comprehensive income is comprised of net income (loss) and other comprehensive income. Other comprehensive income includes certain changes in stockholders' equity that are excluded from net income. Other comprehensive income includes changes in fair value of derivatives designated as and effective as cash flow hedges and unrealized gains and losses on our available-for-sale securities. Comprehensive income for years ended December 31, 2001, 2000 and 1999 has been reflected in the Consolidated Statements of Stockholders' Equity.

New Accounting Pronouncements
 In June 2001, the Financial Accounting Standards Board (or FASB) issued FAS 141 on Business Combinations and FAS 142 on Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. FAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and also specifies the criteria for the recognition of intangible assets separately from goodwill. Under the new rules, goodwill will no longer be amortized but will be subject to an impairment test at least annually. Separately identified and recognized intangible assets resulting from business combinations completed before July 1, 2001 that do not meet the new criteria for separate recognition of intangible assets will be subsumed in goodwill upon adoption. FAS 141 specifically identified assembled workforce as an intangible asset that is not to be recognized apart from goodwill. Other intangible assets that meet the new criteria will continue to be amortized over their useful lives.

     We will apply the new rules on accounting for goodwill and other intangible assets on January 1, 2002. The adoption of FAS 141 and 142 is not expected to have a significant impact on our financial position at transition. We expect that the cessation of goodwill amortization and the amortization of our trained and assembled workforce intangible asset (net of related taxes) will increase reported net income by approximately $150.0 million (or $0.28 per share) in 2002. At December 31, 2001, the carrying value of our goodwill was $1,302.5 million and our trained and assembled workforce intangible asset was $31.7 million. We performed an impairment test of goodwill as of January 1, 2002 and will not record an impairment charge at transition. We will continue to monitor the fair value of our goodwill through the annual impairment tests.

In October 2001, the FASB issued FAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." FAS 144 supersedes FAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The primary objectives of FAS 144 are to develop one accounting model based on the framework established in FAS 121 for long-lived assets to be disposed of by sale, and to address significant implementation issues. Our adoption of FAS 144 on January 1, 2002 is not expected to have a material impact on our financial position and results of operations.

Reclassifications
 Certain reclassifications of prior year amounts have been made to conform with the current year presentation.

REDEMPTION OF OUR SPECIAL COMMON STOCK

Roche accounted for the Redemption as a purchase of a business. As a result, we were required to push down the effect of the Redemption and Roche's 1990 through 1997 purchases of our Common and Special Common Stock into our consolidated financial statements at the date of the Redemption, which results in our New Basis presentation. Under this method of accounting, our assets and liabilities, including other intangible assets, were recorded at their fair values not to exceed the aggregate purchase price plus Roche's transaction costs at June 30, 1999. In 1990 and 1991 through 1997 Roche purchased 60% and 5%, respectively, of the outstanding stock of Genentech. In June 1999, we redeemed all of our Special Common Stock held by stockholders other than Roche resulting in Roche owning 100% of our Common Stock. The push-down effect of Roche's aggregate purchase price and the Redemption price in our consolidated balance sheet as of June 30, 1999 was allocated based on Roche's ownership percentages as if the purchases occurred at the original purchase dates for the 1990 and 1991 through 1997 purchases, and at June 30, 1999 for the Redemption. Management of Genentech determined the values of tangible and intangible assets, including in-process research and development (or IPR&D) used in allocating the purchase prices. The aggregate purchase prices for the acquisition of all of Genentech's outstanding shares, including Roche's estimated transaction costs of $10.0 million, was $6,604.9 million, consisting of approximately $2,843.5 million for the 1990 and 1991 through 1997 purchases and approximately $3,761.4 million for the Redemption.

     The following table shows details of the excess of purchase price over net book value (in millions):
	Purchase Period
	1990-1997	1999	Total
Total purchase price	$2,843.5	$3,761.4	$6,604.9
Less portion of net book value purchased	566.6	836.4	1,403.0
Excess of purchase price over net book value	$2,276.9	$2,925.0	$5,201.9

     The following table shows the allocation of the excess of the purchase price over net book value (in millions):

	Purchased Period
	1990-1997	1999	Total
Inventories	$102.0	$186.2	$288.2
Land	-	16.6	16.6
In-process research and development	500.5	752.5	1,253.0
Developed product technology	429.0	765.0	1,194.0
Core technology	240.5	203.0	443.5
Developed license technology	292.5	175.0	467.5
Trained and assembled workforce	32.5	49.0	81.5
Tradenames	39.0	105.0	144.0
Key distributor relationships	6.5	73.5	80.0
Goodwill	1,091.2	1,208.1	2,299.3
Deferred tax liability	(456.8)	(629.2)	(1,086.0)
Write up of valuation allowance related to marketable securities	-	20.3	20.3
Total	$2,276.9	$2,925.0	$5,201.9

Push-Down Accounting Adjustments
 The following is a description of accounting adjustments and related useful lives that reflect push-down accounting in our financial statements. These adjustments were based on management's estimates of the value of the tangible and intangible assets acquired:

  We recorded charges of $1,207.7 million in 1999. These charges primarily included: a non-cash charge of $752.5 million for IPR&D; $284.5 million of compensation expense related to early cash settlement of certain employee stock options; and an aggregate of approximately $160.1 million of non-cash compensation expense in connection with the modification and remeasurement, for accounting purposes, of continuing employee stock options, which represents the difference between each applicable option exercise price and the redemption price of the Special Common Stock. (Please refer to the "Capital Stock" note below for further information on these charges.)

  We recorded an income tax benefit of $177.8 million related to the above early cash settlement and non-cash compensation related to certain employee stock options. The income tax benefit reduced the current tax payable in other accrued liabilities by $56.9 million and reduced long-term deferred income taxes by $120.9 million.

  The estimated useful life of the inventory adjustment to fair value resulting from the Redemption was approximately one year based upon the expected time to sell inventories on hand at June 30, 1999. As the fair-valued inventory is sold, the related write up amount is charged to cost of sales. In 2000, we recognized $92.8 million of expense related to the inventory write up adjustment. In 1999, we recognized $93.4 million of expense related to the inventory write up adjustment. All inventory written up as a result of the Redemption was sold as of December 31, 2000. The entire inventory adjustment related to Roche's 1990 through 1997 purchases was reflected as an adjustment to additional paid-in capital.

  An adjustment was made to record the fair value of land as a result of the Redemption. There were no such adjustments for the purchase periods from 1990 through 1997.

  Recorded $1,091.2 million of goodwill, which reflects Roche's 1990 through 1997 purchases, net of related accumulated amortization of $613.6 million through June 30, 1999. The accumulated amortization was recorded as an adjustment to additional paid-in capital at June 30, 1999. Included in goodwill was $456.8 million related to the recording of deferred tax liabilities. Deferred taxes were recorded for the adjustment to fair value for other intangible assets and inventories as a result of Roche's 1990 through 1997 purchases. The deferred tax liability was calculated based on a marginal tax rate of 40%. The goodwill related to the 1990 through 1997 purchases was amortized over 15 years.

  $1,208.1 million of goodwill was recorded as a result of the Redemption. Included in goodwill was $629.2 million related to the recording of deferred tax liabilities. Deferred taxes were recorded for the adjustment to fair value for other intangible assets, inventories and land. The deferred tax liability was calculated based on a marginal tax rate of 40% and was allocated between short- and long-term classifications to match the asset classifications. The goodwill related to the Redemption is being amortized over 15 years.

  We recorded a write up of our valuation allowance related to marketable securities of $20.3 million related to Roche's percentage ownership purchased, at the time of Redemption, of the net unrealized gains on investments.

  In 2001, we recorded amortization expense of $153.3 million related to goodwill and $164.3 million related to other intangible assets. In 2000, we recorded amortization expense of $153.3 million related to goodwill and $211.0 million related to other intangible assets. In 1999, we recorded amortization expense of $76.6 million related to goodwill and $113.8 million related to other intangible assets.

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

  The balances of our Common Stock and additional paid-in capital at the Redemption include Roche's cost of acquiring our shares in 1990 and the cost of subsequent equity purchases, net of the amortization of the goodwill, IPR&D and other prior period charges related to the 1990 through 1997 purchases. The excess of purchase price over net book value of $2,276.9 million for 1990 through 1997 and $2,925.0 million in 1999, and $160.1 million for the remeasurement of continuing employee stock options at the remeasurement date was recorded in additional paid-in capital.

     In addition, the following adjustments were made to additional paid-in capital for the 1990 through 1997 purchase period (in millions):
1990-1997 Purchases
In-process research and development	$(500.5)
Amortization of goodwill, intangibles and fair value adjustment to inventories, net of tax	(1,221.6)
Total adjustment to additional paid-in capital	$(1,722.1)

  Our retained earnings prior to the Redemption was not carried forward. This resulted in an adjustment of $780.7 million to increase additional paid-in capital and eliminate the retained earnings balance immediately prior to the Redemption.

  The tax provision benefit of $203.1 million for 1999 consists of tax expense of $114.8 million on pretax income excluding the income and deductions attributable to push-down accounting and legal settlements, and tax benefits of $317.9 million for 1999 related to the income and deductions attributable to push-down accounting and legal settlements.

  Recorded $1,040.0 million of other intangible assets, which reflects Roche's 1990 through 1997 purchases, net of related accumulated amortization of $911.5 million of those assets through June 30, 1999. The accumulated amortization was recorded as an adjustment to additional paid-in capital at June 30, 1999. The components of other intangible assets related to these purchases and their estimated lives are as follows (in millions):
	Fair Value	Accumulated Amortization	Estimated Life
Developed product technology	$429.0	$361.8	10
Core technology	240.5	202.9	10
Developed license technology	292.5	286.9	6
Trained and assembled workforce	32.5	31.6	7
Tradenames	39.0	21.9	15
Key distributor relationships	6.5	6.4	5
Total	$1,040.0	$911.5

  $1,370.5 million of other intangible assets was recorded as a result of the Redemption. The components of other intangible assets related to the Redemption and their estimated lives are as follows (in millions):
	Fair Value	Estimated Life
Developed product technology	$765.0	10
Core technology	203.0	10
Developed license technology	175.0	6
Trained and assembled workforce	49.0	7
Tradenames	105.0	15
Key distributor relationships	73.5	5
Total	$1,370.5

  $500.5 million and $752.5 million of IPR&D was recorded as a result of Roche's 1990 through 1997 purchases and the Redemption, respectively. At the date of each purchase, Genentech concluded that technological feasibility of the acquired in-process technology was not established and that the in-process technology had no future alternative uses. The amount related to the 1990 through 1997 purchases was recorded as an adjustment to additional paid-in capital at June 30, 1999. The amount related to the Redemption was charged to operations at June 30, 1999.

The amounts of IPR&D were determined based on an analysis using the risk-adjusted cash flows expected to be generated by the products that result from the in-process projects. The analysis included forecasting future cash flows that were expected to result from the progress made on each of the in-process projects prior to the purchase dates. These cash flows were estimated by first forecasting, on a product-by-product basis, total revenues expected from sales of the first generation of each in-process product. A portion of the gross in-process product revenues was then removed to account for the contribution provided by any core technology, which was considered to benefit the in-process products. The net in-process revenue was then multiplied by the project's estimated percentage of completion as of the purchase dates to determine a forecast of net IPR&D revenues attributable to projects completed prior to the purchase dates. Appropriate operating expenses, cash flow adjustments and contributory asset returns were deducted from the forecast to establish a forecast of net returns on the completed portion of the in-process technology. Finally, these net returns were discounted to a present value at discount rates that incorporate both the weighted-average cost of capital (relative to the biotech industry and us) as well as the product-specific risk associated with the purchased IPR&D products. The product specific risk factors included each phase of development, type of molecule under development, likelihood of regulatory approval, manufacturing process capability, scientific rationale, preclinical safety and efficacy data, target product profile and development plan. The discount rates ranged from 16% to 19% for the 1999 valuation and 20% to 28% for the 1990 purchase valuation, all of which represent a significant risk premium to our weighted-average cost of capital.

The forecast data employed in the analysis was based on internal product level forecast information maintained by our management in the ordinary course of managing the business. The inputs used by us in analyzing IPR&D were based on assumptions, which we believed to be reasonable but which are inherently uncertain and unpredictable. These assumptions may be incomplete or inaccurate, and no assurance can be given that unanticipated events and circumstances will not occur.

SEGMENT, SIGNIFICANT CUSTOMER AND GEOGRAPHIC INFORMATION

Our operations are treated as one operating segment as we only report profit and loss information on an aggregate basis to our chief operating decision-makers. Information about our product sales, major customers and material foreign source of revenues is as follows (in millions):

Product Sales
	2001	2000	1999
Herceptin	$346.6	$275.9	$188.4
Rituxan	818.7	444.1	279.4
Activase/TNKase/Cathflo Activase	197.1	206.2	236.0
Growth hormone (Nutropin Depot, Nutropin AQ, Nutropin and Protropin)	250.2	226.6	221.2
Pulmozyme	122.9	121.8	111.4
Actimmune	7.4	3.7	2.7
Total product sales	$1,742.9	$1,278.3	$1,039.1

Three major customers, Amerisource/Bergen, Corp., Cardinal Health, Inc. and McKesson, Inc. each contributed 10% or more of our total revenues in at least one of the last three years. Amerisource/Bergen, formerly Amerisource and Bergen Brunswig (merger effective August 2001), a national wholesale distributor of all of our products, contributed 21% in 2001, 20% in 2000 and 21% in 1999 of our total revenues. Cardinal Health, a national wholesaler distributor of all our products, contributed 18% in 2001, 15% in 2000 and 13% in 1999 of our total revenues. McKesson, a national wholesale distributor of all of our products, contributed 14% in 2001 and less than 10% in 2000 and 1999 of our total revenues.

Net foreign revenues were $230.0 million in 2001, $164.2 million in 2000 and $155.0 million in 1999. Material foreign revenues by country were as follows (in millions):

	2001	2000	1999
Europe:
Switzerland	$74.9	$72.6	$61.5
Germany	39.2	22.5	39.6
Italy	18.0	10.4	14.6
Great Britain	24.5	9.6	6.0
Others	25.5	14.7	11.9
Canada	24.0	19.8	11.8
Japan	23.9	14.6	9.6
Total	$230.0	$164.2	$155.0

We currently sell primarily to distributors and health care companies throughout the U.S., perform ongoing credit evaluations of our customers' financial condition and extend credit, generally without collateral. In 2001, 2000 and 1999, we did not record any material additions to, or losses against, our provision for doubtful accounts.

RESEARCH AND DEVELOPMENT ARRANGEMENTS

To gain access to potential new products and technologies and to utilize other companies to help develop our potential new products, we establish strategic alliances with various companies. These strategic alliances include the acquisition of marketable and nonmarketable equity investments and convertible debt of companies developing technologies that fall outside our research focus and include companies having the potential to generate new products through technology exchanges and investments. Potential future payments may be due to certain collaborative partners achieving certain benchmarks as defined in the collaborative agreements. We also entered into product-specific collaborations to acquire development and marketing rights for products.

INCOME TAXES

The income tax provision (benefit) consists of the following amounts (in thousands):

	2001	2000	1999
			New Basis	| |	Old Basis
Current:				|
Federal	$72,731	$191,334	$(110,991)	|	$76,819
State	25,024	25,862	(6,165)	| |	1,366
Total current	97,755	217,196	(117,156)	| |	78,185
Deferred:				|
Federal	47,043	(151,817)	(119,624)	|	(16,397)
State	(17,686)	(44,965)	(25,303)	| |	(2,814)
Total deferred	29,357	(196,782)	(144,927)	| |	(19,211)
Total income tax provision (benefit)	$127,112	$20,414	$(262,083)	| |	$58,974

     Tax benefits of $48.1 million in 2001, $226.1 million in 2000 and $83.0 million in 1999 related to employee stock options and stock purchase plans were credited to stockholders' equity, and reduced the amount of taxes currently payable and deferred income taxes.

     A reconciliation between our income tax provision and the U.S. statutory rate follows (in thousands):
	2001	2000	1999
			New Basis	| |	Old Basis
Tax at U.S. statutory rate of 35%	$99,045	$1,391	$(527,518)	|	$51,313
Research credits	(24,114)	(32,092)	(5,803)	|	(5,802)
Prior years items	(14,000)	-	-	|	-
Tax benefit of certain realized gains on securities available-for-sale	(396)	(6,604)	(617)	| |	(2,388)
Foreign losses realized	-	-	(1,363)	|	(1,364)
State taxes	16,219	959	(22,924)	|	5,371
Goodwill amortization	53,649	53,649	26,825	|	-
Legal settlements	-	-	-	|	12,250
IPR&D	-	-	263,375	|	-
Other	(3,291)	3,111	5,942	| |	(406)
Income tax provision (benefit)	$127,112	$20,414	$(262,083)	| |	$58,974

     Prior years items relate principally to changes in estimate resulting from events in 2001 that provided greater certainty as to the expected outcome of prior matters.

     The components of deferred taxes consist of the following at December 31 (in thousands):

	2001	2000
Deferred tax liabilities:
Depreciation	$(179,930)	$(130,892)
Unrealized gain on securities available-for-sale	(211,695)	(229,294)
Adjustment to fair value of intangibles	(410,579)	(476,313)
Other	(17,654)	(18,999)
Total deferred tax liabilities	(819,858)	(855,498)
Deferred tax assets:
Capitalized R&D costs	66,527	58,333
Federal credit carryforwards	101,052	109,917
Expenses not currently deductible	268,222	150,638
State credit carryforwards	74,149	73,827
Net operating losses	-	153,097
Other	1,666	457
Total deferred tax assets	511,616	546,269
Total net deferred taxes	$(308,242)	$(309,229)

     Total tax credit carryforwards of $175.2 million expire in the years 2006 through 2018, except for $103.2 million of California R&D credits and $44.9 million of alternative minimum tax credits which have no expiration date.

     Net operating loss carryfowards of $459.5 million were fully utilized in 2001.

EARNINGS (LOSS) PER SHARE

The following is a reconciliation of the numerator and denominators of the basic and diluted earnings (loss) per share computations for the years ended December 31, 2001, 2000 and 1999 (in thousands):
	2001	2000	1999
			New Basis	| |	Old Basis
Numerator:				|
Net income (loss) - numerator for basic and diluted earnings (loss) per share	$150,236	$(74,241)	$(1,245,112)	| |	$87,636
Denominator:				|
Denominator for basic earnings (loss) per share - weighted-average shares	527,022	522,179	513,352	| |	512,368
Effect of dilutive securities:				|
Stock options	8,269	-	-	|	19,500
Denominator for diluted earnings (loss) per share - adjusted weighted-average shares and assumed conversions	535,291	522,179	513,352	| | |	531,868

     Options to purchase 9.7 million shares of our Common Stock with exercise prices ranging from $52.00 to $95.66 per share were outstanding during 2001, but were excluded from the computation of diluted earnings per share. The option exercise prices were greater than the average market price of the Common Stock and therefore, the effect would have been antidilutive. Options to purchase 40.9 million shares of our Common Stock during 2000 and 41.6 million shares of our Common Stock and Special Common Stock during 1999 were excluded from the computation of diluted loss per share as the effect would have been antidilutive. See "Capital Stock" note for information on option expiration dates.

FAIR VALUES OF INVESTMENT SECURITIES AND FINANCIAL INSTRUMENTS

Investment Securities

Securities classified as trading and available-for-sale at December 31, 2001 and 2000 are summarized below. Estimated fair value is based on quoted market prices for these or similar investments.

December 31, 2001	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
TOTAL TRADING SECURITIES (carried at estimated fair value)	$365,618	$2,478	$(4,557)	$363,539
SECURITIES AVAILABLE-FOR-SALE (carried at estimated fair value):
Equity securities	$86,257	$498,200	$(539)	$583,918
Preferred stock	148,107	4,280	(989)	151,398
U.S. Treasury securities and obligations of other U.S. government agencies maturing:
between 1-5 years	50,052	1,007	(190)	50,869
between 5-10 years	118,214	5,573	-	123,787
Corporate debt securities maturing:
within 1 year	432,688	486	(144)	433,030
between 1-5 years	405,505	8,324	(492)	413,337
between 5-10 years	203,592	2,724	(1,712)	204,604
Other debt securities maturing:
within 1 year	4,980	-	(72)	4,908
between 1-5 years	58,149	326	(445)	58,030
between 5-10 years	33,576	530	(201)	33,905
TOTAL AVAILABLE-FOR-SALE	$1,541,120	$521,450	$(4,784)	$2,057,786

December 31, 2000	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
TOTAL TRADING SECURITIES (carried at estimated fair value)	$273,348	$1,827	$(4,152)	$271,023
SECURITIES AVAILABLE-FOR-SALE (carried at estimated fair value):
Equity securities	$120,416	$585,961	$(21,546)	$684,831
Preferred stock	88,517	4,335	(20)	92,832
U.S. Treasury securities and obligations of other U.S. government agencies maturing:
between 5-10 years	84,796	2,497	(242)	87,051
Corporate debt securities maturing:
within 1 year	169,569	2,079	(2,248)	169,400
between 1-5 years	217,838	1,865	(1,463)	218,240
between 5-10 years	103,309	935	(1,572)	102,672
Other debt securities maturing:
within 1 year	109,132	211	(123)	109,220
between 1-5 years	138,854	284	(1,541)	137,597
between 5-10 years	34,911	492	(279)	35,124
TOTAL AVAILABLE-FOR-SALE	$1,067,342	$598,659	$(29,034)	$1,636,967

     The carrying value of all investment securities held at December 31, 2001 and 2000 is summarized below (in thousands):

Security	2001	2000
Trading securities	$363,539	$271,023
Securities available-for-sale maturing within one year	437,938	278,620
Preferred stock	151,398	92,832
Total short-term investments	$952,875	$642,475
Securities available-for-sale maturing between 1-10 years, including equity securities	$1,468,450	$1,265,515
Total long-term marketable securities	$1,468,450	$1,265,515

     In 2001, proceeds from the sales of available-for-sale securities totaled $1,084.5 million; gross realized gains totaled $30.0 million and gross realized losses totaled $2.0 million. In 2000, proceeds from the sales of available-for-sale securities totaled $574.1 million; gross realized gains totaled $132.3 million and gross realized losses totaled $4.0 million. We recorded charges of $27.5 million in 2001, $0.8 million in 2000 and $13.4 million in 1999, to write down certain available-for-sale biotechnology equity securities for which the decline in fair value below carrying value was other than temporary.

     Net change in unrealized holding gains (losses) on trading securities included in net income (loss) totaled $0.2 million in 2001, $0.2 million in 2000 and ($6.1) million in 1999.

     The marketable debt securities we hold are issued by a diversified selection of corporate and financial institutions with strong credit ratings. Our investment policy limits the amount of credit exposure with any one institution. Other than asset-backed and mortgage-backed securities, these debt securities are generally not collateralized. In 2001, we did not have charges for credit impairment on marketable debt securities. In 2000, we recorded a charge of $4.0 million for credit impairment on marketable debt securities and in 1999, no material charges were recorded.

Financial Instruments
The fair value of the foreign exchange put options was based on the forward exchange rates as of December 31, 2001 and 2000. The fair value of the interest rate swaps was obtained from Bloomberg and represents the estimated amount that we would receive or pay to terminate the agreements. The fair value of the equity forwards and collars was determined based on the closing market prices of the underlying securities at year-end. The fair value of the long-term debt was estimated based on the quoted market price at year end. The table below summarizes the carrying value and fair value at December 31, 2001 and 2000, of our financial instruments (in thousands):
Financial Instrument	2001		2000
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Investment securities (including accrued interest, outstanding interest rate swaps and forward foreign exchange contracts)	$2,421,325	$2,421,325	$1,907,990	$1,907,990
Convertible equity loans	48,363	48,363	48,492	48,492
Purchased foreign exchange put options and forward contracts	2,326	2,326	384	3,342
Equity forwards	-	-	7,372	7,372
Outstanding interest rate swaps	15,935	15,935	2,519	8,228
Liabilities:
Current portion of long-term debt	149,692	155,500	-	-
Long-term debt	-	-	149,692	151,438
Equity collars	6,990	6,990	32,172	41,569
Equity forwards	8,148	8,148	-	-
Forward foreign exchange contracts	-	-	5,839	6,139

     The financial instruments we hold are entered into with a diversified selection of institutions with strong credit ratings which minimizes the risk of loss due to nonpayment from the counterparty. Credit exposure is limited to the unrealized gains on our contracts. We have not experienced any material losses due to credit impairment of our foreign currency or equity financial instruments.

DERIVATIVE FINANCIAL INSTRUMENTS

Foreign Currency Instruments
 To protect against currency exchange risks on forecasted foreign currency cash flows from royalties to be received from licensees' foreign product sales over the next one to three years and expenses related to our foreign facility and our collaboration development expenses denominated in foreign currencies, we have instituted a foreign currency cash flow hedging program. We hedge portions of our forecasted foreign currency revenues with option contracts and we hedge our foreign currency expenses from our foreign facility with forward contracts. When the dollar strengthens significantly against the foreign currencies, the decline in value of future foreign currency revenues or expenses is offset by gains or losses, respectively, in the value of the option or forward contracts designated as hedges. Conversely, when the dollar weakens, the increase in the value of future foreign currency expenses is offset by gains in the value of the forward contracts. In accordance with FAS 133, hedges related to anticipated transactions are designated and documented at the hedge's inception as cash flow hedges and evaluated for hedge effectiveness at least quarterly.

     During the year ended December 31, 2001, the ineffective portion of our foreign currency hedging instruments was not material. Gains and losses related to option and forward contracts that hedge future cash flows are recorded against the hedged revenues or expenses in the statement of operations.

Interest Rate Swaps
 We enter into interest-rate swap agreements to limit our exposure to fluctuations in U.S. interest rates. Our material interest bearing assets, or interest-bearing portfolio, consisted of cash, cash equivalents, restricted cash, short-term investments, convertible preferred stock investments, convertible loans and long-term investments as of December 31, 2001 and 2000. Our interest-rate swap agreements effectively convert a portion of our short-term investments in our interest-bearing portfolio to a fixed-rate basis over the next two years, thus reducing the impact of interest rate changes on future interest income. Our interest rate swap agreements are designated as cash flow hedges and the future interest receipts on approximately $200.0 million of our interest-bearing portfolio was designated as the hedged transaction at December 31, 2001. No ineffectiveness was required to be recognized in earnings related to our swap agreements during 2001.

Equity Instruments
 Our marketable equity securities portfolio consists primarily of investments in biotechnology companies whose risk of market fluctuations is greater than the stock market in general. To manage a portion of this risk, we enter into derivative instruments such as zero-cost collar instruments and equity forward contracts to hedge equity securities against changes in market value. During 2001, we entered into zero-cost collars that expire in 2005 through 2007 and will require settlement in equity securities. A zero-cost collar is a purchased put option and a written call option on a specific equity security such that the cost of the purchased put and the proceeds of the written call offset each other; therefore, there is no initial cost or cash outflow for these instruments. At December 31, 2001, our zero-cost collars were designated and qualify as cash flow hedges.

     As part of our fair value hedging strategy, we have also entered into equity forwards that mature in 2002 through 2004. An equity forward is a derivative instrument where we pay the counterparty the total return of the security above the current spot price and receive interest income on the notional amount for the term of the equity forward. A forward contract is a derivative instrument where we lock-in the termination price we receive from the sale of stock based on a pre-determined spot price. The forward contract protects us from a decline in the market value of the security below the spot price and limits our potential benefit from an increase in the market value of the security above the spot price. Throughout the life of the contract, we receive interest income based on the notional amount and a floating-rate index.

     In the year ended December 31, 2001, we recognized a net gain of $10.0 million related to certain derivative instruments as a result of FAS 133. We record gains in contract and other revenues, and losses in marketing, general and administrative expenses in the statement of operations.

At December 31, 2001, net gains on derivative instruments expected to be reclassified from accumulated other comprehensive income to earnings during the next twelve months due to the receipt of the related net revenues denominated in foreign currencies are not material.

OTHER ACCRUED LIABILITIES

Other accrued liabilities at December 31 are as follows (in thousands):

	2001	2000
Accrued compensation	$63,103	$56,028
Accrued royalties	69,660	34,811
Hedge payable	-	32,172
Accrued clinical and other studies	42,434	35,626
Accrued marketing and promotion costs	28,395	21,229
Taxes payable	52,185	29,022
Accrued collaborations	71,046	111,254
Other	77,090	66,338
Total other accrued liabilities	$403,913	$386,480

DEBT OBLIGATIONS

Our short-term debt consists of $149.7 million of convertible subordinated debentures, with interest payable at 5%, due in March 2002. As a result of the redemption of our Special Common Stock in 1999, upon conversion, the holder will receive, for each $74 in principal amount of debenture converted, $59.25 in cash, of which $18 will be reimbursed to us by Roche. Generally, we may redeem the debentures until maturity.

LEASES, COMMITMENTS AND CONTINGENCIES

Leases
 We lease various real property under operating leases that generally require us to pay taxes, insurance and maintenance. Rent expense was approximately $14.4 million in 2001, $17.5 million in 2000 and $13.9 million in 1999. Sublease income was not material in any of the three years presented.

Five of our operating leases are commonly referred to as synthetic leases. A synthetic lease represents a form of off-balance sheet financing under which an unrelated third party funds 100% of the costs of the acquisition and/or construction of the property and leases the asset to a lessee, and at least 3% of the third party funds represent at risk equity. Our synthetic leases are treated as operating leases for accounting purposes and as financing leases for tax purposes. Under our synthetic lease structures, upon termination or expiration, at our option, we must either purchase the property from the lessor at a predetermined amount that does not constitute a bargain purchase, sell the real property to a third party, or renew the lease arrangement. If the property is sold to a third party at an amount less than the amount financed by the lessor, we have agreed under residual value guarantees to pay the lessor up to an agreed upon percentage of the amount financed by the lessor.

     Four of our synthetic leases were entered into with BNP Paribas Leasing Corporation, who leases directly to us various buildings that we occupy in South San Francisco, California. Under certain of these leases, we are required to maintain cash collateral of $56.6 million, which we have included in other long-term assets on our balance sheet as restricted cash.

     The most significant of our synthetic leases relates to our manufacturing facility located in Vacaville, California. In November 2001, we completed a synthetic lease transaction for this facility, which had previously been leased by us under a predecessor synthetic lease. This new synthetic lease is structured differently from our other synthetic leases. We are leasing the property from an unrelated special purpose trust (owner/lessor) under an operating lease agreement for five years ending November 2006. Third party financing is provided in the form of a 3% at risk equity participation from investors and 97% debt commitment. Investors' equity contributions were equal to or greater than 3% of the fair value of the property at the lease's inception and are required to remain so for the term of the lease. A bankruptcy remote, special purpose corporation (the SPC) was formed to fund the debt portion through the issuance of commercial paper notes. The SPC lends the proceeds from the commercial paper to the owner/lessor, who issues promissory notes to the SPC. The SPC Loans mature in 5 years (November 2006). The SPC promissory notes are supported by a credit facility provided by financing institutions and draws are generally available under that credit facility to repay the SPC's commercial paper. The collateral for the SPC Loans includes the leased property, and an interest in the residual value guarantee provided by us. At any time during the lease term, we have the option to purchase the property at an amount that does not constitute a bargain purchase. Our off-balance sheet contingent liability under the residual value guarantees is summarized in the table below.

     Under all of our synthetic leases, we are also required to maintain certain pre-defined financial ratios and are limited to the amount of additional debt we can assume. In addition, no Genentech officers or employees have any financial interest with regards to these synthetic lease arrangements or with any of the special purpose entities used in these arrangements. In the event of a default, the maximum amount payable under the residual value guarantee would equal 100% of the amount financed by the lessor, and our obligation to purchase the leased properties or pay the related residual value guarantees could be accelerated. We believe at the lease's inception and continue to believe that the occurrence of any event of default that could trigger our purchase obligation is remote.

     Future minimum lease payments under operating leases, exclusive of the residual value guarantees, executory costs and sublease income, at December 31, 2001, are as follows (in millions). These minimum lease payments were computed based on current interest rates, which are subject to fluctuations in certain market-based interest rates:
	2002	2003	2004	2005	2006	Thereafter	Total
Synthetic leases	$12.9	$13.8	$12.8	$12.0	$11.3	$1.6	$64.4
Other operating leases	4.8	3.0	1.7	1.6	1.6	4.3	17.0
Total	$17.7	$16.8	$14.5	$13.6	$12.9	$5.9	$81.4

     The following summarizes the residual value guarantee amounts for our synthetic leases (in millions):

	Approximate Fair Value of Leased Property	Lease Expiration	Residual Value Guarantee
South San Francisco Lease 1	$56.6	07/2004	$48.1
South San Francisco Lease 2	133.2	06/2007	113.2
South San Francisco Lease 3	25.0	01/2004	21.3
South San Francisco Lease 4	22.5	01/2004	19.1
Vacaville Lease	425.0	11/2006	371.5
Total	$662.3		$573.2

     There are no impairments in the fair value or use of the properties that we lease under synthetic leases wherein we believe that we would be required to pay amounts under any of the residual value guarantees. We will continue to assess the fair values of the underlying properties and the use of the properties for impairment on an annual basis.

Commitments
 We entered into a research collaboration agreement with CuraGen Corporation in November 1997, as amended and restated in March 2000, and agreed to provide a convertible equity loan to CuraGen of up to $21.0 million. In October 1999, CuraGen exercised its right to borrow $16.0 million. Simultaneously, with this draw down, CuraGen repaid the loan by issuing common shares of CuraGen stock valued at $16.0 million. Our remaining commitment to CuraGen on the convertible equity loan is $5.0 million. At December 31, 2001, there were no outstanding loans to CuraGen.

     In December 1997, we entered into a research collaboration agreement with Millennium Pharmaceuticals, Inc. (or Millennium) to develop and commercialize Millennium's LDP-02. Under the terms of the agreement, we have agreed to provide a convertible equity loan for approximately $15.0 million to fund Phase II development costs. Upon successful completion of Phase II, if Millennium agrees to fund 25% of Phase III development costs, we have agreed to provide a second loan to Millennium for such funding. As of December 31, 2001, there were no outstanding loans to Millennium.

     In April 1996, we entered into a research collaboration agreement with XOMA Ltd. to develop and commercialize Xanelim. Under the terms of the agreement, we have agreed to provide a convertible equity loan to XOMA of up to $60.0 million to fund XOMA's share of development costs for Xanelim until the completion of Phase III clinical trials. There is no revenue impact on our statements of operations as it relates to this loan. As of December 31, 2001, we had an outstanding loan of approximately $51.0 million to XOMA.

     In addition, we entered into research collaborations with companies whereby potential future payments may be due to selective collaboration partners achieving certain benchmarks as defined in the collaboration agreements. We may also, from time to time, lend additional funds to these companies, subject to our approval.

     We are a limited partner in the Vector Later-Stage Equity Fund II, L.P., which is referred to as the Vector Fund. The General Partner is Vector Fund Management II, L.L.C., a Delaware limited liability company. The purpose of the Vector Fund is to invest in biotech equity and equity-related securities. Under the terms of the Vector Fund agreement, we contribute to the capital of the Vector Fund through installments in cash as called by the General Partner. Our total commitment to the Vector Fund through September 2003 is $25.0 million, of which $18.1 million was contributed through December 31, 2001. The Vector Fund will terminate and be dissolved in September 2007.

Contingencies
 We are a party to various legal proceedings, including patent infringement litigation relating to our antibody products, and one of our thrombolytic products, securities litigation, and licensing and contract disputes, and other matters.

On May 28, 1999, GlaxoSmithKline plc (or Glaxo) filed a patent infringement lawsuit against us in the U.S. District Court in Delaware. The suit asserted that we infringe four U.S. patents owned by Glaxo. Two of the patents relate to the use of specific kinds of antibodies for the treatment of human disease, including cancer. The other two patents asserted against us relate to preparations of specific kinds of antibodies which are made more stable and the methods by which such preparations are made. After a trial, the jury hearing the lawsuit unanimously found that our Herceptin and Rituxan antibody products do not infringe the patents and therefore that Genentech is not required to pay royalties to Glaxo. The jury also unanimously found that all of the patent claims that Glaxo asserted against Genentech were invalid. Glaxo filed a notice of appeal of the jury's verdict with the U.S. Court of Appeals for the Federal Circuit. The oral argument of the appeal took place on February 6, 2002. Proceedings in connection with Genentech's claim against Glaxo for inequitable conduct and other related issues are still pending before the district court.

On September 14, 2000, Glaxo filed another patent infringement lawsuit against us in the U.S. District Court in Delaware, alleging that we are infringing U.S. Patent No. 5,633,162 owned by Glaxo. The patent relates to specific methods for culturing Chinese Hamster Ovary cells. The complaint fails to specify which of our products or methods of manufacture are allegedly infringing that patent. However, the complaint makes a general reference to Genentech's making, using, and selling "monoclonal antibodies," and so we believe that the suit relates to our Herceptin and Rituxan antibody products. We have filed our answer to Glaxo's complaint, and in our answer we also stated counterclaims against Glaxo. The trial of this suit has been rescheduled to begin on April 14, 2003. This lawsuit is separate from and in addition to the Glaxo suit mentioned above.

We and the City of Hope Medical Center are parties to a 1976 agreement relating to work conducted by two City of Hope employees, Arthur Riggs and Keiichi Itakura, and patents that resulted from that work, which are referred to as the "Riggs/Itakura Patents." Since that time, Genentech has entered into license agreements with various companies to make, use and sell the products covered by the Riggs/Itakura Patents. On August 13, 1999 the City of Hope filed a complaint against us in the Superior Court in Los Angeles County, California, alleging that we owe royalties to the City of Hope in connection with these license agreements, as well as product license agreements that involve the grant of licenses under the Riggs/Itakura Patents. The complaint states claims for declaratory relief, breach of contract, breach of implied covenant of good faith and fair dealing, and breach of fiduciary duty. On December 15, 1999, we filed our answer to the City of Hope's complaint. The trial of this suit began on August 28, 2001, in which City of Hope was seeking compensatory damages in the amount of approximately $445.0 million (including interest) and special damages. On October 24, 2001, the jury hearing the lawsuit announced that it was unable to reach a verdict and on that basis the Court declared a mistrial. City of Hope requested a retrial, and the retrial is scheduled to begin on March 4, 2002.

On June 7, 2000, Chiron Corporation filed a patent infringement suit against us in the U.S. District Court in the Eastern District of California (Sacramento), alleging that the manufacture, use, sale and offer for sale of our Herceptin antibody product infringes Chiron's U.S. Patent No. 6,054,561. This patent relates to certain antibodies that bind to breast cancer cells and/or other cells. Chiron is seeking compensatory damages for the alleged infringement, special damages, and attorneys fees and costs. We have filed our answer to Chiron's complaint, and in our answer we also stated counterclaims against Chiron. The trial of this suit has been rescheduled to begin on August 6, 2002.

On March 13, 2001, Chiron filed another patent infringement lawsuit against us in the U.S. District Court in the Eastern District of California, alleging that the manufacture, use, sale, and/or offer for sale of our Herceptin antibody product infringes Chiron's U.S. Patent No. 4,753,894. Chiron is seeking compensatory damages for the alleged infringement, special damages, and attorneys fees and costs. Genentech filed a motion to dismiss this second lawsuit, which was denied. The judge has scheduled the trial of this suit to begin on March 24, 2003. This lawsuit is separate from and in addition to the Chiron suit mentioned above.

We and Pharmacia AB are parties to a 1978 agreement relating to Genentech's development of recombinant human growth hormone products, under which Pharmacia is obligated to pay Genentech royalties on sales of Pharmacia's growth hormone products throughout the world. Pharmacia filed a Request for Arbitration with the International Chamber of Commerce (or ICC) to resolve several disputed issues between Genentech and Pharmacia under the 1978 agreement. One of the claims made by Pharmacia is for a refund of some of the royalties previously paid to Genentech for sales of Pharmacia's growth hormone products in certain countries. On February 14, 2002, the ICC issued a decision in Genentech's favor on that claim, ruling that no refund of royalties is due to Pharmacia

On March 13, 2001, Genentech filed a complaint in the United States District Court in Delaware against Genzyme Corporation seeking a declaratory judgment that Genentech does not infringe Genzyme's U.S. Patent No. 5,344,773 and that Genentech has not breached a 1992 Patent License and Interference Settlement Agreement between Genentech and Genzyme relating to that patent. Genentech is seeking a declaration that Genzyme's patent is not infringed by any Genentech product, that the patent is invalid, that Genzyme be enjoined from further legal action against Genentech regarding the patent, and that Genentech has not breached the 1992 Agreement. Genzyme has filed its answer to our complaint.

On or about April 6, 2001, Genzyme filed a complaint in the same court against Genentech alleging that our TNKase product infringes the Genzyme patent and that Genentech is in breach of the 1992 Agreement referred to above. Genzyme's complaint also alleges willful infringement and reckless breach of contract by Genentech. Genzyme is seeking to enjoin Genentech from infringing the patent, and is also seeking compensatory damages for the alleged infringement and breach of contract, special damages, and attorneys fees and costs. We have filed our answer to Genzyme's complaint. The court has consolidated this lawsuit and the declaratory judgement lawsuit suit referred to above for further proceedings. The trial of this consolidated lawsuit is scheduled to begin on January 21, 2003.

On November 15, 2001, a shareholder of XOMA Ltd. filed a class action lawsuit against XOMA, Genentech, and certain officers of each of the two companies in the United States District Court for the Northern District of California. The complaint was filed on behalf of all persons who purchased XOMA common stock during the period May 24, 2001 through October 4, 2001. The complaint alleges that XOMA and Genentech made misleading statements and failed to disclose material facts about the timing of the filing of a U.S. Food and Drug Administration application for Xanelim, the potential psoriasis drug that XOMA is co-developing with Genentech. The plaintiff(s) seek to recover as damages the losses suffered by the plaintiff(s) as a result of the alleged federal securities law violations. Based on a stipulation filed with the court, the defendants have no obligation to respond to the complaint until the court appoints a lead plaintiff, which has not yet occurred.

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

In addition to the above, in 1990 and 1997, the Regents of the University of California, or UC, filed patent infringement lawsuits against Genentech, alleging that the manufacture, use and sale of our Protropin and Nutropin human growth hormone products infringe a patent known as the "Goodman patent" that is owned by UC. On November 19, 1999, we and UC announced a proposed settlement of those lawsuits, and on or about December 17, 1999, the parties entered into a definitive written agreement on the terms of the settlement. Under the terms of the settlement, Genentech agreed to pay UC $150.0 million and agreed to make a contribution in the amount of $50.0 million toward construction of the first biological sciences research building at the University of California, San Francisco Mission Bay campus, and Genentech and UC granted certain releases to one another and dismissed with prejudice the 1990 and 1997 patent infringement lawsuits and related appeals. Such amounts were included in other accrued liabilities at December 31, 1999 and paid in January 2000. The settlement resolves all outstanding litigation between Genentech and UC relating to our growth hormone products.

In April 1999, we paid $50.0 million to settle a federal investigation relating to our past clinical, sales and marketing activities associated with human growth hormone.

RELATIONSHIP WITH ROCHE

On June 30, 1999, Roche exercised its option to cause us to redeem all of our Special Common Stock held by stockholders other than Roche, at a price of $20.63 per share in cash with funds deposited by Roche for such purpose and we retired all of the shares of Special Common Stock including those held by Roche. As a result of the Redemption, on that date, Roche owned 100% of our outstanding Common Stock. On July 23, 1999, Roche completed a public offering of 88.0 million shares of our Common Stock. On October 26, 1999, Roche completed a public offering of 80.0 million shares of our Common Stock. On January 19, 2000, Roche completed an offering of zero-coupon notes that are exchangeable for an aggregate of approximately 13.0 million shares of our Common Stock held by Roche. On March 29, 2000, Roche completed a public offering of 34.6 million shares of our Common Stock. Roche's percentage ownership of our Common Stock was 58.0% at December 31, 2001.

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

Licensing Agreement
 We have a licensing and marketing agreement with Hoffmann-La Roche and its affiliates granting it a ten-year option to license to use and sell our products in non-U.S. markets. The major provisions of that agreement include:

  Hoffmann-La Roche's option expires in 2015;

  Hoffmann-La Roche may exercise its option to license our products upon the occurrence of any of the following:  (1) our decision to file an Investigational New Drug application (or IND) for a product, (2) completion of a Phase II trial for a product or (3) if Hoffmann-La Roche previously paid us a fee of $10.0 million to extend its option on a product, completion of a Phase III trial for that product;

  if Hoffmann-La Roche exercises its option to license a product, it has agreed to reimburse Genentech for development costs as follows:  (1) if exercise occurs at the time an IND is filed, Hoffmann-La Roche will pay 50% of development costs incurred prior to the filing and 50% of development costs subsequently incurred, (2) if exercise occurs at the completion of a Phase II trial, Hoffmann-La Roche will pay 50% of development costs incurred through completion of the trial and 75% of development costs subsequently incurred, (3) if the exercise occurs at the completion of a Phase III trial, Hoffmann-La Roche will pay 50% of development costs incurred through completion of the trial and 75% of development costs subsequently incurred, and $5.0 million of the option extension fee paid by Hoffmann La-Roche to preserve its right to exercise its option at the completion of a Phase III trial will be credited against the total development costs payable to Genentech upon the exercise of the option;

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

Tax Sharing Agreement
 Since the redemption of our Special Common Stock, and until Roche completed its second public offering of our Common Stock in October 1999, we were included in Roche's U.S. federal consolidated income tax group. Accordingly, we entered into a tax sharing agreement with Roche. Pursuant to the tax sharing agreement, we and Roche were to make payments such that the net amount paid by us on account of consolidated or combined income taxes is determined as if we had filed separate, stand-alone federal, state and local income tax returns as the common parent of an affiliated group of corporations filing consolidated or combined federal, state and local returns.

     Effective with the consummation of the second public offering on October 26, 1999, Genentech ceased to be a member of the consolidated federal income tax group (and certain consolidated or combined state and local income tax groups) of which Roche is the common parent. Accordingly, our tax sharing agreement with Roche now pertains only to the state and local tax returns in which we are consolidated or combined with Roche. We will continue to calculate our tax liability or refund with Roche for these state and local jurisdictions as if we were a stand-alone entity.

Roche's Ability to Maintain Its Percentage Ownership Interest in Our Stock
We expect from time to time to issue additional shares of common stock in connection with our stock option and stock purchase plans, and we may issue additional shares for other purposes. Our affiliation agreement with Roche provides, among other things, that we will establish a stock repurchase program designed to maintain Roche's percentage ownership interest in our common stock. The affiliation agreement provides that we will repurchase a sufficient number of shares pursuant to this program such that, with respect to any issuance of common stock by Genentech in the future, the percentage of Genentech common stock owned by Roche immediately after such issuance will be no lower than Roche's lowest percentage ownership of Genentech common stock at any time after the offering of common stock occurring in July 1999 and prior to the time of such issuance, except that Genentech may issue shares up to an amount that would cause Roche's lowest percentage ownership to be no more than 2% below the "Minimum Percentage." The Minimum Percentage equals the lowest number of shares of Genentech common stock owned by Roche since the July 1999 offering (to be adjusted in the future for dispositions of shares of Genentech common stock by Roche as well as for stock splits or stock combinations) divided by 509,194,352 (to be adjusted in the future for stock splits or stock combinations), which is the number of shares of Genentech common stock outstanding at the time of the July 1999 offering, as adjusted for the two-for-one splits of Genentech common stock in November 1999 and October 2000. As long as Roche's percentage ownership is greater than 50%, prior to issuing any shares, the affiliation agreement provides that we will repurchase a sufficient number of shares of our common stock such that, immediately after our issuance of shares, Roche's percentage ownership will be greater than 50%. The affiliation agreement also provides that, upon Roche's request, we will repurchase shares of our common stock to increase Roche's ownership to the Minimum Percentage. In addition, Roche will have a continuing option to buy stock from us at prevailing market prices to maintain its percentage ownership interest. On December 31, 2001, Roche's percentage ownership of our common stock was 58.0%, which was 2.2% below the Minimum Percentage.

RELATED PARTY TRANSACTIONS

We enter into transactions with Roche, Hoffmann-La Roche and its affiliates in the ordinary course of business. We recorded contract revenues from Hoffmann-La Roche of $40.0 million for Herceptin, marketing rights outside of the U.S. in 1998 (see below). Contract revenue from Hoffmann-La Roche, including reimbursement for ongoing development expenses after the option exercise date, totaled $5.8 million in 2001, $3.5 million in 2000, and $17.2 million in 1999. All other revenue from Roche, Hoffmann-La Roche and their affiliates, principally royalties and product sales, totaled $164.1 million in 2001, $114.2 million in 2000, and $83.9 million in 1999.

     In the second quarter of 1999, we entered into a license agreement with Immunex Corporation that grants rights under our immunoadhesin patent portfolio to Immunex for its product Enbrel® (etanercept) biologic response modifier. In exchange for a worldwide, co-exclusive license covering fusion proteins such as Enbrel, Immunex paid us an initial non-refundable license fee which was recorded in contract revenues net of a portion paid to Hoffmann-La Roche pursuant to an agreement between Hoffmann-La Roche and us.

     In July 1998, we entered into an agreement with Hoffmann-La Roche to provide them with exclusive marketing rights outside of the U.S. for Herceptin. Under the agreement, Hoffmann-La Roche paid us $40.0 million and has agreed to pay us cash milestones tied to future product development activities, to share equally global development costs up to a maximum of $40.0 million and to make royalty payments on product sales. In 1999, Hoffmann-La Roche paid an additional $10.0 million toward global development costs.

     During 2001, Novartis AG (Novartis) acquired 20% of the outstanding voting stock of Roche Holding, Ltd. As a result of this investment, Novartis is deemed to have an indirect beneficial ownership interest under FAS 57 "Related Party Disclosures" of more than 10% of Genentech's voting stock. During 2000, we entered into an arrangement with our collaboration partner, Novartis, whereby Novartis is required to fund a portion of the cost of our Xolair inventory until the product is approved for marketing by the FDA. Through December 31, 2001, Novartis has paid $38.4 million of our Xolair inventory costs (no amounts were funded through December 31, 2000). This amount is required to be returned to Novartis upon FDA approval of Xolair, and has been recorded in accrued liabilities in our financial statements.

CAPITAL STOCK

Common Stock and Special Common Stock
 On June 30, 1999, we redeemed all of our outstanding Special Common Stock held by stockholders other than Roche. Subsequently, in July and October 1999, and March 2000, Roche consummated public offerings of our Common Stock. On January 19, 2000, Roche completed an offering of zero-coupon notes that are exchangeable for an aggregate of approximately 13.0 million shares of our Common Stock held by Roche. See "Redemption of Our Special Common Stock" and "Relationship With Roche" notes above for a discussion of these transactions.

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

Stock Repurchase Program
 We repurchased a total of 800,000 shares of our common stock through October 30, 2001 at a cost of $34.0 million. On October 31, 2001, our Board of Directors authorized a stock repurchase program to repurchase up to $625.0 million of our common stock over the next 12 months. Purchases may be made in the open market or in privately negotiated transactions from time to time at management's discretion. We may also engage in transactions in other Genentech securities in conjunction with the repurchase program, including derivative securities. Under the program approved by our Board of Directors on October 31, 2001, we repurchased 100,000 shares of our common stock at a cost of $5.7 million.

     The par value method of accounting is used for common stock repurchases. The excess of the cost of shares acquired over their par value is allocated to additional paid-in capital with the excess charged to retained earnings.

Stock Award Plans
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

  Options for the purchase of approximately 16.0 million shares of Special Common Stock were converted into options to purchase a like number of shares of Common Stock at the same exercise price; and

  Options for the purchase of approximately 19.6 million shares of Special Common Stock were canceled, in accordance with the terms of our 1996 Stock Option/Stock Incentive Plan, or the 1996 Plan. With certain exceptions, we granted new options for the purchase of 1.333 times the number of shares under the previous options with an exercise price of $24.25 per share, which was the public offering price of the Common Stock. The number of shares that were the subject of these new options, which were issued under our 1999 Stock Plan, or the 1999 Plan, was approximately 20.0 million. Certain key employees who held unvested options under the 1996 Plan were provided the opportunity to participate in a cash basis long-term incentive plan in lieu of their options.

     Of the approximately 16.0 million shares of converted options, options with respect to approximately 3.3 million shares were outstanding at December 31, 2001, all of which are currently exercisable except for options with respect to approximately 93,373 shares. These outstanding options are held by 1,202 employees; no non-employee directors hold these options.

     Our board of directors and Roche, then our sole stockholder, approved the 1999 Plan on July 16, 1999. Under the 1999 Plan, we granted new options to purchase approximately 26.0 million shares (including the 20.0 million shares referred to above) of Common Stock to approximately 2,400 employees at an exercise price of $24.25 per share. The grant date of such options was July 16, 1999. Of the options to purchase these 26.0 million shares, options to purchase approximately 17.2 million shares were outstanding at December 31, 2001, of which options to purchase approximately 12.5 million shares are currently exercisable.

     In connection with these stock option transactions, we recorded:

  (1) cash compensation expense of approximately $284.5 million associated with the cash-out of such stock options and (2) non-cash compensation expense of approximately $160.1 million associated with the remeasurement, for accounting purposes, of the converted options, which non-cash amount represents the difference between each applicable option exercise price and the redemption price of the Special Common Stock; and

  Over a two-year period beginning July 1, 1999, an aggregate of approximately $27.4 million of deferred cash compensation available to be earned by a limited number of employees who elected the alternative arrangements described above. As of December 31, 2001, 2000 and 1999, $4.2 million, $11.1 million and $7.3 million, respectively, of compensation expense has been recorded related to these alternative arrangements.

We have a stock option plan adopted in 1999, and amended in 2000, which variously allows for the granting of non-qualified stock options, stock awards and stock appreciation rights to employees, directors and consultants of Genentech. Incentive stock options may only be granted to employees under this plan. Generally, non-qualified options have a maximum term of 10 years. Incentive options have a maximum term of 10 years. In general, options vest in increments over four years from the date of grant, although we may grant options with different vesting terms from time to time. No stock appreciation rights have been granted to date.

We adopted the 1991 Employee Stock Plan, or the 1991 Plan, on December 4, 1990, and amended it during 1993, 1995, 1997 and 1999. The 1991 Plan allows eligible employees to purchase Common Stock at 85% of the lower of the fair market value of the Common Stock on the grant date or the fair market value on the first business day of each calendar quarter. Purchases are limited to 15% of each employee's eligible compensation. All full-time employees of Genentech are eligible to participate in the 1991 Plan. Of the 21.2 million shares of Common Stock reserved for issuance under the 1991 Plan, 18.3 million shares have been issued as of December 31, 2001. During 2001, 4,382 of the eligible employees participated in the 1991 Plan.

We have elected to continue to follow Accounting Principles Board (or APB 25) to account for employee stock options because the alternative fair value method of accounting prescribed by FAS 123, "Accounting for Stock-Based Compensation," requires the use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, "Accounting for Stock Issued to Employees," no compensation expense is recognized because the exercise price of our employee stock options equals the market price of the underlying stock on the date of grant.

     The information regarding net income (loss) and earnings (loss) per share with FAS 123 has been determined as if we had accounted for our employee stock options and employee stock plan under the fair value method prescribed by FAS 123 and the earnings (loss) per share method under FAS 128. The resulting effect on net income (loss) and earnings (loss) per share with FAS 123 disclosed is not likely to be representative of the effects on net income (loss) and earnings (loss) per share with FAS 123 in future years, due to subsequent years including additional grants and years of vesting. The fair value of options was estimated at the date of grant using a Black-Scholes option valuation model with the following weighted-average assumptions for 2001, 2000 and 1999, respectively:  risk-free interest rates of 3.9%, 5.3% and 5.8%; dividend yields of 0%; volatility factors of the expected market price of our Common Stock of 63.0%, 75.0% and 45.0%, and a weighted-average expected life of the option of five years.

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because our employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

     For purposes of disclosures with FAS 123, the estimated fair value of options is amortized to expense over the options' vesting period. Information with FAS 123 for the periods presented (in thousands, except per share amounts):

	2001	2000	1999
			New Basis	| |	Old Basis
Net income (loss) - as reported	$150,236	$(74,241)	$(1,245,112)	|	$87,636
Net income (loss) - with FAS 123	(2,563)	(159,067)	(1,275,577)	|	57,105
Earnings (loss) per share - as reported:				|
Basic	0.29	(0.14)	(2.43)	|	0.17
Diluted	0.28	(0.14)	(2.43)	|	0.16
Earnings (loss) per share - with FAS 123:				|
Basic	0.00	(0.31)	(2.49)	|	0.11
Diluted	0.00	(0.31)	(2.49)	|	0.11

     A summary of our stock option activity and related information is as follows:

	Shares	Weighted-Average Exercise Price
Options outstanding at December 31, 1998	68,502,424	$12.82
Grants	34,092,336	28.54
Exercises	(11,638,378)	12.19
Cancellations	(49,404,778)	13.03
Options outstanding at December 31, 1999	41,551,604	$25.65
Grants	9,986,353	78.70
Exercises	(8,258,743)	17.96
Cancellations	(2,334,352)	30.82
Options outstanding at December 31, 2000	40,944,862	$39.84
Grants	10,740,689	42.58
Exercises	(2,899,135)	24.69
Cancellations	(2,146,446)	45.84
Options outstanding at December 31, 2001	46,639,970	$41.06

     The following table summarizes information concerning currently outstanding and exercisable options:
	As of December 31, 2001
	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Years Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$12.531 - $17.781	3,131,219	7.83	$15.00	3,081,516	$14.96
$20.000 - $24.250	17,359,226	7.62	24.23	12,560,979	24.23
$32.094 - $47.500	16,439,927	9.05	42.29	3,243,858	42.84
$50.550 - $74.844	1,328,898	8.77	62.46	333,673	66.01
$76.440 - $95.655	8,380,700	8.89	79.88	2,234,836	80.09
	46,639,970			21,454,862

     Using the Black-Scholes option valuation model, the weighted-average fair value of options granted was $24.00 in 2001, $51.05 in 2000 and $13.66 in 1999. Shares of Common Stock available for future grants under all stock option plans were 14,509,668 at December 31, 2001.

SUBSEQUENT EVENT

Under our stock repurchase program approved by our Board of Directors on October 31, 2001, we have repurchased approximately 3.3 million shares of our common stock at a cost of approximately $160.1 million since December 31, 2001. For more information on our stock repurchase program, see the "Capital Stock" note above.

QUARTERLY FINANCIAL DATA (UNAUDITED)
(in thousands, except per share amounts)

	2001 Quarter Ended
	December 31	September 30	June 30	March 31
Total revenues	$600,156	$556,165	$515,874	$540,082
Product sales	492,036	448,700	410,258	391,904
Gross margin from product sales	393,608	352,670	334,070	308,108
Income before cumulative effect of accounting change(1)	42,097	42,741	38,648	32,388
Cumulative effect of accounting change, net of tax(2)	-	-	-	5,638
Net income	42,097	42,741	38,648	26,750
Earnings per share:
Basic	0.08	0.08	0.07	0.05
Diluted	0.08	0.08	0.07	0.05

	2000 Quarter Ended
	December 31	September 30	June 30	March 31
Total revenues	$485,340	$447,340	$415,826	$387,850
Product sales	351,579	334,173	309,414	283,178
Gross margin from product sales(3)	281,835	242,817	211,757	177,043
Income (loss) before cumulative effect of accounting change(4)	15,274	5,760	(12,865)	(24,610)
Cumulative effect of accounting change, net of tax(6)	-	-	-	(57,800)
Net income (loss)	15,274	5,760	(12,865)	(82,410)
Earnings (loss) per share(5):
Basic	0.03	0.01	(0.02)	(0.16)
Diluted	0.03	0.01	(0.02)	(0.16)

Increase (decrease)(6):
Revenues	-	$2,158	$2,158	$2,158
Net income (loss)	-	1,295	1,295	(56,505)
Earnings (loss) per share - diluted	-	0.00	0.00	(0.11)

  Includes recurring charges related to the Redemption, primarily the amortization of goodwill and other intangible assets of $79.4 million in the fourth, third, second and first quarters of 2001.

  We adopted the Statement of Financial Accounting Standards No. 133, "Accounting for Derivatives and Hedging Activities," on January 1, 2001. Upon adoption, we recorded a $5.6 million charge, net of tax, as a cumulative effect of a change in accounting principle and an increase of $5.0 million, net of tax, in other comprehensive income related to recording derivative instruments at fair value.

  Reflects expense of $2.3 million, $15.8 million, $31.4 million and $43.3 million in the fourth, third, second and first quarters of 2000, respectively, related to the sale of inventory that was written up to fair value as a result of the Redemption on June 30, 1999, and related push-down accounting.

  Primarily reflects the impact of the Redemption and push-down accounting, including: the sale of inventory that was written up to fair value, see note (3) above; the amortization of goodwill and other intangible assets of $78.6 million, $95.2 million, $95.2 million and $95.2 million in the fourth, third, second and first quarters of 2000, respectively.

  Reflects the two-for-one stock split in October of 2000.

  We adopted the Securities and Exchange Commission's Staff Accounting Bulletin No. 101 on revenue recognition effective January 1, 2000, and recorded a $57.8 million charge, net of tax, as a cumulative effect of a change in accounting principle related to contract revenues recognized in prior periods. The related deferred revenue is being recognized over the term of the agreements. The increase (decrease) in revenues, net income (loss) and earnings (loss) per diluted shares reflect the impact of this adoption.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

PART III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     (a) The sections labeled "Nominees" and "Section 16(a) Beneficial Ownership Reporting Compliance" of our Proxy Statement in connection with the 2002 Annual Meeting of Stockholders are incorporated herein by reference.

     (b) Information concerning our Executive Officers is set forth in Part I of this Form 10-K.

Item 11.	EXECUTIVE COMPENSATION

     The sections labeled "Executive Compensation," "Compensation of Directors," "Compensation of Executive Officers," "Summary of Compensation," "Summary Compensation Table," "Stock Option Grants and Exercises," "Option Grants in Last Fiscal Year," "Aggregated Option Exercises in Last Fiscal Year and FY-End Option Values," "Change-In-Control Agreements," "Loans and Other Compensation," "Compensation Committee Report," "Compensation Committee Interlocks and Insider Participation," "Performance Graph" and "Total Stockholder Returns" of our Proxy Statement in connection with the 2002 Annual Meeting of Stockholders are incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The sections labeled "Relationship With Roche," "Security Ownership of Certain Beneficial Owners," "Security Ownership of Management" and "Amount and Nature of Beneficial Ownership" of our Proxy Statement in connection with the 2002 Annual Meeting of Stockholders are incorporated herein by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The sections labeled "Relationship With Roche," "Loans and Other Compensation" and "Certain Relationships and Related Transactions" of our Proxy Statement in connection with the 2002 Annual Meeting of Stockholders is incorporated herein by reference.

PART IV

Item 14.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  The following documents are included as part of this Annual Report on Form 10-K.

     1.  Index to Financial Statements

Report of Ernst & Young LLP, Independent Auditors

Consolidated Statements of Operations for the years ended December 31, 2001 and 2000, and the periods from June 30, 1999 to December 31, 1999 and January 1, 1999 to June 30, 1999

Consolidated Statements of Cash Flows for the years ended December 31, 2001 and 2000, and the periods from June 30, 1999 to December 31, 1999 and January 1, 1999 to June 30, 1999

Consolidated Balance Sheets at December 31, 2001 and 2000

Consolidated Statements of Stockholders' Equity for the year ended December 31, 2001 and 2000, and the periods from June 30, 1999 to December 31, 1999 and January 1, 1999 to June 30, 1999

Notes to Consolidated Financial Statements

Quarterly Financial Data (unaudited)

     2.  Financial Statement Schedule

     The following schedule is filed as part of this Form 10-K:

Schedule II- Valuation and Qualifying Accounts for the year ended December 31, 2001 and 2000, and the periods from June 30, 1999 to December 31, 1999 and January 1, 1999 to June 30, 1999

All other schedules are omitted as the information required is inapplicable or the information is presented in the consolidated financial statements or the related notes.

     3.  Exhibits
Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation.(1)
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation.(14)
3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation.(16)
3.4	Restated By-Laws.(2)
4.1	Indenture, dated March 27, 1987 ("Indenture") for U.S. $150,000,000 5% Convertible Subordinated Debentures due 2002.(3)
4.2	First Supplemental to Indenture, dated August 17, 1990.(4)
4.3	Second Supplemental to Indenture, dated October 18, 1995.(5)
4.4	Form of Common Stock Certificate.(2)
10.1	Patent License Agreement with Columbia University dated October 12, 1987.(6)
10.2	Form of Affiliation Agreement, dated as of July 22, 1999, between Genentech and Roche Holdings, Inc.(2)

10.3	Amendment No. 1, dated October 22, 1999, to Affiliation Agreement between Genentech and Roche Holdings, Inc.(13)
10.4

Form of Amended and Restated Agreement, restated as of July 1, 1999, between Genentech, Inc. and F. Hoffmann-La Roche Ltd regarding Commercialization of Genentech's Products outside the United States.(2)

10.5	Tax Sharing Agreement, dated as of July 22, 1999, between Genentech, Inc. and Roche Holdings, Inc.(2)
10.6	Genentech, Inc. Tax Reduction Investment Plan.(9)
10.7	Amendment No. 1 to the Genentech, Inc. Tax Reduction Investment Plan.(10)
10.8	Amendment No. 2 to the Genentech, Inc. Tax Reduction Investment Plan.(10)
10.9	Amendment No. 3 to the Genentech, Inc. Tax Reduction Investment Plan.(10)
10.10	Trust Agreement.(10)
10.11	Amendment No. 1 to Trust Agreement.(10)
10.12	Amendment No. 2 to Trust Agreement.(10)
10.13	Amendment No. 3 to Trust Agreement.(10)
10.14	Amendment No. 4 to Trust Agreement.(10)
10.15	Amendment No. 5 to Trust Agreement.(10)
10.16	Amendment No. 6 to Trust Agreement.(10)
10.17	Amendment No. 7 to Trust Agreement.(10)
10.18	Supplemental Plan to the 401(k) Plan.(7)
10.19	1990 Stock Option/Stock Incentive Plan, as amended and restated as of October 16, 1996.(11)
10.20	1994 Stock Option Plan, as amended and restated as of October 16, 1996.(11)
10.21	1996 Stock Option/Stock Incentive Plan, as amended and restated as of October 16, 1996.(11)
10.22	1999 Stock Plan, as amended and restated as of December 8, 2000.(14)
10.23	1991 Employee Stock Plan, as amended on April 13, 1999.(12)
10.24	Long-Term Key Employee Incentive Program, effective as of July 1, 1999.(13)
10.25	Promissory Note, dated as of December 22, 2000 issued to Genentech by Mytle S. Potter.(15)
10.26	Change in Control Agreement, dated as of January 20, 2001, between Genentech and Myrtle S. Potter.(15)
10.27	Lease, dated as of October 26, 2001, between Genentech and Vacaville Real Estate Trust 2001.
10.28

Participation Agreement, dated as of October 26, 2001, among Genentech, Vacaville Real Estate Trust 2001, Wilmington Trust Company, The Chase Manhattan Bank, J.P. Morgan Securities, Inc., BNP Paribas, Credit Suisse First Boston, UBS AG, Stamford Branch, Wachovia Bank and various financial institutions named therein.

10.29	Backup Facility Agreement, dated as of October 26, 2001, among DNA Finance Corp, The Chase Manhattan Bank and various financial institutions named therein.
10.30	Guarantee, dated as of October 26, 2001, between Genentech, DNA Finance Corp and the investors named therein.
23.1	Consent of Ernst & Young LLP, Independent Auditors.
24.1	Power of Attorney. Reference is made to the signature page.
28.1	Description of the Company's capital stock.(8)

----------------

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

  Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 1999 filed with the Commission and incorporated herein by reference.

  Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2000 filed with the Commission and incorporated herein by reference.

  Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ending March 31, 2001 filed with the Commission and incorporated herein by reference.

  Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ending June 30, 2001 filed with the Commission and incorporated herein by reference.

(b)  Reports on Form 8-K:   None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENENTECH, INC. Registrant

Date: March 1, 2002
	By:	/s/ JOHN M. WHITING
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:
Signature	Title	Date

Principal Executive Officer:

/s/ ARTHUR D. LEVINSON		March 1, 2002
Arthur D. Levinson	Chairman, President and Chief Executive Officer

Principal Financial Officer:

/s/ LOUIS J. LAVIGNE, JR.		March 1, 2002
Louis J. Lavigne, Jr.	Executive Vice President and Chief Financial Officer

Director:

/s/ HERBERT W. BOYER	Director	March 1, 2002
Herbert W. Boyer

/s/ JONATHAN K.C. KNOWLES	Director	March 1, 2002
Jonathan K.C. Knowles

/s/ FRANZ B. HUMER	Director	March 1, 2002
Franz B. Humer

/s/ MARK RICHMOND	Director	March 1, 2002
Mark Richmond

/s/ CHARLES A. SANDERS	Director	March 1, 2002
Charles A. Sanders

SCHEDULE II

GENENTECH, INC.
VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2001, 2000 and 1999
(in thousands)

	Balance at Beginning of Period	Addition Charged to Cost and Expenses	Deductions(1)	Balance at End of Period
Allowance for doubtful accounts and returns:
Year Ended December 31, 2001:	$17,310	$16,145	$(11,255)	$22,200
Year Ended December 31, 2000:	$18,951	$16,167	$(17,808)	$17,310
Period from June 30 to December 31, 1999:	$17,744	$4,318	$(3,111)	$18,951
Period from January 1 to June 30, 1999:	$17,418	$3,985	$(3,659)	$17,744
Inventory reserves:
Year Ended December 31, 2001:	$11,817	$16,354	$(2,582)	$25,589
Year Ended December 31, 2000:	$16,384	$14,500	$(19,067)	$11,817
Period from June 30 to December 31, 1999:	$16,447	$2,382	$(2,445)	$16,384
Period from January 1 to June 30, 1999:	$14,904	$10,901	$(9,358)	$16,447
Reserve for nonmarketable equity securities and convertible equity loans:
Year Ended December 31, 2001:	$32,785	$3,352	$-	$36,137
Year Ended December 31, 2000:	$29,045	$3,740	$-	$32,785
Period from June 30 to December 31, 1999:	$19,648	$9,397	$-	$29,045
Period from January 1 to June 30, 1999:	$12,143	$7,505	$-	$19,648

(1)  Represents amounts written off or returned against the allowance or reserves.