Form 10-Q
period 2002-03-31
GENENTECH INC
filed 2002-04-26
CIK 318771

 UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission file number: 1-9813

GENENTECH, INC.
 (Exact name of registrant as specified in its charter)
Delaware (State or other jurisdiction of incorporation or organization)	94-2347624 (I.R.S. Employer Identification Number)

1 DNA Way, South San Francisco, California  94080-4990
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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Number of Shares Outstanding
Common Stock $0.02 par value	525,576,082 Outstanding at March 31, 2002

TABLE OF CONTENTS

		Page No.
	PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Statements of Income - for the three months ended March 31, 2002 and 2001	3

	Condensed Consolidated Statements of Cash Flows - for the three months ended March 31, 2002 and 2001	4

	Condensed Consolidated Balance Sheets - March 31, 2002 and December 31, 2001	5

	Notes to Condensed Consolidated Financial Statements	6 - 14

	Independent Accountants' Review Report	15

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

	Financial Review	16 - 34

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	35

	PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	36

Item 6.	Exhibits and Reports on Form 8-K	36

SIGNATURES		37

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

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(unaudited)
	Three Months Ended March 31,
	2002	2001
Revenues:
Product sales (including amounts from related party: 2002-$21,347; 2001-$22,037)	$476,549	$391,904
Royalties (including amounts from related party: 2002-$25,850; 2001-$23,619)	81,843	74,631
Contract and other (including amounts from related parties: 2002-$3,811; 2001-$2,199)	26,765	38,483
Interest income	28,295	35,064

Total revenues	613,452	540,082

Costs and expenses
Cost of sales (including amounts from related party: 2002-$18,823; 2001-$18,506)	102,444	83,796
Research and development (including contract related: 2002-$4,450; 2001-$2,948)	146,691	136,340
Marketing, general and administrative	123,628	127,920
Collaboration profit sharing	72,077	46,373
Recurring charges related to redemption	38,928	81,516
Interest expense	753	1,491

Total costs and expenses	484,521	477,436

Income before taxes and cumulative effect of accounting change	128,931	62,646
Income tax provision	33,628	30,258
Income before cumulative effect of accounting change	95,303	32,388
Cumulative effect of accounting change, net of tax	-	(5,638)

Net income	$95,303	$26,750

Earnings per share:
Basic:
Earnings before cumulative effect of accounting change	$0.18	$0.06
Cumulative effect of accounting change, net of tax	-	(0.01)

Net earnings per share	$0.18	$0.05

Diluted:
Earnings before cumulative effect of accounting change	$0.18	$0.06
Cumulative effect of accounting change, net of tax	-	(0.01)

Net earnings per share	$0.18	$0.05

Weighted-average shares used to compute basic earnings per share:	526,835	525,795

Weighted-average shares used to compute diluted earnings per share:	534,978	535,209

See Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)
	Three Months Ended March 31,
	2002	2001
Cash flows from operating activities:
Net income	$95,303	$26,750
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	67,925	105,954
Deferred income taxes	416	34,526
Gain on sales of securities available-for-sale	(25,664)	(22,245)
Loss on sales of securities available-for-sale	2,602	909
Write-down of securities available-for-sale	8,207	19,850
Loss on fixed asset dispositions	4,596	747
Changes in assets and liabilities:
Investments in trading securities	(60,466)	(69,631)
Receivables and other current assets	(33,787)	(10,546)
Inventories	(2,308)	(28,789)
Accounts payable, other current liabilities and other long-term liabilities	9,784	(25,484)

Net cash provided by operating activities	66,608	32,041

Cash flows from investing activities:
Purchases of securities available-for-sale	(345,306)	(270,086)
Proceeds from sales of securities available-for-sale	356,517	277,157
Purchases of nonmarketable equity securities	(1,250)	(5,550)
Capital expenditures	(72,078)	(36,324)
Change in other assets	(7,982)	(2,038)

Net cash used in investing activities	(70,099)	(36,841)

Cash flows from financing activities:
Stock issuances	26,907	35,355
Stock repurchases	(179,798)	-
Repayment of short-term debt	(149,692)	-

Net cash (used in) provided by financing activities	(302,583)	35,355

Net (decrease) increase in cash and cash equivalents	(306,074)	30,555
Cash and cash equivalents at beginning of period	395,203	551,384

Cash and cash equivalents at end of period	$89,129	$581,939

See Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
	March 31, 2002	December 31, 2001
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$89,129	$395,203
Short-term investments	911,080	952,875
Accounts receivable - net (including amounts from related parties: 2002-$61,229; 2001-$54,825)	336,245	303,298
Inventories	359,254	356,946
Prepaid expenses and other current assets	197,098	201,030

Total current assets	1,892,806	2,209,352
Long-term marketable securities	1,452,582	1,468,450
Property, plant and equipment (net of accumulated depreciation: 2002-$661,457; 2001-$636,227	907,813	865,668
Goodwill (net of accumulated amortization: 2001-$996,779)	1,334,219	1,302,493
Other intangible assets (net of accumulated amortization: 2002-$1,451,854; 2001-$1,459,285)	1,042,405	1,113,299
Other long-term assets	204,461	175,585

Total assets	$6,834,286	$7,134,847

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$53,120	$33,348
Short-term debt	-	149,692
Other accrued liabilities (including amounts to related parties: 2002-$48,080; 2001-$45,259)	451,239	468,715

Total current liabilities	504,359	651,755
Deferred tax liabilities	416,032	447,809
Deferred revenue	67,933	68,033
Other long-term liabilities	21,417	47,431

Total liabilities	1,009,741	1,215,028

Commitments and contingencies

Stockholders' equity:
Preferred stock	-	-
Common stock	10,512	10,566
Additional paid-in capital	6,781,898	6,794,831
Accumulated deficit, since June 30, 1999	(1,234,238)	(1,197,300)
Accumulated other comprehensive income	266,373	311,722

Total stockholders' equity	5,824,545	5,919,819

Total liabilities and stockholders' equity	$6,834,286	$7,134,847

See Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting only of adjustments of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three month periods ended March 31, 2002 and 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. The condensed consolidated balance sheet as of December 31, 2001 has been derived from the audited financial statements as of that date. For further information, refer to the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2001.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Change in Accounting Principle

On January 1, 2001, we adopted Statement of Financial Accounting Standards (or FAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" as amended by FAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." FAS 133 requires us to recognize all derivatives on the balance sheet at fair value. Derivatives that are not designated as hedges must be adjusted to fair value through earnings. If the derivative is designated and qualifies as a hedge, depending on the nature of the hedge, changes in the fair value of the derivative are either offset against the change in fair value of assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The adoption of FAS 133 resulted in a $5.6 million charge, net of tax, ($0.01 per share) as a cumulative effect of an accounting change and the recognition of $6.0 million in gains, net of tax, ($0.01 per share) during the three months ended March 31, 2001, related to the change in the time value of certain hedging instruments in the statement of operations, and an increase of $5.0 million, net of tax, in other comprehensive income at March 31, 2001.

Recent Pronouncements

On January 1, 2002, we adopted FAS 141, "Business Combinations" and FAS 142, "Goodwill and Other Intangible Assets." FAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, and also specifies the criteria for the recognition of intangible assets separately from goodwill. Under the new rules, goodwill is no longer amortized but is subject to an impairment test at least annually. Separately identified and recognized intangible assets resulting from business combinations completed before July 1, 2001, that did not meet the new criteria for separate recognition of intangible assets were subsumed in goodwill upon adoption. FAS 141 specifically identified assembled workforce as an intangible asset that is not to be recognized apart from goodwill and it was subsumed into goodwill on January 1, 2002. Other intangible assets that meet the new criteria continue to be amortized over their useful lives.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

     In accordance with FAS 141 and 142, we discontinued the amortization of goodwill and our trained and assembled workforce intangible asset, which resulted in an increase in reported net income by approximately $39.4 million, net of tax, (or $0.07 per share) in the first quarter ended March 31, 2002, as compared to the accounting prior to the adoption of FAS 141 and 142. We performed an impairment test of goodwill as of January 1, 2002, which did not result in an impairment charge at transition. We will continue to monitor the carrying value of our goodwill through the annual impairment tests. See also Note 4, "Goodwill and Other Acquisition-Related Intangible Assets."

     A reconciliation of previously reported net income and earnings per share to the amounts adjusted for the exclusion of goodwill amortization and the amortization of our trained and assembled workforce intangible asset, net of the related income tax, follows (in millions, except per share amounts):

	Three Months Ended March 31,
	2002	2001
Reported net income	$95.3	$26.8
Add back: Goodwill amortization	-	38.3
Add back: Trained and assembled workforce amortization	-	1.1

Adjusted net income	$95.3	$66.2

Basic earnings per share:
Reported net income	$0.18	$0.05
Goodwill amortization	-	0.07
Trained and assembled workforce amortization	-	-

Adjusted net income	$0.18	$0.12

Diluted earnings per share:
Reported net income	$0.18	$0.05
Goodwill amortization	-	0.07
Trained and assembled workforce amortization	-	-

Adjusted net income	$0.18	$0.12

We adopted FAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" on January 1, 2002. FAS 144 supersedes FAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The primary objectives of FAS 144 are to develop one accounting model based on the framework established in FAS 121 for long-lived assets to be disposed of by sale, and to address significant implementation issues. Our adoption of FAS 144 did not have a material impact on our financial position or results of operations.

Note 2.	REDEMPTION OF OUR SPECIAL COMMON STOCK

On June 30, 1999, we redeemed all of our outstanding Special Common Stock held by stockholders other than Roche Holdings, Inc. (or Roche) with funds deposited by Roche for that purpose. This event, referred to as the "Redemption," caused Roche to own 100% of our common stock on that date. The Redemption was reflected as a purchase of a business which under U.S. generally accepted accounting principles, required push-down accounting to reflect in our financial statements the amount paid for our stock in excess of our net book value plus Roche's transaction costs at June 30, 1999. Roche purchased 60% in 1990 and 5% in 1991 through 1997 of our outstanding stock.

As a result of the Redemption and push-down accounting, we recorded goodwill amortization expense of $38.3 million in the first quarter of 2001 and amortization expense related to other intangible assets of $38.9 million in the first quarter of 2002, and $41.1 million in the first quarter of 2001. We recorded $2.1 million of compensation expense in the first quarter of 2001 related to alternative arrangements provided for certain holders of some of the unvested options that were cancelled as a result of the Redemption.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 3.	RELATIONSHIP WITH ROCHE

Roche's Ability to Maintain Its Percentage Ownership Interest in Our Stock

We expect from time to time to issue additional shares of common stock in connection with our stock option and stock purchase plans, and we may issue additional shares for other purposes. Our affiliation agreement with Roche provides, among other things, that we will establish a stock repurchase program designed to maintain Roche's percentage ownership interest in our common stock. The affiliation agreement provides that we will repurchase a sufficient number of shares pursuant to this program such that, with respect to any issuance of common stock by Genentech in the future, the percentage of Genentech common stock owned by Roche immediately after such issuance will be no lower than Roche's lowest percentage ownership of Genentech common stock at any time after the offering of common stock occurring in July 1999 and prior to the time of such issuance, except that Genentech may issue shares up to an amount that would cause Roche's lowest percentage ownership to be no more than 2% below the "Minimum Percentage." The Minimum Percentage equals the lowest number of shares of Genentech common stock owned by Roche since the July 1999 offering (to be adjusted in the future for dispositions of shares of Genentech common stock by Roche as well as for stock splits or stock combinations) divided by 509,194,352 (to be adjusted in the future for stock splits or stock combinations), which is the number of shares of Genentech common stock outstanding at the time of the July 1999 offering, as adjusted for the two-for-one splits of Genentech common stock in November 1999 and October 2000. As long as Roche's percentage ownership is greater than 50%, prior to issuing any shares, the affiliation agreement provides that we will repurchase a sufficient number of shares of our common stock such that, immediately after our issuance of shares, Roche's percentage ownership will be greater than 50%. The affiliation agreement also provides that, upon Roche's request, we will repurchase shares of our common stock to increase Roche's ownership to the Minimum Percentage. In addition, Roche will have a continuing option to buy stock from us at prevailing market prices to maintain its percentage ownership interest. On March 31, 2002, Roche's percentage ownership of our common stock was 58.3%.

Note 4.	GOODWILL AND OTHER ACQUISITION-RELATED INTANGIBLE ASSETS

Changes in the carrying amount of goodwill for the quarter ended March 31, 2002, are as follows (in millions):
Balance as of December 31, 2001	$1,302.5
Reclassification of intangible asset - Trained and assembled workforce into goodwill	31.7

Balance as of March 31, 2002	$1,334.2

We performed an impairment test of goodwill as of January 1, 2002. No impairment charge was necessary.

The components of our other acquisition-related intangible assets at March 31, 2002, are as follows (in millions):

	Gross Carrying Amount	Accumulated Amortization	Net
Developed product technology	$1,194.1	$(630.8)	$563.3
Core technology	443.5	(291.5)	152.0
Developed license technology	467.5	(372.2)	95.3
Tradenames	144.0	(48.3)	95.7
Key distributor relationships	80.0	(46.9)	33.1

Total	$2,329.1	$(1,389.7)	$939.4

Amortization expense of our other acquisition-related intangible assets for the first quarter of 2002 was $38.9 million and for the first quarter of 2001 was $41.1 million.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The expected future annual amortization expense of our other acquisition-related intangible assets is as follows (in millions):
For the Year Ended December 31,	Amortization Expense
2002	$155.7
2003	154.3
2004	145.5
2005	122.8
2006	104.9
2007	104.0
Thereafter	191.1

Total expected future annual amortization	$978.3

Note 5.	DERIVATIVE FINANCIAL INSTRUMENTS

Foreign Currency Instruments

To protect against currency exchange risks on forecasted foreign currency cash flows from royalties to be received from licensees' foreign product sales over the next one to three years and expenses related to our foreign facility and our collaboration development expenses denominated in foreign currencies, we have instituted a foreign currency cash flow hedging program. We hedge portions of our forecasted foreign currency revenues with option contracts and we hedge our foreign currency expenses from our foreign facility with forward contracts. When the dollar strengthens significantly against the foreign currencies, the decline in value of future foreign currency revenues or expenses is offset by gains or losses, respectively, in the value of the option or forward contracts designated as hedges. Conversely, when the dollar weakens, the increase in the value of future foreign currency expenses is offset by gains in the value of the forward contracts. In accordance with FAS 133, hedges related to anticipated transactions are designated and documented at the hedge's inception as cash flow hedges and evaluated for hedge effectiveness at least quarterly. Gains and losses related to option and forward contracts that hedge future cash flows are recorded against the hedged revenues or expenses in the statement of operations. During the first quarters of 2002 and 2001, the ineffective portion of our foreign currency hedging instruments were not material.

Interest Rate Swaps

We enter into interest-rate swap agreements to limit our exposure to fluctuations in U.S. interest rates. Our material interest bearing assets, or interest-bearing portfolio, consisted of cash, cash equivalents, restricted cash, short-term investments, convertible preferred stock investments, convertible loans and long-term investments as of March 31, 2002 and December 31, 2001. Our interest-rate swap agreements effectively convert a portion of our short-term investments in our interest-bearing portfolio to a fixed-rate basis over the next two years, thus reducing the impact of interest rate changes on future interest income. As of March 31, 2002, $100.0 million in interest rate swap agreements were designated as cash flow hedges and the future interest receipt on approximately $100.0 million of our interest-bearing portfolio was designated as the hedged transaction. In the first quarter of 2002, we recognized gains of $6.0 million in earnings related to the early termination of certain of our swap agreements. We had no such gains in the first quarter of 2001.

Equity Instruments

Our marketable equity securities portfolio consists primarily of investments in biotechnology companies whose risk of market fluctuations is greater than the stock market in general. To manage a portion of this risk, we enter into derivative instruments such as zero-cost collar instruments and equity forward contracts to hedge equity securities against changes in market value. During 2001, we entered into zero-cost collars that expire in 2005 through 2007. We anticipate that these collars will be physically settled. A zero-cost collar is a purchased put option and a written call option on a specific equity security such that the cost of the purchased put and the proceeds of the written call offset each other; therefore, there is no initial cost or cash outflow for these instruments at the time of purchase. The purchased put protects us from a decline in the market value of the security below a certain minimum level (the put

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

"strike" level), while the call effectively limits our potential to benefit from an increase in the market value of the security above a certain maximum level (the call "strike" level). At March 31, 2002, our zero-cost collars were designated and qualify as cash flow hedges.

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

     We record gains in contract and other revenues, and losses in marketing, general and administrative expenses in the statement of operations. In the first quarter of 2002, we recognized gains of $17.1 million from the early termination of certain equity forwards and the disposition of the underlying equity securities. In the first quarter of 2001, we recognized a net gain of $10.0 million related to certain hedging instruments.

At March 31, 2002, net gains on derivative instruments expected to be reclassified from accumulated other comprehensive income to earnings during the next twelve months due to the receipt of the related net revenues denominated in foreign currencies are not material.

Derivative Activity in Accumulated Other Comprehensive Income

     The following table summarizes activity in other comprehensive income related to derivatives, net of taxes, held during the first quarter of 2002 and 2001 (in thousands):

	Three Months Ended March 31,
	2002	2001
Cumulative effect of adopting FAS 133	$-	$5,020
Changes in fair value of derivatives	(4,458)	3,689
Gains reclassified from other comprehensive income	-	(841)

Accumulated derivative gains/(losses)	$(4,458)	$7,868

Note 6.	COMPREHENSIVE INCOME

Comprehensive income is comprised of net income and other comprehensive income. Other comprehensive income includes certain changes in stockholders' equity that are excluded from net income. Other comprehensive income includes changes in fair value of derivatives designated as and effective as cash flow hedges and unrealized gains and losses on our available-for-sale securities. Comprehensive income and its components for the quarter ended March 31, 2002 and 2001 are as follows (in thousands):
	Three Months Ended March 31,
	2002	2001
Net income	$95,303	$26,750
Changes in unrealized loss on securities available-for-sale, net of tax	(40,891)	(68,334)
Changes in fair value of derivatives, net of tax	(4,458)	7,868

Comprehensive income (loss)	$49,954	$(33,716)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The components of accumulated other comprehensive income, net of taxes, are as follows (in thousands):

	March 31, 2002	December 31, 2001
Unrealized gains on securities available-for-sale	$262,986	$303,877
Unrealized gains on derivatives	3,387	7,845

Accumulated other comprehensive income	$266,373	$311,722

Note 7.	EARNINGS PER SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share (EPS) computations for the quarters ended March 31, 2002 and 2001 (in thousands):

	Three Months Ended March 31,
	2002	2001
Numerator:
Net income - numerator for basic and diluted earnings per share	$95,303	$26,750

Denominator:
Denominator for basic earnings per share - weighted-average shares	526,835	525,795
Effect of dilutive securities:
Stock options	8,143	9,414

Denominator for diluted earnings per share - adjusted weighted-average shares and dilutive stock options	534,978	535,209

Options to purchase 9,542,574 shares of common stock between $50.55 and $95.66 per share were outstanding in the three-month period ended March 31, 2002, but were not included in the computation of diluted EPS because the options were anti-dilutive.

Note 8.	LEGAL PROCEEDINGS

We are a party to various legal proceedings, including patent infringement litigation relating to our antibody products, and one of our thrombolytic products, and licensing and contract disputes, and other matters.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

stated counterclaims against Glaxo. The trial of this suit has been rescheduled to begin on April 14, 2003. This lawsuit is separate from and in addition to the Glaxo suit mentioned above.

We and the City of Hope Medical Center are parties to a 1976 agreement relating to work conducted by two City of Hope employees, Arthur Riggs and Keiichi Itakura, and patents that resulted from that work, which are referred to as the "Riggs/Itakura Patents." Since that time, Genentech has entered into license agreements with various companies to make, use and sell the products covered by the Riggs/Itakura Patents. On August 13, 1999 the City of Hope filed a complaint against us in the Superior Court in Los Angeles County, California, alleging that we owe royalties to the City of Hope in connection with these license agreements, as well as product license agreements that involve the grant of licenses under the Riggs/Itakura Patents. The complaint states claims for declaratory relief, breach of contract, breach of implied covenant of good faith and fair dealing, and breach of fiduciary duty. On December 15, 1999, we filed our answer to the City of Hope's complaint. The trial of this suit began on August 28, 2001, in which City of Hope was seeking compensatory damages in the amount of approximately $445.0 million (including interest) and special damages. On October 24, 2001, the jury hearing the lawsuit announced that it was unable to reach a verdict and on that basis the Court declared a mistrial. City of Hope requested a retrial, jury selection for the retrial began on March 11, 2002, and the retrial is currently ongoing. City of Hope is seeking compensatory damages in the amount of approximately $490.0 million (including interest) and special damages.

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

We and Pharmacia AB are parties to a 1978 agreement relating to Genentech's development of recombinant human growth hormone products, under which Pharmacia is obligated to pay Genentech royalties on sales of Pharmacia's growth hormone products throughout the world. Pharmacia filed a Request for Arbitration with the International Chamber of Commerce (or ICC) to resolve several disputed issues between Genentech and Pharmacia under the 1978 agreement. One of the claims made by Pharmacia is for a refund of some of the royalties previously paid to Genentech for sales of Pharmacia's growth hormone products in certain countries. On February 14, 2002, the ICC issued a decision in Genentech's favor on that claim, ruling that no refund of royalties is due to Pharmacia.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

infringement and breach of contract, special damages, and attorneys fees and costs. We have filed our answer to Genzyme's complaint. The court has consolidated this lawsuit and the declaratory judgement lawsuit suit referred to above for further proceedings. The trial of this consolidated lawsuit is scheduled to begin on January 21, 2003.

On November 15, 2001, a shareholder of XOMA Ltd. filed a class action lawsuit against XOMA, Genentech, and certain officers of each of the two companies in the United States District Court for the Northern District of California. The complaint was filed on behalf of all persons who purchased XOMA common stock during the period May 24, 2001 through October 4, 2001. The complaint alleged that XOMA and Genentech made misleading statements and failed to disclose material facts about the timing of the filing of a U.S. Food and Drug Administration application for Xanelim, the potential psoriasis drug that XOMA is co-developing with Genentech. The plaintiffs sought to recover unspecified damages suffered as a result of the alleged federal securities law violations. On March 11, 2002, plaintiffs' counsel filed with the Court a Stipulation and Proposed Order of Voluntary Dismissal, and on March 13, 2002, the Court entered an order dismissing the lawsuit without prejudice.

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

Note 9.	INVENTORIES

In anticipation of the launch of Xolair, we have produced approximately $74.7 million of inventory, of which $42.1 million has been paid by our collaborator, Novartis Pharmaceuticals Corporation, or covered by inventory provisions. In anticipation of the launch of Xanelim, we have produced approximately $7.8 million of inventory, net of inventory provisions. Due to the launch delays of Xolair and Xanelim, we will continually assess the realizability of our Xolair and Xanelim inventories based on expected U.S. Food and Drug Administration (or FDA) approval dates and forecasted sales.
	March 31, 2002	December 31, 2001
Raw materials and supplies	$23,196	$23,633
Work in process	293,685	299,717
Finished goods	42,373	33,596

Total	$359,254	$356,946

Note 10.	CAPITAL STOCK

Stock Repurchase Program

On October 31, 2001, our Board of Directors authorized a stock repurchase program to repurchase up to $625.0 million of our common stock over the following 12 months. Purchases may be made in the open market or in privately negotiated transactions from time to time at management's discretion. We may also engage in transactions in other Genentech securities in conjunction with the repurchase program, including derivative securities. We also entered into a 10b5-1 insider trading plan to repurchase shares in the open market during those periods each quarter when trading in our stock by insiders is restricted under our insider trading policy. Under the program approved by our Board of Directors, we repurchased approximately 3.7 million shares of our common stock at a cost of approximately $179.9 million during the three-month period ended March 31, 2002. Of those shares repurchased, approximately 0.3 million were repurchased under our 10b5-1 insider trading plan.

     The par value method of accounting is used for common stock repurchases. The excess of the cost of shares acquired over the par value is allocated to additional paid-in capital with the amounts in excess of initial value charged to retained earnings/accumulated deficit.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 11.	TAXES

The tax provision of $33.6 million for the first quarter of 2002 increased over the tax provision of $30.3 million for the first quarter of 2001 primarily due to increased pretax income, decreased charges related to the Redemption and decreased R&D tax credits, partially offset by a $10.0 million favorable change in estimate related to prior years items.

Our effective tax rates were approximately 26% for the first quarter of 2002 and 48% for the first quarter of 2001. The decrease reflects the elimination of the amortization of goodwill pursuant to the adoption of FAS 141 and 142 and a change in estimates of prior years items.

Note 12.	SUBSEQUENT EVENT

Under our stock repurchase program approved by our Board of Directors on October 31, 2001, we have repurchased approximately 5.3 million shares of our common stock at a cost of approximately $211.2 million since March 31, 2002. Of those shares repurchased, approximately 0.3 million were repurchased under our 10b5-1 insider trading plan. For more information on our stock repurchase program, see the "Capital Stock" note above.

INDEPENDENT ACCOUNTANTS' REVIEW REPORT

The Board of Directors and Stockholders of Genentech, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Genentech, Inc. as of March 31, 2002, and the related condensed consolidated statements of income for the three-month periods ended March 31, 2002 and 2001 and the condensed consolidated statements of cash flows for the three-month periods ended March 31, 2002 and 2001. These financial statements are the responsibility of Genentech's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheet of Genentech, Inc. as of December 31, 2001, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein) and in our report dated January 15, 2002 (except for the note titled Subsequent Event, as to which the date is February 26, 2002), we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2001, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

                                                                                                                    /s/ ERNST & YOUNG LLP

Palo Alto, California
April 8, 2002, except for Note 12,
as to which the date
is April 24, 2002

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

  Rituxan (rituximab) antibody which we market together with IDEC Pharmaceuticals Corporation (or IDEC) for the treatment of patients with relapsed or refractory low-grade or follicular, CD20-positive B-cell non-Hodgkin's lymphoma;

  TNKase (tenecteplase) single-bolus thrombolytic agent for the treatment of acute myocardial infarction (heart attack);

  Activase (alteplase, recombinant) tissue plasminogen activator (or t-PA) for the treatment of acute myocardial infarction, acute ischemic stroke (brain attack) within three hours of the onset of symptoms and acute massive pulmonary embolism (blood clots in the lungs);

  Cathflo Activase (alteplase, recombinant) tissue plasminogen activator approved for the restoration of function to central venous access devices that have become occluded due to a blood clot;

  Nutropin Depot [somatropin (rDNA origin) for injectable suspension] long-acting growth hormone for the treatment of growth failure associated with pediatric growth hormone deficiency;

  Nutropin AQ [somatropin (rDNA origin) for injection] liquid formulation growth hormone for the same indications as Nutropin;

  Nutropin [somatropin (rDNA origin) for injection] human growth hormone for the treatment of growth hormone deficiency in children and adults, growth failure associated with chronic renal insufficiency prior to kidney transplantation and short stature associated with Turner syndrome;

  Protropin (somatrem for injection) growth hormone for the treatment of inadequate endogenous growth hormone secretion, or growth hormone deficiency, in children; and

  Pulmozyme (dornase alfa, recombinant) inhalation solution for the treatment of cystic fibrosis.

     We receive royalties on sales of rituximab, Pulmozyme and Herceptin outside of the United States and on sales of human growth hormone, Rituxan, Pulmozyme, Activase and TNKase in Canada from Hoffmann-La Roche. We receive royalties from third parties on sales of growth hormone products within the United States and outside of the United States, on sales of t-PA outside of the United States and Canada, and on sales of tenecteplase outside of the United States, Canada and Japan. We also receive worldwide royalties on additional licensed products that are marketed by other companies. A number of these products originated from our technology.

Redemption of Our Special Common Stock

On June 30, 1999, we redeemed all of our outstanding Special Common Stock held by stockholders other than Roche Holdings, Inc. (or Roche) at a price of $20.63 per share in cash with funds deposited by Roche for that purpose. We refer to this event as the "Redemption." As a result, on that date, Roche's percentage ownership of our outstanding Common Stock increased from 65% to 100%. Consequently, under U.S. generally accepted accounting principles, we were required to use push-down accounting to reflect in our financial statements the amounts paid for our stock in excess of our net book value. Push-down accounting required us to record $1,685.7 million of goodwill and $1,499.0 million of other intangible assets onto our balance sheet on June 30, 1999. See also below in the "Recurring Charges Related to Redemption" section of Results of Operations and Note 2, "Redemption of Our Special Common Stock," in the Notes to Condensed Consolidated Financial Statements.

Roche's Ability to Maintain Its Percentage Ownership Interest in Our Stock

We expect from time to time to issue additional shares of common stock in connection with our stock option and stock purchase plans, and we may issue additional shares for other purposes. Our affiliation agreement with Roche provides, among other things, that we establish a stock repurchase program designed to maintain Roche's percentage ownership interest in our common stock. The affiliation agreement provides that we will repurchase a sufficient number of shares pursuant to this program such that, with respect to any issuance of common stock by Genentech in the future, the percentage of Genentech common stock owned by Roche immediately after such issuance will be no lower than Roche's lowest percentage ownership of Genentech common stock at any time after the offering of common stock occurring in July 1999 and prior to the time of such issuance, except that Genentech may issue shares up to an amount that would cause Roche's lowest percentage ownership to be no more than 2% below the "Minimum Percentage." The Minimum Percentage equals the lowest number of shares of Genentech common stock owned by Roche since the July 1999 offering (to be adjusted in the future for dispositions of shares of Genentech common stock by Roche as well as for stock splits or stock combinations) divided by 509,194,352 (to be adjusted in the future for stock splits or stock combinations), which is the number of shares of Genentech common stock outstanding at the time of the July 1999 offering, as adjusted for the two-for-one splits of Genentech common stock in November 1999 and October 2000. As long as Roche's percentage ownership is greater than 50%, prior to issuing any shares, the affiliation agreement provides that we will repurchase a sufficient number of shares of our common stock such that, immediately after our issuance of shares, Roche's percentage ownership will be greater than 50%. The affiliation agreement also provides that, upon Roche's request, we will repurchase shares of our common stock to increase Roche's ownership to the Minimum Percentage. In addition, Roche will have a continuing option to buy stock from us at prevailing market prices to maintain its percentage ownership interest. On March 31, 2002, Roche's percentage ownership of our common stock was 58.3%.

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

  We lease various real properties under operating leases that generally require us to pay taxes, insurance, maintenance and minimum lease payments. Five of our operating leases are commonly referred to as "synthetic leases." A synthetic lease is a form of off-balance sheet financing under which an unrelated third party funds 100% of the costs for the acquisition and/or construction of the property and leases the asset to a lessee, and at least 3% of the third party funds represent at risk equity. Our synthetic leases are treated as operating leases for accounting purposes and financing leases for tax purposes. We periodically review the fair values of the properties leased in order to determine potential accounting ramifications. Adverse changes in the fair value of the properties leased, changes in the equity participation of the third parties, or potential new accounting pronouncements could affect the classification of these leases from operating to financing.

  We are currently involved in certain legal proceedings as discussed in Note 8, "Legal Proceedings" in the Notes to Condensed Consolidated Financial Statements. We do not believe these legal proceedings will have a material adverse effect on our consolidated financial position, results of operations or cash flows. However, were an unfavorable ruling to occur in any quarterly period, there exists the possibility of a material impact on the operating results of that period.

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

RESULTS OF OPERATIONS
(dollars in millions, except per share amounts)
	Three Months Ended March 31,
REVENUES	2002	2001	% Change
Revenues	$613.4	$540.1	14%

Revenues increased 14% in the first quarter of 2002 from the comparable period in 2001 primarily as a result of higher product sales and royalty income. These increases were partially offset by lower contract and other revenues and interest income. These revenue changes are further discussed in detail below.
	Three Months Ended March 31,
PRODUCT SALES	2002	2001	% Change
Herceptin	$86.8	$81.4	7%
Rituxan	247.5	172.1	44
Activase/TNKase/Cathflo Activase	42.8	52.1	(18)
Growth Hormone	67.7	55.5	22
Pulmozyme	31.7	29.9	6
Actimmune	-	0.9	(100)

Total product sales	$476.5	$391.9	22%

Total Product Sales

Total product sales increased 22% in the first quarter of 2002 from the comparable period in 2001 primarily as a result of higher sales of Rituxan, growth hormone products, Herceptin and Pulmozyme, offset in part by lower sales of our thrombolytic products.

Herceptin

Net sales of Herceptin increased 7% in the first quarter of 2002 from the comparable period in 2001. An increase in first-line use in the metastatic breast cancer market and, to a lesser extent, a price increase have contributed to the positive sales trend.

Rituxan

Net sales of Rituxan increased 44% in the first quarter of 2002 from the comparable period in 2001. This increase was primarily due to increased use of the product for the treatment of B-cell non-Hodgkin's lymphoma and, to a lesser extent, a price increase. The increase is also attributable to use of the product for the treatment of aggressive non-Hodgkin's lymphoma and chronic lymphocytic leukemia although there are currently no approved label indications for these uses. The increased use of the product for the treatment of aggressive non-Hodgkin's lymphoma reflects the adoption of the Groupe d'Etude des Lymphomes de l'Adulte (or GELA) study reporting on the benefits of using Rituxan, combined with standard chemotherapy, for treating aggressive non-Hodgkin's lymphoma.

Activase/TNKase/Cathflo

Combined net sales of our three thrombolytic products, Activase, TNKase and Cathflo Activase, decreased 18% in the first quarter of 2002 from the comparable period in 2001. This decrease was attributable to the decline in the overall size of the thrombolytic market as a result of increasing use of mechanical reperfusion as well as early intervention with other therapies in the treatment of acute myocardial infarction and preventative therapies. Our sales were also impacted by continued competition from Centocor, Inc.'s Retavase® (reteplase) and aggressive price discounting. The decrease from the first quarter of 2001 was offset in part by $3.5 million of new sales of Cathflo Activase in the first quarter of 2002. Cathflo Activase received U.S. Food and Drug Administration (or FDA) approval in early September 2001 and was launched in late September 2001.

Growth Hormone

Net sales of our four growth hormone products, Nutropin Depot, Nutropin AQ, Nutropin and Protropin, increased 22% in the first quarter of 2002 from the comparable period in 2001. This net sales growth is primarily attributable to continued strong demand for the products and, to a lesser extent, a price increase. The continued strong demand reflects our focus on new patient starts, higher dosing during puberty and an incremental increase in the length of therapy.

Pulmozyme

Net sales of Pulmozyme increased 6% in the first quarter of 2002 from the comparable period in 2001. The increase primarily reflects an increased focus on aggressive treatment of cystic fibrosis early in the course of the disease and, to a lesser extent, a price increase.

Actimmune

Net sales of Actimmune were $0.9 million in the first quarter of 2001. In the second quarter of 1998, in return for a royalty on net sales, we licensed U.S. marketing and development rights to interferon gamma, including Actimmune, to Connetics Corporation. Thereafter, Connetics sublicensed all of its rights to InterMune Pharmaceuticals, Inc. (or InterMune). As of January 1999, we no longer sold Actimmune directly in the U.S. We agreed to sell packaged drug product to InterMune at cost plus a mark-up through December 31, 2001. As of January 1, 2002, we no longer manufacture or sell Actimmune.

ROYALTIES, CONTRACT AND OTHER, AND INTEREST INCOME	Three Months Ended March 31,
	2002	2001	% Change
Royalties	$81.8	$74.6	10%
Contract and other	26.8	38.5	(30)
Interest income	28.3	35.1	(19)

Royalties

Royalty income increased 10% in the first quarter of 2002 from the comparable period in 2001. The increase in royalty income was primarily due to new royalties earned under a patent that was recently issued to Genentech and our collaborator relating to methods used to make antibodies by recombinant DNA technology, and higher royalties from Roche.

Contract and Other Revenues

Contract and other revenues decreased 30% in the first quarter of 2002 from the comparable period in 2001. The decrease in the quarter was primarily due to the recognition of $10.0 million in gains related to certain hedging instruments in the first quarter of 2001 due to the adoption of Statement of Financial Accounting Standards No. 133 (FAS 133), "Accounting for Derivative Instruments and Hedging Activities." (See below in the "Change in Accounting Principle" section and in Note 1, "Summary of Significant Accounting Policies," of the Notes to Condensed Consolidated Financial Statements.) In addition, the decrease in the quarter reflects lower gains from the sale of biotechnology equity securities.

Interest Income

Interest income decreased 19% in the first quarter of 2002 from the comparable period in 2001. The decrease was due to lower portfolio yields, offset in part by a higher average portfolio balance.

COSTS AND EXPENSES	Three Months Ended March 31,
	2002	2001	% Change
Cost of sales	$102.4	$83.8	22%
Research and development	146.7	136.3	8
Marketing, general and administrative	123.6	127.9	(3)
Collaboration profit sharing	72.1	46.4	55
Recurring charges related to redemption	38.9	81.5	(52)
Interest expense	0.8	1.5	(47)

Total costs and expenses	$484.5	$477.4	1%

Cost of Sales

Cost of sales in the first quarter of 2002 increased to $102.4 million compared to $83.8 million in the first quarter of 2001. Cost of sales as a percent of product sales was 21%, which was comparable to the first quarter of 2001. The increase in cost of sales was primarily due to increased product sales and, to a lesser extent, an increase in royalty costs related to a $5.0 million payment for retroactive royalties.

Research and Development

Research and development (or R&D) expenses increased 8% in the first quarter of 2002 from the comparable period in 2001. The increase in the first quarter of 2002 was largely due to higher expenses related to late-stage clinical development of products, offset in part by lower in-licensing expenses. R&D expenses in the first quarter of 2001, included a $15.0 million upfront payment for the purchase of in-process research and development (or IPR&D) under in-licensing agreements with collaborators. We determined that the acquired IPR&D was not yet technologically feasible and that it had no future alternative uses.

Marketing, General and Administrative

Overall marketing, general and administrative (or MG&A) expenses decreased 3% in the first quarter of 2002 from the comparable period in 2001. The decrease in the first quarter of 2002 was primarily due to a decrease in the write-down of certain biotechnology investments, offset in part by losses incurred for fixed asset disposals and increased royalty expenses associated with higher sales by licensees.

Collaboration Profit Sharing

Collaboration profit sharing increased 55% in the first quarter of 2002 from the comparable period in 2001. The increase was primarily due to increased Rituxan profit sharing with IDEC due to higher Rituxan sales.

Recurring Charges Related to Redemption

We began recording recurring charges related to the Redemption and push-down accounting in the third quarter of 1999. These charges were $38.9 million in the first quarter of 2002 and $81.5 million in the first quarter of 2001. These charges were comprised of $38.9 million in 2002 and $41.1 million in 2001 related to the amortization of other intangible assets. The first quarter of 2001 included $38.3 million related to the amortization of goodwill and $2.1 million of compensation expense related to alternative arrangements provided at the time of the Redemption for certain holders of some of the unvested options.

     On January 1, 2002, we adopted FAS 141, "Business Combinations" and FAS 142, "Goodwill and Other Intangible Assets." In accordance with FAS 141 and 142, we discontinued the amortization of goodwill and our trained and assembled workforce intangible asset. This resulted in an increase in reported net income of approximately $39.4 million, net of tax, (or $0.07 per share) in the first quarter of 2002 as compared to the accounting prior to the adoption of FAS 141 and 142. We performed an impairment test of goodwill as of January 1, 2002, which did not result in an impairment charge at transition. We will continue to monitor the carrying value of our goodwill through the annual impairment tests. See also Note 4, "Goodwill and Other Acquisition-Related Intangible Assets" in the Notes to Condensed Consolidated Financial Statements.

Interest Expense

Interest expense has fluctuated depending on the amounts borrowed and the level of interest capitalized on construction projects. Interest expense, net of amounts capitalized, relates to interest on our 5% convertible subordinated debentures. Interest expense in the first quarter of 2002 decreased as a result of higher capitalized interest for construction of manufacturing and R&D facilities. Interest expense in 2002 is expected to decline as a result of the repayment of our debentures, which matured on March 27, 2002 and were redeemed in cash.

INCOME BEFORE TAXES AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE, INCOME TAXES AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE	Three Months Ended March 31,
	2002	2001	% Change
Income before taxes and cumulative effect of accounting change	$128.9	$62.7	106%
Income tax provision	33.6	30.3	11
Income before cumulative effect of accounting change	95.3	32.4	194
Cumulative effect of accounting change, net of tax	-	(5.6)	(100)

Change in Accounting Principle

We adopted FAS 133, "Accounting for Derivatives and Hedging Activities," on January 1, 2001. Upon adoption, we recorded a $5.6 million charge, net of tax, ($0.01 per share), as a cumulative effect of a change in accounting principle and an increase of $5.0 million, net of tax, in other comprehensive income related to recording derivative instruments at fair value. (See the "Change in Accounting Principle" section of Note 1, "Summary of Significant Accounting Policies," of the Notes to Condensed Consolidated Financial Statements.)

Income Tax Provision

The tax provision of $33.6 million for the first quarter of 2002 increased over the tax provision of $30.3 million for the first quarter of 2001 primarily due to increased pretax income, decreased charges related to the Redemption and decreased R&D tax credits, partially offset by a $10.0 million favorable change in estimate related to prior years items.

Our effective tax rates were approximately 26% for the first quarter of 2002 and 48% for the first quarter of 2001. The decrease reflects the elimination of the amortization of goodwill pursuant to the adoption of FAS 141 and 142 and a change in estimates of prior years items.

We anticipate our effective tax rate for the year 2002 to be higher than the first quarter of 2002. Other factors may have favorable or unfavorable effects upon our effective tax rate in 2002 and subsequent years. These factors include, but are not limited to, interpretations of existing tax laws, changes in tax laws and rates, future levels of R&D spending, future levels of capital expenditures, and our success in R&D and commercializing products.

NET INCOME	Three Months Ended March 31,
	2002	2001	% Change
Net income	$95.3	$26.8	256%
Earnings per share:
Basic:
Earnings before cumulative effect of accounting change	$0.18	$0.06	200%
Cumulative effect of accounting change, net of tax	-	(0.01)	(100)

Net earnings per share	$0.18	$0.05	260%

Diluted:
Earnings before cumulative effect of accounting change	$0.18	$0.06	200%
Cumulative effect of accounting change, net of tax	-	(0.01)	(100)

Net earnings per share	$0.18	$0.05	260%

Net Income

Net income of $95.3 million, or $0.18 per diluted share, in the first quarter of 2002 increased from $26.8 million, or $0.05 per diluted share, in the first quarter of 2001. The increase primarily reflects higher product sales and royalties, a decrease in recurring charges related to the Redemption, a lower tax rate and lower MG&A expenses. These favorable variances were offset in part by decreased contract and other revenues and interest income, and increased collaboration profit sharing expenses, COS and R&D expenses.

In-Process Research and Development

At June 30, 1999, the Redemption date, we determined that the acquired in-process technology was not technologically feasible and that the in-process technology had no future alternative uses. As a result, $500.5 million of in-process research and development (or IPR&D) related to Roche's 1990 through 1997 purchases of our common stock was charged to additional paid-in capital, and $752.5 million of IPR&D related to the Redemption was charged to operations at June 30, 1999.

     Except as otherwise noted below, there have been no significant changes to the projects since December 31, 2001. We do not track all costs associated with research and development on a project-by-project basis. Therefore, we believe a calculation of cost incurred as a percentage of total incurred project cost as of the FDA approval is not possible. We estimate, however, that the research and development expenditures that will be required to complete the in-process projects will total at least $540.0 million, as compared to $700.0 million as of the Redemption date. This estimate reflects costs incurred since the Redemption date, discontinued projects, and decreases in cost to complete estimates for other projects, partially offset by an increase in certain cost estimates related to early stage projects and changes in expected completion dates.

     The following are significant changes that occurred during the quarter ended March 31, 2002, to the projects included in the IPR&D charge at the Redemption:

  Pulmozyme - Phase III trial in early stage cystic fibrosis has been completed and the study results have been published.

  Anti-CD11a antibody - Phase III studies ongoing. An additional pharmacokinetic comparability study did not achieve the pre-defined statistical definition for comparability. We are working closely with the FDA to determine the next steps, but this will delay the filing of a Biologics License Application (or BLA) with the FDA beyond the summer of 2002.

Related Party Transactions

We enter into transactions with Roche, Hoffmann-La Roche and its affiliates in the ordinary course of business. Contract revenue from Hoffmann-La Roche, including reimbursement for ongoing development expenses after the option exercise date, totaled $2.1 million in the first quarter of 2002 and $2.2 million in the first quarter of 2001. All other revenue from Roche, Hoffmann-La Roche and their affiliates, principally royalties and product sales, totaled $47.2 million in the first quarter of 2002 and $45.7 million in the first quarter of 2001.

     During 2001, Novartis AG (Novartis) acquired 20% of the outstanding voting stock of Roche Holding, Ltd. As a result of this investment, Novartis is deemed to have an indirect beneficial ownership interest under FAS 57, "Related Party Disclosures," of more than 10% of our voting stock. During 2000, we entered into an arrangement with our collaboration partner, Novartis, whereby Novartis is required to fund a portion of the cost of our Xolair inventory until the product is approved for marketing by the FDA. Through March 31, 2002, Novartis has paid $38.4 million of our Xolair inventory costs. This amount is required to be returned to Novartis upon the earlier of regulatory approval of Xolair in the U.S. or the European Union, and has been recorded in other accrued liabilities in our condensed consolidated financial statements. Contract revenue from Novartis, including amounts for clinical materials, totaled $1.7 million in the first quarter of 2002 and none in the first quarter of 2001.

LIQUIDITY AND CAPITAL RESOURCES	March 31, 2002	December 31, 2001
Cash and cash equivalents, short-term investments and long-term marketable securities	$2,452.8	$2,816.5
Working capital	1,388.4	1,557.6

We used cash generated from operations, income from investments and proceeds from stock issuances to fund operations, purchase marketable securities and make capital and equity investments during the first quarters of 2002 and 2001, and to also fund stock repurchases and the repayment of our debentures in the first quarter of 2002.

On October 31, 2001, our Board of Directors authorized a stock repurchase program to repurchase up to $625.0 million of our common stock over the following 12 months. Purchases may be made in the open market or in privately negotiated transactions from time to time at management's discretion. We may also engage in transactions in other Genentech securities in conjunction with the repurchase program, including derivative securities. We also entered into a 10b5-1 insider trading plan to repurchase shares in the open market during those periods each quarter when trading in our stock by insiders is restricted under our insider trading policy. Under the program approved by our Board of Directors, we repurchased approximately 3.7 million shares of our common stock at a cost of approximately $179.9 million during the three-month period ended March 31, 2002. Of those shares repurchased, approximately 0.3 million were repurchased under our 10b5-1 insider trading plan.

Cash and cash equivalents, short-term investments and long-term marketable securities at March 31, 2002 decreased from December 31, 2001 by $363.7 million primarily due to stock repurchases and the scheduled repayment of our debentures during the first quarter of 2002. Working capital decreased by $169.2 million in the first quarter of 2002 from December 31, 2001.

Capital expenditures totaled $72.1 million in the first quarter of 2002 compared to $36.3 million in the comparable period of 2001. The increase in the first quarter of 2002 compared to 2001 was primarily due to an increase in the construction of and improvements to manufacturing and R&D facilities.

Our short-term debt of $149.7 million of convertible subordinated debentures, with interest payable at 5%, matured on March 27, 2002. We redeemed the debentures in cash at maturity.

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

We lease various real properties under operating leases that generally require us to pay taxes, insurance, maintenance and minimum lease payments. Five of our operating leases are commonly referred to as synthetic leases. A synthetic lease represents a form of off-balance sheet financing under which an unrelated third party funds 100% of the costs of the acquisition and/or construction of the property and leases the asset to a lessee, and at least 3% of the third party funds represent at risk equity. Our synthetic leases are treated as operating leases for accounting purposes and as financing leases for tax purposes. Under our synthetic lease structures, upon termination or expiration, at our option, we must either purchase the property from the lessor at a predetermined amount that does not constitute a bargain purchase, sell the real property to a third party, or renew the lease arrangement. If the property is sold to a third party at an amount less than the amount financed by the lessor, we have agreed under residual value guarantees to pay the lessor up to an agreed upon percentage of the amount financed by the lessor.

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

     Under all of our synthetic leases, we are also required to maintain certain pre-defined financial ratios and are limited to the amount of additional debt we can assume. In addition, no Genentech officers or employees have any financial interest with regards to these synthetic lease arrangements or with any of the special purpose entities used in these arrangements. In the event of a default, the maximum amount payable under the residual value guarantee would equal 100% of the amount financed by the lessor, and our obligation to purchase the leased properties or pay the related residual value guarantees could be accelerated. We believed at the lease's inception and continue to believe that the occurrence of any event of default that could trigger our purchase obligation is remote.

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

Fluctuations in Our Operating Results Could Affect the Price of Our Common Stock

Our operating results may vary from period to period for several reasons including:

  The overall competitive environment for our products as described in "We Face Growing and New Competition" below.

  The amount and timing of sales to customers in the United States. For example, sales of a product may increase due to fluctuations in distributor ordering patterns.

  The amount and timing of our sales to F. Hoffmann-La Roche (or Hoffmann-La Roche) and our other partners of products for sale outside of the United States and the amount and timing of sales to their respective customers, which directly impact both our product sales and royalty revenues.

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

  The rate of adoption and use of our products for approved indications and additional indications. Among other things, the rate of adoption and use of our products may be affected by results of clinical studies reporting on the benefits or risks of a product.

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

  Preclinical and clinical trial results that (e.g., the trial failed to meet its primary objectives) may show the product to be less effective than desired or to have harmful problematic side effects.

  Failure to receive the necessary regulatory approvals or a delay in receiving such approvals. Among other things, such delays may be caused by slow enrollment in clinical studies, additional time requirements for data analysis, BLA preparation, discussions with the FDA, an FDA request for additional preclinical or clinical data or manufacturing issues.

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

Factors affecting our research and development (or R&D) expenses include, but are not limited to:

  The number of and the outcome of clinical trials currently being conducted by us and/or our collaborators. For example, our R&D expenses may increase based on the number of late-stage clinical trials being conducted by us and/or our collaborators.

  The number of products entering into development from late-stage research. For example, there is no guarantee that internal research efforts will succeed in generating sufficient data for us to make a positive development decision or that an external candidate will be available on terms acceptable to us. In the past, some promising candidates have not yielded sufficiently positive preclinical results to meet our stringent development criteria.

  Hoffmann-La Roche's decisions whether to exercise its options to develop and sell our future products in non-U.S. markets and the timing and amount of any related development cost reimbursements.

  In-licensing activities, including the timing and amount of related development funding or milestone payments. For example, we may enter into agreements requiring us to pay a significant upfront fee for the purchase of in-process research and development (or IPR&D) which we may record as an R&D expense.

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

  Call for us to establish a stock repurchase program designed to maintain Roche's percentage ownership interest in our common stock based on an established Minimum Percentage. For information regarding Minimum Percentage, see the "Relationship with Roche -- Roche's Ability to Maintain Its Percentage Ownership Interest in Our Stock" note in the Notes to Condensed Consolidated Financial Statements of Part I. For more information on our stock repurchase program, see the "Capital Stock" note in the Notes to Condensed Consolidated Financial Statements of Part I.

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

     Second, in the growth hormone market, we continue to face increased competition from at least four other companies currently selling growth hormone. As a result of that competition, we experienced a loss in market share. A fifth competitor may enter the growth hormone market during the second half of 2002. Four competitors have also received approval to market their existing human growth hormone products for additional indications. As a result of this competition, sales of our growth hormone products may decline.

     Third, in the non-Hodgkin's lymphoma market, Corixa Corporation has filed a revised BLA, for Bexxar™ (tositumomab and iodine I 131 tositumomab), which may potentially compete with our product Rituxan. IDEC has received marketing approval from the FDA and began commercial shipments in late March 2002 for Zevalin™ (ibritumomab tiuxetan), a product which could also potentially compete with Rituxan. Both Bexxar and Zevalin are radiolabeled molecules while Rituxan is not. We are also aware of other potentially competitive biologic therapies for non-Hodgkin's lymphoma in development.

Other Competitive Factors Could Affect Our Product Sales

Other competitive factors that could affect our product sales include, but are not limited to:

  The timing of FDA approval, if any, of competitive products.

  Our pricing decisions, including a decision to increase or decrease the price of a product, and the pricing decisions of our competitors.

  The degree of patent protection afforded our products by patents granted to us and by the outcome of litigation involving our patents.

  The outcome of litigation involving patents of other companies concerning our products or processes related to production and formulation of those products or uses of those products. For example, as described in the "Legal Proceedings" note in the Notes to Condensed Consolidated Financial Statements of Part I, several companies have filed patent infringement lawsuits against us alleging that the manufacture, use and sale of certain of our products infringe their patents.

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

In Connection With the Redemption of Our Special Common Stock, We Recorded Substantial Goodwill and Other Intangibles, the Amortization or Impairment of Which May Adversely Affect Our Earnings

As a result of the redemption of our Special Common Stock, Roche owned all of our outstanding common stock. Consequently, push-down accounting under generally accepted accounting principles in the U.S. was required. Push-down accounting required us to establish a new accounting basis for our assets and liabilities, based on Roche's cost in acquiring all of our stock. In other words, Roche's cost of acquiring Genentech was "pushed down" to us and reflected on our financial statements. Push-down accounting required us to record goodwill of approximately $1,685.7 million and other intangible assets of $1,499.0 million on June 30, 1999. The other intangible assets are being amortized over their estimated useful lives ranging from 5 to 15 years. See the "Redemption of Our Special Common Stock" note in the Notes to Condensed Consolidated Financial Statements of Part I for further information on the useful lives of these intangible assets.

     Statement of Financial Accounting Standards (or FAS) No. 142, which was adopted January 1, 2002, requires that goodwill not be amortized, but rather be subject to an impairment test at least annually. Separately identified and recognized intangible assets resulting from business combinations completed before July 1, 2001, that did not meet the new criteria under FAS 141 for separate recognition of intangible assets have been reclassified into goodwill upon adoption. These intangible assets included our trained and assembled workforce. In addition, the useful lives of recognized intangible assets acquired in transactions completed before July 1, 2001, will be reassessed at each reporting date and the remaining amortization periods adjusted accordingly. At least annually, we will evaluate whether events and circumstances have occurred that indicate the remaining balance of goodwill and other intangible assets may not be recoverable. If our evaluation of the assets results in a possible impairment, we may have to reduce the carrying value of our intangible assets. This could have a material adverse effect on our financial condition and results of operations during the periods in which we recognize a reduction. We may have to write down intangible assets in future periods. For more information about push-down accounting, see the "Redemption of Our Special Common Stock" note in the Notes to Condensed Consolidated Financial Statements of Part I. For more information regarding FAS 142 and 141, see "Recent Pronouncements" section of Note 1, "Summary of Significant Accounting Policies" of Item 1.

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

  The conclusion of existing arrangements with other companies and Hoffmann-La Roche which may include the conclusion of development and marketing arrangements for our products in the U.S., Europe and other countries outside the United States.

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

Protecting Our Proprietary Rights Is Difficult and Costly

The patent positions of pharmaceutical and biotechnology companies can be highly uncertain and involve complex legal and factual questions. Accordingly, we cannot predict the breadth of claims allowed in these companies' patents. Patent disputes are frequent and can preclude the commercialization of products. We have in the past been, are currently, and may in the future be, involved in material patent litigation. Our current patent litigation matters are discussed in the "Legal Proceedings " note in the Notes to Condensed Consolidated Financial Statements of Part I. Patent litigation is costly in its own right and could subject us to significant liabilities to third parties. In addition, an adverse decision could force us to either obtain third-party licenses at a material cost or cease using the technology or product in dispute.

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

We May Be Unable to Obtain Regulatory Approvals for Our Products

The pharmaceutical industry is subject to stringent regulation with respect to product safety and efficacy by various federal, state and local authorities. Of particular significance are the FDA's requirements covering R&D, testing, manufacturing, quality control, labeling and promotion of drugs for human use. A pharmaceutical product cannot be marketed in the United States until it has been approved by the FDA, and then can only be marketed for the indications and claims approved by the FDA. As a result of these requirements, the length of time, the level of expenditures and the laboratory and clinical information required for approval of a New Drug Application (or NDA) or a BLA, are substantial and can require a number of years. In addition, after any of our products receive regulatory approval, they remain subject to ongoing FDA regulation, including, for example, changes to their label, written advisements to physicians and product recall.

     We cannot be sure that we can obtain necessary regulatory approvals on a timely basis, if at all, for any of the products we are developing or that we can maintain necessary regulatory approvals for our existing products, and all of the following could have a material adverse effect on our business:

  Significant delays in obtaining or failing to obtain required approvals as described in "The Successful Development of Pharmaceutical Products is Highly Uncertain" above.

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

     In addition, any prolonged interruption in the operations of our or our contractors' manufacturing facilities could result in cancellations of shipments or loss of product in the process of being manufactured. A number of factors could cause interruptions, including equipment malfunctions or failures, or damage to a facility due to natural disasters, including earthquakes as our South San Francisco facilities are located in an area where earthquakes could occur, rolling blackouts imposed by a utility or otherwise. Because our manufacturing processes and those of our contractors are highly complex and are subject to a lengthy FDA approval process, alternative qualified production capacity may not be available on a timely basis or at all. Difficulties or delays in our and our contractors' manufacturing of existing or new products could increase our costs, cause us to lose revenue or market share and damage our reputation. We may also experience insufficient available capacity to manufacture existing or new products which could cause shortfalls of available product inventory or we may have an excess of available capacity which could lead to an idling of a portion of our manufacturing facilities and incurring idle plant costs.

Future Stock Repurchases Could Adversely Affect Our Cash Position

     On October 31, 2001, our Board of Directors authorized a stock repurchase program to repurchase up to $625.0 million of our common stock over the following 12 months. Purchases may be made in the open market or in privately negotiated transactions from time to time at management's discretion. We may also engage in transactions in other Genentech securities in conjunction with the repurchase program, including derivative securities. We also entered into a 10b5-1 insider trading plan to repurchase shares in the open market during those periods each quarter when trading in our stock by insiders is restricted under our insider trading policy. Under the program approved by our Board of Directors, we repurchased approximately 3.7 million shares of our common stock at a cost of approximately $179.9 million during the three-month period ended March 31, 2002. Of those shares repurchased, approximately 0.3 million were repurchased under our 10b5-1 insider trading plan.

     While the dollar amounts associated with these future stock repurchases cannot currently be estimated, these stock repurchases could have a material adverse effect on our cash position, credit rating and ability to access capital in the financial markets, and could limit our ability to use our capital stock as consideration for acquisitions. For more information on our stock repurchase program, see "Liquidity and Capital Resources" above.

Our Stock Price, Like That of Many Biotechnology Companies, Is Highly Volatile

The market prices for securities of biotechnology companies in general have been highly volatile and may continue to be highly volatile in the future. In addition, due to the absence of the put and call that were associated with our Special Common Stock, the market price of our common stock has been and may continue to be more volatile than our Special Common Stock was in the past. For example, our common stock reached a high of $122.50 per share in March 2000 and decreased, as the biotech sector and stock market in general decreased, to $37.25 per share in April 2002.

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

Our Affiliation Agreement With Roche Could Adversely Affect Our Cash Position

Our affiliation agreement with Roche provides that we will establish a stock repurchase program designed to maintain Roche's percentage ownership interest in our common stock based on an established Minimum Percentage. For more information on our stock repurchase program, see the "Capital Stock" note in the Notes to Condensed Consolidated Financial Statements of Part I. See the "Relationship with Roche -- Roche's Ability to Maintain Its Percentage Ownership Interest in Our Stock" note in the Notes to Condensed Consolidated Financial Statements of Part I for information regarding the Minimum Percentage.

     While the dollar amounts associated with these future stock repurchases cannot currently be estimated, these stock repurchases could have a material adverse effect on our cash position, and may have the effect of limiting our ability to use our capital stock as consideration for acquisitions.

Future Sales of Our Common Stock by Roche Could Cause the Price of Our Common Stock to Decline

As of March 31, 2002, Roche owned 306,594,352 shares of our common stock or 58.3% of our outstanding shares. All of our shares owned by Roche are eligible for sale in the public market subject to compliance with the applicable securities laws. We have agreed that, upon Roche's request, we will file one or more registration statements under the Securities Act in order to permit Roche to offer and sell shares of our common stock. Sales of a substantial number of shares of our common stock by Roche in the public market could adversely affect the market price of our common stock.

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

Our Interest Income is Subject to Fluctuations in Interest Rates

Our material interest-bearing assets, or interest-bearing portfolio, consisted of cash, cash equivalents, restricted cash, short-term investments, convertible preferred stock investments, convertible loans and long-term investments. The balance of our interest bearing portfolio was $2,082.9 million or 30% of total assets at March 31, 2002. Interest income related to this portfolio was $28.3 million or 5% of total revenues for the first quarter of 2002. Our interest income is sensitive to changes in the general level of interest rates, primarily U.S. interest rates. In this regard, changes in U.S. interest rates affect the interest bearing portfolio. To mitigate the impact of fluctuations in U.S. interest rates, for a portion of our portfolio, we have entered into swap transactions which involve the receipt of fixed rate interest and the payment of floating rate interest without the exchange of the underlying principal.

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

     To mitigate our net foreign exchange exposure, our policy allows us to hedge certain of our anticipated royalty revenues by purchasing option contracts with expiration dates and amounts of currency that are based on 25% to 90% of probable future revenues so that the potential adverse impact of movements in currency exchange rates on the non-dollar denominated revenues will be at least partly offset by an associated increase in the value of the option. Generally, the term of these options is one to three years. To hedge the non-dollar expenses arising from our foreign manufacturing facility, we may enter into forward contracts to lock in the dollar value of a portion of these anticipated expenses.

Our Investments in Equity Securities Are Subject to Market Risks

As part of our strategic alliance efforts, we invest in equity instruments of biotechnology companies. Our biotechnology equity investment portfolio totaled $475.1 million or 7% of total assets at March 31, 2002. These investments are subject to fluctuations from market value changes in stock prices. For example, in the first quarter of 2002 and 2001, we recorded charges related to the write down of certain equity security investments that had an other than temporary impairment.

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

Potential New Accounting Pronouncements May Impact Our Future Financial Position and Results of Operations

There may be potential new accounting pronouncements or regulatory rulings which may have an impact on our future financial position and results of operations.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Our market risks at March 31, 2002 have not changed significantly from those discussed in Item 7A of our Form 10-K for the year ended December 31, 2001 on file with the Securities and Exchange Commission. See also Note 5, "Derivative Financial Instruments," in the Notes to Condensed Consolidated Financial Statements of Part I and the "Forward-Looking Information and Cautionary Factors That May Affect Future Results--We Are Exposed to Market Risk" section of Item 2 of this Form 10-Q for additional discussions of our market risks.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

In connection with the breach of contract lawsuit filed against us by City of Hope Medical Center on August 13, 1999, jury selection for the retrial began on March 11, 2002, and the retrial is currently ongoing. City of Hope is seeking compensatory damages in the amount of approximately $490.0 million (including interest) and special damages.

In connection with the class action lawsuit filed against XOMA, Genentech, and certain officers of each of the two companies on November 15, 2001, on March 11, 2002, plaintiffs' counsel filed with the Court a Stipulation and Proposed Order of Voluntary Dismissal, and on March 13, 2002, the Court entered an order dismissing the lawsuit without prejudice.

See also Item 3 of our report on Form 10-K for the period ended December 31, 2001.

See also Note 8, "Legal Proceedings," in the Notes to Condensed Consolidated Financial Statements of Part I.

Item 6.  Exhibits and Reports on Form 8-K

               (a)  Exhibits

                      15.1  Letter regarding Unaudited Interim Financial Information.

               (b)  Reports on Form 8-K

                      There were no reports on Form 8-K filed during the quarter ended March 31, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENENTECH, INC.
Date:	April 26, 2002	/s/ARTHUR D. LEVINSON
Arthur D. Levinson, Ph.D. Chairman, President and Chief Executive Officer

Date:	April 26, 2002	/s/LOUIS J. LAVIGNE, JR.
Louis J. Lavigne, Jr. Executive Vice President and Chief Financial Officer

Date:	April 26, 2002	/s/JOHN M. WHITING
John M. Whiting Vice President, Controller and Chief Accounting Officer