Form 10-Q
period 2002-06-30
GENENTECH INC
filed 2002-08-14
CIK 318771

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________

FORM 10-Q

________________________

(Mark One)
[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Number of Shares Outstanding
Common Stock $0.02 par value	517,856,470 Outstanding at June 30, 2002

GENENTECH, INC.
TABLE OF CONTENTS

		Page No.
	PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Statements of Operations - for the three months and six months ended June 30, 2002 and 2001	3

	Condensed Consolidated Statements of Cash Flows - for the six months ended June 30, 2002 and 2001	4

	Condensed Consolidated Balance Sheets - June 30, 2002 and December 31, 2001	5

	Notes to Condensed Consolidated Financial Statements	6 - 13

	Independent Accountants' Review Report	14

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

	Financial Review	15 - 34

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	35

	PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	36

Item 4.	Submission of Matters to a Vote of Security Holders	37

Item 6.	Exhibits and Reports on Form 8-K	38

SIGNATURES		39

In this report, "Genentech," "we," "us" and "our" refer to Genentech, Inc. "Common Stock" refers to Genentech's common stock, par value $0.02 per share and "Special Common Stock" refers to Genentech's callable putable common stock, par value $0.02 per share.

We own or have rights to various copyrights, trademarks and trade names used in our business including the following: Actimmune® interferon gamma-1b; Activase® (alteplase, recombinant) tissue-plasminogen activator; Avastin™ (bevacizumab) anti-VEGF antibody; Cathflo™ Activase (alteplase for catheter clearance); Herceptin® (trastuzumab) anti-HER2 antibody; Nutropin® (somatropin (rDNA origin) for injection) growth hormone; Nutropin AQ® (somatropin (rDNA origin) injection) liquid formulation growth hormone; Nutropin Depot® (somatropin (rDNA origin) for injectable suspension) encapsulated sustained-release growth hormone; Protropin® (somatrem for injection) growth hormone; Pulmozyme® (dornase alfa, recombinant) inhalation solution; TNKase™ (tenecteplase) single-bolus thrombolytic agent; and Raptiva™ (efalizumab, formerly Xanelim) anti-CD11a antibody. Rituxan® (rituximab) anti-CD20 antibody is a registered trademark of IDEC Pharmaceuticals Corporation; Tarceva™ (erlotinib) is a trademark of OSI Pharmaceuticals, Inc.; and Xolair™ (omalizumab) anti-IgE antibody is a trademark of Novartis AG. This report also includes other trademarks, service marks and trade names of other companies.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

GENENTECH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Revenues:
Product sales (including amounts from related party: three months - 2002-$31,318; 2001-$16,265; six months - 2002-$52,665; 2001-$38,302)	$523,527	$410,258	$1,000,077	$802,161
Royalties (including amounts from related party: three months - 2002-$33,425; 2001-$17,801; six months - 2002-$59,275; 2001-$41,420)	85,535	52,446	167,378	127,077
Contract and other (including amounts from related parties: three months - 2002-$4,842; 2001-$487; six months - 2002-$8,653; 2001-$2,686)	13,286	20,935	40,051	59,419
Interest income	29,964	32,235	58,258	67,299
Total revenues	652,312	515,874	1,265,764	1,055,956

Costs and expenses
Cost of sales (including amounts for related party: three months - 2002-$26,061; 2001-$13,546; six months - 2002-$44,884; 2001-$32,052)	106,867	76,188	209,311	159,984
Research and development (including contract related: three months - 2002-$8,057; 2001-$3,391; six months - 2002-$12,507; 2001-$6,339)	147,922	123,448	294,613	259,788
Marketing, general and administrative	126,915	107,800	250,542	235,719
Collaboration profit sharing	84,090	57,908	156,168	104,281
Recurring charges related to redemption	38,928	81,490	77,856	163,007
Special charges: litigation-related	518,000	-	518,000	-
Interest expense	-	1,345	753	2,836
Total costs and expenses	1,022,722	448,179	1,507,243	925,615

Income (loss) before taxes and cumulative effect of accounting change	(370,410)	67,695	(241,479)	130,341
Income tax (benefit) provision	(156,762)	29,047	(123,134)	59,305

Income (loss) before cumulative effect of accounting change	(213,648)	38,648	(118,345)	71,036
Cumulative effect of accounting change, net of tax	-	-	-	(5,638)

Net income (loss)	$(213,648)	$38,648	$(118,345)	$65,398

Earnings (loss) per share:
Basic:
Earnings (loss) before cumulative effect of accounting change	$(0.41)	$0.07	$(0.23)	$0.13
Cumulative effect of accounting change, net of tax	-	-	-	(0.01)

Net earnings (loss) per share	$(0.41)	$0.07	$(0.23)	$0.12

Diluted:
Earnings (loss) before cumulative effect of accounting change	$(0.41)	$0.07	$(0.23)	$0.13
Cumulative effect of accounting change, net of tax	-	-	-	(0.01)

Net earnings (loss) per share	$(0.41)	$0.07	$(0.23)	$0.12

Weighted-average shares used to compute basic earnings (loss) per share	520,001	526,998	523,361	526,396

Weighted-average shares used to compute diluted earnings (loss) per share	520,001	535,142	523,361	535,181

See Notes to Condensed Consolidated Financial Statements.

GENENTECH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)
	Six Months Ended June 30,
	2002	2001
Cash flows from operating activities:
Net (loss) income	$(118,345)	$65,398
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	136,245	212,312
Deferred income taxes	(213,256)	16,283
Gain on sales of securities available-for-sale	(34,476)	(27,494)
Loss on sales of securities available-for-sale	3,775	1,913
Write-down of securities available-for-sale	9,451	21,209
Loss on fixed asset dispositions	9,125	1,145
Changes in assets and liabilities:
Litigation-related liability	518,000	-
Investments in trading securities	(109,959)	(66,988)
Receivables and other current assets	(16,241)	(17,435)
Inventories	(23,251)	(50,489)
Accounts payable, other current liabilities and other long-term liabilities	28,184	4,207

Net cash provided by operating activities	189,252	160,061

Cash flows from investing activities:
Purchases of securities available-for-sale	(460,615)	(822,870)
Proceeds from sales of securities available-for-sale	768,427	576,144
Purchases of nonmarketable equity securities	(1,250)	(10,830)
Capital expenditures	(163,816)	(85,668)
Change in other assets	(10,382)	(57,736)

Net cash provided by (used in) investing activities	132,364	(400,960)

Cash flows from financing activities:
Stock issuances	43,704	63,083
Stock repurchases	(491,212)	-
Repayment of short-term debt	(149,692)	-

Net cash (used in) provided by financing activities	(597,200)	63,083

Net decrease in cash and cash equivalents	(275,584)	(177,816)
Cash and cash equivalents at beginning of period	395,203	551,384

Cash and cash equivalents at end of period	$119,619	$373,568

See Notes to Condensed Consolidated Financial Statements.

GENENTECH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)
	June 30, 2002	December 31, 2001
ASSETS
Current assets:
Cash and cash equivalents	$119,619	$395,203
Short-term investments	849,457	952,875
Accounts receivable - net (including amounts from related parties: 2002-$65,623; 2001-$54,825)	327,505	303,298
Inventories	380,197	356,946
Prepaid expenses and other current assets	196,789	201,030

Total current assets	1,873,567	2,209,352
Long-term marketable securities	1,085,251	1,468,450
Property, plant and equipment (net of accumulated depreciation: 2002-$686,401; 2001-$636,227)	969,277	865,668
Goodwill (net of accumulated amortization in 2001 of $996,779)	1,334,219	1,302,493
Other intangible assets (net of accumulated amortization: 2002-$1,494,198; 2001-$1,459,285)	1,004,805	1,113,299
Other long-term assets	326,615	175,585

Total assets	$6,593,734	$7,134,847

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$54,824	$33,348
Short-term debt	-	149,692
Other accrued liabilities (including amounts to related parties: 2002-$45,125; 2001-$45,259)	467,790	468,715

Total current liabilities	522,614	651,755
Deferred tax liabilities	189,405	447,809
Deferred revenue	66,083	68,033
Litigation-related and other long-term liabilities	520,719	47,431

Total liabilities	1,298,821	1,215,028

Commitments and contingencies

Stockholders' equity:
Preferred stock	-	-
Common stock	10,357	10,566
Additional paid-in capital	6,693,840	6,794,831
Accumulated deficit, since June 30, 1999	(1,652,231)	(1,197,300)
Accumulated other comprehensive income	242,947	311,722

Total stockholders' equity	5,294,913	5,919,819

Total liabilities and stockholders' equity	$6,593,734	$7,134,847

See Notes to Condensed Consolidated Financial Statements.

GENENTECH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting only of adjustments of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three- and six-month periods ended June 30, 2002, are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. The condensed consolidated balance sheet as of December 31, 2001 has been derived from the audited financial statements as of that date. For further information, refer to the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2001.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Stock Award Plans

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

Change in Accounting Principle

On January 1, 2001, we adopted Statement of Financial Accounting Standards (or FAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" as amended by FAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." FAS 133 requires us to recognize all derivatives on the balance sheet at fair value. Derivatives that are not designated as hedges must be adjusted to fair value through earnings. If the derivative is designated and qualifies as a hedge, depending on the nature of the hedge, changes in the fair value of the derivative are either offset against the change in fair value of assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value is immediately recognized in earnings. The adoption of FAS 133 on January 1, 2001, resulted in a $5.6 million charge, net of tax, ($0.01 per share) as a cumulative effect of an accounting change, the recognition of $6.0 million in gains, net of tax, ($0.01 per share) related to the change in the time value of certain hedging instruments in the statement of operations, and an increase of $5.0 million, net of tax, in other comprehensive income.

Recent Accounting Pronouncements

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

     In accordance with FAS 141 and 142, we discontinued the amortization of goodwill and our trained and assembled workforce intangible asset, which resulted in a decrease in reported net loss by approximately $39.4 million, net of tax, (or $0.08 per share) in the second quarter ended June 30, 2002, and by approximately $78.8 million, net of tax, (or $0.15 per share) in the first six months of 2002 as compared to the accounting prior to the adoption of FAS 141 and 142. We performed an impairment test of goodwill as of January 1, 2002, which did not result in an impairment charge at transition. We will continue to monitor the carrying value of our goodwill through the annual impairment tests. See also Note 5, "Goodwill and Other Acquisition-Related Intangible Assets."

     A reconciliation of previously reported net income and earnings per share to the amounts adjusted for the exclusion of goodwill amortization and the amortization of our trained and assembled workforce intangible asset, net of the related income tax, follows (in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Reported net income (loss)	$(213.6)	$38.6	$(118.3)	$65.4
Add back: Goodwill amortization	-	38.3	-	76.6
Trained and assembled workforce amortization	-	1.1	-	2.2

Adjusted net income (loss)	$(213.6)	$78.0	$(118.3)	$144.2

Basic earnings (loss) per share:
Reported net income (loss)	$(0.41)	$0.07	$(0.23)	$0.12
Goodwill amortization	-	0.08	-	0.15
Trained and assembled workforce amortization	-	-	-	-

Adjusted net income (loss)	$(0.41)	$0.15	$(0.23)	$0.27

Diluted earnings (loss) per share:
Reported net income (loss)	$(0.41)	$0.07	$(0.23)	$0.12
Goodwill amortization	-	0.08	-	0.15
Trained and assembled workforce amortization	-	-	-	-

Adjusted net income (loss)	$(0.41)	$0.15	$(0.23)	$0.27

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

On May 28, 1999, GlaxoSmithKline plc (or Glaxo) filed a patent infringement lawsuit against us in the U.S. District Court in Delaware. The suit asserted that we infringe four U.S. patents owned by Glaxo. Two of the patents relate to the use of specific kinds of antibodies for the treatment of human disease, including cancer. The other two patents asserted against us relate to preparations of specific kinds of antibodies which are made more stable and the methods by which such preparations are made. After a trial, the jury hearing the lawsuit unanimously found that our Herceptin and Rituxan antibody products do not infringe the patents and therefore that Genentech is not required to pay royalties to Glaxo. The jury also unanimously found that all of the patent claims that Glaxo asserted against Genentech were invalid. Glaxo filed an appeal of the jury's verdict with the U.S. Court of Appeals for the Federal Circuit. The oral argument of the appeal took place on February 6, 2002. Proceedings in connection with Genentech's claim against Glaxo for inequitable conduct and other related issues are still pending before the District Court.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

On September 14, 2000, Glaxo filed another patent infringement lawsuit against us in the U.S. District Court in Delaware, alleging that we are infringing U.S. Patent No. 5,633,162 owned by Glaxo. The patent relates to specific methods for culturing Chinese Hamster Ovary cells. The complaint fails to specify which of our products or methods of manufacture are allegedly infringing that patent. However, the complaint makes a general reference to Genentech's making, using, and selling "monoclonal antibodies," and so we believe that the suit relates to our Herceptin and Rituxan antibody products. We filed our answer to Glaxo's complaint, and in our answer we also stated counterclaims against Glaxo. The jury trial of this suit is scheduled to begin on April 14, 2003. This lawsuit is separate from and in addition to the Glaxo suit mentioned above.

We and the City of Hope Medical Center are parties to a 1976 agreement relating to work conducted by two City of Hope employees, Arthur Riggs and Keiichi Itakura, and patents that resulted from that work, which are referred to as the "Riggs/Itakura Patents." Since that time, Genentech has entered into license agreements with various companies to make, use and sell the products covered by the Riggs/Itakura Patents. On August 13, 1999, the City of Hope filed a complaint against us in the Superior Court in Los Angeles County, California, alleging that we owe royalties to the City of Hope in connection with these license agreements, as well as product license agreements that involve the grant of licenses under the Riggs/Itakura Patents. The complaint stated claims for declaratory relief, breach of contract, breach of implied covenant of good faith and fair dealing, and breach of fiduciary duty. On December 15, 1999, we filed our answer to the City of Hope's complaint. The first trial of this suit began on August 28, 2001, in which City of Hope was seeking compensatory damages in the amount of approximately $445 million (including interest) and special damages. On October 24, 2001, the jury hearing the lawsuit announced that it was unable to reach a verdict and on that basis the Court declared a mistrial. City of Hope requested a retrial, and the retrial began on March 20, 2002. On June 10, 2002, the jury voted to award the City of Hope approximately $300 million in compensatory damages. On June 24, 2002, the jury voted to award the City of Hope an additional $200 million in punitive damages. Such amounts were accrued as an expense in the second quarter of 2002 and were included in other long-term liabilities. Post-trial proceedings are ongoing. Genentech's motion for judgment notwithstanding the verdict and motion for new trial are scheduled to be heard on August 22, 2002.

On July 24, 2002, Green Equity, LLC filed a shareholder derivative lawsuit in the San Francisco Superior Court against Genentech as nominal defendant and against several members of our Board of Directors (the "individual defendants"). The lawsuit is based upon the claims made by the City of Hope in the contract dispute referred to above. The complaint alleges that the individual defendants breached the fiduciary duty they owe to Genentech by causing us to withhold royalty payments allegedly due to the City of Hope and to conceal third-party licenses that allegedly should have been disclosed to the City of Hope. The plaintiff seeks unspecified damages, costs, and attorneys' fees. The defendants have removed the case to federal court and the case is now pending in the U.S. District Court in the Northern District of California (San Francisco). No answer to the complaint has been filed yet.

On June 7, 2000, Chiron Corporation filed a patent infringement suit against us in the U.S. District Court in the Eastern District of California (Sacramento), alleging that the manufacture, use, sale and offer for sale of our Herceptin antibody product infringes Chiron's U.S. Patent No. 6,054,561. This patent was granted on April 25, 2000, and will expire on June 28, 2005, and it relates to certain antibodies that bind to breast cancer cells and/or other cells. Chiron is seeking compensatory damages for the alleged infringement, additional special damages (e.g., for willful infringement), and attorneys fees and costs. We filed our answer to Chiron's complaint, and in our answer we also stated counterclaims against Chiron. On April 22, 2002, the Court issued its decision ("Markman Order") construing certain aspects of the patent claims that are in dispute. On June 25, 2002, the Court issued several decisions regarding summary judgment motions that previously had been filed by Chiron and us. In those decisions, the Court ruled as a matter of law that Herceptin infringes claims 1 to 25 of Chiron's patent, and also ruled as a matter of law in favor of Chiron on some but not all of Genentech's defenses and counterclaims regarding the alleged invalidity and/or unenforceability of the patent. The trial of this suit began on August 6, 2002, with jury selection and opening statements. The trial is ongoing. The issues in dispute will be tried and decided separately, beginning with Genentech's remaining defenses and counterclaims regarding the alleged invalidity of the patent, followed if necessary by damages, and then willful infringement. After the jury trial, the Court will conduct further proceedings (if necessary) on Genentech's defense that Chiron's patent is unenforceable based on the doctrine of "prosecution laches." In pre-trial proceedings, Chiron indicated its intention to present evidence in the damages phase of the trial (if such phase is necessary) that compensatory damages for the alleged infringement should equal a royalty in the range of 24% to 31% on Genentech's sales of Herceptin during the term of the patent plus approximately $134 million. Genentech disputes that any royalties are owed on the grounds that the Chiron patent is not infringed, that it is invalid, and that it is unenforceable, and also disputes the amount of compensatory damages for which Chiron has indicated an intention to present evidence in the damages phase of the trial (if such phase is necessary).

On August 12, 2002, the U.S. Patent and Trademark Office declared an interference between the Chiron patent involved in this lawsuit and a patent application exclusively licensed by Genentech from a university relating to anti-HER2 antibodies. An interference proceeding is declared to decide who first made a particular invention where two or more parties claim the same invention, whether the parties' claims are patentable, and consequently who is entitled to a patent on the invention. In declaring this interference, the Patent Office has determined that there is a substantial question as to whether the inventors of the Chiron patent were first to invent and are entitled to this patent. If the Patent Office were to decide that the inventors of the university's patent application were first to invent and that their claims are patentable, a new patent would issue to them and the Chiron patent would be revoked.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

On March 13, 2001, Chiron filed another patent infringement lawsuit against us in the U.S. District Court in the Eastern District of California, alleging that the manufacture, use, sale, and/or offer for sale of our Herceptin antibody product infringes Chiron's U.S. Patent No. 4,753,894. Chiron is seeking compensatory damages for the alleged infringement, additional special damages, and attorneys fees and costs. Genentech filed a motion to dismiss this second lawsuit, which was denied. Discovery in this case is currently stayed. The judge has rescheduled the trial of this suit to begin on September 23, 2003. This lawsuit is separate from and in addition to the Chiron suit mentioned above.

We and Pharmacia AB are parties to a 1978 agreement relating to Genentech's development of recombinant human growth hormone products, under which Pharmacia is obligated to pay Genentech royalties on sales of Pharmacia's growth hormone products throughout the world. Pharmacia filed a Request for Arbitration with the International Chamber of Commerce (or ICC) to resolve several disputed issues between Genentech and Pharmacia under the 1978 agreement. One of the claims made by Pharmacia is for a refund of some of the royalties previously paid to Genentech for sales of Pharmacia's growth hormone products in certain countries. On February 14, 2002, the ICC issued a decision in Genentech's favor on that claim, ruling that no refund of royalties is due to Pharmacia. On August 8, 2002, the ICC issued a further decision in Genentech's favor on all remaining claims that had been made by Pharmacia

On March 13, 2001, Genentech filed a complaint in the United States District Court in Delaware against Genzyme Corporation seeking a declaratory judgment that Genentech does not infringe Genzyme's U.S. Patent No. 5,344,773 and that Genentech has not breached a 1992 Patent License and Interference Settlement Agreement between Genentech and Genzyme relating to that patent. Genentech is seeking a declaration that Genzyme's patent is not infringed by any Genentech product, that the patent is invalid, that Genzyme be enjoined from further legal action against Genentech regarding the patent, and that Genentech has not breached the 1992 Agreement. Genzyme has filed its answer to our complaint.

On or about April 6, 2001, Genzyme filed a complaint in the same court against Genentech alleging that our TNKase product infringes the Genzyme patent and that Genentech is in breach of the 1992 Agreement referred to above. Genzyme's complaint also alleges willful infringement and reckless breach of contract by Genentech. Genzyme is seeking to enjoin Genentech from infringing the patent, and is also seeking compensatory damages for the alleged infringement and breach of contract, additional special damages, and attorneys fees and costs. We have filed our answer to Genzyme's complaint. In pre-trial proceedings, Genzyme has indicated its intention to present evidence in the trial that the compensatory damages for the alleged infringement and breach of contract should equal $41.9 million. Genentech disputes that any damages are owed and also disputes the amount of compensatory damages for which Genzyme has indicated an intention to present evidence in the trial. The court has consolidated this lawsuit and the declaratory judgment lawsuit referred to above for further proceedings. The trial of this consolidated lawsuit is scheduled to begin on January 21, 2003.

We and Tanox Biosystems, Inc. (or Tanox) are parties to a July 1996 Settlement and Cross-Licensing Agreement relating to the development and manufacture of certain antibody products directed towards immunoglobin E. On February 20, 2002, Tanox filed an amended demand in an ongoing arbitration proceeding between Genentech and Tanox that is being conducted by the American Arbitration Association in San Francisco. In its amended demand, Tanox has claimed breach of the July 1996 Agreement, conversion, tortious interference, unjust enrichment, and unfair competition by Genentech, and requests injunctive relief as well as monetary damages "many times in excess of $100,000,000." On March 14, 2002, Genentech denied all of Tanox's claims, and counterclaimed for breach of contract, theft of trade secrets, misappropriation, breach of confidence, interference with contract, and interference with economic expectancies by Tanox. Genentech requested injunctive relief and monetary damages. The arbitration hearing is currently set for December 4, 2002.

In the second quarter of 2002, we recorded a charge of $518.0 million primarily for the City of Hope litigation and certain other litigation-related matters. This charge represents our estimate of the probable costs for the resolution of these matters and was included in other long-term liabilities in the condensed consolidated balance sheets. We developed this estimate in consultation with outside counsel handling our defense in these matters and is based upon the facts and circumstances of these matters known to us at this time. The amount of our liability for certain of these matters could exceed the amount of our current estimate, depending on the outcome of these matters.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 3.	REDEMPTION OF OUR SPECIAL COMMON STOCK

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

As a result of the Redemption and push-down accounting, we recorded goodwill amortization expense of $38.3 million in the second quarter and $76.6 million in the first six months of 2001. We recorded $2.1 million in the second quarter and $4.2 million in the first six months of 2001 of compensation expense related to alternative arrangements provided for certain holders of some of the unvested options that were cancelled as a result of the Redemption. See Note 5, "Goodwill and Other Acquisition-Related Intangible Assets," for the amortization of our other intangible assets.

Note 4.	RELATIONSHIP WITH ROCHE

Roche's Ability to Maintain Its Percentage Ownership Interest in Our Stock

We expect from time to time to issue additional shares of common stock in connection with our stock option and stock purchase plans, and we may issue additional shares for other purposes. Our affiliation agreement with Roche provides, among other things, that we will establish a stock repurchase program designed to maintain Roche's percentage ownership interest in our common stock. The affiliation agreement provides that we will repurchase a sufficient number of shares pursuant to this program such that, with respect to any issuance of common stock by Genentech in the future, the percentage of Genentech common stock owned by Roche immediately after such issuance will be no lower than Roche's lowest percentage ownership of Genentech common stock at any time after the offering of common stock occurring in July 1999 and prior to the time of such issuance, except that Genentech may issue shares up to an amount that would cause Roche's lowest percentage ownership to be no more than 2% below the "Minimum Percentage." The Minimum Percentage equals the lowest number of shares of Genentech common stock owned by Roche since the July 1999 offering (to be adjusted in the future for dispositions of shares of Genentech common stock by Roche as well as for stock splits or stock combinations) divided by 509,194,352 (to be adjusted in the future for stock splits or stock combinations), which is the number of shares of Genentech common stock outstanding at the time of the July 1999 offering, as adjusted for the two-for-one splits of Genentech common stock in November 1999 and October 2000. As long as Roche's percentage ownership is greater than 50%, prior to issuing any shares, the affiliation agreement provides that we will repurchase a sufficient number of shares of our common stock such that, immediately after our issuance of shares, Roche's percentage ownership will be greater than 50%. The affiliation agreement also provides that, upon Roche's request, we will repurchase shares of our common stock to increase Roche's ownership to the Minimum Percentage. In addition, Roche will have a continuing option to buy stock from us at prevailing market prices to maintain its percentage ownership interest. On June 30, 2002, Roche's percentage ownership of our common stock was 59.2%.

Note 5.	GOODWILL AND OTHER ACQUISITION-RELATED INTANGIBLE ASSETS

Changes in the carrying amount of goodwill for the six months ended June 30, 2002, are as follows (in millions):

Balance as of December 31, 2001	$1,302.5
Reclassification of intangible asset - trained and assembled workforce into goodwill	31.7

Balance as of June 30, 2002	$1,334.2

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The components of our other acquisition-related intangible assets at June 30, 2002, are as follows (in millions):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed product technology	$1,194.1	$650.7	$543.4
Core technology	443.5	297.0	146.5
Developed license technology	467.5	379.7	87.8
Tradenames	144.0	50.7	93.3
Key distributor relationships	80.0	50.6	29.4

Total	$2,329.1	$1,428.7	$900.4

Amortization expense of our other acquisition-related intangible assets was $38.9 million in the second quarter of 2002 and $41.1 million in the second quarter of 2001, and $77.9 million in the first six months of 2002 and $82.2 million in the first six months of 2001.

The expected future annual amortization expense of our other acquisition-related intangible assets is as follows (in millions):
For the Year Ending December 31,	Amortization Expense
2002	$155.7
2003	154.3
2004	145.5
2005	122.8
2006	104.9
2007	104.0
Thereafter	191.1

Total expected future annual amortization	$978.3

Note 6.	DERIVATIVE FINANCIAL INSTRUMENTS

In the first six months of 2001, we recognized a net gain of $10.0 million related to certain equity hedging instruments. We had no such gains in the second quarter and first six months of 2002. We record derivative gains related to our equity hedging instruments in contract and other revenues, and losses in marketing, general and administrative expenses in the statement of operations.

At June 30, 2002, net gains on derivative instruments expected to be reclassified from accumulated other comprehensive income to earnings during the next twelve months due to the receipt of the related net revenues denominated in foreign currencies were not material.

Derivative Activity in Accumulated Other Comprehensive Income

     The following table summarizes activity in other comprehensive income (or OCI) related to derivatives, net of taxes, held during the second quarter and first six months of 2002 and 2001 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Cumulative effect of adopting FAS 133	-	-	-	$5,020
Changes in fair value of derivatives	$4,205	$1,199	$19,384	4,887
Gains reclassified from OCI to income	(2,863)	(898)	(6,441)	(1,739)

Change in unrealized gains (losses) on derivatives	$1,342	$301	$12,943	$8,168

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 7.	COMPREHENSIVE INCOME

Comprehensive income is comprised of net income (loss) and OCI. OCI includes certain changes in stockholders' equity that are excluded from net income (loss). OCI includes changes in fair value of derivatives designated as and effective as hedges and unrealized gains and losses on our available-for-sale securities. Comprehensive income and its components for the second quarter and first six months of 2002 and 2001 are as follows (in thousands):
	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Net income (loss)	$(213,648)	$38,648	$(118,345)	$65,398
Change in unrealized gains (losses) on securities available-for-sale, net of tax	(24,768)	59,390	(81,718)	(8,943)
Change in unrealized gains (losses) on derivatives, net of tax	1,342	301	12,943	8,168

Comprehensive income (loss)	$(237,074)	$98,339	$(187,120)	$64,623

The components of accumulated other comprehensive income, net of taxes, are as follows (in thousands):

	June 30, 2002	December 31, 2001
Unrealized gains on securities available-for-sale	$229,149	$310,867
Unrealized gains on derivatives	13,798	855

Accumulated other comprehensive income	$242,947	$311,722

Note 8.	EARNINGS PER SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share (EPS) computations for the three- and six-month periods ended June 30, 2002 and 2001 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Numerator:
Net income (loss) - numerator for basic and diluted earnings (loss) per share	$(213,648)	$38,648	$(118,345)	$65,398

Denominator:
Denominator for basic earnings (loss) per share - weighted-average shares	520,001	526,998	523,361	526,396
Effect of dilutive securities:
Stock options	-	8,144	-	8,785

Denominator for diluted earnings (loss) per share - adjusted weighted-average shares and dilutive stock options	520,001	535,142	523,361	535,181

Options to purchase 44,814,455 shares of common stock between $12.53 and $95.66 per share were outstanding in the second quarter and first six months of 2002, but were not included in the computation of diluted EPS because such options were anti-dilutive. Options to purchase 9,919,165 shares of common stock between $52.00 and $95.66 per share were outstanding in the second quarter of 2001, and options to purchase 9,759,965 shares of common stock between $54.00 and $95.66 per share were outstanding in the first six months of 2001, but were not included in the computation of diluted EPS because such options were anti-dilutive.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 9.	INVENTORIES

In anticipation of the launch of Xolair, we have produced approximately $75.5 million of inventory, of which $43.6 million has been paid by our collaborator, Novartis Pharmaceuticals Corporation, or covered by inventory provisions. In anticipation of the launch of Raptiva, we have produced approximately $5.3 million of inventory, net of inventory provisions. The Xolair and Raptiva inventories were included in work in process at June 30, 2002. Due to the launch delay of Xolair and Raptiva, we will continually assess the realizability of our Xolair and Raptiva inventories based on expected U.S. Food and Drug Administration approval dates and forecasted sales.
	June 30, 2002	December 31, 2001
Raw materials and supplies	$25,428	$23,633
Work in process	322,988	299,717
Finished goods	31,781	33,596

Total	$380,197	$356,946

Note 10.	CAPITAL STOCK

Stock Repurchase Program

On October 31, 2001, our Board of Directors authorized a stock repurchase program to repurchase up to $625.0 million of our common stock over the following 12 months. Purchases may be made in the open market or in privately negotiated transactions from time to time at management's discretion. We may also engage in transactions in other Genentech securities in conjunction with the repurchase program, including derivative securities. We also entered into a 10b5-1 insider trading plan to repurchase shares in the open market during those periods each quarter when trading in our stock by insiders is restricted under our insider trading policy. Under the program approved by our Board of Directors, we repurchased approximately 8.3 million shares of our common stock in the second quarter of 2002 at a cost of approximately $311.4 million and approximately 12.0 million shares of our common stock during the first six months of 2002 at a cost of approximately $491.2 million. Of those shares repurchased, the number of shares repurchased under our 10b5-1 insider trading plan were 1.1 million during the second quarter of 2002 and 1.4 million during the first six months of 2002.

     The par value method of accounting is used for common stock repurchases. The excess of the cost of shares acquired over the par value is allocated to additional paid-in capital with the amounts in excess of the estimated original sales price charged to accumulated deficit.
Note 11.	SUBSEQUENT EVENTS

On July 1, 2002, one of our equity security investments declined significantly in market value upon news that the FDA denied approval of one of the issuer's drugs. We will continue to monitor this investment to determine if the decline is other than temporary. In the event that an impairment exists, we will write down this investment to its fair value with a related charge to earnings in the third quarter of 2002. As of August 9, 2002, the decline in market value was estimated to be $6.6 million, net of tax.

Under our stock repurchase program approved by our Board of Directors on October 31, 2001, we have repurchased approximately 2.5 million shares of our common stock at a cost of approximately $77.4 million during the period from July 1, 2002 through August 9, 2002. Of these shares repurchased, approximately 445,000 shares were repurchased under our 10b5-1 insider trading plan. For more information on our stock repurchase program, see Note 10, "Capital Stock" above.

On July 24, 2002, a shareholder derivative lawsuit was filed in the San Francisco Superior Court against Genentech as nominal defendant and against several members of our Board of Directors. See Note 2, "Legal Proceedings," above and Item 1, "Legal Proceedings," of Part II for further information regarding this lawsuit.

INDEPENDENT ACCOUNTANTS' REVIEW REPORT

The Board of Directors and Stockholders of Genentech, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Genentech, Inc. as of June 30, 2002, and the related condensed consolidated statements of operations for the three-month and six-month periods ended June 30, 2002 and 2001 and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 2002 and 2001. These financial statements are the responsibility of Genentech's management.

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

/s/ERNST & YOUNG LLP

Palo Alto, California
July 9, 2002, except for the
7th and 9th paragraphs of
Note 2, and Note 11, as to which
the date is August 12, 2002.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

GENENTECH, INC.
FINANCIAL REVIEW

Overview

Genentech is a leading biotechnology company using human genetic information to discover, develop, manufacture and market human pharmaceuticals that address significant unmet medical needs. Fifteen of the approved products of biotechnology stem from or are based on our science. We manufacture and market 10 protein-based pharmaceuticals listed below and license several additional products to other companies.

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

Redemption of Our Special Common Stock

On June 30, 1999, we redeemed all of our outstanding Special Common Stock held by stockholders other than Roche Holdings, Inc. (or Roche) at a price of $20.63 per share in cash with funds deposited by Roche for that purpose. We refer to this event as the "Redemption." As a result, on that date, Roche's percentage ownership of our outstanding Common Stock increased from 65% to 100%. Consequently, under U.S. generally accepted accounting principles, we were required to use push-down accounting to reflect in our financial statements the amounts paid for our stock in excess of our net book value. Push-down accounting required us to record $1,685.7 million of goodwill and $1,499.0 million of other intangible assets onto our balance sheet on June 30, 1999. See also below in the "Recurring Charges Related to Redemption" section of Results of Operations and Note 3, "Redemption of Our Special Common Stock," in the Notes to Condensed Consolidated Financial Statements.

Roche's Ability to Maintain Its Percentage Ownership Interest in Our Stock

We expect from time to time to issue additional shares of common stock in connection with our stock option and stock purchase plans, and we may issue additional shares for other purposes. Our affiliation agreement with Roche provides, among other things, that we establish a stock repurchase program designed to maintain Roche's percentage ownership interest in our common stock. The affiliation agreement provides that we will repurchase a sufficient number of shares pursuant to this program such that, with respect to any issuance of common stock by Genentech in the future, the percentage of Genentech common stock owned by Roche immediately after such issuance will be no lower than Roche's lowest percentage ownership of Genentech common stock at any time after the offering of common stock occurring in July 1999 and prior to the time of such issuance, except that Genentech may issue shares up to an amount that would cause Roche's lowest percentage ownership to be no more than 2% below the "Minimum Percentage." The Minimum Percentage equals the lowest number of shares of Genentech common stock owned by Roche since the July 1999 offering (to be adjusted in the future for dispositions of shares of Genentech common stock by Roche as well as for stock splits or stock combinations) divided by 509,194,352 (to be adjusted in the future for stock splits or stock combinations), which is the number of shares of Genentech common stock outstanding at the time of the July 1999 offering, as adjusted for the two-for-one splits of Genentech common stock in November 1999 and October 2000. As long as Roche's percentage ownership is greater than 50%, prior to issuing any shares, the affiliation agreement provides that we will repurchase a sufficient number of shares of our common stock such that, immediately after our issuance of shares, Roche's percentage ownership will be greater than 50%. The affiliation agreement also provides that, upon Roche's request, we will repurchase shares of our common stock to increase Roche's ownership to the Minimum Percentage. In addition, Roche will have a continuing option to buy stock from us at prevailing market prices to maintain its percentage ownership interest. On June 30, 2002, Roche's percentage ownership of our common stock was 59.2%.

CRITICAL ACCOUNTING POLICIES AND THE USE OF ESTIMATES

The preparation of our financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. Actual results could differ materially from those estimates. The items in our financial statements requiring significant estimates and judgments are as follows:

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

  Marketable equity securities are carried at market value with unrealized gains and losses included in accumulated other comprehensive income in stockholders' equity. If a decline in the fair value of a marketable equity security is below its cost for two consecutive quarters or if the decline is due to a significant adverse event, it is considered to be an other than temporary decline. Accordingly, the marketable equity security is written down to estimated fair value with a charge to marketing, general and administrative expenses.

  Nonmarketable equity securities and convertible debt are carried at cost. We periodically monitor the liquidity progress and financing activities of these entities to determine if impairment write downs are required.

  We lease various real properties under operating leases that generally require us to pay taxes, insurance, maintenance and minimum lease payments. Four of our operating leases are commonly referred to as "synthetic leases." A synthetic lease is a form of off-balance sheet financing under which an unrelated third-party funds 100% of the costs for the acquisition and/or construction of the property and leases the asset to a lessee, and at least 3% of the third-party funds represent at-risk equity. Our synthetic leases are treated as operating leases for accounting purposes and financing leases for tax purposes. We periodically review the fair values of the properties we lease in order to determine potential accounting ramifications. Adverse changes in the fair value of the properties we lease, changes in the equity participation of the third parties, or potential new accounting pronouncements could affect the classification of these leases from operating to financing. See the "Liquidity and Capital Resources" section below for a more complete discussion of our synthetic leases.

  We are currently involved in certain legal proceedings as discussed in Note 2, "Legal Proceedings," in the Notes to Condensed Consolidated Financial Statements. As of June 30, 2002, we have accrued our estimate of the probable costs for the resolution of these matters. We developed this estimate in consultation with outside counsel handling our defense in these matters and it is based upon the facts and circumstances of these matters known to us at this time. The amount of our liability for certain of these matters could exceed the amount of our current estimate, depending on the outcome of these matters.

  We recognize revenue from product sales when there is persuasive evidence that an arrangement exists, delivery has occurred, the price is fixed and determinable, and collectibility is reasonably assured. Allowances are established for estimated uncollectible amounts, product returns and discounts.

  We receive royalties from licensees, which are based on third-party sales of licensed products or technologies. Royalties are recorded as earned in accordance with the contract terms when third-party results are reliably measured and collectibility is reasonably assured. Royalty estimates are made in advance of amounts collected using historical and forecasted trends.

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

RESULTS OF OPERATIONS
(dollars in millions, except per share amounts)

	Three Months Ended June 30,			Six Months Ended June 30,
Revenues	2002	2001	% Change	2002	2001	% Change
Revenues	$652.3	$515.9	26%	$1,265.8	$1,055.9	20%

Revenues increased 26% in the second quarter and 20% in the first six months of 2002 from the comparable periods in 2001 primarily as a result of higher product sales and royalty income. These increases were partially offset by lower contract and other revenues and interest income. These revenue changes are further discussed below.
	Three Months Ended June 30,			Six Months Ended June 30,
Product Sales	2002	2001	% Change	2002	2001	% Change
Rituxan	$274.9	$187.7	46%	$522.5	$359.8	45%
Herceptin	95.1	78.8	21	181.9	160.1	14
Growth Hormone	75.3	62.5	20	142.9	118.0	21
Cardiovascular	43.1	51.6	(16)	85.9	103.7	(17)
Pulmozyme	35.1	28.1	25	66.9	58.0	15
Actimmune	-	1.6	(100)	-	2.5	(100)

Total product sales	$523.5	$410.3	28%	$1,000.1	$802.1	25%

Total Product Sales
 Total product sales increased 28% in the second quarter and 25% in the first six months of 2002 from the comparable periods in 2001. Increased sales volume accounted for 22% of the increase, or $89.5 million, in the second quarter and 20% of the increase, or $164.2 million, in the first six months of 2002 and were attributable to higher sales of Rituxan, Herceptin, growth hormone products, and Pulmozyme, offset in part by lower sales of our cardiovascular products. Higher sale prices accounted for the remainder of the increases in the second quarter and first six months of 2002 and were primarily attributable to price increases with respect to our Rituxan, Pulmozyme and growth hormone products.

Rituxan
 Net sales of Rituxan increased 46% in the second quarter and 45% in the first six months of 2002 from the comparable periods in 2001. This increase was primarily due to increased use of the product for the treatment of B-cell non-Hodgkin's lymphoma in frontline and relapsed low grade, or indolent, as both monotherapy and combination therapy and, to a lesser extent, a price increase. The increase in net sales is also attributable to use of the product for the treatment of aggressive, or high grade, non-Hodgkin's lymphoma and chronic lymphocytic leukemia although there are currently no approved label indications for these uses. The increased use of the product for the treatment of aggressive non-Hodgkin's lymphoma reflects the adoption of the Groupe d'Etude des Lymphomes de l'Adulte (or GELA) study reporting on the benefits of using Rituxan, combined with standard chemotherapy, for treating aggressive non-Hodgkin's lymphoma.

Herceptin
 Net sales of Herceptin increased 21% in the second quarter and 14% in the first six months of 2002 from the comparable periods in 2001. An increase in first-line use in the metastatic breast cancer market and the extension of the average treatment duration have contributed to the positive sales trend. In addition, fluctuations in Roche's ordering patterns for ex-U.S. Herceptin product contributed to the increase in the second quarter of 2002. While there was a price increase on sales of Herceptin in the U.S., this increase was offset by a decrease in the price at which we sell the product to Roche.

Growth Hormone
 Net sales of our four growth hormone products, Nutropin Depot, Nutropin AQ, Nutropin and Protropin, increased 20% in the second quarter and 21% in the first six months of 2002 from the comparable periods in 2001. These increases were primarily attributable to continued strong demand for the products and, to a lesser extent, a price increase. The continued strong demand reflects our focus on new patient starts, higher dosing during puberty and an incremental increase in the length of therapy.

Cardiovascular
 Combined net sales of our three cardiovascular products, Activase, TNKase and Cathflo Activase, decreased 16% in the second quarter and 17% in the first six months of 2002 from the comparable periods in 2001. This decrease was attributable to the decline in the overall size of the thrombolytic market as a result of increasing use of mechanical reperfusion as well as early intervention with other therapies in the treatment of acute myocardial infarction and preventative therapies. Our sales were also impacted by continued competition from Centocor, Inc.'s Retavase® (reteplase) and that company's aggressive price discounting. These decreases were offset in part by new sales of Cathflo Activase in 2002. Cathflo Activase received U.S. Food and Drug Administration (or FDA) approval in early September 2001 and was launched in late September 2001.

Pulmozyme
 Net sales of Pulmozyme increased 25% in the second quarter and 15% in the first six months of 2002 from the comparable periods in 2001. These increases primarily reflect an increased focus on aggressive treatment of cystic fibrosis early in the course of the disease and a price increase.

Actimmune
 As of January 1, 2002, we no longer manufacture or sell Actimmune.

Royalties, Contract and Other, and Interest Income	Three Months Ended June 30,			Six Months Ended June 30,
	2002	2001	% Change	2002	2001	% Change
Royalties	$85.5	$52.5	63%	$167.4	$127.1	32%
Contract and other	13.3	20.9	(36)	40.1	59.4	(32)
Interest income	30.0	32.2	(7)	58.2	67.3	(14)

Royalties
 Royalty income increased 63% in the second quarter and 32% in the first six months of 2002 from the comparable periods in 2001. These increases were primarily due to higher third-party sales by Roche and various licensees. The increase in the first six months of 2002 was also due to new royalties earned under a patent that was recently issued to Genentech and our collaborator relating to methods used to make antibodies by recombinant DNA technology.

Contract and Other Revenues
 Contract and other revenues decreased 36% in the second quarter and 32% in the first six months of 2002 from the comparable periods in 2001. The decrease in the second quarter of 2002 was primarily due to no gains from the sale of biotechnology equity securities and lower revenues from third-party collaborators. The decrease in the first six months of 2002 was primarily due to the recognition of $10.0 million in gains in the first quarter of 2001 related to certain hedging instruments as a result of our adoption of Statement of Financial Accounting Standards No. 133 (FAS 133), "Accounting for Derivative Instruments and Hedging Activities." (See below in the "Change in Accounting Principle" section and in Note 1, "Summary of Significant Accounting Policies," of the Notes to Condensed Consolidated Financial Statements.) In addition, the decrease in the first six months of 2002 reflects lower gains from the sale of biotechnology equity securities and lower revenues from third-party collaborators.

Interest Income
 Interest income decreased 7% in the second quarter and 14% in the first six months of 2002 from the comparable periods in 2001. The decrease in the second quarter of 2002 was due to a lower average portfolio balance primarily as a result of the repurchase of 8.3 million shares of our common stock at a cost of approximately $311.4 million. (See Note 10, "Capital Stock," of the Notes to Condensed Consolidated Financial Statements for further information regarding our stock repurchases). The decrease in the first six months of 2002 was primarily due to lower portfolio yields, offset in part by a higher average portfolio balance.

	Three Months Ended June 30,			Six Months Ended June 30,
Costs and Expenses	2002	2001	% Change	2002	2001	% Change
Cost of sales	$106.9	$76.2	40%	$209.3	$160.0	31%
Research and development	147.9	123.5	20	294.6	259.8	13
Marketing, general and administrative	126.9	107.8	18	250.5	235.7	6
Collaboration profit sharing	84.1	57.9	45	156.2	104.3	50
Recurring charges related to redemption	38.9	81.5	(52)	77.8	163.0	(52)
Special charges: litigation-related	518.0	-	100	518.0	-	100
Interest expense	-	1.3	(100)	0.8	2.8	(71)

Total costs and expenses	$1,022.7	$448.2	128%	$1,507.2	$925.6	63%

Cost of Sales
 Cost of sales increased to $106.9 million in the second quarter of 2002 compared to $76.2 million in the second quarter of 2001 and increased to $209.3 million in the first six months of 2002 compared to $160.0 million in the first six months of 2001. Cost of sales as a percent of product sales increased to 20% in the second quarter of 2002 from 19% in the second quarter of 2001 and increased to 21% in the first six months of 2002 from 20% in the first six months of 2001. The increases in costs as a percent of sales were primarily due to higher sales outside of the U.S. and, to a lesser extent, an increase in manufacturing costs. In addition, the increase in costs as a percent of sales in the first six months of 2002 included a $5.0 million payment for retroactive royalties.

Research and Development
 Research and development (or R&D) expenses increased 20% in the second quarter and 13% in the first six months of 2002 from the comparable periods in 2001. The increase in the second quarter and first six months of 2002 was largely due to higher expenses related to late-stage clinical development of products, primarily Tarceva, Raptiva and Avastin. The increase in the second quarter of 2002 was also due, to a lesser extent, to higher in-licensing expenses.

The major components of R&D expenses for the three- and six- month periods ended June 30, 2002 and 2001 were as follows (in millions):
	Three Months Ended June 30,			Six Months Ended June 30,
	2002	2001	% Change	2002	2001	% Change
Research	$32.7	$29.4	11%	$62.7	$58.6	7%
Development	104.3	88.8	17	212.2	178.0	19
In-licensing	10.9	5.3	106	19.7	23.2	(15)

Total	$147.9	$123.5	20%	$294.6	$259.8	13%

Marketing, General and Administrative
 Overall marketing, general and administrative (or MG&A) expenses increased 18% in the second quarter and 6% in the first six months of 2002 from the comparable periods in 2001. The increases in the second quarter and first six months of 2002 were primarily due to higher marketing and selling expenses in support of the continued growth of our bio-oncology products and the commercial development of pipeline products, higher royalty expenses associated with increased sales by licensees and charges primarily related to the redesign of a research facility and write-off of equipment. These increases were offset in part by lower write-downs of certain biotechnology equity security investments.

On July 1, 2002, one of our equity security investments declined significantly in market value upon news that the FDA denied approval of one of the issuer's drugs. We will continue to monitor this investment to determine if the decline is other than temporary. In the event that an impairment exists, we will write down this investment to its fair value with a related charge to earnings in the third quarter of 2002. As of August 9, 2002, the decline in market value was estimated to be $6.6 million, net of tax.

     Depending on market conditions, we may determine that in the second half of 2002 certain of our other unhedged equity security investments are impaired, which would result in additional write-downs of those equity security investments.

Collaboration Profit Sharing
Collaboration profit sharing increased 45% in the second quarter and 50% in the first six months of 2002 from the comparable periods in 2001. The increase was primarily due to increased Rituxan profit sharing with IDEC due to higher Rituxan sales.

Recurring Charges Related to Redemption
 We began recording recurring charges related to the Redemption and push-down accounting in the third quarter of 1999. These charges were $38.9 million in the second quarter of 2002, comprised of the amortization of other intangible assets, and $81.5 million in the second quarter of 2001, comprised of $79.4 million for the amortization of other intangible assets and goodwill and $2.1 million of compensation expense. Recurring charges related to the Redemption were $77.8 million in the first six months of 2002, comprised of the amortization of other intangible assets and $163.0 million in the first six months of 2001, comprised of $158.8 million for the amortization of other intangible assets and goodwill and $4.2 million of compensation expense. The compensation expense in 2001 was related to alternative arrangements provided at the time of the Redemption for certain holders of some of the unvested options under the 1996 Stock Option/Stock Incentive Plan.

     On January 1, 2002, we adopted FAS 141, "Business Combinations" and FAS 142, "Goodwill and Other Intangible Assets." In accordance with FAS 141 and 142, we discontinued the amortization of goodwill and our trained and assembled workforce intangible asset. This resulted in a decrease in reported net loss by approximately $39.4 million, net of tax, (or $0.08 per share) in the second quarter of 2002, and by approximately $78.8 million, net of tax, (or $0.15 per share) in the first six months of 2002, as compared to the accounting prior to the adoption of FAS 141 and 142. We performed an impairment test of goodwill as of January 1, 2002, which did not result in an impairment charge at transition. We will continue to monitor the carrying value of our goodwill through the annual impairment tests. See also Note 5, "Goodwill and Other Acquisition-Related Intangible Assets," in the Notes to Condensed Consolidated Financial Statements.

Special Charges: Litigation-Related
 In the second quarter of 2002, we recorded a charge of $518.0 million primarily for the City of Hope litigation and certain other litigation-related matters. This charge represents our estimate of the probable costs for the resolution of these matters and was included in other long-term liabilities in the condensed consolidated balance sheets. We developed this estimate in consultation with outside counsel handling our defense in these matters and is based upon the facts and circumstances of these matters known to us at this time. The amount of our liability for certain of these matters could exceed the amount of our current estimate, depending on the outcome of these matters. See Note 2, "Legal Proceedings," in the Notes to Condensed Consolidated Financial Statements for further information regarding our litigations.

Interest Expense
 Interest expense has fluctuated depending on the amounts borrowed and the level of interest capitalized on construction projects. Interest expense, net of amounts capitalized, was related to the interest on our 5% convertible subordinated debentures. Interest expense in the second quarter and first six months of 2002 decreased from the comparable periods in 2001 as a result of the repayment of our 5% convertible subordinated debentures, which matured on March 27, 2002, and were redeemed in cash.
Income (Loss) Before Taxes and Cumulative Effect of Accounting Change, Income Taxes and Cumulative Effect of Accounting Change	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Income (loss) before taxes and cumulative effect of accounting change	$(370.4)	$67.7	$(241.4)	$130.3
Income tax provision (benefit)	(156.8)	29.1	(123.1)	59.3
Income (loss) before cumulative effect of accounting change	(213.6)	38.6	(118.3)	71.0
Cumulative effect of accounting change, net of tax	-	-	-	(5.6)

Change in Accounting Principle
 We adopted FAS 133, "Accounting for Derivative Instruments and Hedging Activities," on January 1, 2001. Upon adoption, we recorded a $5.6 million charge, net of tax, ($0.01 per share) as a cumulative effect of a change in accounting principle, recognized $6.0 million in gains, net of tax, ($0.01 per share) in contract and other revenues related to certain hedging instruments and increased other comprehensive income by $5.0 million, net of tax, as a result of recording derivative instruments at fair value. See the "Change in Accounting Principle" section of Note 1, "Summary of Significant Accounting Policies," of the Notes to Condensed Consolidated Financial Statements.

Income Tax Provision
 Our effective tax rates were approximately 42% for the second quarter and 51% for the first six months of 2002, and 43% for the second quarter and 46% for the first six months of 2001.

The tax benefits were $156.8 million for the second quarter and $123.1 million for the first six months of 2002. The tax provisions were $29.1 million for the second quarter and $59.3 million for the first six months of 2001.

The tax benefits for the 2002 periods reflect the tax benefit recognized on the litigation-related charges, the elimination of the amortization of goodwill pursuant to the adoption of FAS 141 and 142 and a favorable change in the estimates of prior years items. The tax provisions for the 2001 periods reflect the non-deductibility of goodwill amortization.

We currently expect to record pre-tax income and a tax benefit for the full year of 2002. The expected tax benefit, if available, is due to the impact of tax credits and a favorable change in the estimates of prior years items. Other factors may have favorable or unfavorable effects upon our effective tax rate in 2002 and subsequent years. These factors include, but are not limited to, interpretations of existing tax laws, changes in tax laws and rates, future levels of R&D spending, future levels of capital expenditures, and our success in R&D and commercializing products.

	Three Months Ended June 30,		Six Months Ended June 30,
Net Income (Loss)	2002	2001	2002	2001
Net income (loss)	$(213.6)	$38.6	$(118.3)	$65.4
Earnings (loss) per share:
Basic:
Earnings (loss) before cumulative effect of accounting change	$(0.41)	$0.07	$(0.23)	$0.13
Cumulative effect of accounting change, net of tax	-	-	-	(0.01)

Net earnings (loss) per share	$(0.41)	$0.07	$(0.23)	$0.12

Diluted:
Earnings (loss) before cumulative effect of accounting change	$(0.41)	$0.07	$(0.23)	$0.13
Cumulative effect of accounting change, net of tax	-	-	-	(0.01)

Net earnings (loss) per share	$(0.41)	$0.07	$(0.23)	$0.12

Net Income (Loss)
 Net loss of $213.6 million, or $0.41 per diluted share, in the second quarter of 2002 and net loss of $118.3 million, or $0.23 per diluted share in the first six months of 2002, primarily reflects the litigation-related special charges, increased collaboration profit sharing expenses, COS, R&D and MG&A expenses and decreased contract and other revenues and interest income. These unfavorable amounts were offset in part by increased product sales and royalty revenues, and decreased recurring charges related to the Redemption.

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

     Except as otherwise noted below, there have been no significant changes to the projects since December 31, 2001. We do not track all costs associated with research and development on a project-by-project basis. Therefore, we believe a calculation of cost incurred as a percentage of total incurred project cost as of the FDA approval is not possible. We estimate, however, that the research and development expenditures that will be required to complete the in-process projects will total at least $490.0 million, as compared to $700.0 million as of the Redemption date. This estimate reflects costs incurred since the Redemption date, discontinued projects, and decreases in cost to complete estimates for other projects, partially offset by an increase in certain cost estimates related to early stage projects and changes in expected completion dates.

     The following are significant changes that occurred during the first six months of 2002, to the projects included in the IPR&D charge at the Redemption:

  Pulmozyme - Phase III trial in early stage cystic fibrosis has been completed and the study results have been published.
  Anti-CD11a antibody - Phase III studies ongoing. An additional pharmacokinetic comparability study did not achieve the pre-defined statistical definition for comparability. We met with the FDA during the second quarter of 2002 to discuss the Biologics License Application (or BLA) filing strategy and we are preparing a BLA for filing with the FDA.

Related Party Transactions
We enter into transactions with Roche, Hoffmann-La Roche and its affiliates in the ordinary course of business. Contract revenue from Hoffmann-La Roche, including reimbursement for ongoing development expenses after the option exercise date, totaled $3.3 million in the second quarter of 2002 and $0.5 million in the second quarter of 2001. All other revenue from Roche, Hoffmann-La Roche and their affiliates, principally royalties and product sales, totaled $64.7 million in the second quarter of 2002 and $34.1 million in the second quarter of 2001. Contract revenue from Hoffmann-La Roche, including reimbursement for ongoing development expenses after the option exercise date, totaled $5.4 million in the first six months of 2002 and $2.7 million in the first six months of 2001. All other revenue from Roche, Hoffmann-La Roche and their affiliates, principally royalties and product sales, totaled $111.9 million in the first six months of 2002 and $79.7 million in the first six months of 2001.

     During 2001, Novartis AG (or Novartis) acquired 20% of the outstanding voting stock of Roche Holding, Ltd. As a result of this investment, Novartis is deemed to have an indirect beneficial ownership interest under FAS 57, "Related Party Disclosures," of more than 10% of our voting stock. During 2000, we entered into an arrangement with our collaboration partner, Novartis, whereby Novartis is required to fund a portion of the cost of our Xolair inventory until the product is approved for marketing by the FDA. Through December 31, 2001, Novartis has paid $38.4 million of our Xolair inventory costs. No additional funding has been provided by Novartis for our Xolair inventory. This amount is required to be returned to Novartis upon the earlier of regulatory approval of Xolair in the U.S. or the European Union, and has been recorded in other accrued liabilities in our condensed consolidated balance sheets. Contract revenue from Novartis, including amounts for clinical materials, totaled $1.5 million in the second quarter and $3.2 million in the first six months of 2002. There was no such revenue in the comparable periods of 2001.

Liquidity and Capital Resources	June 30, 2002	December 31, 2001
Cash and cash equivalents, short-term investments and long-term marketable securities	$2,054.3	$2,816.5
Working capital	1,351.0	1,557.6

We used cash generated from operations and investments, and proceeds from stock issuances to fund operations, purchase marketable securities and make capital and equity investments during the first six months of 2002 and 2001, and to also fund stock repurchases and the repayment of our debentures in the first six months of 2002.

On October 31, 2001, our Board of Directors authorized a stock repurchase program to repurchase up to $625.0 million of our common stock over the following 12 months. Purchases may be made in the open market or in privately negotiated transactions from time to time at management's discretion. We may also engage in transactions in other Genentech securities in conjunction with the repurchase program, including derivative securities. We also entered into a 10b5-1 insider trading plan to repurchase shares in the open market during those periods each quarter when trading in our stock by insiders is restricted under our insider trading policy. Under the program approved by our Board of Directors, we repurchased approximately 12.0 million shares of our common stock at a cost of approximately $491.2 million during the six-month period ended June 30, 2002. Of those shares repurchased, approximately 1.4 million were repurchased under our 10b5-1 insider trading plan.

Cash and cash equivalents, short-term investments and long-term marketable securities at June 30, 2002 decreased from December 31, 2001 by $762.2 million primarily due to stock repurchases and the scheduled repayment of our debentures during the first quarter of 2002. Working capital decreased by $206.6 million at June 30, 2002 from December 31, 2001.

Capital expenditures totaled $163.8 million in the first six months of 2002 compared to $85.7 million in the comparable period of 2001. The increase in the first six months of 2002 compared to 2001 was primarily due to the purchase of land, and an increase in the construction of and improvements to manufacturing and R&D facilities.

Our short-term debt of $149.7 million at December 31, 2001, of convertible subordinated debentures, with interest payable at 5%, matured on March 27, 2002. We redeemed the debentures in cash at maturity.

We believe that our cash, cash equivalents and short-term investments, together with funds provided by operations and leasing arrangements, will be sufficient to meet our foreseeable operating cash requirements including any cash utilized under our stock repurchase program and potential cash outlays for litigation-related matters. In addition, we believe we could access additional funds from the debt and, under certain circumstances, capital markets. See "Our Affiliation Agreement With Roche Could Adversely Affect Our Cash Position" below for factors that could negatively affect our cash position and Note 2, "Legal Proceedings," in the Notes to Condensed Consolidated Financial Statements.

We lease various real properties under operating leases that generally require us to pay taxes, insurance, maintenance and minimum lease payments. Four of our operating leases are commonly referred to as synthetic leases. A synthetic lease represents a form of off-balance sheet financing under which an unrelated third-party funds 100% of the costs of the acquisition and/or construction of the property and leases the asset to a lessee, and at least 3% of the third-party funds represent at-risk equity. As the lessee, our synthetic leases are treated as operating leases for accounting purposes and as financing leases for tax purposes. Under our synthetic lease structures, upon termination or expiration, at our option, we must either purchase the property from the lessor at a predetermined amount that does not constitute a purchase at less than fair market value, sell the real property to a third-party, or renew the lease arrangement. If the property is sold to a third-party at an amount less than the amount financed by the lessor, we have agreed under residual value guarantees to pay the lessor up to an agreed upon percentage of the amount financed by the lessor.

     Three of our synthetic leases were entered into with BNP Paribas Leasing Corporation (or BNP), who leases directly to us various buildings that we occupy in South San Francisco, California. Under certain of these leases, we are required to maintain cash collateral of $56.6 million, which we have included in other long-term assets in our condensed consolidated balance sheets as restricted cash. In May 2002, we paid the remaining balance on a fourth synthetic lease with BNP and exercised our purchase option to buy the leased property at its estimated fair value of $22.5 million.

     The most significant of our synthetic leases relates to our manufacturing facility located in Vacaville, California. In November 2001, we completed a synthetic lease transaction for this facility, which had previously been leased by us under a predecessor synthetic lease. This new synthetic lease is structured differently from our other synthetic leases. As the lessee, we lease the property from an unrelated special purpose trust (owner/lessor) under an operating lease agreement for five years ending November 2006. Third-party financing is provided in the form of a 3% at-risk equity participation from investors and 97% debt commitment. Investors' equity contributions were equal to or greater than 3% of the fair value of the property at the lease's inception and are required to remain so for the term of the lease. A bankruptcy remote, special purpose corporation (SPC) was formed to fund the debt portion through the issuance of commercial paper notes. The SPC lends the proceeds from the commercial paper to the owner/lessor, who issues promissory notes to the SPC. The SPC loans mature in November 2006. The SPC promissory notes are supported by a credit facility provided by financing institutions and draws are generally available under that credit facility to repay the SPC's commercial paper. The collateral for the SPC loans includes the leased property, and an interest in the residual value guarantee provided by us. As the lessee, at any time during the lease term, we have the option to purchase the property at an amount that does not constitute a purchase at less than fair market value. Our off-balance sheet contingent liability under the residual value guarantees is summarized in the table below.

     Under all of our synthetic leases, Genentech, as the lessee, is also required to maintain certain pre-defined financial ratios and are limited to the amount of additional debt we can assume. In addition, no Genentech officers or employees have any financial interest with regards to these synthetic lease arrangements or with any of the special purpose entities used in these arrangements. In the event of a default, the maximum amount payable under the residual value guarantee would equal 100% of the amount financed by the lessor, and our obligation to purchase the leased properties or pay the related residual value guarantees could be accelerated. We believed at the lease's inception and continue to believe that the occurrence of any event of default that could trigger our purchase obligation is remote.

     Future minimum lease payments under operating leases, exclusive of the residual value guarantees, executory costs and sublease income, at June 30, 2002, are as follows (in millions). These minimum lease payments were computed based on current interest rates, which are subject to fluctuations in certain market-based interest rates:

	2002	2003	2004	2005	2006	Thereafter	Total
Synthetic leases	$12.4	$13.3	$12.8	$12.0	$11.3	$1.6	$63.4
Other operating leases	4.2	2.5	1.2	1.0	1.0	0.9	10.8

Total	$16.6	$15.8	$14.0	$13.0	$12.3	$2.5	$74.2

     The following summarizes the residual value guarantee amounts for our synthetic leases (in millions):

	Approximate Fair Value of Leased Property	Lease Expiration	Residual Value Guarantee
South San Francisco Lease 1	$56.6	07/2004	$48.1
South San Francisco Lease 2	133.2	06/2007	113.2
South San Francisco Lease 3	25.0	01/2004	21.3
Vacaville Lease	425.0	11/2006	371.5

Total	$639.8		$554.1

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

  The amount and timing of sales to customers in the United States. For example, sales of a product may increase or decrease due to fluctuations in distributor ordering patterns.

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

  Preclinical and clinical trial results that may show the product to be less effective than desired (e.g., the trial failed to meet its primary objectives) or to have harmful problematic side effects.

  Failure to receive the necessary regulatory approvals or a delay in receiving such approvals. Among other things, such delays may be caused by slow enrollment in clinical studies, additional time requirements for data analysis, Biologics License Application (or BLA) preparation, discussions with the FDA, an FDA request for additional preclinical or clinical data or manufacturing issues.

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

  Call for us to establish a stock repurchase program designed to maintain Roche's percentage ownership interest in our common stock based on an established Minimum Percentage. For information regarding Minimum Percentage, see Note 4, "Relationship with Roche -- Roche's Ability to Maintain Its Percentage Ownership Interest in Our Stock," in the Notes to Condensed Consolidated Financial Statements. For more information on our stock repurchase program, see Note 10, "Capital Stock," in the Notes to Condensed Consolidated Financial Statements.

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

     Our certificate of incorporation provides that any person purchasing or acquiring an interest in shares of our capital stock shall be deemed to have consented to the provisions in the certificate of incorporation relating to competition with Roche, conflicts of interest with Roche, the offer of corporate opportunities to Roche and intercompany agreements with Roche. This deemed consent may restrict the ability to challenge transactions carried out in compliance with these provisions.

Potential Conflicts of Interest Could Limit Our Ability to Act on Opportunities That Are Adverse to Roche

Persons who are directors and/or officers of Genentech and who are also directors and/or officers of Roche may decline to take action in a manner that might be favorable to us but adverse to Roche. Two of our directors, Dr. Franz B. Humer and Dr. Jonathan K.C. Knowles, currently serve as officers and employees of Roche Holding Ltd and its affiliates, and Dr. Humer is a director of Roche Holding Ltd.

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

We Face Growing and New Competition

We face growing competition in two of our therapeutic markets and expect new competition in a third market. First, in the thrombolytic market, Activase has lost market share and could lose additional market share to Centocor's Retavase® either alone or in combination with the use of another Centocor product, ReoPro® (abciximab) and to the use of mechanical reperfusion therapies to treat acute myocardial infarction; the resulting adverse effect on sales has been and could continue to be material. Retavase received approval from the FDA in October 1996 for the treatment of acute myocardial infarction. We expect that the use of mechanical reperfusion in lieu of thrombolytic therapy for the treatment of acute myocardial infarction will continue to grow.

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

  The outcome of litigation involving patents of other companies concerning our products or processes related to production and formulation of those products or uses of those products. For example, as described in Note 2, "Legal Proceedings," in the Notes to Condensed Consolidated Financial Statements, several companies have filed patent infringement lawsuits against us alleging that the manufacture, use and sale of certain of our products infringe their patents.

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

In Connection With the Redemption of Our Special Common Stock, We Recorded Substantial Goodwill and Other Intangibles, the Amortization or Impairment of Which May Adversely Affect Our Earnings

As a result of the redemption of our Special Common Stock, Roche owned all of our outstanding common stock. Consequently, push-down accounting under generally accepted accounting principles in the U.S. was required. Push-down accounting required us to establish a new accounting basis for our assets and liabilities, based on Roche's cost in acquiring all of our stock. In other words, Roche's cost of acquiring Genentech was "pushed down" to us and reflected on our financial statements. Push-down accounting required us to record goodwill of approximately $1,685.7 million and other intangible assets of $1,499.0 million on June 30, 1999. The other intangible assets are being amortized over their estimated useful lives ranging from 5 to 15 years. See Note 3, "Redemption of Our Special Common Stock," in the Notes to Condensed Consolidated Financial Statements of Part I for further information on the useful lives of these intangible assets.

     Statement of Financial Accounting Standards (or FAS) No. 142, which was adopted January 1, 2002, requires that goodwill not be amortized, but rather be subject to an impairment test at least annually. Separately identified and recognized intangible assets resulting from business combinations completed before July 1, 2001, that did not meet the new criteria under FAS 141 for separate recognition of intangible assets have been reclassified into goodwill upon adoption. These intangible assets included our trained and assembled workforce. In addition, the useful lives of recognized intangible assets acquired in transactions completed before July 1, 2001, will be reassessed at each reporting date and the remaining amortization periods adjusted accordingly. At least annually, we will evaluate whether events and circumstances have occurred that indicate the remaining balance of goodwill and other intangible assets may not be recoverable. If our evaluation of the assets results in a possible impairment, we may have to reduce the carrying value of our intangible assets. This could have a material adverse effect on our financial condition and results of operations during the periods in which we recognize a reduction. We may have to write down intangible assets in future periods. For more information about push-down accounting, see the "Redemption of Our Special Common Stock" note in the Notes to Condensed Consolidated Financial Statements of Part I. For more information regarding FAS 142 and 141, see the "Recent Accounting Pronouncements" section of Note 1, "Summary of Significant Accounting Policies" of Item 1.

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

Protecting Our Proprietary Rights Is Difficult and Costly

The patent positions of pharmaceutical and biotechnology companies can be highly uncertain and involve complex legal and factual questions. Accordingly, we cannot predict the breadth of claims allowed in these companies' patents. Patent disputes are frequent and can preclude the commercialization of products. We have in the past been, are currently, and may in the future be, involved in material patent litigation. Our current patent litigation matters are discussed in Note 2, "Legal Proceedings, " in the Notes to Condensed Consolidated Financial Statements. Patent litigation is costly in its own right and could subject us to significant liabilities to third parties. In addition, an adverse decision could force us to either obtain third-party licenses at a material cost or cease using the technology or product in dispute.

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

The Outcome of, and Costs Relating to, Pending Litigation are Uncertain

Litigation to which we are currently or have been subjected relates to, among other things, our patent and intellectual property rights, licensing arrangements with other persons, product liability and financing activities. We cannot predict with certainty the eventual outcome of pending litigation, which may include an injunction of the manufacture or sale of a product or potential product or a significant jury verdict or punitive damages award. Furthermore, we may have to incur substantial expense in defending these lawsuits.

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

Future Stock Repurchases Could Adversely Affect Our Cash Position

     On October 31, 2001, our Board of Directors authorized a stock repurchase program to repurchase up to $625.0 million of our common stock over the following 12 months. Purchases may be made in the open market or in privately negotiated transactions from time to time at management's discretion. We may also engage in transactions in other Genentech securities in conjunction with the repurchase program, including derivative securities. We also entered into a 10b5-1 insider trading plan to repurchase shares in the open market during those periods each quarter when trading in our stock by insiders is restricted under our insider trading policy. Under the program approved by our Board of Directors, we repurchased approximately 12.2 million shares of our common stock at a cost of approximately $496.9 million during the period from November 1, 2001 through June 30, 2002. Of those shares repurchased, approximately 1.4 million were repurchased under our 10b5-1 insider trading plan.

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

Our Affiliation Agreement With Roche Could Adversely Affect Our Cash Position

Our affiliation agreement with Roche provides that we will establish a stock repurchase program designed to maintain Roche's percentage ownership interest in our common stock based on an established Minimum Percentage. For more information on our stock repurchase program, see Note 10, "Capital Stock," in the Notes to Condensed Consolidated Financial Statements. See Note 4, "Relationship with Roche -- Roche's Ability to Maintain Its Percentage Ownership Interest in Our Stock," in the Notes to Condensed Consolidated Financial Statements for information regarding the Minimum Percentage.

     While the dollar amounts associated with these future stock repurchases cannot currently be estimated, these stock repurchases could have a material adverse effect on our cash position, and may have the effect of limiting our ability to use our capital stock as consideration for acquisitions.

Future Sales of Our Common Stock by Roche Could Cause the Price of Our Common Stock to Decline

As of June 30, 2002, Roche owned 306,594,352 shares of our common stock or 59.2% of our outstanding shares. All of our shares owned by Roche are eligible for sale in the public market subject to compliance with the applicable securities laws. We have agreed that, upon Roche's request, we will file one or more registration statements under the Securities Act in order to permit Roche to offer and sell shares of our common stock. Sales of a substantial number of shares of our common stock by Roche in the public market could adversely affect the market price of our common stock.

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

Our Interest Income is Subject to Fluctuations in Interest Rates
 Our material interest-bearing assets, or interest-bearing portfolio, consisted of cash, cash equivalents, restricted cash, short-term investments, convertible preferred stock investments, convertible loans and long-term investments. The balance of our interest bearing portfolio was $1,886.0 million or 29% of total assets at June 30, 2002. Interest income related to this portfolio was $58.3 million or 5% of total revenues for the first six months. Our interest income is sensitive to changes in the general level of interest rates, primarily U.S. interest rates. In this regard, changes in U.S. interest rates affect the interest bearing portfolio. To mitigate the impact of fluctuations in U.S. interest rates, for a portion of our portfolio, we may enter into swap transactions which involve the receipt of fixed rate interest and the payment of floating rate interest without the exchange of the underlying principal.

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

Our Investments in Equity Securities Are Subject to Market Risks
 As part of our strategic alliance efforts, we invest in equity instruments of biotechnology companies. Our biotechnology equity investment portfolio totaled $278.0 million or 4% of total assets at June 30, 2002. These investments are subject to fluctuations from market value changes in stock prices. For example, in the first six months of 2002 and 2001, we recorded charges related to the write down of certain equity security investments that had other than temporary impairments. In addition, we expect to record additional charges in the second half of 2002 related to the write down of certain unhedged equity security investments due to other than temporary impairments, including significant adverse events leading to the decline of the stocks market value.

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

Potential New Accounting Pronouncements May Impact Our Future Financial Position and Results of Operations

There may be potential new accounting pronouncements or regulatory rulings which may have an impact on our future financial position and results of operations. In particular, there are a number of rule changes and proposed legislative initiatives following the recent corporate bankruptcies and failures which could result in changes in accounting rules, including legislative and other proposals to account for employee stock options as an expense and to consolidate special purpose entities by the primary beneficiary. These and other potential changes could materially increase our assets and liabilities, and the expenses we report under generally accepted accounting principles, and could adversely affect our operating results.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Our market risks at June 30, 2002 have not changed significantly from those discussed in Item 7A of our Form 10-K for the year ended December 31, 2001, on file with the Securities and Exchange Commission. See Note 6, "Derivative Financial Instruments," in the Notes to Condensed Consolidated Financial Statements and the "Forward-Looking Information and Cautionary Factors That May Affect Future Results--We Are Exposed to Market Risk" section of Item 2 of this Form 10-Q for additional discussions of our market risks.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

In connection with the breach of contract lawsuit filed against us by City of Hope Medical Center, on June 10, 2002, the jury for the retrial of this suit voted to award the City of Hope approximately $300 million in compensatory damages. On June 24, 2002, the jury voted to award the City of Hope an additional $200 million in punitive damages. Such amounts were accrued in the second quarter of 2002 and were included in other long term liabilities. Post-trial proceedings are ongoing. Genentech's motion for judgment notwithstanding the verdict and motion for new trial are scheduled to be heard on August 22, 2002.

On July 24, 2002, Green Equity, LLC filed a shareholder derivative lawsuit in the San Francisco Superior Court against Genentech as nominal defendant and against several members of our Board of Directors (the "individual defendants"). The lawsuit is based upon the claims made by the City of Hope in the contract dispute referred to above. The complaint alleges that the individual defendants breached the fiduciary duty they owe to Genentech by causing us to withhold royalty payments allegedly due to the City of Hope and to conceal third-party licenses that allegedly should have been disclosed to the City of Hope. The plaintiff seeks unspecified damages, costs, and attorneys' fees. The defendants have removed the case to federal court and the case is now pending in the U.S. District Court in the Northern District of California (San Francisco). No answer to the complaint has been filed yet.

In connection with the patent infringement suit filed against us by Chiron Corporation on June 7, 2000, on April 22, 2002, the District Court issued its decision ("Markman Order") construing certain aspects of the patent claims that are in dispute. On June 25, 2002, the Court issued several decisions regarding summary judgment motions that previously had been filed by Chiron and us. In those decisions, the Court ruled as a matter of law that Herceptin infringes claims 1 to 25 of Chiron's patent, and also ruled as a matter of law in favor of Chiron on some but not all of Genentech's defenses and counterclaims regarding the alleged invalidity and/or unenforceability of the patent. The trial of this suit began on August 6, 2002, with jury selection and opening statements. The trial is ongoing. The issues in dispute will be tried and decided separately, beginning with Genentech's remaining defenses and counterclaims regarding the alleged invalidity of the patent, followed if necessary by damages, and then willful infringement. After the jury trial, the Court will conduct further proceedings (if necessary) on Genentech's defense that Chiron's patent is unenforceable based on the doctrine of "prosecution laches." In pre-trial proceedings, Chiron indicated its intention to present evidence in the damages phase of the trial (if such phase is necessary) that compensatory damages for the alleged infringement should equal a royalty in the range of 24% to 31% on Genentech's sales of Herceptin during the term of the patent plus approximately $134 million. Genentech disputes that any royalties are owed on the grounds that the Chiron patent is not infringed, that it is invalid, and that it is unenforceable, and also disputes the amount of compensatory damages for which Chiron has indicated an intention to present evidence in the damages phase of the trial (if such phase is necessary).

On August 12, 2002, the U.S. Patent and Trademark Office declared an interference between the Chiron patent involved in this lawsuit and a patent application exclusively licensed by Genentech from a university relating to anti-HER2 antibodies. An interference proceeding is declared to decide who first made a particular invention where two or more parties claim the same invention, whether the parties' claims are patentable, and consequently who is entitled to a patent on the invention. In declaring this interference, the Patent Office has determined that there is a substantial question as to whether the inventors of the Chiron patent were first to invent and are entitled to this patent. If the Patent Office were to decide that the inventors of the university's patent application were first to invent and that their claims are patentable, a new patent would issue to them and the Chiron patent would be revoked.

In connection with the patent infringement suit filed against us by Chiron Corporation on March 13, 2001, the judge has rescheduled the trial of this suit to begin on September 23, 2003.

In connection with the arbitration between Genentech and Pharmacia AB, on August 8, 2002, the ICC issued a further decision in Genentech's favor on all remaining claims that had been made by Pharmacia in the arbitration.

In connection with the patent and contract dispute between Genentech and Genzyme, in pre-trial proceedings, Genzyme has indicated its intention to present evidence in the trial that the compensatory damages owed by Genentech for the alleged patent infringement and breach of contract should equal $41.9 million. Genentech disputes that any damages are owed and also disputes the amount of compensatory damages for which Genzyme has indicated an intention to present evidence in the trial.

We and Tanox Biosystems, Inc. (or Tanox) are parties to a July 1996 Settlement and Cross-Licensing Agreement relating to the development and manufacture of certain antibody products directed towards immunoglobin E. On February 20, 2002, Tanox filed an amended demand in an ongoing arbitration proceeding between Genentech and Tanox that is being conducted by the American Arbitration Association in San Francisco. In its amended demand, Tanox has claimed breach of the July 1996 Agreement, conversion, tortious interference, unjust enrichment, and unfair competition by Genentech, and requests injunctive relief as well as monetary damages "many times in excess of $100,000,000." On March 14, 2002, Genentech denied all of Tanox's claims, and counterclaimed for breach of contract, theft of trade secrets, misappropriation, breach of confidence, interference with contract, and interference with economic expectancies by Tanox. Genentech requested injunctive relief and monetary damages. The arbitration hearing is currently set for December 4, 2002.

See also Item 3 of our report on Form 10-K for the period ended December 31, 2001.

See also Note 2, "Legal Proceedings," note in the Notes to Condensed Consolidated Financial Statements.

Item 4.  Submission of Matters to a Vote of Security Holders

At Genentech's Annual Meeting of Stockholders held on April 11, 2002, three matters were voted upon. A description of each matter and a tabulation of the votes for each of the matters follows:

  To elect six directors for a term of one year or until such directors' successors are elected and qualified:

	Votes
Nominee	For	Withheld
Herbert W. Boyer, Ph.D.	488,423,871	2,998,949
Franz B. Humer	468,169,778	23,253,042
Jonathan K.C. Knowles, Ph.D.	467,983,273	23,439,547
Arthur D. Levinson, Ph.D.	488,246,099	3,176,721
Sir Mark Richmond, Ph.D.	488,842,969	2,579,851
Charles A. Sanders, M.D.	488,838,332	2,584,488

              There were no broker nonvotes.

  To approve the amended and restated 1999 Stock Plan in order to qualify the plan as "performance-based" within the meaning of 162(m) of the Internal Revenue Code:

Votes
For	Against	Abstain
482,400,519	8,694,616	327,685

              There were no broker nonvotes.

  To ratify the appointment of Ernst & Young LLP as Genentech's independent auditors for the fiscal year ending December 31, 2002:

Votes
For	Against	Abstain
488,713,936	2,606,676	102,208

            There were no broker nonvotes.

Item 6.  Exhibits and Reports on Form 8-K

(a)	Exhibits

	(i)	15.1 Letter regarding Unaudited Interim Financial Information.

	(ii)	99.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

(i)

On June 19, 2002, we filed a Report on Form 8-K under Item 5 - Other Events, reporting a jury verdict of approximately $300.0 million against us in a retrial of a breach of contract dispute between us and the City of Hope Medical Center.

(ii)

On July 3, 2002, we filed a Report on Form 8-K under Item 5 - Other Events, reporting a punitive damages award of approximately $200.0 million against us in the above-referenced City of Hope litigation and our plans to appeal the verdict, including the damage award.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
GENENTECH, INC.
Date:	August 14, 2002	/s/ARTHUR D. LEVINSON
Arthur D. Levinson, Ph.D. Chairman, President and Chief Executive Officer

Date:	August 14, 2002	/s/LOUIS J. LAVIGNE, JR.
Louis J. Lavigne, Jr. Executive Vice President and Chief Financial Officer

Date:	August 14, 2002	/s/JOHN M. WHITING
John M. Whiting Vice President, Controller and Chief Accounting Officer