Form 10-Q
period 2002-09-30
GENENTECH INC
filed 2002-11-07
CIK 318771

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________

FORM 10-Q

________________________

(Mark One)
[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

            Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Number of Shares Outstanding
Common Stock $0.02 par value	514,693,656 Outstanding at September 30, 2002

GENENTECH, INC.
TABLE OF CONTENTS

In this report, "Genentech," "we," "us" and "our" refer to Genentech, Inc. "Common Stock" refers to Genentech's common stock, par value $0.02 per share and "Special Common Stock" refers to Genentech's callable putable common stock, par value $0.02 per share.

We own or have rights to various copyrights, trademarks and trade names used in our business including the following: Actimmune® interferon gamma-1b; Activase® (alteplase, recombinant) tissue-plasminogen activator; Avastin™ (bevacizumab) anti-VEGF antibody; Cathflo™ Activase (alteplase for catheter clearance); Herceptin® (trastuzumab) anti-HER2 antibody; Nutropin® (somatropin (rDNA origin) for injection) growth hormone; Nutropin AQ® and Nutropin AQ Pen™ (somatropin (rDNA origin) for injection) liquid formulation growth hormone; Nutropin Depot® (somatropin (rDNA origin) for injectable suspension) encapsulated sustained-release growth hormone; Protropin® (somatrem for injection) growth hormone; Pulmozyme® (dornase alfa, recombinant) inhalation solution; TNKase™ (tenecteplase) single-bolus thrombolytic agent; and Raptiva™ (efalizumab, formerly Xanelim™) anti-CD11a antibody. Rituxan® (rituximab) anti-CD20 antibody is a registered trademark of IDEC Pharmaceuticals Corporation; Tarceva™ (erlotinib) is a trademark of OSI Pharmaceuticals, Inc.; and Xolair™ (omalizumab) anti-IgE antibody is a trademark of Novartis AG. This report also includes other trademarks, service marks and trade names of other companies.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

GENENTECH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Revenues:
Product sales (including amounts from related party: three months - 2002-$30,192; 2001-$16,550; nine months - 2002-$82,858; 2001-$54,852)	$551,823	$448,700	$1,551,899	$1,250,862
Royalties (including amounts from related party: three months - 2002-$37,761; 2001-$18,462; nine months - 2002-$97,036; 2001-$59,882)	85,082	66,051	252,460	193,128
Contract and other (including amounts from related parties: three months - 2002-$925; 2001-$913; nine months - 2002-$9,578; 2001-$3,598)	17,417	8,941	57,468	68,359
Interest income	20,846	32,473	79,105	99,772

Total revenues	675,168	556,165	1,940,932	1,612,121
Costs and expenses
Cost of sales (including amounts for related party: three months - 2002-$25,161; 2001-$13,831; nine months - 2002-$70,045; 2001-$45,883)	112,481	96,030	321,792	256,013
Research and development (including contract related: three months - 2002-$2,568; 2001-$1,457; nine months - 2002-$15,076; 2001-$7,172)	143,659	128,195	438,272	387,984
Marketing, general and administrative	145,414	109,365	395,956	345,084
Collaboration profit sharing	90,048	65,796	246,216	170,077
Recurring charges related to redemption	38,928	79,404	116,784	242,411
Special charges: litigation-related	12,512	-	530,512	-
Interest expense	-	1,719	753	4,554

Total costs and expenses	543,042	480,509	2,050,285	1,406,123
Income (loss) before taxes and cumulative effect of accounting change	132,126	75,656	(109,353)	205,998
Income tax (benefit) provision	42,822	32,915	(80,312)	92,220

Income (loss) before cumulative effect of accounting change	89,304	42,741	(29,041)	113,778
Cumulative effect of accounting change, net of tax	-	-	-	(5,638)

Net income (loss)	$89,304	$42,741	$(29,041)	$108,140

Earnings (loss) per share:
Basic:
Earnings (loss) before cumulative effect of accounting change	$0.17	$0.08	$(0.06)	$0.22
Cumulative effect of accounting change, net of tax	-	-	-	(0.01)

Net earnings (loss) per share	$0.17	$0.08	$(0.06)	$0.21

Diluted:
Earnings (loss) before cumulative effect of accounting change	$0.17	$0.08	$(0.06)	$0.21
Cumulative effect of accounting change, net of tax	-	-	-	(0.01)

Net earnings (loss) per share	$0.17	$0.08	$(0.06)	$0.20

Weighted-average shares used to compute basic earnings (loss) per share	516,025	527,328	520,889	526,709

Weighted-average shares used to compute diluted earnings (loss) per share	519,429	533,670	520,889	534,783

See Notes to Condensed Consolidated Financial Statements.

GENENTECH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,

	2002	2001

Cash flows from operating activities:
Net (loss) income	$(29,041)	$108,140
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	205,029	318,895
Deferred income taxes	(258,708)	20,834
Gain on sales of securities available-for-sale	(35,175)	(27,494)
Loss on sales of securities available-for-sale	5,457	1,989
Write-down of securities available-for-sale	33,058	22,180
Loss on fixed asset dispositions	15,920	1,006
Changes in assets and liabilities:
Litigation-related liability	530,512	-
Investments in trading securities	(110,163)	(83,840)
Receivables and other current assets	7,976	(40,715)
Inventories	(37,647)	(71,531)
Accounts payable, other current liabilities and other long-term liabilities	112,852	68,302

Net cash provided by operating activities	440,070	317,766

Cash flows from investing activities:
Purchases of securities available-for-sale	(476,851)	(1,022,169)
Proceeds from sales and maturities of securities available-for-sale	933,333	696,500
Purchases of nonmarketable equity securities	(1,250)	(10,830)
Capital expenditures	(244,626)	(118,753)
Changes in other assets	10,372	311
Transfer to restricted cash included in other assets	-	(61,417)

Net cash provided by (used in) investing activities	220,978	(516,358)

Cash flows from financing activities:
Stock issuances	59,151	73,771
Stock repurchases	(609,180)	(34,034)
Repayment of short-term debt	(149,692)	-

Net cash (used in) provided by financing activities	(699,721)	39,737

Net decrease in cash and cash equivalents	(38,673)	(158,855)
Cash and cash equivalents at beginning of period	395,203	551,384

Cash and cash equivalents at end of period	$356,530	$392,529

See Notes to Condensed Consolidated Financial Statements.

GENENTECH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	September 30, 2002	December 31, 2001

ASSETS
Current assets:
Cash and cash equivalents	$356,530	$395,203
Short-term investments	767,615	952,875
Accounts receivable - net (including amounts from related parties: 2002-$68,483; 2001-$54,825)	302,091	303,298
Inventories	394,593	356,946
Prepaid expenses and other current assets	208,556	201,030

Total current assets	2,029,385	2,209,352
Long-term marketable securities	1,049,799	1,468,450
Property, plant and equipment (net of accumulated depreciation: 2002-$700,308; 2001-$636,227)	1,017,121	865,668
Goodwill (net of accumulated amortization in 2001 of $996,779)	1,334,219	1,302,493
Other intangible assets (net of accumulated amortization: 2002-$1,536,541; 2001-$1,459,285)	965,246	1,113,299
Other long-term assets	277,654	175,585

Total assets	$6,673,424	$7,134,847

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$52,318	$33,348
Short-term debt	-	149,692
Other accrued liabilities (including amounts to related parties: 2002-$44,375; 2001-$45,259)	535,898	468,715

Total current liabilities	588,216	651,755
Deferred tax liabilities	168,371	447,809
Deferred revenue	78,608	68,033
Litigation-related and other long-term liabilities	537,451	47,431

Total liabilities	1,372,646	1,215,028

Commitments and contingencies

Stockholders' equity:
Preferred stock	-	-
Common stock	10,294	10,566
Additional paid-in capital	6,662,650	6,794,831
Accumulated deficit, since June 30, 1999	(1,631,873)	(1,197,300)
Accumulated other comprehensive income	259,707	311,722

Total stockholders' equity	5,300,778	5,919,819

Total liabilities and stockholders' equity	$6,673,424	$7,134,847

See Notes to Condensed Consolidated Financial Statements.

GENENTECH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting only of adjustments of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2002, are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. The condensed consolidated balance sheet as of December 31, 2001, has been derived from the audited consolidated financial statements as of that date. For further information, refer to the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2001.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Stock Award Plans

We have elected to continue to follow Accounting Principles Board Opinion No. 25 (or APB 25), "Accounting for Stock Issued to Employees," to account for employee stock options because the alternative fair value method of accounting prescribed by Statement of Financial Accounting Standards (or FAS) No. 123, "Accounting for Stock-Based Compensation," requires the use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, no compensation expense is recognized because the exercise price of our employee stock options equals the market price of the underlying stock on the date of grant.

Change in Accounting Principle

On January 1, 2001, we adopted FAS 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by FAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." FAS 133 requires us to recognize all derivatives on the balance sheet at fair value. Derivatives that are not designated as hedges must be adjusted to fair value through earnings. If the derivative is designated and qualifies as a hedge, depending on the nature of the hedge, changes in the fair value of the derivative are either offset against the change in fair value of assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value is immediately recognized in earnings. The adoption of FAS 133 on January 1, 2001, resulted in a $5.6 million charge, net of tax, ($0.01 per share) as a cumulative effect of an accounting change, the recognition of $6.0 million in gains, net of tax, ($0.01 per share) related to the change in the time value of certain hedging instruments in the statement of operations, and an increase of $5.0 million, net of tax, in other comprehensive income.

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

            In accordance with FAS 141 and 142, we discontinued the amortization of goodwill and our trained and assembled workforce intangible asset, which resulted in an increase in reported net income by approximately $39.4 million, net of tax, (or $0.08 per share) in the third quarter ended September 30, 2002, and a decrease in reported net loss by approximately $118.2 million, net of tax, (or $0.23 per share) in the first nine months of 2002 as compared to the accounting prior to the adoption of FAS 141 and 142. We performed an impairment test of goodwill as of January 1, 2002, which did not result in an impairment charge at transition. We will continue to monitor the net carrying value of our goodwill through annual impairment tests. See also Note 5, "Goodwill and Other Acquisition-Related Intangible Assets."

            A reconciliation of previously reported net income and earnings per share to the amounts adjusted for the exclusion of goodwill amortization and the amortization of our trained and assembled workforce intangible asset, net of taxes, follows (in millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Reported net income (loss)	$89.3	$42.7	$(29.0)	$108.1
Add back: Goodwill amortization	-	38.3	-	115.0
Trained and assembled workforce amortization	-	1.1	-	3.2

Adjusted net income (loss)	$89.3	$82.1	$(29.0)	$226.3

Basic earnings (loss) per share:
Reported net income (loss)	$0.17	$0.08	$(0.06)	$0.21
Goodwill amortization	-	0.07	-	0.22
Trained and assembled workforce amortization	-	-	-	-

Adjusted net income (loss)	$0.17	$0.15	$(0.06)	$0.43

Diluted earnings (loss) per share:
Reported net income (loss)	$0.17	$0.08	$(0.06)	$0.20
Goodwill amortization	-	0.07	-	0.22
Trained and assembled workforce amortization	-	-	-	-

Adjusted net income (loss)	$0.17	$0.15	$(0.06)	$0.42

We adopted FAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," on January 1, 2002. FAS 144 supersedes FAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The primary objectives of FAS 144 are to develop one accounting model based on the framework established in FAS 121 for long-lived assets to be disposed of by sale, and to address significant implementation issues. Our adoption of FAS 144 did not have a material impact on our financial position or results of operations.

In June 2002, the Financial Accounting Standards Board (or FASB) issued FAS 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses accounting for restructuring, discontinued operation, plant closing, or other exit or disposal activity. FAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. FAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The adoption of FAS 146 is not expected to have a significant impact on our financial position and results of operations.

Note 2.	LEGAL PROCEEDINGS

We are a party to various legal proceedings, including patent infringement litigation relating to our antibody products, and one of our thrombolytic products, and licensing and contract disputes, and other matters.

On May 28, 1999, GlaxoSmithKline plc (or Glaxo) filed a patent infringement lawsuit against us in the U.S. District Court in Delaware. The suit asserted that we infringe four U.S. patents owned by Glaxo. Two of the patents relate to the use of specific kinds of antibodies for the treatment of human disease, including cancer. The other two patents asserted against us relate to preparations of specific kinds of antibodies which are made more stable and the methods by which such preparations are made. After a trial, the jury hearing the lawsuit unanimously found that our Herceptin and Rituxan antibody products do not infringe the patents and therefore that Genentech is not required to pay royalties to Glaxo. The jury also unanimously found that all of the patent claims that Glaxo asserted against Genentech were invalid. Glaxo filed an appeal of the jury's verdict with the U.S. Court of Appeals for the Federal Circuit ("CAFC Appeal"). The oral argument of the appeal took place on February 6, 2002. Genentech's claim against Glaxo for inequitable conduct and other related issues has remained pending before the District Court.

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

In September 2002, we and Glaxo agreed to a settlement of both of the above-referenced lawsuits, pursuant to which we and Glaxo dismissed with prejudice all the claims and/or counterclaims made by each of us in the lawsuits and dismissed with prejudice the CAFC Appeal. The settlement resolves and ends all the patent infringement claims that Glaxo made against Genentech in the above-referenced lawsuits.

We and the City of Hope Medical Center are parties to a 1976 agreement relating to work conducted by two City of Hope employees, Arthur Riggs and Keiichi Itakura, and patents that resulted from that work, which are referred to as the "Riggs/Itakura Patents." Since that time, Genentech has entered into license agreements with various companies to make, use and sell the products covered by the Riggs/Itakura Patents. On August 13, 1999, the City of Hope filed a complaint against us in the Superior Court in Los Angeles County, California, alleging that we owe royalties to the City of Hope in connection with these license agreements, as well as product license agreements that involve the grant of licenses under the Riggs/Itakura Patents. The complaint stated claims for declaratory relief, breach of contract, breach of implied covenant of good faith and fair dealing, and breach of fiduciary duty. On December 15, 1999, we filed our answer to the City of Hope's complaint. The first trial of this suit began on August 28, 2001, in which City of Hope was seeking compensatory damages in the amount of approximately $445 million (including interest) and special damages. On October 24, 2001, the jury hearing the lawsuit announced that it was unable to reach a verdict and on that basis the Court declared a mistrial. City of Hope requested a retrial, and the retrial began on March 20, 2002. On June 10, 2002, the jury voted to award the City of Hope approximately $300 million in compensatory damages. On June 24, 2002, the jury voted to award the City of Hope an additional $200 million in punitive damages. Such amounts were accrued as an expense in the second quarter of 2002 and were included in other long-term liabilities. On August 22, 2002, the Superior Court denied Genentech's motion for judgment notwithstanding the verdict and motion for new trial. Accordingly, on September 13, 2002, Genentech filed a notice of appeal of the verdict and damages awards with the California Court of Appeal. The appeal process is ongoing.  The amount of cash, if any, paid in connection with the City of Hope matter will depend on the outcome of the appeal.

On July 24, 2002, Green Equity, LLC filed a shareholder derivative lawsuit in the San Francisco Superior Court against Genentech as nominal defendant and against several members of our Board of Directors (the "individual defendants"). The lawsuit is based upon the claims made by the City of Hope in the contract dispute referred to above. The complaint alleges that the individual defendants breached the fiduciary duty they owe to Genentech by causing us to withhold royalty payments allegedly due to the City of Hope and to conceal third-party licenses that allegedly should have been disclosed to the City of Hope. The plaintiff seeks unspecified damages, costs, and attorneys' fees. The defendants have removed the case to federal court and the case is now pending in the U.S. District Court in the Northern District of California (San Francisco). One of the defendants filed a motion to dismiss the lawsuit on August 19, 2002, and the plaintiff filed an amended complaint on October 25, 2002 naming several additional defendants. No answer to the complaint has been filed yet.

On June 7, 2000, Chiron Corporation filed a patent infringement suit against us in the U.S. District Court in the Eastern District of California (Sacramento), alleging that the manufacture, use, sale and offer for sale of our Herceptin antibody product infringes Chiron's U.S. Patent No. 6,054,561. This patent was granted on April 25, 2000, and will expire on June 28, 2005, and it relates to certain antibodies that bind to breast cancer cells and/or other cells. Chiron is seeking compensatory damages for the alleged infringement, additional special damages (e.g., for willful infringement), and attorneys fees and costs. We filed our answer to Chiron's complaint, and in our answer we also stated counterclaims against Chiron. On April 22, 2002, the Court issued its decision ("Markman Order") construing certain aspects of the patent claims that are in dispute. On June 25, 2002, the Court issued several decisions regarding summary judgment motions that previously had been filed by Chiron and us. In those decisions, the Court ruled as a matter of law that Herceptin infringes claims 1 to 25 of Chiron's patent, and also ruled as a matter of law in favor of Chiron on some but not all of Genentech's defenses and counterclaims regarding the alleged invalidity and/or unenforceability of the patent. The trial of this suit began on August 6, 2002, with jury selection and opening statements. Following the first phase of the trial, which related to Genentech's remaining defenses and counterclaims regarding the alleged invalidity of the patent, the jury unanimously found that claims 1 to 25 of Chiron's patent were invalid, and on that basis the Court entered judgment in favor of Genentech. On September 23, 2002, Chiron filed a motion for judgment as a matter of law or for a new trial, and on October 14, 2002, Chiron filed a motion for relief from judgment, in each case seeking to overturn or set aside the jury verdict. On October 23, 2002, the Court denied the first of the motions in its entirety. On November 4, 2002, the Court denied the second motion in its entirety.

On August 12, 2002, the U.S. Patent and Trademark Office (or Patent Office) declared an interference between the Chiron patent involved in this lawsuit (U.S. Patent No. 6,054,561) and a patent application exclusively licensed by Genentech from a university relating to anti-HER2 antibodies. An interference proceeding is declared to decide who first made a particular invention where two or more parties claim the same invention, whether the parties' claims are patentable, and consequently who is or is not entitled to a patent on the invention. In declaring this interference, the Patent Office has determined that there is a substantial question as to whether the inventors of the Chiron patent were first to invent and are entitled to this patent. If the Patent Office were to decide that the inventors of the university's patent application were first to invent and that their claims are patentable, a new patent would be issued to the university and the Chiron patent would be revoked. On October 24, 2002, the Patent Office redeclared the interference to include, in addition to the above-referenced Chiron patent and university patent application, a number of patents and patent applications owned by either Chiron or Genentech, including Chiron's U.S. Patent No. 4,753,894 that is also at issue in the separate patent infringement lawsuit described below.

On March 13, 2001, Chiron filed another patent infringement lawsuit against us in the U.S. District Court in the Eastern District of California, alleging that the manufacture, use, sale, and/or offer for sale of our Herceptin antibody product infringes Chiron's U.S. Patent No. 4,753,894. Chiron is seeking compensatory damages for the alleged infringement, additional special damages, and attorneys fees and costs. Genentech filed a motion to dismiss this second lawsuit, which was denied. Discovery in this case is currently stayed. The judge has rescheduled the trial of this suit to begin on January 13, 2004. On November 1, 2002, the parties filed a proposed stipulation to stay all proceedings in this lawsuit until (1) the interference involving U.S. Patent No. 4,753,894 is resolved or (2) two years from entry of the proposed stipulation, whichever is sooner. The Court has not yet ruled on this stipulation. This lawsuit is separate from and in addition to the Chiron suit mentioned above.

We and Pharmacia AB are parties to a 1978 agreement relating to Genentech's development of recombinant human growth hormone products, under which Pharmacia is obligated to pay Genentech royalties on sales of Pharmacia's growth hormone products throughout the world. Pharmacia filed a Request for Arbitration with the International Chamber of Commerce (or ICC) to resolve several disputed issues between Genentech and Pharmacia under the

1978 agreement. One of the claims made by Pharmacia is for a refund of some of the royalties previously paid to Genentech for sales of Pharmacia's growth hormone products in certain countries. On February 14, 2002, the ICC issued a decision in Genentech's favor on that claim, ruling that no refund of royalties is due to Pharmacia. On August 8, 2002, the ICC issued a further decision in Genentech's favor on all remaining claims that had been made by Pharmacia.

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

We and Tanox Biosystems, Inc. (or Tanox) are parties to a July 1996 Settlement and Cross-Licensing Agreement relating to the development and manufacture of certain antibody products directed towards immunoglobin E, including Xolair and Hu-901. On February 20, 2002, Tanox filed an amended demand in an ongoing arbitration proceeding between Genentech and Tanox that is being conducted by the American Arbitration Association in San Francisco. In its amended demand, Tanox has claimed breach of the July 1996 Agreement, conversion, tortious interference, unjust enrichment, and unfair competition by Genentech, and requests injunctive relief as well as monetary damages "many times in excess of $100,000,000." On March 14, 2002, Genentech denied all of Tanox's claims, and counterclaimed for breach of contract, theft of trade secrets, misappropriation, breach of confidence, interference with contract, and interference with economic expectancies by Tanox. Genentech requested injunctive relief and monetary damages. On October 16, 2002, Tanox announced that in a dispute between it and Novartis, an arbitration panel ruled that Tanox is not entitled to develop independently the Hu-901 antibody product. Tanox makes the same claim in its dispute against Genentech. The Novartis/Tanox panel also ruled that Tanox is entitled to receive certain know-how from Novartis. Tanox contends in its dispute against Genentech that it is entitled to similar information from Genentech. The effect of the October 16 ruling from the Novartis/Tanox arbitration, if any, on Tanox's claims against Genentech cannot be determined since it has not yet been resolved by the arbitrators in the Tanox/Genentech proceedings. The arbitration hearing is currently set to begin on December 4, 2002.

We recorded a special charge of $518.0 million in the second quarter of 2002 primarily for the City of Hope litigation and certain other litigation-related matters. In the third quarter of 2002, we recorded a special charge of $12.5 million for the interest accrued on the City of Hope trial judgment that was issued in the second quarter of 2002. We expect that we will continue to incur interest charges each quarter through the process of appealing the trial results. We also expect to incur charges related to obtaining a surety bond for the trial judgment. These special charges represent our estimate of the probable costs for the resolution of these matters and were included in other long-term liabilities in the condensed consolidated balance sheet at September 30, 2002. We developed this estimate in consultation with outside counsel handling our defense in these matters and is based upon the facts and circumstances of these matters known to us at that time. The amount of our liability for certain of these matters could exceed or be less than the amount of our current estimate, depending on the outcome of these matters. The amount of cash, if any, paid in connection with the City of Hope matter will depend on the outcome of the appeal.

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

As a result of the Redemption and push-down accounting, we recorded goodwill amortization expense of $38.3 million in the third quarter and $115.0 million in the first nine months of 2001. We recorded $4.2 million in the first nine months of 2001 of compensation expense related to alternative arrangements provided for certain holders of some of their unvested options that were cancelled as a result of the Redemption. See Note 5, "Goodwill and Other Acquisition-Related Intangible Assets," for the amortization of our other intangible assets.

Note 4.	RELATIONSHIP WITH ROCHE

Roche's Ability to Maintain Its Percentage Ownership Interest in Our Stock

We expect from time to time to issue additional shares of common stock in connection with our stock option and stock purchase plans, and we may issue additional shares for other purposes. Our affiliation agreement with Roche provides, among other things, that we will establish a stock repurchase program designed to maintain Roche's percentage ownership interest in our common stock. The affiliation agreement provides that we will repurchase a sufficient number of shares pursuant to this program such that, with respect to any issuance of common stock by Genentech in the future, the percentage of Genentech common stock owned by Roche immediately after such issuance will be no lower than Roche's lowest percentage ownership of Genentech common stock at any time after the offering of common stock occurring in July 1999 and prior to the time of such issuance, except that Genentech may issue shares up to an amount that would cause Roche's lowest percentage ownership to be no more than 2% below the "Minimum Percentage." The Minimum Percentage equals the lowest number of shares of Genentech common stock owned by Roche since the July 1999 offering (to be adjusted in the future for dispositions of shares of Genentech common stock by Roche as well as for stock splits or stock combinations) divided by 509,194,352 (to be adjusted in the future for stock splits or stock combinations), which is the number of shares of Genentech common stock outstanding at the time of the July 1999 offering, as adjusted for the two-for-one splits of Genentech common stock in November 1999 and October 2000. As long as Roche's percentage ownership is greater than 50%, prior to issuing any shares, the affiliation agreement provides that we will repurchase a sufficient number of shares of our common stock such that, immediately after our issuance of shares, Roche's percentage ownership will be greater than 50%. The affiliation agreement also provides that, upon Roche's request, we will repurchase shares of our common stock to increase Roche's ownership to the Minimum Percentage. In addition, Roche will have a continuing option to buy stock from us at prevailing market prices to maintain its percentage ownership interest. On September 30, 2002, Roche's percentage ownership of our common stock was 59.6%.

Note 5.	GOODWILL AND OTHER ACQUISITION-RELATED INTANGIBLE ASSETS

Changes in the net carrying amount of goodwill for the nine months ended September 30, 2002, are as follows (in millions):

Balance as of December 31, 2001	$1,302.5
Reclassification of intangible asset - trained and assembled workforce into goodwill, net	31.7

Balance as of September 30, 2002	$1,334.2

The components of our other acquisition-related intangible assets at September 30, 2002, are as follows (in millions):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Developed product technology	$1,194.1	$670.6	$523.5
Core technology	443.5	302.5	141.0
Developed license technology	467.5	387.1	80.4
Tradenames	144.0	53.1	90.9
Key distributor relationships	80.0	54.3	25.7

Total	$2,329.1	$1,467.6	$861.5

Amortization expense of our other acquisition-related intangible assets was $38.9 million in the third quarter of 2002 and $41.1 million in the third quarter of 2001, and $116.8 million in the first nine months of 2002 and $123.2 million in the first nine months of 2001.

The expected future annual amortization expense of our other acquisition-related intangible assets is as follows (in millions):
For the Year Ending December 31,	Amortization Expense

2002	$155.7
2003	154.3
2004	145.5
2005	122.8
2006	104.9
2007	104.0
Thereafter	191.1

Total expected future annual amortization	$978.3

Note 6.	DERIVATIVE FINANCIAL INSTRUMENTS

In the first nine months of 2001, we recognized a net gain of $10.0 million related to certain equity hedging instruments. We had no such gains in the third quarter and first nine months of 2002. We record derivative gains related to our equity hedging instruments in contract and other revenues, and losses in marketing, general and administrative expenses in the statement of operations.

At September 30, 2002, net gains on derivative instruments expected to be reclassified from accumulated other comprehensive income to earnings during the next twelve months due to the receipt of the related net revenues denominated in foreign currencies were not material.

Derivative Activity in Accumulated Other Comprehensive Income

            The following table summarizes activity in other comprehensive income (or OCI) related to derivatives, net of taxes, held during the third quarter and first nine months of 2002 and 2001 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Cumulative effect of adopting FAS 133	-	-	-	$5,020
Changes in fair value of derivatives	$(4,078)	$1,648	$7,034	6,535
Gains reclassified from OCI to income	(9)	(433)	(6,445)	(2,172)

Change in unrealized gains (losses) on derivatives	$(4,087)	$1,215	$589	$9,383

Note 7.	COMPREHENSIVE INCOME

Comprehensive income is comprised of net income (loss) and OCI. OCI includes certain changes in stockholders' equity that are excluded from net income (loss). OCI includes changes in fair value of derivatives designated as and effective as hedges and unrealized gains and losses on our available-for-sale securities. The following table summarizes the components of total comprehensive income, net of taxes, during the third quarter and first nine months of 2002 and 2001 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Net income (loss)	$89,304	$42,741	$(29,041)	$108,140
Change in unrealized gains (losses) on securities available-for-sale	20,847	(40,782)	(52,604)	(49,725)
Change in unrealized gains (losses) on derivatives	(4,087)	1,215	589	9,383

Comprehensive income (loss)	$106,064	$3,174	$(81,056)	$67,798

The components of accumulated other comprehensive income, net of taxes, are as follows (in thousands):

	September 30, 2002	December 31, 2001

Unrealized gains on securities available-for-sale	$255,467	$303,877
Unrealized gains on derivatives	4,240	7,845

Accumulated other comprehensive income	$259,707	$311,722

Note 8.	EARNINGS PER SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings (loss) per share (EPS) computations for the three and nine months ended September 30, 2002 and 2001 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Numerator:
Net income (loss)	$89,304	$42,741	$(29,041)	$108,140

Denominator:
Weighted-average shares outstanding used for basic earnings (loss) per share	516,025	527,328	520,889	526,709
Effect of dilutive securities:
Stock options	3,404	6,342	-	8,074

Weighted-average shares and dilutive stock options used for diluted earnings (loss) per share	519,429	533,670	520,889	534,783

Options to purchase 24,816,592 shares of common stock between $32.09 and $95.66 per share were outstanding in the third quarter of 2002, and options to purchase 56,009,923 shares of common stock between $12.53 and $95.66 per share were outstanding in the first nine months of 2002, but were not included in the computation of diluted EPS because such options were anti-dilutive. Options to purchase 9,971,552 shares of common stock between $44.06 and $95.66 per share were outstanding in the third quarter of 2001, and options to purchase 9,736,102 shares of common stock between $50.55 and $95.66 per share were outstanding in the first nine months of 2001, but were not included in the computation of diluted EPS because such options were anti-dilutive.

Note 9.	INVENTORIES

In anticipation of the launch of Xolair, we produced approximately $76.0 million of inventory, of which $44.6 million has been paid for by our collaborator, Novartis Pharmaceuticals Corporation, or covered by inventory provisions. In anticipation of the launch of Raptiva, we produced approximately $12.3 million of inventory, of which $7.4 million has been reserved. The Xolair and Raptiva inventories were included in work in process at September 30, 2002. Due to the launch delays of Xolair and Raptiva, we will continually assess the realizability of our Xolair and Raptiva inventories based on expected U.S. Food and Drug Administration approval dates and forecasted sales. Inventories, net of applicable reserves and allowances, consisted of the following (in thousands):
	September 30, 2002	December 31, 2001

Raw materials and supplies	$27,608	$23,633
Work in process	327,544	299,717
Finished goods	39,441	33,596

Total	$394,593	$356,946

Note 10.	CAPITAL STOCK

Stock Repurchase Program

On October 31, 2001, our Board of Directors authorized a stock repurchase program to repurchase up to $625.0 million of our common stock over a 12 month period. On August 15, 2002, our Board of Directors authorized an extension of the stock repurchase program through June 30, 2003, for the repurchase of up to an additional $375.0 million of our common stock, increasing the program from $625.0 million to $1.0 billion. Purchases may be made in the open market or in privately negotiated transactions with unrelated third parties from time to time at management's discretion. We may also engage in transactions in other Genentech securities in conjunction with the repurchase program, including derivative securities. We also entered into a 10b5-1 insider trading plan on February 8, 2002, to repurchase shares in the open market during those periods each quarter when trading in our stock by insiders is restricted under our insider trading policy. Under the program approved by our Board of Directors, we repurchased approximately 3.8 million shares of our common stock in the third quarter of 2002 at a cost of approximately $118.0 million and approximately 15.8 million shares of our common stock during the first nine months of 2002 at a cost of approximately $609.2 million. Of those shares repurchased, the number of shares repurchased under our 10b5-1 insider trading plan were approximately 1.2 million during the third quarter of 2002 and approximately 2.6 million during the first nine months of 2002. Under the stock repurchase program to date, we repurchased approximately 15.9 million shares of our common stock at a cost of approximately $614.8 million during the period from November 1, 2001 through September 30, 2002.

            The par value method of accounting is used for common stock repurchases. The excess of the cost of shares acquired over the par value is allocated to additional paid-in capital with the amounts in excess of the estimated original sales price charged to accumulated deficit.

Note 11.	SUBSEQUENT EVENTS

Under our stock repurchase program approved by our Board of Directors on October 31, 2001, we repurchased approximately 435,000 shares of our common stock at a cost of approximately $13.8 million during the period from October 1, 2002 through October 11, 2002. These shares were repurchased under our 10b5-1 insider trading plan. Under its terms, our 10b5-1 plan was terminated on October 11, 2002, the date on which 3.0 million shares had been purchased under the plan. For more information on our stock repurchase program, see Note 10, "Capital Stock" above.

On October 3, 2002, we entered into an arrangement with third party insurance companies to post a $600.0 million bond in connection with the City of Hope trial judgment that was issued in the second quarter of 2002. As part of this arrangement, we pledged $630.0 million in cash and investments to secure this bond. The $630.0 million cash and investments will be classified as restricted cash and will be included in other long-term assets in our subsequent consolidated balance sheets.

INDEPENDENT ACCOUNTANTS' REVIEW REPORT

The Board of Directors and Stockholders of Genentech, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Genentech, Inc. as of September 30, 2002, and the related condensed consolidated statements of operations for the three and nine months ended September 30, 2002 and 2001 and the condensed consolidated statements of cash flows for the nine months ended September 30, 2002 and 2001. These financial statements are the responsibility of Genentech's management.

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
October 8, 2002, except
for Note 11, as to which
the date is October 11, 2002.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

GENENTECH, INC.
FINANCIAL REVIEW

Overview

Genentech is a leading biotechnology company using human genetic information to discover, develop, manufacture and commercialize biotherapeutics for significant unmet medical needs. Fifteen of the approved products of biotechnology originated from or are based on our science. We manufacture and commercialize 10 biotechnology products listed below and license several additional products to other companies.

  Herceptin (trastuzumab) antibody for the treatment of certain patients with metastatic breast cancer whose tumors overexpress the Human Epidermal growth factor Receptor type 2 (or HER2) protein;

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

            We receive royalties on sales of rituximab, Pulmozyme and Herceptin outside of the United States and on sales of human growth hormone, Rituxan, Pulmozyme, Activase and TNKase in Canada from F. Hoffmann-La Roche (or Hoffmann-La Roche). We receive royalties from third parties on sales of growth hormone products within the United States and outside of the United States, on sales of t-PA outside of the United States and Canada, and on sales of tenecteplase outside of the United States, Canada and Japan. We also receive worldwide royalties on additional licensed products that are marketed by other companies. A number of these products originated from our technology.

Redemption of Our Special Common Stock

On June 30, 1999, we redeemed all of our outstanding Special Common Stock held by stockholders other than Roche Holdings, Inc. (or Roche) at a price of $20.63 per share in cash with funds deposited by Roche for that purpose. We refer to this event as the "Redemption." As a result, on that date, Roche's percentage ownership of our outstanding Common Stock increased from 65% to 100%. Consequently, under accounting principles generally accepted in the United States, we were required to use push-down accounting to reflect in our financial statements the amounts paid for our stock in excess of our net book value. Push-down accounting required us to record $1,685.7 million of goodwill and $1,499.0 million of other intangible assets onto our balance sheet on June 30, 1999. See also below in the "Recurring Charges Related to Redemption" section of Results of Operations and Note 3, "Redemption of Our Special Common Stock," in the Notes to Condensed Consolidated Financial Statements.

Roche's Ability to Maintain Its Percentage Ownership Interest in Our Stock

We expect from time to time to issue additional shares of common stock in connection with our stock option and stock purchase plans, and we may issue additional shares for other purposes. Our affiliation agreement with Roche provides, among other things, that we establish a stock repurchase program designed to maintain Roche's percentage ownership interest in our common stock. The affiliation agreement provides that we will repurchase a sufficient number of shares pursuant to this program such that, with respect to any issuance of common stock by Genentech in the future, the percentage of Genentech common stock owned by Roche immediately after such issuance will be no lower than Roche's lowest percentage ownership of Genentech common stock at any time after the offering of common stock occurring in July 1999 and prior to the time of such issuance, except that Genentech may issue shares up to an amount that would cause Roche's lowest percentage ownership to be no more than 2% below the "Minimum Percentage." The Minimum Percentage equals the lowest number of shares of Genentech common stock owned by Roche since the July 1999 offering (to be adjusted in the future for dispositions of shares of Genentech common stock by Roche as well as for stock splits or stock combinations) divided by 509,194,352 (to be adjusted in the future for stock splits or stock combinations), which is the number of shares of Genentech common stock outstanding at the time of the July 1999 offering, as adjusted for the two-for-one splits of Genentech common stock in November 1999 and October 2000. As long as Roche's percentage ownership is greater than 50%, prior to issuing any shares, the affiliation agreement provides that we will repurchase a sufficient number of shares of our common stock such that, immediately after our issuance of shares, Roche's percentage ownership will be greater than 50%. The affiliation agreement also provides that, upon Roche's request, we will repurchase shares of our common stock to increase Roche's ownership to the Minimum Percentage. In addition, Roche will have a continuing option to buy stock from us at prevailing market prices to maintain its percentage ownership interest. On September 30, 2002, Roche's percentage ownership of our common stock was 59.6%.

CRITICAL ACCOUNTING POLICIES

The preparation of our financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make judgments, assumptions and estimates that affect the amounts reported in our financial statements and accompanying notes. Actual results could differ materially from those estimates. The following are critical accounting policies important to our financial condition and results presented in the financial statements and require management to make judgments and estimates that are inherently uncertain:

  Our inventories are stated at the lower of cost or market. Cost is determined using a weighted-average approach which approximates the first-in first-out method. If the cost of the inventories exceeds their expected market value, provisions are recorded for the difference between the cost and the market value. These provisions are determined based on significant estimates. Inventories consist of currently marketed products and pre-launch product candidates, which we expect to commercialize in the near term.

  Marketable equity securities are carried at market value with unrealized gains and losses included in accumulated other comprehensive income in stockholders' equity. If a decline in the fair value of a marketable equity security is below its cost for six consecutive months or if the decline is due to a significant adverse event, it is considered to be an other than temporary decline. Accordingly, the marketable equity security is written down to estimated fair value with a charge to marketing, general and administrative expenses.

  Nonmarketable equity securities and convertible debt are carried at cost. We periodically monitor the liquidity position and financing activities of these entities to determine if impairment write downs are required.

  We lease various real properties under operating leases that generally require us to pay taxes, insurance, maintenance and minimum lease payments. Four of our operating leases are commonly referred to as "synthetic leases." A synthetic lease is a form of off-balance sheet financing under which an unrelated third-party funds 100% of the costs for the acquisition and/or construction of the property and leases the asset to a lessee (Genentech), and at least 3% of the third-party funds represent at-risk equity. As the lessee, our synthetic leases are treated as operating leases for accounting purposes and financing leases for tax purposes. We periodically review the fair values of the properties we lease in order to determine potential accounting ramifications. Adverse changes in the fair value of the properties we lease, changes in the equity participation of the third parties, or potential new accounting pronouncements could affect the classification of these leases from operating to financing for accounting purposes. See the "Liquidity and Capital Resources" section below for a more complete discussion of our synthetic leases.

  We are currently involved in certain legal proceedings as discussed in Note 2, "Legal Proceedings," in the Notes to Condensed Consolidated Financial Statements. As of September 30, 2002, we have accrued our estimate of the probable costs for the resolution of these matters. We developed this estimate in consultation with outside counsel handling our defense in these matters and it is based upon the facts and circumstances of these matters known to us at that time. The amount of our liability for certain of these matters could exceed or be less than the amount of our current estimate, depending on the outcome of these matters.

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

  Research and development (or R&D) expenses include related salaries, contractor fees, building costs, utilities, administrative expenses and allocations of corporate costs. R&D expenses consist of independent R&D costs and costs associated with collaborative R&D and in-licensing arrangements. In addition, we fund R&D at other companies and research institutions under agreements, which we can generally terminate at will. R&D expenses also include activities such as product registries and investigator sponsored trials. All such costs are charged to R&D expense as incurred.

RESULTS OF OPERATIONS
(dollars in millions, except per share amounts)
	Three Months Ended September 30,			Nine Months Ended September 30,

Revenues	2002	2001	% Change	2002	2001	% Change

Revenues	$675.1	$556.1	21%	$1,940.9	$1,612.1	20%

Revenues increased 21% in the third quarter and 20% in the first nine months of 2002 from the comparable periods in 2001. The increase in the third quarter of 2002 was primarily due to higher product sales, royalty income and contract and other revenues, partially offset by lower interest income. The increase in the first nine months of 2002 was primarily due to higher product sales and royalty income, partially offset by lower interest income and contract and other revenues. These revenue changes are further discussed below.
	Three Months Ended September 30,			Nine Months Ended September 30,

Product Sales	2002	2001	% Change	2002	2001	% Change

Rituxan	$293.9	$212.8	38%	$816.4	$572.6	43%
Herceptin	96.7	83.8	15	278.5	244.0	14
Growth Hormone	77.4	67.7	14	220.4	185.7	19
Thrombolytics	45.6	48.6	(6)	131.5	152.3	(14)
Pulmozyme	38.2	32.9	16	105.1	90.9	16
Actimmune	-	2.9	(100)	-	5.4	(100)

Total product sales	$551.8	$448.7	23%	$1,551.9	$1,250.9	24%

Total Product Sales
 Total product sales increased 23% in the third quarter and 24% in the first nine months of 2002 from the comparable periods in 2001. Increased sales volume accounted for a 19% increase, or $86.5 million, in the third quarter and a 20% increase, or $243.9 million, in the first nine months of 2002. The increases were attributable to higher sales of Rituxan, Herceptin, growth hormone products and Pulmozyme, offset in part by lower sales of our thrombolytic products and the discontinuation of Actimmune sales. Higher sales prices accounted for the remainder of the increases in the third quarter and first nine months of 2002 and were primarily attributable to price increases with respect to our Rituxan, growth hormone products and Pulmozyme.

Rituxan
 Net sales of Rituxan increased 38% in the third quarter and 43% in the first nine months of 2002 from the comparable periods in 2001. This increase was primarily due to increased use of the product for the treatment of B-cell non-Hodgkin's lymphoma in frontline and relapsed low grade, or indolent use, as both monotherapy and combination therapy. The increase was also due to a lesser extent, a price increase. The increase in net sales is also attributable to use of the product for the treatment of aggressive, or intermediate high grade, non-Hodgkin's lymphoma and chronic lymphocytic leukemia although there are currently no approved label indications for these uses.

Herceptin
 Net sales of Herceptin increased 15% in the third quarter and 14% in the first nine months of 2002 from the comparable periods in 2001. An increase in first-line use in the metastatic breast cancer market and the extension of the average treatment duration have contributed to the positive sales trend. While there was a price increase on sales of Herceptin in the U.S., this increase was offset by a decrease in the price at which we sell the product to Roche.

            In late September 2002, Hoffmann-La Roche received approval from the European Committee for Proprietary Medicinal Products to manufacture Herceptin at its Penzberg, Germany facility. Starting in 2003, the Penzberg facility will become the primary site for the manufacture of Herceptin to supply the ex-U.S. territories. This will affect our ex-U.S. sales to Hoffmann-La Roche starting in the first quarter of 2003. Beginning in late 2003, we will no longer sell Herceptin to Hoffmann-La Roche. However, we will continue to receive royalties from their ex-U.S. sales. In the first nine months of 2002, ex-U.S. sales of Herceptin to Hoffmann-La Roche were $30.4 million.

Growth Hormone
Net sales of our four growth hormone products, Nutropin Depot, Nutropin AQ, Nutropin, and Protropin, increased 14% in the third quarter and 19% in the first nine months of 2002 from the comparable periods in 2001. These increases were primarily attributable to continued strong demand for the products and, to a lesser extent, a price increase. The continued strong demand reflects our focus on new patient starts, higher dosing during puberty and an incremental increase in the length of therapy. In late April 2002, the U.S. Food and Drug Administration (or FDA) approved Nutropin AQ Pen, a new delivery system for Nutropin AQ. The Nutropin AQ Pen was launched on July 10, 2002.

Thrombolytics
 Combined net sales of our three thrombolytic products, Activase, TNKase and Cathflo Activase, decreased 6% in the third quarter and 14% in the first nine months of 2002 from the comparable periods in 2001. The decrease in Activase and TNKase sales was attributable to the decline in the overall size of the thrombolytic market as a result of increasing use of mechanical reperfusion as well as early intervention with other therapies in the treatment of acute myocardial infarction and preventative therapies. Our sales were also impacted by continued competition from Centocor, Inc.'s Retavase® (reteplase) and its aggressive price discounting. These decreases were offset in part by new sales of Cathflo Activase in 2002. Cathflo Activase received FDA approval in early September 2001 and was launched in late September 2001.

Pulmozyme
 Net sales of Pulmozyme increased 16% in the third quarter and in the first nine months of 2002 from the comparable periods in 2001. These increases primarily reflect an increased focus on aggressive treatment of cystic fibrosis early in the course of the disease and, to a lesser extent, a price increase.

Actimmune
 As of January 1, 2002, we no longer manufacture or sell Actimmune.

Royalties, Contract and Other, and Interest Income	Three Months Ended September 30,			Nine Months Ended September 30,

	2002	2001	% Change	2002	2001	% Change

Royalties	$85.1	$66.0	29%	$252.4	$193.1	31%
Contract and other	17.4	8.9	96	57.5	68.3	(16)
Interest income	20.8	32.5	(36)	79.1	99.8	(21)

Royalties
 Royalty income increased 29% in the third quarter and 31% in the first nine months of 2002 from the comparable periods in 2001. These increases were due to higher third-party sales by various licensees, primarily Hoffmann-La Roche for higher sales of our Herceptin and Rituxan products. The increase in the first nine months of 2002 was also due to new royalties earned under a patent that was recently issued to Genentech and our collaborator relating to methods using recombinant DNA technology to make antibodies, and gains related to foreign currency exchange rates.

            As part of our licensing and marketing agreement, Hoffmann-La Roche will pay us a one-time milestone of $10.0 million once it reaches $200.0 million in net sales of one of our products outside of the U.S. We expect to achieve and recognize this milestone in the fourth quarter of 2002.

Contract and Other Revenues
 Contract and other revenues increased 96% in the third quarter and decreased 16% in the first nine months of 2002 from the comparable periods in 2001. The increase in the third quarter of 2002 was primarily due to a new out-licensing arrangement, and higher revenues from third-party collaborators, including Hoffmann-La Roche. The decrease in the first nine months of 2002 was primarily due to the recognition of $10.0 million in gains in the first quarter of 2001 related to certain hedging instruments as a result of our adoption of Statement of Financial Accounting Standards No. 133 (FAS 133), "Accounting for Derivative Instruments and Hedging Activities." (See below in the "Change in Accounting Principle" section and in Note 1, "Summary of Significant Accounting Policies," of the Notes to Condensed Consolidated Financial Statements.)

Interest Income
Interest income decreased 36% in the third quarter and 21% in the first nine months of 2002 from the comparable periods in 2001. The decrease in the third quarter of 2002 was due to lower portfolio yields and also a lower average portfolio balance. The lower portfolio balance was primarily due to the repurchase of 3.8 million shares of our common stock at a cost of approximately $118.0 million in the third quarter of 2002. (See Note 10, "Capital Stock," of the Notes to Condensed Consolidated Financial Statements for further information regarding our stock repurchases.) The decrease in the first nine months of 2002 was primarily due to lower portfolio yields.

	Three Months Ended September 30,			Nine Months Ended September 30,

Costs and Expenses	2002	2001	% Change	2002	2001	% Change

Cost of sales	$112.5	$96.0	17%	$321.8	$256.0	26%
Research and development	143.7	128.2	12	438.3	388.0	13
Marketing, general and administrative	145.4	109.4	33	395.9	345.1	15
Collaboration profit sharing	90.0	65.8	37	246.2	170.1	45
Recurring charges related to redemption	38.9	79.4	(51)	116.8	242.4	(52)
Special charges: litigation-related	12.5	-	100	530.5	-	100
Interest expense	-	1.7	(100)	0.8	4.5	(82)

Total costs and expenses	$543.0	$480.5	13%	$2,050.3	$1,406.1	46%

Cost of Sales
 Cost of sales (or COS) increased to $112.5 million in the third quarter of 2002 compared to $96.0 million in the third quarter of 2001 and increased to $321.8 million in the first nine months of 2002 compared to $256.0 million in the first nine months of 2001. Cost of sales as a percent of product sales decreased to 20% in the third quarter of 2002 from 21% in the third quarter of 2001 and increased to 21% in the first nine months of 2002 from 20% in the first nine months of 2001. The decrease in costs as a percent of sales in the third quarter of 2002 was primarily due to lower inventory reserves and lower costs as a result of the discontinuation of Actimmune sales. The increase in costs as a percent of sales in the first nine months of 2002 relate to higher ex-U.S. sales to Hoffmann-La Roche, which generate lower gross margins, and a $5.0 million payment for retroactive royalties, offset in part by lower inventory reserves.

            As a result of Hoffmann-La Roche's Penzberg facility receiving approval in September 2002 to manufacture Herceptin to supply the ex-U.S. territories, our ex-U.S. Herceptin sales to Hoffmann-La Roche will decline starting in the first quarter of 2003 and is expected to cease by late 2003. Accordingly, our costs as a percent of sales is expected to decline due to lower ex-U.S. Herceptin sales, which generate lower gross margins.

Research and Development
 Research and development (or R&D) expenses increased 12% in the third quarter and 13% in the first nine months of 2002 from the comparable periods in 2001. These increases were largely due to higher expenses related to clinical development of products which are primarily in late stage development, including Xolair, Raptiva, Avastin and Tarceva, as well as expenses related to rhuFab V2 (for age-related macular degeneration), and higher research expenses due to an increase in headcount and related expenses. These increases were offset in part by lower in-licensing expenses in the third quarter and first nine months of 2002 compared to the same periods in 2001. R&D in-licensing expenses included $4.0 million in the first nine months of 2002 and $19.0 million in the comparable period of 2001 in upfront payments for the purchase of in-process research and development, or IPR&D, under in-licensing agreements with collaborators. We determined that the acquired IPR&D was not yet technologically feasible and that it had no future alternative uses.

The major components of R&D expenses for the three and nine months ended September 30, 2002 and 2001 were as follows (in millions):
Research and Development	Three Months Ended September 30,			Nine Months Ended September 30,

	2002	2001	% Change	2002	2001	% Change

Research	$32.8	$29.2	12%	$95.6	$87.8	9%
Development	106.0	90.5	17	318.1	268.4	19
In-licensing	4.9	8.5	(42)	24.6	31.8	(23)

Total	$143.7	$128.2	12%	$438.3	$388.0	13%

Marketing, General and Administrative
Overall marketing, general and administrative (or MG&A) expenses increased 33% in the third quarter and 15% in the first nine months of 2002 from the comparable periods in 2001. The increase in the third quarter was primarily due to a $22.6 million increase in write-downs of certain biotechnology equity securities, a $9.4 million increase in royalty expenses primarily associated with payments to IDEC on higher sales of Rituxan by licensees, a $6.8 million charge related to the write-off of certain building improvements, higher marketing and selling expenses primarily in support of the continued growth of our bio-oncology products, new information technology, and additional programs and increased headcount support of all products; offset in part by a $13.7 million reversal of reserves due to the repayment of a note from an earlier collaboration for which a reserve had been previously created. The increase in the first nine months of 2002 was largely due to an $18.0 million increase in royalty expenses primarily associated with payments to IDEC on higher sales of Rituxan by licensees, a $15.9 million charge primarily for the redesign of research facilities and the write-off of building improvements and equipment, higher marketing and selling expenses primarily in support of the continued growth of our bio-oncology products, new information technology, and additional programs and increased headcount support of all products, and a $10.9 million increase in write-downs of certain biotechnology equity securities; offset in part by a $16.7 million reversal of reserves primarily related to the repayment of a note from an earlier collaboration for which a reserve had been previously created.

            Depending on market conditions, we may determine that in the fourth quarter of 2002 certain of our other unhedged equity security investments are impaired, which could result in additional write-downs of those equity security investments.

Collaboration Profit Sharing
 Collaboration profit sharing increased 37% in the third quarter and 45% in the first nine months of 2002 from the comparable periods in 2001. These increases were primarily due to increased Rituxan profit sharing with IDEC due to higher Rituxan sales.

Recurring Charges Related to Redemption
 We began recording recurring charges related to the Redemption and push-down accounting in the third quarter of 1999. These charges were $38.9 million in the third quarter of 2002, comprised of the amortization of other intangible assets, and $79.4 million in the third quarter of 2001, comprised of the amortization of other intangible assets and goodwill. Recurring charges related to the Redemption were $116.8 million in the first nine months of 2002, comprised of the amortization of other intangible assets and $242.4 million in the first nine months of 2001, comprised of $238.2 million for the amortization of other intangible assets and goodwill and $4.2 million of compensation expense. The compensation expense in 2001 was related to alternative arrangements provided at the time of the Redemption for certain holders of some of their unvested options under the 1996 Stock Option/Stock Incentive Plan.

            On January 1, 2002, we adopted FAS 141, "Business Combinations" and FAS 142, "Goodwill and Other Intangible Assets." In accordance with FAS 141 and 142, we discontinued the amortization of goodwill and our trained and assembled workforce intangible asset, which resulted in an increase in reported net income by approximately $39.4 million, net of tax, (or $0.08 per share) in the third quarter ended September 30, 2002, and a decrease in reported net loss by approximately $118.2 million, net of tax, (or $0.23 per share) in the first nine months of 2002 as compared to the accounting prior to the adoption of FAS 141 and 142. We performed an impairment test of goodwill as of January 1, 2002, which did not result in an impairment charge at transition. We will continue to monitor the net carrying value of our goodwill through annual impairment tests. See also Note 5, "Goodwill and Other Acquisition-Related Intangible Assets," in the Notes to Condensed Consolidated Financial Statements.

Special Charges: Litigation-Related
 In the third quarter of 2002, we recorded an interest charge of $12.5 million for the City of Hope litigation. In the second quarter of 2002, we recorded a charge of $518.0 million primarily for the City of Hope litigation and certain other litigation-related matters. We expect that we will continue to incur interest charges each quarter through the process of appealing the City of Hope trial results. We also expect to incur charges related to obtaining a surety bond for the City of Hope trial judgment. These special charges represent our estimate of the probable costs for the resolution of these matters and were included in other long-term liabilities in the condensed consolidated balance sheet at September 30, 2002. We developed this estimate in consultation with outside counsel handling our defense in these matters and is based upon the facts and circumstances of these matters known to us at that time. The amount of our liability for certain of these matters could exceed or be less than the amount of our current estimate, depending on the outcome of these matters. The amount of cash, if any, paid in connection with the City of Hope matter will depend on the outcome of the appeal. See Note 2, "Legal Proceedings," in the Notes to Condensed Consolidated Financial Statements for further information regarding our litigations.

Interest Expense
 Interest expense has fluctuated depending on the amounts borrowed and the level of interest capitalized on construction projects. Interest expense, net of amounts capitalized, was related to the interest on our 5% convertible subordinated debentures. Interest expense in the third quarter and first nine months of 2002 decreased from the comparable periods in 2001 as a result of the repayment of our 5% convertible subordinated debentures, which matured on March 27, 2002, and were redeemed in cash.

Income (Loss) Before Taxes and Cumulative Effect of Accounting Change, Income Taxes and Cumulative Effect of Accounting Change	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Income (loss) before taxes and cumulative effect of accounting change	$132.1	$75.6	$(109.4)	$206.0
Income tax provision (benefit)	42.8	32.9	(80.3)	92.2
Income (loss) before cumulative effect of accounting change	89.3	42.7	(29.1)	113.8
Cumulative effect of accounting change, net of tax	-	-	-	(5.6)

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

Income Tax Provision
 The effective tax rate was 32% for the third quarter and the effective tax rate benefit was 73% for the first nine months of 2002, compared to tax rates of 44% for the third quarter and 45% for the first nine months of 2001.

The tax provision was $42.8 million for the third quarter and the tax benefit was $80.3 million for the first nine months of 2002. The tax provisions were $32.9 million for the third quarter and $92.2 million for the first nine months of 2001.

The tax provision for the third quarter reflects the elimination of the amortization of goodwill pursuant to the adoption of FAS 141 and 142. The tax benefit for the first nine months of 2002 reflects the elimination of the amortization of goodwill, the tax benefit recognized on the litigation-related special charges, and a favorable change in the estimates of prior years' items. The tax provisions for the 2001 periods reflect the elimination of the amortization of goodwill.

We currently expect to record pre-tax income and a tax benefit for the full year of 2002. The expected tax benefit, if available, is due to the impact of tax credits and a favorable change in the estimates of prior years' items. Other factors may have favorable or unfavorable effects on our effective tax rate in 2002 and subsequent years. These factors include, but are not limited to, interpretations of existing tax laws, changes in tax laws and rates, future levels of R&D spending, future levels of capital expenditures, and our success in R&D and commercializing products.

	Three Months Ended September 30,		Nine Months Ended September 30,

Net Income (Loss)	2002	2001	2002	2001

Net income (loss)	$89.3	$42.7	$(29.1)	$108.2
Earnings (loss) per share:
Basic:
Earnings (loss) before cumulative effect of accounting change	$0.17	$0.08	$(0.06)	$0.22
Cumulative effect of accounting change, net of tax	-	-	-	(0.01)

Net earnings (loss) per share	$0.17	$0.08	$(0.06)	$0.21

Diluted:
Earnings (loss) before cumulative effect of accounting change	$0.17	$0.08	$(0.06)	$0.21
Cumulative effect of accounting change, net of tax	-	-	-	(0.01)

Net earnings (loss) per share	$0.17	$0.08	$(0.06)	$0.20

Net Income (Loss)
 Net income of $89.3 million, or $0.17 per diluted share, in the third quarter of 2002 increased from $42.7 million, or $0.08 per diluted share, in the third quarter of 2001. The net loss of $29.1 million, or $0.06 per diluted share, in the first nine months of 2002 decreased from net income of $108.2 million, or $0.20 per diluted share, in the first nine months of 2001. The increase in the third quarter primarily reflects higher product sales, royalties and contract and other revenues and decreases in recurring charges related to the Redemption and interest expense. These favorable changes were offset in part by increased MG&A, collaboration profit sharing, COS and R&D expenses and the litigation-related special charges and lower interest income. The net loss in the first nine months of 2002, primarily reflects the litigation-related special charges, and also reflects increased collaboration profit sharing, COS, MG&A and R&D expenses and decreased interest income and contract and other revenues. These unfavorable changes were offset in part by increased product sales and royalty revenues, decreased recurring charges related to the Redemption and interest expense and the cumulative effect of an accounting change in 2001.

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

            Except as otherwise noted below, there have been no significant changes to the projects since December 31, 2001. We do not track all costs associated with research and development on a project-by-project basis. Therefore, we believe a calculation of cost incurred as a percentage of total incurred project cost as of the FDA approval is not possible. We estimate, however, that the research and development expenditures that will be required to complete the in-process projects will total at least $450.0 million, as compared to $700.0 million as of the Redemption date. This estimate reflects costs incurred since the Redemption date, discontinued projects, and decreases in cost to complete estimates for other projects, partially offset by an increase in certain cost estimates related to early stage projects and changes in expected completion dates.

            The following are significant changes that occurred during the first nine months of 2002, to the projects included in the IPR&D charge at the Redemption:

  Pulmozyme - Phase III trial in early stage cystic fibrosis has been completed and the study results were published in December 2001.

  Raptiva (efalizumab) - An additional Phase III trial in moderate to severe psoriasis has been completed. The study did achieve its primary efficacy endpoint. We will be discussing the data with the FDA in conjunction with plans to file a Biologics License Application (or BLA). The FDA previously requested that the additional

Phase III study be completed before the filing of a BLA after results from a pharmacokinetic study suggested that Genentech-produced material showed a slightly higher serum concentration than XOMA Ltd.-produced material.

  Avastin (bevacizumab) - A Phase III study of Avastin plus Xeloda in relapsed metastatic breast cancer patients did not meet its primary efficacy endpoint of progression-free survival. We continue to pursue a broad late-stage clinical development program with Avastin to evaluate its potential use in metastatic breast, colorectal, non-small cell lung and kidney cancer.

  rhuFab V2 (ranibizumab) - We announced positive preliminary data from a Phase Ib/II randomized, single-agent study for patients with the wet form of age-related macular degeneration. Based on these results, and pending discussions with the FDA, we are preparing for Phase III randomized trials.

  LDP-02 (MLN-02) - Our partner Millennium Pharmaceuticals, Inc. announced a Phase II trial in patients with mild to moderate Crohn's Disease did not meet its primary endpoint. A Phase II trial in patients with ulcerative colitis is ongoing.

Related Party Transactions
We enter into transactions with Roche, Hoffmann-La Roche and its affiliates in the ordinary course of business. Contract revenue from Hoffmann-La Roche, including reimbursement for ongoing development expenses after the option exercise date, totaled $1.9 million in the third quarter of 2002 and $0.9 million in the third quarter of 2001. All other revenues from Roche, Hoffmann-La Roche and its affiliates, principally royalties and product sales, totaled $68.0 million in the third quarter of 2002 and $35.0 million in the third quarter of 2001. Contract revenue from Hoffmann-La Roche, including reimbursement for ongoing development expenses after the option exercise date, totaled $7.3 million in the first nine months of 2002 and $3.6 million in the first nine months of 2001. All other revenues from Roche, Hoffmann-La Roche and its affiliates, principally royalties and product sales, totaled $179.9 million in the first nine months of 2002 and $114.7 million in the first nine months of 2001.

            During 2001, Novartis AG (or Novartis) acquired 20% of the outstanding voting stock of Roche Holding, Ltd. As a result of this investment, Novartis is deemed to have an indirect beneficial ownership interest under FAS 57, "Related Party Disclosures," of more than 10% of our voting stock. During 2000, we entered into an arrangement with our collaboration partner, Novartis, whereby Novartis is required to fund a portion of the cost of our Xolair inventory until the product is approved for marketing by the FDA. Through September 30, 2002, Novartis has paid $37.8 million of our Xolair inventory costs. This amount is required to be returned to Novartis upon the earlier of regulatory approval of Xolair in the U.S. or the European Union, and has been recorded in other accrued liabilities in our condensed consolidated balance sheets. Contract revenue from Novartis, including amounts for clinical materials, totaled $2.3 million in the first nine months of 2002. There was no such revenue in the third quarter of 2002 and in the comparable periods of 2001.

Liquidity and Capital Resources	September 30, 2002	December 31, 2001

Cash and cash equivalents, short-term investments and long-term marketable securities	$2,173.9	$2,816.5
Working capital	1,441.2	1,557.6

Liquidity and Capital Resources
 We used cash generated from operations and investments, and proceeds from stock issuances to fund operations, purchase marketable securities, make capital and equity investments and to make stock repurchases during the first nine months of 2002 and 2001, and also the repayment of our debentures in the first nine months of 2002.

On October 31, 2001, our Board of Directors authorized a stock repurchase program to repurchase up to $625.0 million of our common stock over a 12 month period. On August 15, 2002, our Board of Directors authorized an extension of the stock repurchase program through June 30, 2003, for the repurchase of up to an additional $375.0 million of our common stock, increasing the program from $625.0 million to $1.0 billion. Purchases may be made in the open market or in privately negotiated transactions from time to time at management's discretion. We may also engage in transactions in other Genentech securities in conjunction with the repurchase program, including derivative securities. We also entered into a 10b5-1 insider trading plan on February 8, 2002, to repurchase shares in the open market during those periods each quarter when trading in our stock by insiders is restricted under our insider trading policy. Under the program approved by our Board of Directors, we repurchased approximately 3.8 million shares of our common stock in the third quarter of 2002 at a cost of approximately $118.0 million and approximately 15.8 million shares of our common stock during the first nine months of 2002 at a cost of approximately $609.2 million. Of those shares repurchased, the number of shares repurchased under our 10b5-1 insider trading plan were approximately 1.2 million during the third quarter of 2002 and approximately 2.6 million during the first nine months of 2002. Under its terms our 10b5-1 plan was terminated on October 11, 2002, the date on which 3.0 million shares had been purchased under the plan. Under the stock repurchase program to date, we repurchased approximately 15.9 million shares of our common stock at a cost of approximately $614.8 million during the period from November 1, 2001, through September 30, 2002.

Cash and cash equivalents, short-term investments and long-term marketable securities at September 30, 2002, decreased from December 31, 2001, by $642.6 million primarily due to stock repurchases and the scheduled repayment of our debentures during the first quarter of 2002. Working capital decreased by $116.4 million at September 30, 2002, from December 31, 2001. On October 3, 2002, we entered into an arrangement to post a $600.0 million bond for the City of Hope trial judgment that was issued in the second quarter of 2002. As part of this arrangement, we pledged $630.0 million in cash and investments to secure this bond. The $630.0 million cash and investments will be classified as restricted cash and will be included in other long-term assets in our subsequent consolidated balance sheets.

Capital expenditures totaled $244.6 million in the first nine months of 2002 compared to $118.8 million in the comparable period of 2001. The increase in the first nine months of 2002 compared to 2001 was primarily due to the purchase of land, and an increase in the construction of and improvements to manufacturing and R&D facilities.

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

We lease various real properties under operating leases that generally require us to pay taxes, insurance, maintenance and minimum lease payments. Four of our operating leases are commonly referred to as synthetic leases. A synthetic lease represents a form of off-balance sheet financing under which an unrelated third-party funds 100% of the costs of the acquisition and/or construction of the property and leases the asset to a lessee (Genentech), and at least 3% of the third-party funds represent at-risk equity. As the lessee, our synthetic leases are treated as operating leases for accounting purposes and as financing leases for tax purposes. Under our synthetic lease structures, upon termination or expiration, at our option, we must either purchase the property from the lessor at a predetermined amount that does not constitute a purchase at less than fair market value, sell the real property to a third-party, or renew the lease arrangement. If the property is sold to a third-party at an amount less than the amount financed by the lessor, we have agreed under residual value guarantees to pay the lessor up to an agreed upon percentage of the amount financed by the lessor.

            Three of our synthetic leases were entered into with BNP Paribas Leasing Corporation (or BNP), who leases directly to us various buildings that we occupy in South San Francisco, California. Under certain of these leases, we are required to maintain cash collateral of $56.6 million, which we have included in other long-term assets in our condensed consolidated balance sheets as restricted cash. In May 2002, we paid the remaining balance on a fourth synthetic lease with BNP and exercised our purchase option to buy the leased property at its estimated fair value of $22.5 million. The purchased property has been included in property, plant and equipment in our condensed consolidated balance sheet as of September 30, 2002.

            The most significant of our synthetic leases relates to our manufacturing facility located in Vacaville, California. In November 2001, we completed a synthetic lease transaction for this facility, which had previously been leased to us under a predecessor synthetic lease. This new synthetic lease is structured differently from our other synthetic leases. As the lessee, we lease the property from an unrelated special purpose trust (owner/lessor) under an operating lease agreement for five years ending November 2006. Third-party financing is provided in the form of a 3% at-risk equity participation from investors and 97% debt commitment. Investors' equity contributions were equal to or greater than 3% of the fair value of the property at the lease's inception and are required to remain so for the term of the lease. A bankruptcy remote, special purpose corporation (SPC) was formed to fund the debt portion through the issuance of commercial paper notes. The SPC lends the proceeds from the commercial paper to the owner/lessor, who issues promissory notes to the SPC. The SPC loans mature in November 2006. The SPC promissory notes are supported by a credit facility provided by financing institutions and draws are generally available under that credit facility to repay the SPC's commercial paper. The collateral for the SPC loans includes the leased property, and an interest in the residual value guarantee provided by us. As the lessee, at any time during the lease term, we have the option to purchase the property at an amount that does not constitute a purchase at less than fair market value. Our off-balance sheet contingent liability under the residual value guarantees is summarized in the table below.

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

            Future minimum lease payments under operating leases, exclusive of the residual value guarantees, executory costs and sublease income, at June 30, 2002, are as follows (in millions). These minimum lease payments were computed based on interest rates current at that time which are subject to fluctuations in certain market-based interest rates:

	2002	2003	2004	2005	2006	Thereafter	Total

Synthetic leases	$12.4	$13.3	$12.8	$12.0	$11.3	$1.6	$63.4
Other operating leases	4.2	2.5	1.2	1.0	1.0	0.9	10.8

Total	$16.6	$15.8	$14.0	$13.0	$12.3	$2.5	$74.2

            The following summarizes the residual value guarantee amounts for our synthetic leases at June 30, 2002 (in millions):

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

STOCK OPTIONS

Option Program Description

Our stock option program is a broad-based, long-term retention program that is intended to attract and retain talented employees and to align stockholder and employee interests. Our program primarily consists of our amended and restated 1999 Stock Plan (the "Plan"), a broad-based plan under which stock options are granted to employees, directors and other service providers. Substantially all of our employees participate in our stock option program. In the past, we granted options under our amended and restated 1996 Stock Option/Stock Incentive Plan, our amended and restated 1994 Stock Option Plan and our amended and restated 1990 Stock Option/Stock Incentive Plan. Although we no longer grant options under these plans, exercisable options granted under these plans are still outstanding.

We also have a stock repurchase program in place and one purpose of the program is to manage the dilutive effect generated by the exercise of stock options. All stock option grants are made after a review by, and with the approval of, the Compensation Committee of the Board of Directors. See "The Compensation Committee Report" appearing in our Proxy Statement dated March 12, 2002 for further information concerning the policies and procedures of the Compensation Committee regarding the use of stock options.

General Option Information

Summary of Option Activity

		Options Outstanding

(Shares in thousands)	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price

December 31, 2000	8,131	40,945	$39.84
Grants	(10,740)	10,740	42.58
Exercises	-	(2,899)	24.69
Cancellations(1)	2,118	(2,146)	45.84
Additional shares reserved	15,000

December 31, 2001	14,509	46,640	41.06

Grants	(12,505)	12,505	28.91
Exercises	-	(1,332)	23.49
Cancellations(1)	1,763	(1,772)	53.85
Additional shares reserved	-

September 30, 2002	3,767	56,041	$38.38

(1)

We currently only grant shares under our amended and restated 1999 Stock Plan. Cancellations from options granted under previous plans are not added back to the shares reserved for issuance under the 1999 Stock Plan.

In-the-Money and Out-of-the-Money Option Information

	Exercisable		Unexercisable		Total

As of September 30, 2002 (Shares in thousands)	Shares	Wtd. Avg. Exercise Price	Shares	Wtd. Avg. Exercise Price	Shares	Wtd. Avg. Exercise Price

In-the-Money	18,293	$22.85	12,972	$28.26	31,265	$25.10
Out-of-the-Money(1)	10,709	56.24	14,067	54.29	24,776	55.13

Total Options Outstanding	29,002		27,039		56,041

(1)	Out-of-the-money options are those options with an exercise price equal to or greater than the fair market value of Genentech Common Stock, $32.63, at the close of business on September 30, 2002.

Distribution and Dilutive Effect of Options

Employee and Executive Officer Option Grants

	YTD 2002	2001	2000

Net grants during the period as % of outstanding shares	2.03%	1.64%	1.48%
Grants to Named Executive Officers* during the period as % of outstanding shares	0.25%	0.22%	0.24%
Grants to Named Executive Officers during the period as % of total options granted	10.40%	10.52%	12.32%

*	"Named Executive Officers" refers to our CEO and our four other most highly compensated executive officers as defined under federal securities laws.

Equity Compensation Plan Information

All of our equity compensation plans under which options are currently outstanding have been approved by our stockholders.

FORWARD-LOOKING INFORMATION AND CAUTIONARY FACTORS
THAT MAY AFFECT FUTURE RESULTS

The following section contains forward-looking information based on our current expectations. Because our actual results may differ materially from any forward-looking statements made by or on behalf of Genentech, this section includes a discussion of important factors that could affect our actual future results, including, but not limited to, our product sales, royalties, contract revenues, expenses, net income (loss) and earnings (loss) per share.

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

  The amount and timing of our sales to Hoffmann-La Roche and our other partners of products for sale outside of the United States and the amount and timing of sales to their respective customers, which directly impact both our product sales and royalty revenues.

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

  The potential introduction of new products and additional indications for existing products.

  The ability to successfully manufacture sufficient quantities of any particular marketed product.

  The number and size of any product price increases we may issue.

The Successful Development of Biotherapeutics is Highly Uncertain

Successful development of biotherapeutics is highly uncertain and is dependent on numerous factors, many of which are beyond our control. Products that appear promising in the early phases of development may fail to reach the market for several reasons including:

  Preclinical and clinical trial results that may show the product to be less effective than desired (e.g., the trial failed to meet its primary objectives) or to have harmful or problematic side effects.

  Failure to receive the necessary regulatory approvals or a delay in receiving such approvals. Among other things, such delays may be caused by slow enrollment in clinical studies, length of time to achieve study endpoints, additional time requirements for data analysis, Biologics License Application (or BLA) preparation, discussions with the FDA, an FDA request for additional preclinical or clinical data, or unexpected safety or manufacturing issues.

  Manufacturing costs, pricing or reimbursement issues, or other factors that make the product uneconomical.

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

  The number of products entering into development from late-stage research. For example, there is no guarantee that internal research efforts will succeed in generating sufficient data for us to make a positive development decision or that an external candidate will be available on terms acceptable to us. In the past, some promising candidates did not yield sufficiently positive preclinical results to meet our stringent development criteria.

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

We Face Growing and New Competition

We face growing competition in two of our therapeutic markets and expect new competition in a third market. First, in the thrombolytic market, Activase has lost market share and could lose additional market share to Centocor's Retavase® either alone or in combination with the use of another Centocor product, ReoPro® (abciximab) and to the use of mechanical reperfusion therapies to treat acute myocardial infarction; the resulting adverse effect on sales has been and could continue to be material. Retavase received approval from the FDA in October 1996 for the treatment of acute myocardial infarction. We expect that the use of mechanical reperfusion in lieu of thrombolytic therapy for the treatment of acute myocardial infarction will continue to grow. In addition, we face potential increased competition in the catheter clearance market from the reintroduction of Abbott Laboratories' Abbokinase® (urokinase).

            Second, in the growth hormone market, we continue to face competition from other companies currently selling growth hormone products and delivery devices. As a result of that competition, we have experienced a loss in market share in the past. Competitors have also received approval to market their existing human growth hormone products for additional indications. As a result of this competition, market share of our growth hormone products may decline.

            Third, in the non-Hodgkin's lymphoma market, Corixa Corporation has filed a revised BLA, for Bexxar™ (tositumomab and iodine I 131 tositumomab), which may potentially compete with our product Rituxan. IDEC received marketing approval from the FDA and began commercial shipments in late March 2002 for Zevalin™ (ibritumomab tiuxetan), a product which could also potentially compete with Rituxan. Both Bexxar and Zevalin are radiolabeled molecules while Rituxan is not. We are also aware of other potentially competitive biologic therapies for non-Hodgkin's lymphoma in development.

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

  The outcome of litigation involving patents of other companies concerning our products or processes related to production and formulation of those products or uses of those products. For example, as described in Note 2, "Legal Proceedings," in the Notes to Condensed Consolidated Financial Statements, one other company has filed patent infringement lawsuits against us alleging that the manufacture, use and sale of certain of our products infringe their patents.

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

            Statement of Financial Accounting Standards (or FAS) No. 142, "Goodwill and Other Intangible Assets," which was adopted January 1, 2002, requires that goodwill not be amortized, but rather be subject to an impairment test at least annually. Separately identified and recognized intangible assets resulting from business combinations completed before July 1, 2001, that did not meet the new criteria under FAS 141, "Business Combinations," for separate recognition of intangible assets have been reclassified into goodwill upon adoption. These intangible assets included our trained and assembled workforce. In addition, the useful lives of recognized intangible assets acquired in transactions completed before July 1, 2001, will be reassessed at each reporting date and the remaining amortization periods adjusted accordingly. At least annually, we will evaluate whether events and circumstances have occurred that indicate the remaining balance of goodwill and other intangible assets may not be recoverable. If our evaluation of the assets results in a possible impairment, we may have to reduce the carrying value of our intangible assets. This could have a material adverse effect on our financial condition and results of operations during the periods in which we recognize a reduction. We may have to write down intangible assets in future periods. For more information about push-down accounting, see Note 3, "Redemption of Our Special Common Stock" in the Notes to Condensed Consolidated Financial Statements of Part I. For more information regarding FAS 142 and 141, see the "Recent Accounting Pronouncements" section of Note 1, "Summary of Significant Accounting Policies" in the Notes to Condensed Consolidated Financial Statements of Part I.

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

  The expiration or termination of existing arrangements with other companies and Hoffmann-La Roche, which may include development and marketing arrangements for our products in the U.S., Europe and other countries outside the United States.

  The timing of non-U.S. approvals, if any, for products licensed to Hoffmann-La Roche and to other licensees.

  Fluctuations in foreign currency exchange rates.

  The initiation of new contractual arrangements with other companies.

  Whether and when contract benchmarks are achieved.

  The failure of or refusal of a licensee to pay royalties.

  The expiration or invalidation of our patents or licensed intellectual property.

  Decreases in licensees' sales of product due to competition, manufacturing difficulties or other factors that affect the sales of product.

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

We May Incur Material Product Liability Costs

The testing and marketing of medical products entail an inherent risk of product liability. Liability exposures for biotherapeutics could be extremely large and pose a material risk. Our business may be materially and adversely affected by a successful product liability claim or claims in excess of any insurance coverage that we may have.

Insurance Coverage is Increasingly More Difficult to Obtain or Maintain

While we currently have insurance for our business, property and our products, first and third party insurance is increasingly more costly and narrower in scope, and we may be required to assume more risk in the future. If we are subject to third party claims or suffer a loss or damage in excess of our insurance coverage, we may be required to share that risk in excess of our insurance limits. Furthermore, any first or third party claims made on our insurance policy may impact our ability to obtain or maintain insurance coverage at reasonable costs or at all in the future.

We May Be Unable to Obtain or Maintain Regulatory Approvals for Our Products

The biotechnology and pharmaceutical industries are subject to stringent regulation with respect to product safety and efficacy by various international, federal, state and local authorities. Of particular significance are the FDA's requirements covering R&D, testing, manufacturing, quality control, labeling and promotion of drugs for human use. A biotherapeutic cannot be marketed in the United States until it has been approved by the FDA, and then can only be marketed for the indications and claims approved by the FDA. As a result of these requirements, the length of time, the level of expenditures and the laboratory and clinical information required for approval of a New Drug Application (or NDA) or a BLA, are substantial and can require a number of years. In addition, after any of our products receive regulatory approval, they remain subject to ongoing FDA regulation, including, for example, changes to the product label, new or revised regulatory requirements for manufacturing practices, written advisements to physicians and a product recall.

            We cannot be sure that we can obtain necessary regulatory approvals on a timely basis, if at all, for any of the products we are developing or that we can maintain necessary regulatory approvals for our existing products, and all of the following could have a material adverse effect on our business:

  Significant delays in obtaining or failing to obtain required approvals as described in "The Successful Development of Biotherapeutics is Highly Uncertain" above.

  Loss of, or changes to, previously obtained approvals.

  Failure to comply with existing or future regulatory requirements.

  Changes to manufacturing processes, manufacturing process standards or Good Manufacturing Practices following approval or changing interpretations of these factors.

            Moreover, it is possible that the current regulatory framework could change or additional regulations could arise at any stage during our product development or marketing, which may affect our ability to obtain or maintain approval of our products.

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

            In addition, any prolonged interruption in the operations of our or our contractors' manufacturing facilities could result in cancellations of shipments, loss of product in the process of being manufactured, or a shortfall of available product inventory. A number of factors could cause interruptions, including equipment malfunctions or failures, damage to a facility due to natural disasters, including earthquakes as our South San Francisco facilities are located in an area where earthquakes could occur, rolling blackouts imposed by a utility, changes in FDA regulatory requirements or standards that require modifications to our manufacturing processes, action by the FDA that results in the halting of production of one or more of our products due to regulatory issues or other similar factors. Because our manufacturing processes and those of our contractors are highly complex and are subject to a lengthy FDA approval process, alternative qualified production capacity may not be available on a timely basis or at all. Difficulties or delays in our and our contractors' manufacturing and supply of existing or new products could increase our costs, cause us to lose revenue or market share and damage our reputation. We may also experience insufficient available capacity to manufacture existing or new products which could cause shortfalls of available product inventory or we may have an excess of available capacity which could lead to an idling of a portion of our manufacturing facilities and incurring idle plant costs.

Future Stock Repurchases Could Adversely Affect Our Cash Position

            On October 31, 2001, our Board of Directors authorized a stock repurchase program to repurchase up to $625.0 million of our common stock over a 12 month period. On August 15, 2002, our Board of Directors authorized an extension of the stock repurchase program through June 30, 2003, for the repurchase of up to an additional $375.0 million of our common stock, increasing the program from $625.0 million to $1.0 billion. Purchases may be made in the open market or in privately negotiated transactions from time to time at management's discretion. We may also engage in transactions in other Genentech securities in conjunction with the repurchase program, including derivative securities. We also entered into a 10b5-1 insider trading plan on February 8, 2002, to repurchase shares in the open market during those periods each quarter when trading in our stock by insiders is restricted under our insider trading policy. Under the program approved by our Board of Directors, we repurchased approximately 15.9 million shares of our common stock at a cost of approximately $614.8 million during the period from November 1, 2001, through September 30, 2002. Of those shares repurchased, approximately 2.6 million were repurchased under our 10b5-1 insider plan. Under its terms our 10b5-1 plan was terminated on October 11, 2002, the date on which 3.0 million shares had been purchased under the plan.

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

  Developments or outcome of litigation concerning proprietary rights, including patents.

  Publicity regarding actual or potential medical results relating to products under development or being commercialized by us or our competitors.

  Regulatory developments or delays concerning our products in the United States and foreign countries.

  Issues concerning the safety of our products or of biotechnology products generally.

  Economic and other external factors or a disaster or crisis.

  Period-to-period fluctuations in our financial results.

Our Affiliation Agreement With Roche Could Adversely Affect Our Cash Position

Our affiliation agreement with Roche provides that we establish a stock repurchase program designed to maintain Roche's percentage ownership interest in our common stock based on an established Minimum Percentage. For more information on our stock repurchase program, see Note 10, "Capital Stock," in the Notes to Condensed Consolidated Financial Statements. See Note 4, "Relationship with Roche -- Roche's Ability to Maintain Its Percentage Ownership Interest in Our Stock," in the Notes to Condensed Consolidated Financial Statements for information regarding the Minimum Percentage.

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

Future Sales of Our Common Stock by Roche Could Cause the Price of Our Common Stock to Decline

As of September 30, 2002, Roche owned 306,594,352 shares of our common stock or 59.6% of our outstanding shares. All of our shares owned by Roche are eligible for sale in the public market subject to compliance with the applicable securities laws. We have agreed that, upon Roche's request, we will file one or more registration statements under the Securities Act in order to permit Roche to offer and sell shares of our common stock. Sales of a substantial number of shares of our common stock by Roche in the public market could adversely affect the market price of our common stock.

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

      Our Interest Income is Subject to Fluctuations in Interest Rates
 Our material interest-bearing assets, or interest-bearing portfolio, consisted of cash, cash equivalents, restricted cash, short-term investments, convertible preferred stock investments, convertible loans and long-term investments. The balance of our interest-bearing portfolio was $1,975.2 million or 30% of total assets at September 30, 2002. Interest income related to this portfolio was $79.1 million or 4% of total revenues for the first nine months. Our interest income is sensitive to changes in the general level of interest rates, primarily U.S. interest rates. In this regard, changes in U.S. interest rates affect the interest-bearing portfolio. To mitigate the impact of fluctuations in U.S. interest rates, for a portion of our portfolio, we may enter into swap transactions which involve the receipt of fixed rate interest and the payment of floating rate interest without the exchange of the underlying principal.

      We Are Exposed to Risks Relating to Foreign Currency Exchange Rates and Foreign Economic Conditions
 We receive royalty revenues from licensees selling products in countries throughout the world. As a result, our financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which our licensed products are sold. We are exposed to changes in exchange rates in Europe, Asia (primarily Japan) and Canada. Our exposure to foreign exchange rates primarily exists with the Swiss franc. When the dollar strengthens against the currencies in these countries, the dollar value of non-dollar-based revenue decreases; when the dollar weakens, the dollar value of the non-dollar-based revenues increases. Accordingly, changes in exchange rates, and in particular a strengthening of the dollar, may adversely affect our royalty revenues as expressed in dollars. Exchange rate exposures on these royalties are being offset by expenses arising from our foreign manufacturing facility as well as non-dollar expenses incurred in our collaborations. Currently, our foreign royalty revenues exceed our foreign expenses. In addition, as part of our overall investment strategy, a portion of our portfolio is primarily in non-dollar denominated investments. As a result, we are exposed to changes in the exchange rates of the countries in which these non-dollar denominated investments are made.

            To mitigate our net foreign exchange exposure, our policy allows us to hedge certain of our anticipated royalty revenues by purchasing option contracts with expiration dates and amounts of currency that are based on 25% to 90% of probable future revenues so that the potential adverse impact of movements in currency exchange rates on the non-dollar denominated revenues will be at least partly offset by an associated increase in the value of the option. Generally, the term of these options is one to five years. To hedge the non-dollar expenses arising from our foreign manufacturing facility, we may enter into forward contracts to lock in the dollar value of a portion of these anticipated expenses.

      Our Investments in Equity Securities Are Subject to Market Risks
 As part of our strategic alliance efforts, we invest in equity instruments of biotechnology companies. Our biotechnology equity investment portfolio totaled $293.2 million or 4% of total assets at September 30, 2002. These investments are subject to fluctuations from market value changes in stock prices. For example, in the first nine months of 2002 and 2001, we recorded charges related to the write down of certain equity security investments that had other than temporary impairments. Depending on market conditions, we may determine that in the fourth quarter of 2002 certain of our other unhedged equity security investments are impaired, which would result in additional write-downs of those equity security investments.

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

The Company's Effective Tax Rate May Vary Significantly

Various internal and external factors may have favorable or unfavorable effects on our effective tax rate. These factors include but are not limited to changes in tax laws, regulations and/or rates, changing interpretations of existing tax laws or regulations, future levels of R&D spending, future levels of capital expenditures, and our success in R&D and commercializing biotherapeutics.

New and Potential New Accounting Pronouncements May Impact Our Future Financial Position and Results of Operations

In June 30, 2002, the Financial Accounting Standards Board (or FASB) issued FAS 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses accounting for restructuring, discontinued operation, plant closing, or other exit or disposal activity. FAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. FAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The adoption of FAS 146 is not expected to have a significant impact on our financial position and results of operations.

There may be potential new accounting pronouncements or regulatory rulings which may have an impact on our future financial position and results of operations. In particular, there are a number of rule changes and proposed legislative initiatives following the recent corporate bankruptcies and failures which could result in changes in accounting rules, including legislative and other proposals to account for employee stock options as an expense and to consolidate special purpose entities by the primary beneficiary. These and other potential changes could materially impact our assets and liabilities, and the expenses we report under generally accepted accounting principles, and could adversely affect our operating results or financial condition.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Our market risks at September 30, 2002, have not changed significantly from those discussed in Item 7A of our Form 10-K for the year ended December 31, 2001, on file with the Securities and Exchange Commission. See Note 6, "Derivative Financial Instruments," in the Notes to Condensed Consolidated Financial Statements of Item 1 and the "Forward-Looking Information and Cautionary Factors That May Affect Future Results--We Are Exposed to Market Risk" section of Item 2 of this Form 10-Q for additional discussions of our market risks.

Item 4.  Controls and Procedures

(a) Evaluation of disclosure controls and procedures: The Company's principal executive and financial officers reviewed and evaluated the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-14) as of a date within 90 days before the filing date of this Form 10-Q. Based on that evaluation, the Company's principal executive and financial officers concluded that the Company's disclosure controls and procedures are effective in timely providing them with material information relating to the Company, as required to be disclosed in the reports the Company files under the Exchange Act.

(b) Changes in internal controls: There were no significant changes in the Company's internal controls or other factors that could significantly affect those controls subsequent to the date of the Company's evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

In connection with the two patent infringement lawsuits filed against us by GlaxoSmithKline plc (or Glaxo), in September 2002, we and Glaxo agreed to a settlement of both of the lawsuits, pursuant to which we and Glaxo dismissed with prejudice all the claims and/or counterclaims made by each of us in the lawsuits and dismissed with prejudice the CAFC Appeal. The settlement resolves and ends all the patent infringement claims that Glaxo made against Genentech in the lawsuits.

In connection with the breach of contract lawsuit filed against us by City of Hope Medical Center, on August 22, 2002, the Superior Court denied Genentech's motion for judgment notwithstanding the verdict and motion for new trial. Accordingly, on September 13, 2002, Genentech filed a notice of appeal of the verdict and damages awards with the California Court of Appeal. The appeal process is ongoing.

In connection with the shareholder derivative lawsuit filed by Green Equity, LLC in the San Francisco Superior Court against Genentech as nominal defendant and against several members of our Board of Directors, the defendants have removed the case to federal court and the case is now pending in the U.S. District Court in the Northern District of California (San Francisco). One of the defendants filed a motion to dismiss the lawsuit on August 19, 2002, and the plaintiff filed an amended complaint on October 25, 2002 naming several additional defendants. No answer to the complaint has been filed yet.

In connection with the patent infringement lawsuit filed against us by Chiron Corporation on June 7, 2000, the trial of this suit began on August 6, 2002, with jury selection and opening statements. Following the first phase of the trial, which related to Genentech's remaining defenses and counterclaims regarding the alleged invalidity of the patent, the jury unanimously found that claims 1 to 25 of Chiron's patent were invalid, and on that basis the Court entered judgment in favor of Genentech. On September 23, 2002, Chiron filed a motion for judgment as a matter of law or for a new trial, and on October 14, 2002, Chiron filed a motion for relief from judgment, in each case seeking to overturn or set aside the jury verdict. On October 23, 2002, the Court denied the first of the motions in its entirety. On November 4, 2002, the Court denied the second motion in its entirety.

In connection with the U.S. Patent Office interference between Chiron Corporation's U.S. Patent No. 6,054,561 and a patent application exclusively licensed by Genentech from a university relating to anti-HER2 antibodies, on October 24, 2002, the Patent Office redeclared the interference to include, in addition to that Chiron patent and university patent application, a number of patents and patent applications owned by either Chiron or Genentech, including Chiron's U.S. Patent No. 4,753,894 that is also at issue in the separate patent infringement lawsuit filed against us by Chiron on March 13, 2001.

In connection with the patent infringement lawsuit filed against us by Chiron Corporation on March 13, 2001, the judge has rescheduled the trial of this suit to begin on January 13, 2004. On November 1, 2002, the parties filed a proposed stipulation to stay all proceedings in this lawsuit until (1) the interference involving U.S. Patent No. 4,753,894 is resolved or (2) two years from entry of the proposed stipulation, whichever is sooner. The Court has not yet ruled on this stipulation.

In connection with the arbitration proceeding between Genentech and Tanox, on October 16, 2002, Tanox announced that in a dispute between it and Novartis, an arbitration panel ruled that Tanox is not entitled to develop independently the Hu-901 antibody product. Tanox makes the same claim in its dispute against Genentech. The Novartis/Tanox panel also ruled that Tanox is entitled to receive certain know-how from Novartis. Tanox contends in its dispute against Genentech that it is entitled to similar information from Genentech. The effect of the October 16 ruling from the Novartis/Tanox arbitration, if any, on Tanox's claims against Genentech cannot be determined since it has not yet been resolved by the arbitrators in the Tanox/Genentech proceedings. The arbitration hearing is currently set to begin on December 4, 2002.

See also Item 3 of our report on Form 10-K for the period ended December 31, 2001.

See also Item 1 of our reports on Form 10-Q for the periods ended March 31, 2002 and June 30, 2002.

See also Note 2, "Legal Proceedings," note in the Notes to Condensed Consolidated Financial Statements.

Item 6.  Exhibits and Reports on Form 8-K
(a)	Exhibits

	(i)	15.1	Letter regarding Unaudited Interim Financial Information.

	(ii)	99.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K.

		None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENENTECH, INC.
Date:	November 5, 2002	/s/ARTHUR D. LEVINSON

Arthur D. Levinson, Ph.D. President and Chief Executive Officer

Date:	November 5, 2002	/s/LOUIS J. LAVIGNE, JR.

Louis J. Lavigne, Jr. Executive Vice President and Chief Financial Officer

Date:	November 5, 2002	/s/JOHN M. WHITING

John M. Whiting Vice President, Controller and Chief Accounting Officer

CERTIFICATIONS

I, Arthur D. Levinson, certify that:

            1.   I have reviewed this quarterly report on Form 10-Q of Genentech, Inc.;

            2.   Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

            3.   Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

            4.   The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

       a)   designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

       b)   evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

       c)   presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

            5.   The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

       a)   all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

       b)   any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

            6.   The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 1, 2002	By:	/s/ARTHUR D. LEVINSON

Arthur D. Levinson, Ph.D. President and Chief Executive Officer

I, Louis J. Lavigne, Jr., certify that:

            1.   I have reviewed this quarterly report on Form 10-Q of Genentech, Inc.;

            2.   Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

            3.   Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

            4.   The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

       a)   designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

       b)   evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

       c)   presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

            5.   The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

       a)   all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

       b)   any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

            6.   The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 1, 2002	By:	/s/LOUIS J. LAVIGNE, JR.

Louis J. Lavigne, Jr. Executive Vice President and Chief Financial Officer