Form 10-K
period 2002-12-31
GENENTECH INC
filed 2003-02-14
CIK 318771

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549
 FORM 10-K

(Mark One)
[x]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2002
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

            Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [x]  No [ ]

            Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of Act).   Yes [x]  No [ ]

            Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

            The approximate aggregate market value of voting stock held by non-affiliates of the registrant is $7,566,161,679 as of January 31, 2003(A)

            Number of shares of Common Stock outstanding as of January 31, 2003:  512,577,987

Documents incorporated by reference:

Definitive Proxy Statement with respect to the 2003 Annual Meeting of Stockholders to be filed by Genentech, Inc. with the Securities and Exchange Commission (hereinafter referred to as "Proxy Statement")

Part III

___________
(A)	Excludes 306,639,999 shares of Common Stock held by directors and executive officers of Genentech and Roche Holdings, Inc.

GENENTECH, INC.

2002 Form 10-K Annual Report

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

            We own or have rights to various copyrights, trademarks and trade names used in our business including the following: Actimmune® interferon gamma-1b; Activase® (alteplase, recombinant) tissue-plasminogen activator; Avastin™ (bevacizumab) anti-VEGF antibody; Cathflo® Activase® (alteplase for catheter clearance); Herceptin® (trastuzumab) anti-HER2 antibody; Nutropin® (somatropin (rDNA origin) for injection) growth hormone; Nutropin AQ® and Nutropin AQ Pen™ (somatropin (rDNA origin) for injection) liquid formulation growth hormone; Nutropin Depot® (somatropin (rDNA origin) for injectable suspension) encapsulated sustained-release growth hormone; Protropin® (somatrem for injection) growth hormone; Pulmozyme® (dornase alfa, recombinant) inhalation solution; TNKase™ (tenecteplase) single-bolus thrombolytic agent; and Raptiva™ (efalizumab, formerly Xanelim™) anti-CD11a antibody. Rituxan® (rituximab) anti-CD20 antibody is a registered trademark of IDEC Pharmaceuticals Corporation; Tarceva™ (erlotinib) is a trademark of OSI Pharmaceuticals, Inc.; and Xolair™ (omalizumab) anti-IgE antibody is a trademark of Novartis AG. This report also includes other trademarks, service marks and trade names of other companies.

i

PART I

Item 1.	BUSINESS

Overview

            Genentech is a leading biotechnology company using human genetic information to discover, develop, manufacture and commercialize biotherapeutics for significant unmet medical needs. Fifteen of the approved products of biotechnology originated from or are based on our science. We manufacture and commercialize 10 biotechnology products directly in the United States. These products are listed below in the "Marketed Products" section. We also license several additional products to other companies. See the "Licensed Products" section below for further information.

Redemption of Our Special Common Stock

            On June 30, 1999, we redeemed all of our outstanding Special Common Stock held by stockholders other than Roche Holdings, Inc. (or Roche) at a price of $20.63 per share in cash with funds deposited by Roche for that purpose. We refer to this event as the "Redemption." As a result, on that date, Roche's percentage ownership of our outstanding Common Stock increased from 65% to 100%. Consequently, under accounting principles generally accepted in the United States, we were required to use push-down accounting to reflect in our financial statements the amounts paid for our stock in excess of our net book value. Push-down accounting required us to record $1,685.7 million of goodwill and $1,499.0 million of other intangible assets onto our balance sheet on June 30, 1999. For more information about push-down accounting, you should read "Redemption of Our Special Common Stock" note in the Notes to Consolidated Financial Statements of Part II, Item 8 of this Form 10-K. Roche subsequently completed public offerings of our Common Stock as described below.

Public Offerings

            On July 23, 1999, October 26, 1999, and March 29, 2000, Roche completed public offerings of our Common Stock. We did not receive any of the net proceeds from these offerings. On January 19, 2000, Roche completed an offering of zero-coupon notes that are exchangeable for an aggregate of approximately 13.0 million shares of our Common Stock held by Roche. Roche's percentage ownership of our outstanding Common Stock was 59.8% at December 31, 2002.

            As a result of the Redemption and subsequent public offerings, we amended our certificate of incorporation and bylaws, amended our licensing and marketing agreement with F. Hoffmann-La Roche Ltd (or Hoffmann-La Roche), an affiliate of Roche, and entered into or amended certain agreements with Roche, which are discussed in "Relationship With Roche" of Part II, Item 7 of this Form 10-K.

Marketed Products

            We manufacture and commercialize 10 biotechnology products listed below and license several additional products to other companies.

  Herceptin antibody for the treatment of certain patients with metastatic breast cancer whose tumors overexpress the Human Epidermal growth factor Receptor type 2 (or HER2) protein;

  Rituxan antibody which we market together with IDEC Pharmaceuticals Corporation (or IDEC) for the treatment of patients with relapsed or refractory low-grade or follicular, CD20-positive B-cell non-Hodgkin's lymphoma including retreatment, times 8 dosing and bulky disease;

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

            We receive royalties on sales of MabThera® (rituximab), Pulmozyme and Herceptin outside of the United States, on sales of human growth hormone products, Rituxan, Herceptin, Pulmozyme, Activase and TNKase in Canada and on sales of Pulmozyme and Herceptin in Japan from Hoffmann-La Roche. We receive royalties from other companies on sales of growth hormone products within the United States and outside of the United States, on sales of t-PA outside of the United States and Canada, and on sales of tenecteplase outside of the United States, Canada and Japan. We also receive worldwide royalties on additional licensed products that are marketed by other companies, see "Licensed Products" below for further information. A number of these products originated from our technology.

Herceptin:  Herceptin is approved in the United States for use as a first-line therapy in combination with Taxol® (paclitaxel), a product made by Bristol-Myers Squibb Company (or Bristol-Myers) and others and as a single agent in second- and third-line therapy in patients with metastatic breast cancer who have tumors that overexpress the HER2 protein.

            Herceptin is the first humanized monoclonal antibody for the treatment of HER2 overexpressing metastatic breast cancer. We have granted Hoffmann-La Roche exclusive marketing rights to Herceptin outside of the United States. Hoffmann-La Roche markets Herceptin for the treatment of HER2-positive metastatic breast cancer in Europe and Japan. We receive royalties from Hoffmann-La Roche for these European and Japanese Herceptin product sales.

Rituxan:  Rituxan, or rituximab, is approved in the United States for the treatment of relapsed or refractory low-grade or follicular, CD20-positive B-cell non-Hodgkin's lymphoma, a cancer of the immune system, including retreatment, times 8 dosing and bulky disease. We co-developed Rituxan with IDEC from whom we license Rituxan. Rituxan was the first monoclonal antibody approved in the United States to treat cancer. We jointly promote Rituxan with IDEC in the United States. Under an agreement with us, Hoffmann-La Roche markets Rituxan in Canada and is responsible for marketing rituximab under the trademark MabThera in the rest of the world, excluding Japan. Hoffmann-La Roche pays us royalties and cost plus a mark-up on the supply of rituximab. We receive net sales of MabThera from Zenyaku Kogyo Co., Ltd., a pharmaceutical company that markets MabThera in Japan in conjunction with Hoffmann-La Roche and its Japanese subsidiary, Chugai, through a separate marketing arrangement with Zenyaku.

Activase, TNKase and Cathflo Activase:  Tissue plasminogen activator (or t-PA) is an enzyme that is produced naturally by the body to dissolve blood clots. However, when a blood clot obstructs blood flow in the coronary artery and causes a heart attack, the body is unable to produce enough t-PA to dissolve the clot rapidly enough to prevent damage to the heart. Activase, a recombinant form of t-PA, is approved for marketing in the United States for the treatment of acute myocardial infarction (heart attack), for use in the treatment of acute pulmonary embolism (blood clots in the lungs) and for the treatment of acute ischemic stroke or brain attack (blood clots in the brain) within three hours of symptom onset. TNKase, single-bolus thrombolytic agent, is approved for the treatment for acute myocardial infarction. Cathflo Activase, approved for the restoration of function to central venous access devices that have become occluded due to a blood clot, received approval from the U.S. Food and Drug Administration (or FDA) and was launched in September 2001.

            In exchange for royalty payments, we have licensed marketing rights to a recombinant t-PA in Japan to Kyowa Hakko Kogyo Co., Ltd. (or Kyowa) and Mitsubishi Pharmaceutical (or Mitsubishi). Kyowa is marketing a form of a recombinant t-PA under the trademark Activacin® and Mitsubishi is marketing a form of recombinant t-PA under the trademark GRTPA®. In a number of countries outside of the United States, Canada and Japan, we have licensed t-PA marketing and manufacturing rights to Boehringer Ingelheim, GmbH. We have also licensed certain rights to Boehringer Ingelheim regarding sales of TNKase. Boehringer Ingelheim, which markets a recombinant t-PA under the trademark Actilyse®, received regulatory approval from the European commission for sale of Metalyse® (tenecteplase) and also received marketing approval for Metalyse in Switzerland and Australia.

Nutropin Depot:  Nutropin Depot is a long-acting form of our recombinant human growth hormone using ProLease®, an injectable extended-release drug delivery system, which was developed by our partner Alkermes, Inc. This new formulation was designed to reduce the frequency of injections by encapsulating the drug in biodegradable microspheres.

Nutropin AQ:  Nutropin AQ is a liquid formulation of Nutropin (see below) aimed at providing improved convenience in administration. Nutropin AQ is the first and only liquid (aqueous) recombinant human growth hormone product available in the United States. Nutropin AQ was approved for the treatment of growth hormone inadequacy in children, growth hormone failure in children associated with chronic renal insufficiency up to the time of renal transplantation, and short stature associated with Turner syndrome. Nutropin AQ is also approved for the treatment of growth hormone deficiency in adults.

            In September 2002, we entered into an agreement with Beaufour Ipsen under which Beaufour Ipsen has the exclusive right to market Nutropin AQ and Nutropin AQ Pen Cartridge in Europe and the rest of the world, excluding North America and Japan. As part of a strategic alliance in December 1997 with Sumitomo Pharmaceuticals Co., Ltd. (or Sumitomo), we agreed to provide Sumitomo exclusive rights to develop, import and distribute Nutropin AQ and Nutropin Depot in Japan, and in October 2000, we reacquired the rights to Nutropin Depot in Japan.

Nutropin:  Nutropin is a human growth hormone similar to Protropin (see below); however, it does not have the additional N-terminal amino acid, methionine, found in the Protropin chemical structure. Nutropin is approved in the United States for the treatment of growth failure in children associated with chronic renal insufficiency up to the time of renal transplantation. Nutropin is approved for the treatment of growth hormone inadequacy in children and for the treatment of short stature associated with Turner syndrome. Nutropin is also approved for the treatment of growth hormone deficiency in adults.

Protropin:  Protropin is approved for marketing in the United States for the treatment of growth hormone inadequacy in children. We discontinued the manufacture of Protropin at the end of 2002 because physicians are typically initiating therapy with one of the Nutropin family products and the demand for Protropin has declined. We will continue to sell Protropin for the next 12 to 18 months until we deplete our current inventory of Protropin.

            In exchange for royalty payments, we licensed rights to manufacture and market recombinant growth hormone to Pharmacia Corporation, which manufactures and markets recombinant growth hormone under the trademarks Genotropin® (somatropin (rDNA) for injection) and Genotropin MiniQuick®.

Pulmozyme:  Pulmozyme is approved for marketing in the United States for the treatment of cystic fibrosis.

Actimmune:  Actimmune is approved in the United States for the treatment of chronic granulomatous disease. In return for a royalty on net sales, we have licensed certain U.S. manufacturing, marketing and development rights to interferon gamma, including Actimmune, to Connetics Corporation, which in turn sublicensed all of its rights to InterMune Pharmaceuticals, Inc. (or InterMune). As of January 1, 2002, we no longer manufacture, use or sell Actimmune. We receive royalty payments from Boehringer Ingelheim from the sale of interferon gamma in certain countries outside of the United States, such as Canada, Japan and the People's Republic of China.

Licensed Products

            In addition to the royalties mentioned above, we also receive royalties on the following products from the following companies:

Product	Trademark	Company
Human growth hormone	Humatrope	Eli Lilly and Company
Hepatitis B vaccine	Engerix-B	GlaxoSmithKline plc
Factor VIII	Kogenate/Helixate	Bayer Corporation
Bovine growth hormone	Posilac	Monsanto Company
Interferon gamma-1b	Actimmune (see above)	InterMune
Soluble TNF receptor	ENBREL	Immunex Corporation
Infliximab	Remicade	Celltech Pharmaceuticals plc
Abciximab	ReoPro	Centocor, Inc.
Interferon Beta-1b	Betaseron	Berlex Laboratories, Inc.
Interferon alfacon-1	Infergen	Immunex Corporation
Bosentan	Tracleer	Actelion Ltd.
Palivizumab	Synagis	MedImmune, Inc.

            On August 1, 2003, our royalties from Pharmacia will expire and on December 31, 2003, our royalties from Eli Lilly will expire. These expirations are not expected to have a significant impact on our financial position and results of operations.

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
Awaiting Regulatory Approval
Xolair (Anti-IgE antibody)

An anti-IgE monoclonal antibody designed to interfere early in the process leading to symptoms of allergic asthma and seasonal allergic rhinitis. In collaboration with Novartis Pharmaceuticals Corporation (or Novartis) and Tanox, Inc., Phase III clinical trials have been completed in patients with allergic asthma and in patients with seasonal allergic rhinitis. A complete response letter was received from the FDA and an amendment to the Biologic License Application (or BLA) seeking approval for moderate to severe allergic asthma in adults and adolescents was submitted in December 2002.

Raptiva (Anti-CD11a antibody)

An antibody designed to block certain immune cells as a potential treatment for psoriasis. The FDA previously requested that the additional Phase III study be completed before the filing of a BLA after results from a pharmacokinetic study suggested that Genentech-produced material showed a slightly higher serum concentration than XOMA Ltd.-produced material. An additional Phase III trial in moderate to severe plaque psoriasis has been completed and a BLA seeking approval for moderate to severe plaque psoriasis was submitted in December 2002. The product has been developed in collaboration with XOMA, and Serono S.A. has marketing rights outside of the U.S. and Japan.

Phase III
Rituxan antibody

A monoclonal antibody approved for the treatment of relapsed or refractory low-grade or follicular, CD20-positive B-cell non-Hodgkin's lymphoma, a cancer of the immune system, including retreatment, times 8 dosing and bulky disease. We are in Phase III clinical trials for the treatment of intermediate- and high-grade non-Hodgkin's lymphoma. This product is being developed in collaboration with Hoffmann-La Roche and IDEC.

Avastin (Anti-VEGF antibody)

An antibody developed to inhibit angiogenesis (the formation of new blood vessels) as a potential treatment for solid-tumor cancers. Phase III trials are ongoing to treat several types of solid tumors. A company-sponsored pivotal study is ongoing in metastatic colorectal cancer. There are additional ongoing Phase III trials conducted by cooperative groups in non-small cell lung cancer, first-line metastatic breast cancer and colorectal cancer. A company-sponsored Phase III trial in relapsed metastatic breast cancer patients did not meet its primary efficacy endpoint of progression-free survival. One of the secondary endpoints, overall response rate, did achieve statistical significance, but this did not translate into benefit in progression-free survival or twelve-month survival.

Herceptin antibody

An antibody that is an approved treatment for HER2-positive overexpressing metastatic breast cancer. In collaboration with Hoffmann-La Roche and cooperative groups, we are conducting Phase III trials for adjuvant treatment of early-stage breast cancer in patients who overexpress the HER2 protein.

Tarceva

In collaboration with OSI Pharmaceuticals (or OSI) and Hoffmann-La Roche, we are co-developing Tarceva, a small molecule tyrosine kinase inhibitor directed against epidermal growth factor (or EGFR) for the potential treatment of solid tumors. The collaboration has initiated four Phase III clinical trials and numerous additional trials as part of the clinical development program. Phase III trials are evaluating Tarceva for non-small cell lung cancer and pancreatic cancer.

Nutropin Depot

Nutropin Depot is a long-acting formulation of growth hormone developed in collaboration with Alkermes. The product is approved for the treatment of growth failure associated with pediatric growth hormone deficiency. A Phase III trial is being conducted for the treatment of adults with growth hormone deficiency.

Preparing for Phase III
Rituxan RA

A monoclonal antibody approved for the treatment of relapsed or refractory low-grade or follicular CD20-positive B-cell non-Hodgkin's lymphoma. Based upon a Phase II trial in the treatment of rheumatoid arthritis (or RA) and discussions with the FDA, we are planning for a global clinical development program, including potential registration Phase III trials and additional Phase II studies.

Avastin (Anti-VEGF antibody)

An antibody developed to inhibit angiogenesis (the formation of new blood vessels) as a potential treatment for solid-tumor cancers. A Phase II renal cell carcinoma study conducted by the National Cancer Institute (or NCI) stopped enrollment after reaching the primary endpoint (time to progression) at an interim analysis. A Phase III program in renal cell carcinoma is being planned.

RhuFab V2 AMD

A customized fragment of an anti-VEGF antibody for the potential treatment of age-related macular degeneration (or AMD). In this condition, excessive blood vessel growth behind the retina of the eye can lead to blindness. Based on Phase Ib/II results, and following discussions with the FDA, we are preparing for Phase III randomized trials.

Phase II
MLN-02 (formerly LDP-02)

A monoclonal antibody for the treatment of inflammatory bowel diseases. This product is licensed from and being developed in collaboration with Millennium Pharmaceuticals, Inc. (or Millennium). Millennium is conducting Phase II clinical trials. In 2002, Millennium announced a Phase II trial in patients with mild to moderate Crohn's Disease did not meet its primary endpoint. A Phase II trial in patients with ulcerative colitis is ongoing. In the event we receive positive Phase II results, we will have opt-in rights to develop and commercialize this product. We await the results of the Phase II ulcerative colitis trial.

Raptiva (Anti-CD11a antibody)

An antibody designed to block certain immune cells as a potential treatment for rheumatoid arthritis. We are conducting a Phase II study in patients with moderate to severe rheumatoid arthritis. The product is being developed in collaboration with XOMA and Serono S.A.

Preparing for Phase II
Rituxan ITP

A monoclonal antibody approved for the treatment of relapsed or refractory low-grade or follicular CD20-positive B-cell non-Hodgkin's lymphoma. We are currently planning additional studies in the treatment of idiopathic thrombocytopenic purpura (or ITP).

2C4

2C4 is a monoclonal antibody directed against the human epidermal growth factor receptor, type 2 (or HER2) as a potential treatment for cancer. 2C4 is designed to block the association of HER2 with other HER family members, thereby inhibiting intra-cellular signaling through the HER pathway. A Phase I trial was successfully completed and plans are underway to initiate Phase II trials in several tumor types.

Preparing for Phase I
Anti-Tissue Factor antibody

Anti-Tissue Factor (or ATF) a recombinant, humanized, F(ab')2 antibody fragment is derived from the murine anti-human tissue factor (or TF) antibody. ATF binds to the membrane proximal substrate interaction region of human tissue factor and is designed to block tissue factor function even in the presence of bound factor VIIa. As tissue factor is not normally expressed in the vascular space, the putative advantages of this target include anticoagulant action targeted to injured or diseased areas. We are currently conducting preclinical studies that could lead to potential human studies of acute coronary syndromes.

            In conjunction with our amended licensing and marketing agreement with Hoffmann-La Roche in July 1999, Hoffmann-La Roche was granted an option until at least 2015 for licenses to use and sell certain of our products in non-U.S. markets (the "Licensing Agreement"). See "Relationship With Roche" of Part II, Item 7 of this Form 10K, for further information.

            In general, with respect to our products, Hoffmann-La Roche pays us a royalty on aggregate sales outside of the United States. Hoffmann-La Roche has rights to, and pays us royalties for, Canadian sales of human growth hormone products, Rituxan, Herceptin, Pulmozyme, Activase and TNKase, for Japanese sales of Pulmozyme and Herceptin, and for sales of Pulmozyme, Herceptin and MabThera (rituximab) in other countries outside of the United States. We supply the products to Hoffmann-La Roche, and have agreed to supply the products for which Hoffmann-La Roche has exercised its option with respect to those products, for sales outside of the United States. In late September 2002, Hoffmann-La Roche received approval from the European Committee for Proprietary Medicinal Products to manufacture Herceptin at its Penzberg, Germany facility. Starting in 2003, the Penzberg facility will become the primary site for the manufacture of Herceptin to supply the ex-U.S. territories. This will affect our ex-U.S. sales to Hoffmann-La Roche starting in the first quarter of 2003. During 2003, we expect our sales of Herceptin to Hoffmann-La Roche to decline. However, we will continue to receive royalties from their ex-U.S. Herceptin sales.

            In August 2002, we entered into an agreement with Serono S.A. to market Raptiva internationally outside the United States, Japan, and certain other Asian countries. In February 2003, we amended the agreement with Serono to expand Serono's marketing rights to include certain Asian countries other than Japan. Development and marketing rights in the United States remain with us and our U.S. partner XOMA (US) LLC and we retain exclusive marketing rights in Japan. Under the agreement, we and Serono may collaborate on co-developing additional indications of Raptiva and will share certain global development costs. In addition, we have a supply agreement with Serono, under which we have a loss exposure up to a maximum of $10.0 million.

            In the second quarter of 2002, we entered into a manufacturing agreement with Immunex Corporation, a wholly-owned subsidiary of Amgen, to provide Immunex with additional manufacturing capacity for ENBREL® (etanercept) at Genentech's manufacturing facility in South San Francisco, California. As part of the agreement, we are responsible for facility modifications needed to manufacture ENBREL, including the internal labor costs and development production runs. The cost of equipment and outside service costs are reimbursable by Immunex. However, if certain milestones are not met, we are required to reimburse Immunex for up to 45% of the total equipment and outside service costs. Costs associated with development runs are reflected in R&D expense as incurred. Milestones will be paid to us upon the achievement of certain events. If the FDA approves the manufacturing of the product at Genentech, shipment of the product to Immunex would be recorded as product sales based on an agreed upon price with the associated costs reflected in cost of sales.

            We entered into a research collaboration agreement with CuraGen Corporation in November 1997, as amended and restated in March 2000, and agreed to provide a convertible equity loan to CuraGen of up to $21.0 million. In October 1999, CuraGen exercised its right to borrow $16.0 million. Simultaneously, with this draw down, CuraGen repaid the loan by issuing common shares of CuraGen stock valued at $16.0 million. Our remaining commitment to CuraGen on the convertible equity loan is $5.0 million. At December 31, 2002, there were no outstanding loans to CuraGen.

            In December 1997, we entered into a research collaboration agreement with Millennium to develop and commercialize Millennium's MLN-02 (formerly LDP-02). Under the terms of the agreement, we have agreed to provide a convertible equity loan for approximately $15.0 million to fund Phase II development costs. Upon successful completion of Phase II, if Millennium agrees to fund 25% of Phase III development costs, we have agreed to provide a second loan to Millennium for such funding. As of December 31, 2002, there were no outstanding loans to Millennium.

            In April 1996, we entered into a research collaboration agreement with XOMA to develop and commercialize Raptiva. In connection with our collaboration with XOMA, we have agreed to provide a convertible equity loan to XOMA of up to $80.0 million (outstanding at any one time) to fund XOMA's share of development costs for Raptiva through FDA approval, and a cash loan of up to $15.0 million to fund XOMA's share of U.S. marketing and sales costs prior to the date of regulatory approval of Raptiva. As of December 31, 2002, XOMA had an aggregate outstanding loan balance of approximately $60.0 million, of which we have reserved $20.7 million. There is no revenue impact on our statements of operations as it relates to the funding of the loan. However, provisions are recorded when we determine that recoverability of the loan has been impaired.

Distribution

            We have a U.S.-based pharmaceutical marketing, sales and distribution organization. Our sales efforts are focused on specialist physicians in private practice or at major medical centers in the United States. In general, our products are sold largely to wholesalers, specialty distributors or directly to hospital pharmacies. We utilize common pharmaceutical company marketing techniques, including sales representatives calling on individual physicians and distributors, advertisements, professional symposia, direct mail, selling initiatives, public relations and other methods.

            Our products are also available at no charge to qualified patients under our uninsured patient programs in the United States. We have established the Genentech Endowment for Cystic Fibrosis to assist cystic fibrosis patients in the United States with obtaining Pulmozyme and the Genentech Access To Care Foundation for all other Genentech products.

            We provide certain customer service programs relating to our products. We maintained a comprehensive wastage replacement program for Activase and TNKase that, subject to specific conditions, provides customers the right to return Activase and TNKase to us for replacement related to patient-related product wastage. We also maintained expired product programs for all our products that, subject to certain specific conditions, provides customers the right to return products to us for replacement or credit for the price paid related to product expiration. We maintain the right to renew, modify or discontinue the above programs.

            As discussed in the "Segment, Significant Customer And Geographic Information" note in the Notes to Consolidated Financial Statements of Part II, Item 8 of this Form 10-K, we had three major customers who individually provided over 10% of our total revenues in at least two of the last three years. Also discussed in the note are material net foreign revenues by country in 2002, 2001 and 2000.

Raw Materials

            Raw materials and supplies required for the production of our principal products are generally available from various suppliers in quantities adequate to meet our needs.

Proprietary Technology - Patents and Trade Secrets

            We seek patents on inventions originating from our ongoing research and development (or R&D) activities. Patents, issued or applied for, cover inventions ranging from basic recombinant DNA techniques to processes relating to specific products and to the products themselves. We have either been granted patents or have patent applications pending that relate to a number of current and potential products including products licensed to others. We consider that in the aggregate our patent applications, patents and licenses under patents owned by third-parties are of material importance to our operations. Important legal issues remain to be resolved as to the extent and scope of available patent protection for biotechnology products and processes in the United States and other important markets outside of the United States. We expect that litigation will likely be necessary to determine the validity and scope of certain of our proprietary rights. We are currently involved in a number of patent lawsuits, as either a plaintiff or defendant, and administrative proceedings relating to the scope of protection of our patents and those of others. These lawsuits and proceedings may result in a significant commitment of our resources in the future and, depending on their outcome, may adversely affect the validity and scope of certain of our patent or other proprietary rights. We cannot assure you that the patents we obtain or the unpatented proprietary technology we hold will afford us significant commercial protection.

            In general, we have obtained licenses from various parties that we deem to be necessary or desirable for the manufacture, use or sale of our products. These licenses (both exclusive and non-exclusive) generally require us to pay royalties to the parties on product sales.

            Our trademarks, Activase, Herceptin, Nutropin Depot, Nutropin AQ, Nutropin, Protropin, Pulmozyme, Rituxan (licensed from IDEC), TNKase, Cathflo, Xolair (licensed from Novartis), Raptiva, Avastin, Nutropin AQ Pen and Tarceva (licensed from OSI) in the aggregate are considered to be of material importance. All are covered by registrations or pending applications for registration in the U.S. Patent and Trademark Office and in other countries.

            Our royalty income for patent licenses, know-how and other related rights amounted to $365.6 million in 2002, $264.5 million in 2001, and $207.2 million in 2000. Royalty expenses were $204.4 million in 2002, $150.4 million in 2001, and $100.3 million in 2000.

Competition

            We face competition, and believe significant long-term competition can be expected, from large pharmaceutical companies and pharmaceutical divisions of chemical companies as well as biotechnology companies. This competition can be expected to become more intense as commercial applications for biotechnology products increase. Some competitors, primarily large pharmaceutical companies, have greater clinical, regulatory and marketing resources and experience than we do. Many of these companies have commercial arrangements with other companies in the biotechnology industry to supplement their own research capabilities.

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

Rituxan:  Rituxan received designation as a U.S. Orphan Drug by the FDA in 1994 for the treatment of relapsed or refractory low-grade or follicular, CD20-positive B-cell non-Hodgkin's lymphoma. We are aware of other potentially competitive biologic therapies in development. Corixa Corporation filed a revised BLA in 2001 for Bexxar™ (tositumomab and iodine-131 tositumomab) and received a positive review by the FDA's Oncology Drugs Advisory Committee in December 2002. In February 2002, IDEC received approval from the FDA for Zevalin™ (indium-111 ibritumomab and yttrium-90 ibritumomab) for the treatment of relapsed or refractory low grade, follicular, or transformed B-cell non-Hodgkin's lymphoma. Zevalin is used in combination with Rituxan. Both Bexxar and Zevalin are radiolabeled molecules while Rituxan is not. We are also aware of other potentially competitive biologic therapies for non-Hodgkin's lymphoma in development.

Activase, TNKase and Cathflo Activase:  We continue to face competition in the thrombolytic market. Activase has lost market share due to increased competition and switching to TNKase. We could lose additional market share to Centocor Inc.'s Retavase® either alone or in combination with the use of another Centocor product, ReoPro® (abciximab) and to the use of mechanical reperfusion therapies to treat acute myocardial infarction; the resulting adverse effect on sales could be material. Retavase is approved for the treatment of acute myocardial infarction. In addition, the market for thrombolytic therapy has declined due to an increasing use of mechanical reperfusion in lieu of thrombolytic therapy for the treatment of acute myocardial infarction compounded by a declining number of ST segment-elevated myocardial infarction patients. In addition, we face potential increased competition in the catheter clearance market from the reintroduction of Abbott Laboratories' Abbokinase® (urokinase) in October 2002. Abbokinase is approved for pulmonary embolism.

Nutropin Depot, Nutropin AQ, Nutropin and Protropin:  Eli Lilly and Company received FDA approval in 1987 to market its growth hormone product for treatment of growth hormone inadequacy in children. Three other companies: Bio-Technology General Corporation (or BTG), Novo Nordisk A/S (or Novo) and Pharmacia-received FDA approval in 1995 to market their growth hormone products in the United States. Novo did not begin distribution in the United States market until the first quarter of 1997 when it launched Norditropin®, a lyophilized formulation. As a result of a patent infringement lawsuit brought by Genentech relating to the process used by BTG to make its growth hormone product, BTG is currently enjoined from selling its product in the U.S. The patent on which that injunction is based will expire in July 2003. Furthermore, BTG has stated publicly that it has developed a new process for making growth hormone product, which may enable BTG to begin selling that product in the U.S. in 2003. A fifth competitor, Serono, Inc., received FDA approval in October 1996 to market its growth hormone product. On June 21, 2000, Novo announced that the FDA approved Norditropin® SimpleXx™, a liquid form of its recombinant somatropin product, for the long-term treatment of children who have growth hormone failure due to inadequate secretion of endogenous growth hormone. In addition, four of our competitors have received approval to market their existing human growth hormone products in the United States for additional indications.

            Nutropin Depot is approved as the first long-acting dosage form of recombinant growth hormone for pediatric growth hormone deficiency. We are aware of other companies developing sustained release forms of growth hormone that may compete with Nutropin Depot.

            In late April 2002, the FDA approved Nutropin AQ Pen Cartridge, a new delivery system for Nutropin AQ. The Nutropin AQ Pen Cartridge was launched on July 10, 2002. Devices for delivery of growth hormone products are becoming an increasingly important component to gaining and maintaining market share. Other companies have developed devices for delivery of growth hormone products that may compete with this product.

Pulmozyme:  Pulmozyme is used for the treatment of cystic fibrosis. We are not aware of any directly competing products in development.

Government Regulation

            Regulation by governmental authorities in the United States and other countries is a significant factor in the manufacture and marketing of our products and in ongoing research and product development activities. All of our products require regulatory approval by governmental agencies prior to commercialization. In particular, our products are subject to rigorous preclinical and clinical testing and other premarket approval requirements by the FDA and regulatory authorities in other countries. Various statutes and regulations also govern or influence the manufacturing, safety, labeling, storage, record keeping and marketing of such products. The lengthy process of seeking these approvals, and the subsequent compliance with applicable statutes and regulations, require the expenditure of substantial resources. Any failure by us to obtain or maintain, or any delay in obtaining or maintaining, regulatory approvals could materially adversely affect our business.

            The activities required before a pharmaceutical product may be marketed in the United States begin with preclinical testing. Preclinical tests include laboratory evaluation of product chemistry and animal studies to assess the potential safety and efficacy of the product and its formulations. The results of these studies must be submitted to the FDA as part of an Investigational New Drug Application (or IND), which must be reviewed by the FDA before proposed clinical testing can begin. Typically, clinical testing involves a three-phase process. In Phase I, clinical trials are conducted with a small number of subjects to determine the early safety profile and the pattern of drug distribution and metabolism. In Phase II, clinical trials are conducted with groups of patients afflicted with a specified disease in order to provide enough data to statistically evaluate the preliminary efficacy, optimal dosages and expanded evidence of safety. In Phase III, large scale, multicenter, comparative clinical trials are conducted with patients afflicted with a target disease in order to provide enough data to statistically evaluate the efficacy and safety of the product, as required by the FDA. The results of the preclinical and clinical testing of a chemical pharmaceutical product are then submitted to the FDA in the form of a New Drug Application (or NDA), or for a biological pharmaceutical product in the form of a BLA, for approval to commence commercial sales. In responding to a NDA or a BLA, the FDA may grant marketing approval, request additional information or deny the application if it determines that the application does not provide an adequate basis for approval. We can not assure you that any approval required by the FDA will be obtained on a timely basis, if at all.

            Among the conditions for a NDA or a BLA approval, is the requirement that the prospective manufacturer's quality control and manufacturing procedures conform on an ongoing basis with current Good Manufacturing Practices (or GMP). Before approval of a BLA, the FDA will perform a prelicensing inspection of the facility to determine its compliance with GMP and other rules and regulations. In complying with GMP, manufacturers must continue to expend time, money and effort in the area of production and quality control to ensure full compliance. After the establishment is licensed for the manufacture of any product, manufacturers are subject to periodic inspections by the FDA. Any determination by the FDA of manufacturing related deficiencies could materially adversely affect our business.

            The requirements that we must satisfy to obtain regulatory approval by governmental agencies in other countries prior to commercialization of our products in such countries can be as rigorous, costly and uncertain.

            We are also subject to various laws and regulations relating to safe working conditions, clinical, laboratory and manufacturing practices, the experimental use of animals and the use and disposal of hazardous or potentially hazardous substances, including radioactive compounds and infectious disease agents, used in connection with our research. The extent of governmental regulation that might result from any legislative or administrative action cannot be accurately predicted.

            The levels of revenues and profitability of biopharmaceutical companies may be affected by the continuing efforts of government and third-party payers to contain or reduce the costs of health care through various means. For example, in certain foreign markets, pricing or profitability of therapeutic and other pharmaceutical products is subject to governmental control. In the United States there have been, and we expect that there will continue to be, a number of federal and state proposals to implement similar governmental control. While we cannot predict whether any such legislative or regulatory proposals will be adopted, the adoption of such proposals could have a material adverse effect on our business, financial condition and profitability. In addition, in the United States and elsewhere, sales of therapeutic and other pharmaceutical products are dependent in part on the availability of reimbursement to the consumer from third-party payers, such as government and private insurance plans. Government and private third-party payers are increasingly challenging the prices charged for medical products and services, through class action litigation and otherwise. We cannot assure you that any of our products will be considered cost effective and that reimbursement to the consumer will be available or will be sufficient to allow us to sell our products on a competitive and profitable basis.

Research and Development

            A major portion of our operating expenses to date are related to the R&D of products incurred either by us alone or under contracts with our collaborative partners. R&D expenses were $623.5 million in 2002, $526.2 million in 2001, and $489.9 million in 2000. Our R&D efforts have been the primary source of our products. We intend to maintain our strong commitment to R&D as an essential component of our product development effort. Licensed technology developed by outside parties is an additional source of potential products.

Human Resources

            As of December 31, 2002, we had 5,252 employees.

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

Available Information

            We file electronically with the Securities and Exchange Commission (or SEC) our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. The public may read or copy any materials we file with the SEC at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is http://www.sec.gov.

            You may obtain a free copy of our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and amendments to those reports on the day of filing with the SEC on our website on the World Wide Web at http://www.gene.com, by contacting the Investor Relations Department at our corporate offices by calling (650) 225-1599 or by sending an e-mail message to investor.relations@gene.com. You can direct requests for literature to our literature request line at (800) 488-6519 or on our website.
Item 2.	PROPERTIES

            Our primary facilities are located in a research and industrial park in South San Francisco, California in both leased and owned properties. We currently occupy 31 buildings for our research and development, manufacturing, marketing and administrative activities. Of the buildings, 18 are owned and 13 are leased. Of the 13 buildings that are leased, 5 buildings are leased pursuant to synthetic off-balance sheet operating lease arrangements. See the "Leases, Commitments and Contingencies" note in the Notes to Consolidated Financial Statements of Part II, Item 8 of this Form 10-K for a discussion of our synthetic lease arrangements. We have made and continue to make improvements to these properties to accommodate our growth. Our buildings include a manufacturing facility of approximately 300,000 square feet in Vacaville, California, a cell culture manufacturing facility of approximately 50,000 square feet and a warehouse of approximately 18,000 square feet under construction in Porrino, Spain. The Spain facility will supplement our existing bulk cell culture production capacity. We also have leases for certain additional office facilities in several locations in the United States.

            We believe our facilities are in good operating condition and that the real property owned or leased are adequate for all present and near term uses. Additional manufacturing capacity may be added to the South San Francisco or the Vacaville sites depending on the success of potential products in clinical trials. We believe any additional facilities can be obtained or constructed with our capital resources.

Item 3.	LEGAL PROCEEDINGS

            We are a party to various legal proceedings, including patent infringement litigation relating to our antibody products, and licensing and contract disputes, and other matters.

            We and the City of Hope Medical Center are parties to a 1976 agreement relating to work conducted by two City of Hope employees, Arthur Riggs and Keiichi Itakura, and patents that resulted from that work, which are referred to as the "Riggs/Itakura Patents." Since that time, Genentech has entered into license agreements with various companies to make, use and sell the products covered by the Riggs/Itakura Patents. On August 13, 1999, the City of Hope filed a complaint against us in the Superior Court in Los Angeles County, California, alleging that we owe royalties to the City of Hope in connection with these license agreements, as well as product license agreements that involve the grant of licenses under the Riggs/Itakura Patents. The complaint stated claims for declaratory relief, breach of contract, breach of implied covenant of good faith and fair dealing, and breach of fiduciary duty. On December 15, 1999, we filed our answer to the City of Hope's complaint. The first trial of this suit began on August 28, 2001, in which City of Hope was seeking compensatory damages in the amount of approximately $445 million (including interest) and special damages. On October 24, 2001, the jury hearing the lawsuit announced that it was unable to reach a verdict and on that basis the Court declared a mistrial. City of Hope requested a retrial, and the retrial began on March 20, 2002. On June 10, 2002, the jury voted to award the City of Hope approximately $300 million in compensatory damages. On June 24, 2002, the jury voted to award the City of Hope an additional $200 million in punitive damages. Such amounts were accrued as an expense in the second quarter of 2002 and were included in other long-term liabilities in the consolidated balance sheet at December 31, 2002. On August 22, 2002, the Superior Court denied Genentech's motion for judgment notwithstanding the verdict and motion for a new trial. Accordingly, on September 13, 2002, Genentech filed a notice of appeal of the verdict and damages awards with the California Court of Appeal. The appeal process is ongoing. The amount of cash, if any, to be paid in connection with the City of Hope matter will depend on the outcome of the appeal.

            On June 7, 2000, Chiron Corporation filed a patent infringement suit against us in the U.S. District Court in the Eastern District of California (Sacramento), alleging that the manufacture, use, sale and offer for sale of our Herceptin antibody product infringes Chiron's U.S. Patent No. 6,054,561. This patent was granted on April 25, 2000, and will expire on June 28, 2005, and it relates to certain antibodies that bind to breast cancer cells and/or other cells. Chiron is seeking compensatory damages for the alleged infringement, additional special damages (e.g., for willful infringement), and attorneys' fees and costs. We filed our answer to Chiron's complaint, and in our answer we also stated counterclaims against Chiron. On April 22, 2002, the Court issued its decision ("Markman Order") construing certain aspects of the patent claims that are in dispute. On June 25, 2002, the Court issued several decisions regarding summary judgment motions that previously had been filed by Chiron and us. In those decisions, the Court ruled as a matter of law that Herceptin infringes claims 1 to 25 of Chiron's patent, and also ruled as a matter of law in favor of Chiron on some but not all of Genentech's defenses and counterclaims regarding the alleged invalidity and/or unenforceability of the patent. The trial of this suit began on August 6, 2002, with jury selection and opening statements. Following the first phase of the trial, which related to Genentech's remaining defenses and counterclaims regarding the alleged invalidity of the patent, the jury unanimously found that claims 1 to 25 of Chiron's patent were invalid, and on that basis the Court entered judgment in favor of Genentech. On September 23, 2002, Chiron filed a motion for judgment as a matter of law or for a new trial, and on October 14, 2002, Chiron filed a motion for relief from judgment, in each case seeking to overturn or set aside the jury verdict. On October 23, 2002, the Court denied the first of the motions in its entirety. On November 4, 2002, the Court denied the second motion in its entirety. On November 20, 2002, Chiron filed a notice of appeal with the U.S. Court of Appeals for the Federal Circuit. On December 4, 2002, Genentech filed a notice of cross-appeal with the U.S. Court of Appeals for the Federal Circuit. The appeal process is ongoing.

            On August 12, 2002, the U.S. Patent and Trademark Office (or Patent Office) declared an interference between the Chiron patent involved in the above mentioned lawsuit (U.S. Patent No. 6,054,561) and a patent application exclusively licensed by Genentech from a university relating to anti-HER2 antibodies. An interference proceeding is declared to decide who first made a particular invention where two or more parties claim the same invention, whether the parties' claims are patentable, and consequently who is or is not entitled to a patent on the invention. In declaring this interference, the Patent Office has determined that there is a substantial question as to whether the inventors of the Chiron patent were first to invent and are entitled to this patent. If the Patent Office were to decide that the inventors of the university's patent application were first to invent and that their claims are patentable, a new patent would be issued to the university and the Chiron patent would be revoked. On October 24, 2002, the Patent Office redeclared the interference to include, in addition to the above-referenced Chiron patent and university patent application, a number of patents and patent applications owned by either Chiron or Genentech, including Chiron's U.S. Patent No. 4,753,894 that is also at issue in the separate patent infringement lawsuit described below. On November 27, 2002, the parties filed their respective lists of preliminary motions and prior art to be relied on in the interference. The Patent Office has scheduled a tentative date for a hearing on the preliminary motions for October 15, 2003.

            On March 13, 2001, Chiron filed another patent infringement lawsuit against us in the U.S. District Court in the Eastern District of California, alleging that the manufacture, use, sale and/or offer for sale of our Herceptin antibody product infringes Chiron's U.S. Patent No. 4,753,894. Chiron is seeking compensatory damages for the alleged infringement, additional special damages, and attorneys' fees and costs. Genentech filed a motion to dismiss this second lawsuit, which was denied. On November 1, 2002, the parties filed a proposed stipulation to stay all proceedings in this lawsuit until (1) the interference involving U.S. Patent No. 4,753,894 is resolved or (2) two years from entry of the proposed stipulation, whichever is sooner. On or about November 13, 2002, the Court entered the stipulation, staying the proceedings as requested by the parties. This lawsuit is separate from and in addition to the Chiron suit mentioned above.

            On July 24, 2002, Green Equity, LLC filed a shareholder derivative lawsuit in the San Francisco Superior Court against Genentech as nominal defendant and against several members of our Board of Directors (the "individual defendants"). The lawsuit is based upon the claims made by the City of Hope in the contract dispute referred to above. The complaint alleges that the individual defendants breached the fiduciary duty they owe to Genentech by causing us to withhold royalty payments allegedly due to the City of Hope and to conceal third-party licenses that allegedly should have been disclosed to the City of Hope. The plaintiff seeks unspecified damages, costs, and attorneys' fees. The defendants have removed the case to federal court and the case is now pending in the U.S. District Court in the Northern District of California (San Francisco). Defendants filed motions to dismiss the lawsuit, and a hearing on the motions is scheduled for February 26, 2003. No answer to the complaint has yet been filed.

            We and Tanox Biosystems, Inc. (or Tanox) are parties to a July 1996 Settlement and Cross-Licensing Agreement relating to the development and manufacture of certain antibody products directed towards immunoglobin E, including Xolair and Hu-901. On February 20, 2002, Tanox filed an amended demand in an ongoing arbitration proceeding between Genentech and Tanox that is being conducted by the American Arbitration Association in San Francisco. In its amended demand, Tanox has claimed breach of the July 1996 Agreement, conversion, tortious interference, unjust enrichment, and unfair competition by Genentech, and requests injunctive relief as well as monetary damages "many times in excess of $100,000,000." On March 14, 2002, Genentech denied all of Tanox's claims, and counterclaimed for breach of contract, theft of trade secrets, misappropriation, breach of confidence, interference with contract, and interference with economic expectancies by Tanox. Genentech requested injunctive relief and monetary damages. On October 16, 2002, Tanox announced that in a dispute between it and Novartis, an arbitration panel ruled that Tanox is not entitled to develop independently the Hu-901 antibody product. The Novartis/Tanox panel also ruled that Tanox is entitled to receive certain know-how from Novartis. Tanox contends in its dispute against Genentech that it is entitled to similar information from Genentech. The effect of the October 16 ruling from the Novartis/Tanox arbitration, if any, on Tanox's claims against Genentech cannot be determined since it has not yet been resolved by the arbitrators in the Tanox/Genentech proceedings. The arbitration hearing began on January 13, 2003 and is ongoing.

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

            On May 28, 1999, GlaxoSmithKline plc (or Glaxo) filed a patent infringement lawsuit against us in the U.S. District Court in Delaware. The suit asserted that we infringe four U.S. patents owned by Glaxo. Two of the patents relate to the use of specific kinds of antibodies for the treatment of human disease, including cancer. The other two patents asserted against us relate to preparations of specific kinds of antibodies which are made more stable and the methods by which such preparations are made. After a trial, the jury hearing the lawsuit unanimously found that our Herceptin and Rituxan antibody products do not infringe the patents and therefore that Genentech is not required to pay royalties to Glaxo. The jury also unanimously found that all of the patent claims that Glaxo asserted against Genentech were invalid. Glaxo filed an appeal of the jury's verdict with the U.S. Court of Appeals for the Federal Circuit ("CAFC Appeal"). The oral argument of the appeal took place on February 6, 2002. Genentech's claim against Glaxo for inequitable conduct and other related issues remained pending before the District Court.

            On September 14, 2000, Glaxo filed another patent infringement lawsuit against us in the U.S. District Court in Delaware, alleging that we are infringing U.S. Patent No. 5,633,162 owned by Glaxo. The patent relates to specific methods for culturing Chinese Hamster Ovary cells. The complaint failed to specify which of our products or methods of manufacture allegedly infringed that patent. However, the complaint made a general reference to Genentech's making, using and selling "monoclonal antibodies," and so we believed that the suit related to our Herceptin and Rituxan antibody products. We filed our answer to Glaxo's complaint, and in our answer we also stated counterclaims against Glaxo. This lawsuit was separate from and in addition to the Glaxo suit mentioned above.

            In September 2002, we and Glaxo agreed to a settlement of both of the above-referenced lawsuits, pursuant to which we and Glaxo dismissed with prejudice all the claims and/or counterclaims made by each of us in the lawsuits and dismissed with prejudice the CAFC Appeal. The settlement resolved and ended all the patent infringement claims that Glaxo made against Genentech in the above-referenced lawsuits.

            On March 13, 2001, Genentech filed a complaint in the United States District Court in Delaware against Genzyme Corporation seeking a declaratory judgment that Genentech does not infringe Genzyme's U.S. Patent No. 5,344,773 and that Genentech has not breached a 1992 Patent License and Interference Settlement Agreement between Genentech and Genzyme relating to that patent. Genentech was seeking a declaration that Genzyme's patent is not infringed by any Genentech product, that the patent is invalid, that Genzyme be enjoined from further legal action against Genentech regarding the patent, and that Genentech has not breached the 1992 Agreement.

            On or about April 6, 2001, Genzyme filed a complaint in the same court against Genentech alleging that our TNKase product infringes the Genzyme patent and that Genentech is in breach of the 1992 Agreement referred to above. Genzyme's complaint also alleged willful infringement and reckless breach of contract by Genentech. Genzyme was seeking to enjoin Genentech from infringing the patent, and also was seeking compensatory damages for the alleged infringement and breach of contract, additional special damages, and attorneys' fees and costs. In pre-trial proceedings, Genzyme indicated its intention to present evidence in the trial that the compensatory damages for the alleged infringement and breach of contract should equal $41.9 million. Genentech disputed that any damages were owed and also disputed the amount of compensatory damages for which Genzyme indicated an intention to present evidence in the trial.

            In November 2002, we and Genzyme agreed to a settlement of both of the above-referenced lawsuits, pursuant to which we and Genzyme dismissed with prejudice all the claims and/or counterclaims made by each of us in the lawsuits.

            In 2002, we recognized $543.9 million of litigation-related special charges. These special charges were comprised of the City of Hope Medical Center (or City of Hope) litigation judgment in the second quarter of 2002, including accrued interest and costs related to obtaining a surety bond, and certain other litigation-related matters. In conjunction with the City of Hope judgment, we arranged to post a $600.0 million surety bond and as part of this arrangement, we were required to pledge $630.0 million in cash and investments to secure the bond. The $630.0 million cash and investments were classified as restricted cash on our consolidated balance sheet at December 31, 2002. In addition, we accrued $9.1 million of royalty expenses related to the City of Hope judgment, which was reflected in marketing, general and administrative expenses. We expect that we will continue to incur interest charges on the judgment and service fees on the surety bond each quarter through the process of appealing the City of Hope trial results. These special charges represent our estimate of the costs for the current resolution of these matters and are included in other long-term liabilities in the consolidated balance sheet at December 31, 2002. We developed this estimate in consultation with outside counsel handling our defense in these matters and is based upon the facts and circumstances of these matters known to us at that time. The amount of our liability for certain of these matters could exceed or be less than the amount of our current estimate, depending on the outcome of these matters.

The amount of cash, if any, paid in connection with the City of Hope matter will depend on the outcome of the appeal. See the "Leases, Commitments and Contingencies" note in the Notes to Consolidated Financial Statements of Part II, Item 8 of this Form 10-K for further information regarding our litigations.
Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            Not applicable.

EXECUTIVE OFFICERS OF THE COMPANY

            The executive officers of the Company and their respective ages (ages as of December 31, 2002) and positions with the Company are as follows:

Name	Age	Position
Arthur D. Levinson, Ph.D.*	52	Chairman, President and Chief Executive Officer
Susan D. Desmond-Hellmann, M.D.*	45	Executive Vice President-Development and Product Operations and Chief Medical Officer
Stephen G. Juelsgaard, J.D.*	54	Executive Vice President, General Counsel and Secretary
Louis J. Lavigne, Jr.*	54	Executive Vice President and Chief Financial Officer
Myrtle S. Potter*	44	Executive Vice President-Commercial Operations and Chief Operating Officer
David A. Ebersman	33	Senior Vice President-Product Operations
Robert L. Garnick, Ph.D.	53	Senior Vice President-Regulatory, Quality and Compliance
Richard H. Scheller, Ph.D.*	49	Senior Vice President-Research
John M. Whiting	47	Vice President, Controller and Chief Accounting Officer

*  Members of the Executive Committee of the Company.

            All officers are elected annually by the Board of Directors. There is no family relationship between or among any of the officers or directors.

Business Experience

            Arthur D. Levinson, Ph.D. was appointed Chairman of the Board of Directors in September 1999 and was elected President and Chief Executive Officer and a director of the Company in July 1995. Since joining the Company in 1980, Dr. Levinson has been a Senior Scientist, Staff Scientist and Director of the Company's Cell Genetics Department. Dr. Levinson was appointed Vice President of Research Technology in April 1989, Vice President of Research in May 1990 and Senior Vice President in January 1993. Dr. Levinson was formerly on the editorial boards of "Molecular Biology and Medicine" and "Molecular and Cellular Biology," and is active in the American Society of Microbiology, the New York Academy of Sciences, the American Association for the Advancement of Science, and the American Society for Biochemistry and Molecular Biology. From 1977 to 1980, Dr. Levinson was a Postdoctoral Fellow in the Department of Microbiology at the University of California, San Francisco. In 1977, Dr. Levinson received his Ph.D. in Biochemistry from Princeton University. Dr. Levinson also serves as a member of the Board of Directors of Apple Computer, Inc.

            Susan D. Desmond-Hellmann, M.D. was appointed Executive Vice President, Development and Product Operations in September 1999. She has served as Chief Medical Officer since December 1996. She previously served as Senior Vice President, Development from December 1997 until September 1999, among other positions, since joining Genentech in March 1995 as a Clinical Scientist. Prior to joining Genentech, she held the position of Associate Director at Bristol-Myers Squibb.

            Stephen G. Juelsgaard, J.D. was appointed Executive Vice President in September 2002, Vice President and General Counsel in July 1994 and Secretary in April 1997. He joined Genentech in July 1985 as Corporate Counsel and subsequently served as Senior Corporate Counsel from 1988 to 1990, Chief Corporate Counsel from 1990 to 1993, Vice President, Corporate Law from 1993 to 1994, Assistant Secretary from 1994 to 1997 and Senior Vice President from April 1998 to September 2002.

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

            David A. Ebersman was appointed Senior Vice President, Product Operations in May 2001. He joined Genentech in February 1994 as a Business Development Analyst and subsequently served as Manager, Business Development from February 1995 to February 1996, Director, Business Development from February 1996 to March 1998, Senior Director, Product Development from March 1998 to February 1999 and Vice President, Product Development from February 1999 to May 2001. Prior to joining Genentech, he held the position of Research Analyst at Oppenheimer & Company, Inc.

            Robert L. Garnick, Ph.D. was appointed Senior Vice President, Regulatory, Quality and Compliance in February 2001. Previously, he served as Vice President, Regulatory Affairs from February 1998 to February 2001, Vice President, Quality from April 1994 to February 1998, Senior Director, Quality Control from 1990 to 1994 and Director, Quality Control from 1988 to 1990. He joined Genentech in August 1984 from Armour Pharmaceutical, where he held various positions.

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

            John M. Whiting was appointed Vice President in January 2001 and Controller and Chief Accounting Officer in October 1997. He previously served as Director, Financial Planning and Analysis from January 1997 to October 1997 and as Director, Operations, Financial Planning and Analysis from December 1996 to January 1997. He also served in a variety of financial positions at Genentech from 1989 to 1996. Prior to joining Genentech, he served as Senior Audit Manager at Arthur Young.

PART II

Item 5.	MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

             See the footnotes labeled "Redemption of Our Special Common Stock," "Relationship With Roche" and "Capital Stock" in the Notes to Consolidated Financial Statements of Part II, Item 8 of this Form 10-K.

      Stock Trading Symbol:  DNA

      Stock Exchange Listing

            Our Common Stock trades on the New York Stock Exchange under the symbol "DNA." No dividends have been paid on the Common Stock. We currently intend to retain all future income for use in the operation of our business and, therefore, do not anticipate paying any cash dividends in the foreseeable future.

      Common Stockholders

            As of December 31, 2002, there were approximately 2,036 stockholders of record of our Common Stock, one of which is Cede & Co., a nominee for Depository Trust Company (or DTC). All of the shares of Common Stock held by brokerage firms, banks and other financial institutions as nominees for beneficial owners are deposited into participant accounts at DTC, and are therefore considered to be held of record by Cede & Co. as one stockholder.

      Stock Prices

	Common Stock

	2002		2001

	High	Low	High	Low

4th Quarter	$36.85	$29.50	$58.95	$39.50
3rd Quarter	37.49	25.10	58.10	37.99
2nd Quarter	52.44	30.02	58.19	40.00
1st Quarter	55.15	45.72	84.00	38.50

      Stock Repurchases

            See the "Capital Stock" note in the Notes to Consolidated Financial Statements of Part II, Item 8 of this Form 10-K for information on our stock repurchases.

Item 6.	SELECTED FINANCIAL DATA

            The following selected consolidated financial information has been derived from the audited consolidated financial statements. The information below is not necessarily indicative of results of future operations, and should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Form 10-K and the consolidated financial statements and related notes thereto included in Item 8 of this Form 10-K in order to fully understand factors that may affect the comparability of the information presented below.

SELECTED CONSOLIDATED FINANCIAL DATA
(in millions, except per share amounts)

	2002		2001		2000		1999					1998

							New Basis (June 30 to December 31)(5)		| | | |	Old Basis (January 1 to June 30)(5)

Total revenues	$2,719.3		$2,212.3		$1,736.4		$703.8		|	$697.2		$1,150.9
Product sales	2,163.6		1,742.9		1,278.3		535.7		|	503.4		717.8
Royalties	365.6		264.5		207.3		96.7		|	92.6		229.6
Contract and other	88.7		74.4		160.4		26.4		|	56.8		114.8
Interest income	101.4		130.5		90.4		45.0		|	44.4		88.7
									|
Net income (loss)	$63.8	(1)	$150.3	(2)	$(74.2)	(4)	$(1,245.1)	(6)	|	$87.6	(8)	$181.9
									|
Basic earnings (loss) per share:	$0.12		$0.29		$(0.14)		$(2.43)		|	$0.17		$0.36
Diluted earnings (loss) per share:	0.12		0.28		(0.14)		(2.43)		|	0.16		0.35
									|
Total assets	$6,777.3		$7,146.9		$6,728.4		$6,549.8		|	-		$2,855.4
Long-term debt	-	(3)	-	(3)	149.7		149.7		|	-		150.0
Stockholders' equity	5,338.9		5,919.8		5,674.2		5,269.8	(7)	|	-		2,343.8

___________
We have paid no dividends.

All per share amounts reflect two-for-one stock splits that were effected in 2000 and 1999.

(1)

Net income in 2002 includes $543.9 million of litigation-related special charges and $155.7 million of recurring charges related to the Redemption. The special charges were comprised of the City of Hope litigation judgment in the second quarter of 2002, including accrued interest and costs related to obtaining a surety bond, and certain other litigation-related matters. Net income in 2002 also reflects our adoption of Statement of Financial Accounting Standards (or FAS) 141 and 142 on January 1, 2002. As a result of our adoption, reported net income increased by approximately $157.6 million (or $0.30 per share) due to the cessation of goodwill amortization and the amortization of our trained and assembled workforce intangible asset.

(2)

Net income in 2001 includes $321.8 million of recurring charges related to the Redemption, and also reflects a $5.6 million charge (net of tax) as a cumulative effect of a change in accounting principle and changes in fair value of certain derivatives ($10.0 million gain) recorded in contract and other revenues as a result of our adoption of FAS 133 on January 1, 2001.

(3)	The $149.7 million of convertible subordinated debentures was reclassified to current liabilities in 2001 to reflect the March 27, 2002 maturity. We redeemed the debentures in cash at maturity.

(4)

Net loss in 2000 includes recurring charges of $375.3 million related to the Redemption, costs of $92.8 million related to the sale of inventory that was written up at the Redemption and a $57.8 million (net of tax) cumulative effect of a change in accounting principle as a result of our adoption of Securities and Exchange Commission's Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" on January 1, 2000.

(5)

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

(6)

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

(7)

Reflects the impact of the Redemption and related push-down accounting of $5,201.9 million of excess purchase price over net book value, net of charges and accumulated amortization of goodwill and other intangible assets at December 31, 1999.

(8)	Net income for the period from January 1, 1999 to June 30, 1999, Old Basis, includes charges of $50.0 million related to legal settlements.

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES AND THE USE OF ESTIMATES

            The preparation of our financial statements in conformity with accounting principles generally accepted in the United States requires management to make judgments, assumptions and estimates that affect the amounts reported in our financial statements and accompanying notes. Actual results could differ materially from those estimates. The following are critical accounting policies important to our financial condition and results of operations presented in the financial statements and require management to make judgments, assumptions and estimates that are inherently uncertain:

Operating Leases

            We lease various real properties under operating leases that generally require us to pay taxes, insurance, maintenance and minimum lease payments. Four of our operating leases are commonly referred to as "synthetic leases." A synthetic lease is a form of off-balance sheet financing under which an unrelated third-party funds 100% of the costs for the acquisition and/or construction of the property and leases the asset to a lessee (Genentech), and at least 3% of the third-party funds represent at-risk equity. As the lessee, our synthetic leases are treated as operating leases for accounting purposes and financing leases for tax purposes. We periodically review the fair values of the properties we lease in order to determine potential accounting ramifications. Adverse changes in the fair value of the properties we lease and changes in the equity participation of third-parties could affect the classification of these leases from operating to financing for accounting purposes. In addition, our adoption of the Financial Accounting Standards Board's Interpretation No. 46, "Consolidation of Variable Interest Entities," and the consolidation of our synthetic leases may have a material impact on our financial condition and results of operations. See the "Liquidity and Capital Resources" section below for a more complete discussion of our synthetic leases.

Legal Contingencies

            We are currently involved in certain legal proceedings as discussed in the "Leases, Commitments and Contingencies" note in the Notes to Consolidated Financial Statements of Part II, Item 8 of this Form 10-K. As of December 31, 2002, we have accrued our estimate of the costs for the current resolution of these matters. We developed these estimates in consultation with outside counsel handling our defense in these matters and it is based upon the facts and circumstances of these matters known to us at that time. The amount of our liability for certain of these matters could exceed or be less than the amount of our current estimates, depending on the outcome of these matters.

Revenue Recognition

  We recognize revenue from product sales when there is persuasive evidence that an arrangement exists, delivery has occurred, the price is fixed and determinable, and collectibility is reasonably assured. Allowances are established for estimated uncollectible amounts, product returns and discounts.

  We receive royalties from licensees, which are based on third-party sales of licensed products or technologies. Royalties are recorded as earned in accordance with the contract terms when third-party results can be reliably measured and collectibility is reasonably assured. Royalty estimates are made in advance of amounts collected using historical and forecasted trends.

  Contract revenue for research and development (or R&D) is recorded as earned based on the performance requirements of the contract. Non-refundable license fees for which no further performance obligations exist, and there is no continuing involvement by Genentech, are recognized on the earlier of when the payments are received or when collection is assured.

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

Research and Development Expenses

            Research and development (or R&D) expenses include related salaries and benefits, clinical trial and related clinical manufacturing costs, contract and other outside service fees, and facilities and overhead costs. R&D expenses consist of independent R&D costs and costs associated with collaborative R&D and in-licensing arrangements. In addition, we fund R&D at other companies and research institutions under agreements, which we can generally terminate at will. R&D expenses also include activities such as product registries and investigator sponsored trials. R&D costs, including some upfront fees and milestones paid to collaborative partners, are expensed as incurred. The timing of upfront fees and milestone payments in the future may cause variability in our future R&D expenses.

Income Taxes

            Income tax expense (benefit) is based on pretax financial accounting income (loss) under the liability method. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Significant estimates are required in determining our provisions (benefit) for income taxes. Various internal and external factors may have favorable or unfavorable effects on our future effective tax rate. These factors include, but are not limited to, changes in tax laws, regulations and/or rates, changing interpretations of existing tax laws or regulations, future levels of R&D spending, future levels of capital expenditures, and changes in overall levels of pretax earnings. We believe that our reserves for these uncertainties are adequate.

Inventories

            Our inventories are stated at the lower of cost or market. Cost is determined using a weighted-average approach, which approximates the first-in first-out method. If inventory costs exceeds expected market value due to obsolescence or unmarketability, reserves are recorded for the difference between the cost and the market value. These reserves are determined based on significant estimates.

            Inventories consist of currently marketed products and product candidates awaiting regulatory approval, which are capitalized based on management's judgment of probable near term commercialization. We would be required to expense previously capitalized costs related to pre-approval inventory upon a change in such judgment, due to, among other potential factors, a denial or delay of approval by the necessary regulatory bodies. At December 31, 2002, net capitalized inventories related to Xolair and Raptiva, which have not yet received regulatory approval, were $36.0 million.

Marketable Equity Securities and Other

            Marketable equity securities and other debt securities are carried at fair value with unrealized gains and losses included in accumulated other comprehensive income in stockholders' equity. If the fair value of a security has declined below its carrying value for each trading day for six consecutive months or if the decline is due to a significant adverse event, the impairment is considered to be other-than-temporary. An other-than-temporary decline in fair value of a debt or equity security of a biotechnology company is written down to its estimated fair value with a charge to marketing, general and administrative expenses. Other-than-temporary declines in fair value of all other short-term or long-term marketable securities are charged against interest income. Some of the factors we consider in determining whether a significant adverse event has occurred with an issuer include, among other things, unfavorable clinical trial results and the prospect for new products, a denial of a product approval by a regulatory body, the termination of a major collaborative partnership and the liquidity position and financing activities of the issuer. The determination of whether a decline in fair value is other-than-temporary requires significant judgment, and can have a material impact on our financial results.

Nonmarketable Equity Securities

            Nonmarketable equity securities are carried at cost. We periodically monitor the liquidity position and financing activities of the respective issuers to determine if impairment write-downs are necessary. In the event that impairment write-downs are taken and subsequently recovered upon the sale of a security or otherwise, our financial results will be favorably impacted.

RESULTS OF OPERATIONS
(dollars in millions, except per share amounts)

            This discussion of our Results of Operations contains forward-looking statements regarding royalties, sales of Rituxan, cost of sales, Research and Development (or R&D) expenses, Marketing, General and Administrative (or MG&A) expenses, collaboration profit sharing, timing of completion of phases for projects in product development and costs related to the completion of in-process projects. Actual results could differ materially For a discussion of the risks and uncertainties associated with the timing of completion of product development phases, costs related to the completion of in-process projects and R&D expenses, see "The Successful Development of Biotherapeutics is Highly Uncertain," "We May Be Unable to Obtain or Maintain Regulatory Approvals for Our Products," "Difficulties or Delays in Product Manufacturing Could Harm Our Business," "Protecting Our Proprietary Rights Is Difficult and Costly" and "We May Be Unable to Retain Skilled Personnel and Maintain Key Relationships" sections of "Forward-Looking Information and Cautionary Factors That May Affect Future Results" (or "Forward-Looking Information") below; for sales of Rituxan, costs of sales, MG&A and collaboration profit sharing expenses, see all of the foregoing and "We Face Growing and New Competition," "Other Competitive Factors Could Affect Our Product Sales," "The Outcome of, and Costs Relating to, Pending Litigation are Uncertain," "We May Incur Material Product Liability Costs" and "Insurance Coverage is Increasingly More Difficult to Obtain or Maintain" sections of Forward-Looking Information below and for royalties, see "Our Royalty and Contract Revenues Could Decline" section of Forward-Looking Information below.

				Annual Percent Change

Revenues	2002	2001	2000	02/01	01/00

Revenues	$2,719.3	$2,212.3	$1,736.4	23%	27%

      Total Revenues

            Total revenues for 2002 reached $2,719.3 million, a 23% increase from 2001 primarily due to higher product sales, royalties and contract and other revenues, partially offset by lower interest income. Total revenues for 2001 were $2,212.3 million, a 27% increase from 2000 primarily due to higher product sales, royalties and interest income, partially offset by lower contract and other revenues. These revenue changes are further discussed below.

				Annual Percent Change

Product Sales	2002	2001	2000	02/01	01/00

Rituxan	$1,162.9	$818.6	$444.1	42%	84%
Herceptin	385.2	346.7	275.9	11	26
Growth Hormone	297.2	250.2	226.6	19	10
Thrombolytics	180.2	197.1	206.2	(9)	(4)
Pulmozyme	138.1	123.0	121.8	12	1
Actimmune	-	7.3	3.7	(100)	97

Total product sales	$2,163.6	$1,742.9	$1,278.3	24%	36%
Percent of total revenues	80%	79%	74%

      Total Product Sales

            Total net product sales were $2,163.6 million in 2002, an increase of 24% from 2001 primarily as a result of higher sales of our bio-oncology products, Rituxan and Herceptin, and higher sales of our growth hormone and Pulmozyme products. Increased sales volume accounted for a 20% increase, or $343.3 million in 2002, and higher sales prices accounted for the remainder of the increase. Total net product sales were $1,742.9 million in 2001, an increase of 36% from 2000 primarily as a result of higher sales of Rituxan and Herceptin and of our growth hormone products. Increased sales volume accounted for a 33% increase, or $422.0 million in 2001, and higher sales prices accounted for the remainder of the increase. Product sales in connection with our licensing agreement with F. Hoffmann-La Roche (or Hoffmann-La Roche) were $117.3 million in 2002, $76.3 million in 2001, and $67.4 million in 2000. See "Relationship With Roche" below for further information about our licensing agreement with Hoffmann-La Roche.

      Rituxan

            Net sales of Rituxan were $1,162.9 million in 2002, a 42% increase from 2001, and $818.6 million in 2001, an 84% increase from 2000. The increase in 2002 was primarily due to increased use of the product for the treatment of B-cell non-Hodgkin's lymphoma. The increase was also due to a lesser extent, a price increase in March 2002. The increase in use of the product was for both approved and unapproved uses of the product. The increase in 2001 was primarily due to increased market penetration for the treatment of B-cell non-Hodgkin's lymphoma and chronic lymphocytic leukemia. In addition, sales of Rituxan increased in 2001 and in the last quarter of 2000 due to the announcement at the American Society of Hematology of the results of a study conducted by the Groupe d'Etude des Lymphomes de l'Adulte (or GELA) reporting on the benefits of using Rituxan, combined with standard chemotherapy, for treating aggressive non-Hodgkin's lymphoma. We expect these factors to continue to positively impact Rituxan sales in 2003, however, the rate of sales growth is expected to be more modest than that seen in 2002.

            We co-developed Rituxan with IDEC Pharmaceuticals Corporation (or IDEC) from which we license Rituxan. IDEC and Genentech jointly promote Rituxan in the United States. Hoffmann-La Roche markets rituximab under the tradename MabThera® in the European Union. Hoffmann-La Roche holds marketing rights for Rituxan in Canada and for MabThera outside of the U.S., excluding Japan, and has agreed to pay us royalties and cost plus a mark-up on the product we supply them. We receive net sales of MabThera from Zenyaku Kogyo Co., Ltd., a pharmaceutical company that markets MabThera in Japan in conjunction with Hoffmann-La Roche and its Japanese subsidiary, Chugai, through a separate marketing arrangement with Zenyaku.

      Herceptin

            Net sales of Herceptin were $385.2 million in 2002, an 11% increase from 2001, and $346.7 million in 2001, a 26% increase from 2000. The increase in 2002 was primarily due to an increase in first-line use in the metastatic breast cancer market and the extension of the average treatment duration. While there was a price increase on sales of Herceptin in the U.S. in March 2002, this increase was partially offset by a decrease in the price at which we sell the product to Hoffmann-La Roche. The net sales increase in 2001 was primarily due to increased penetration in the metastatic breast cancer market. In addition, the increase in 2001 included approximately $19.5 million related to a change in our distribution process for Herceptin. During the fourth quarter of 2001, we began shipping Herceptin to drug wholesaler distributors rather than direct shipment to customers. As is typical with this process, Herceptin was purchased by the wholesalers in order to stock sufficient inventory to assume product distribution. The initial stocking orders resulted in unusually higher sales in the fourth quarter of 2001 that may not be experienced in future periods.

            We have granted Hoffmann-La Roche exclusive marketing rights to Herceptin outside of the United States. Hoffmann-La Roche markets Herceptin for the treatment of HER2-positive metastatic breast cancer in Europe and Japan. We receive royalties from Hoffmann-La Roche for these European and Japanese Herceptin product sales.

            In late September 2002, Hoffmann-La Roche received approval from the European Committee for Proprietary Medicinal Products to manufacture Herceptin at its Penzberg, Germany facility. Starting in 2003, the Penzberg facility will become the primary site for the manufacture of Herceptin to supply the ex-U.S. territories. This will affect our ex-U.S. sales to Hoffmann-La Roche starting in the first quarter of 2003. During 2003, we expect our sales of Herceptin to Hoffmann-La Roche to decline. However, we will continue to receive royalties from their ex-U.S. Herceptin sales. In 2002, ex-U.S. sales of Herceptin to Hoffmann-La Roche were $40.3 million.

      Growth Hormone

            Net sales of our four growth hormone products, Nutropin Depot, Nutropin AQ, Nutropin and Protropin, were $297.2 million in 2002, an increase of 19% from 2001. Net sales were $250.2 million in 2001, an increase of 10% from 2000. The increase in 2002 was primarily due to our focus on new patient starts, dose optimization, higher dosing during puberty and an incremental increase in the length of therapy and, to a lesser extent, a price increase in January 2002. In late April 2002, the U.S. Food and Drug Administration (or FDA) approved Nutropin AQ Pen, a new delivery system for Nutropin AQ. The Nutropin AQ Pen was launched in July 2002. The net sales growth in 2001 primarily reflects an increase in adult new patient starts, patients staying on the product longer and to a lesser extent, the effects of a price increase in January 2001 and an increase in sales of Nutropin Depot. Nutropin Depot is a long-acting dosage form of recombinant growth hormone approved for pediatric growth hormone deficiency.

      Thrombolytics

            Combined net sales of our three thrombolytic products, Activase, TNKase and Cathflo Activase, were $180.2 million in 2002, a decrease of 9% from 2001. Net sales of our three thrombolytic products were $197.1 million in 2001, a decrease of 4% from 2000 on net sales of just two products, Activase and TNKase. The decreases in Activase and TNKase sales in 2002 and 2001 were attributable to the decline in the overall size of the thrombolytic market as a result of increasing use of mechanical reperfusion as well as early intervention with other therapies in the treatment of acute myocardial infarction and preventative therapies. Our sales were also impacted by continued competition from Centocor, Inc.'s Retavase® (reteplase) and its aggressive price discounting. These decreases were offset in part by new sales of Cathflo Activase in 2002. Cathflo Activase received FDA approval and was launched in September 2001. These factors are expected to continue to impact sales of our thrombolytic products in 2003.

      Pulmozyme

            Net sales of Pulmozyme were $138.1 million in 2002, a 12% increase over 2001. This increase primarily reflects an increased focus on aggressive treatment of cystic fibrosis early in the course of the disease and, to a lesser extent, a price increase in December 2001. Net Pulmozyme sales were $123.0 million in 2001, a slight increase over 2000, which primarily reflects fluctuations in distributor ordering patterns.

      Actimmune

            Net sales of Actimmune were $7.3 million in 2001 and $3.7 million in 2000. As of January 1999, we no longer sold Actimmune directly in the U.S. We sold packaged drug product at cost plus a mark-up through December 31, 2001 to InterMune Pharmaceuticals, Inc., who holds the U.S. marketing and development rights to interferon gamma, including Actimmune. As of January 1, 2002, we no longer manufacture, use or sell Actimmune.

Royalties, Contract and Other, and Interest Income				Annual Percent Change

	2002	2001	2000	02/01	01/00

Royalties	$365.6	$264.5	$207.3	38%	28%
Contract and other	88.7	74.4	160.4	19	(54)
Interest income	101.4	130.5	90.4	(22)	44

      Royalties

            Royalty income was $365.6 million in 2002, an increase of 38% from 2001. Royalty income was $264.5 million in 2001, an increase of 28% from 2000. The increase in 2002 was due to higher third-party sales by various licensees, primarily Hoffmann-La Roche for higher sales of Herceptin, including a one-time milestone (see below), and Rituxan products. The increase was also due to new royalties earned under a patent that was recently issued to Genentech and our collaborator relating to methods using recombinant DNA technology to make antibodies, and gains related to foreign currency exchange rates. The increase in 2001 was primarily due to higher third-party sales by Hoffmann-La Roche and various licensees, offset in part by lower sales by several licensees including one that had been addressing manufacturing issues which had temporarily impacted their ability to manufacture product for sale. Royalty income from Hoffmann-La Roche totaled $152.6 million in 2002, $87.9 million in 2001, and $46.8 million in 2000.

            As part of our licensing and marketing agreement, in the fourth quarter of 2002, we received a one-time royalty milestone of $10.0 million as a result of Hoffmann-La Roche reaching $200.0 million in net sales of Herceptin outside of the U.S.

            We expect that in 2003, the increase in royalty income will be at a slower rate than 2002. This is partially due to the expiry of certain royalties and the one-time Herceptin milestone received in 2002.

            Cash flows from royalty income include revenues denominated in foreign currencies. We currently purchase simple foreign currency put option contracts (or options) to hedge these foreign royalty cash flows. The term of these options is generally one to five years. See the "We Are Exposed to Risks Relating to Foreign Currency Exchange Rates and Foreign Economic Conditions" section of the Forward-Looking Information below for a discussion of market risks related to these financial instruments.

      Contract and Other Revenues

            Contract and other revenues were $88.7 million in 2002, an increase of 19% from 2001. Contract and other revenues were $74.4 million in 2001, a decrease of 54% from 2000. The increase in 2002 was primarily due to higher revenues from collaborators, including Hoffmann-La Roche, a new out-licensing arrangement, and higher gains from the sale of biotechnology equity securities. The decrease in 2001 from 2000 was primarily due to lower gains from the sale of biotechnology equity securities, partially offset by higher contract revenues and the recognition of $10.0 million in gains related to the change in the time value of certain hedging instruments in the first quarter of 2001. (See the "Derivative Financial Instruments" note of the Notes to Consolidated Financial Statements of Part II, Item 8 of this Form 10-K for more information on our derivative and hedging activities.) The increase in the contract revenue component of this line in 2001 was due to the recognition of $21.2 million of revenues from collaborators that were previously recognized then deferred under the Securities and Exchange Commission's Staff Accounting Bulletin No. 101 (or SAB 101), offset in part by lower contract revenues from third-party collaborators.

            Contract revenues from Hoffmann-La Roche, including reimbursement for ongoing development expenses after the option exercise date, totaled $7.6 million in 2002, $5.8 million in 2001, and $3.5 million in 2000. Contract revenues from Novartis AG, including reimbursements for ongoing development expenses, totaled $5.7 million in 2002. We had no such revenues from Novartis in 2001 and 2000.

            We expect quarterly fluctuations in contract and other revenues depending on milestone payments, the number of new contract arrangements, Hoffmann-La Roche's potential opt-ins for products and sales of biotechnology equity securities.

      Interest Income

            Interest income was $101.4 million in 2002, a 22% decrease from 2001. Interest income was $130.5 million in 2001, a 44% increase from 2000. The decrease in 2002 was primarily due to lower portfolio yields and, to a lesser extent, lower average portfolio balances. The lower portfolio balances were primarily due to the repurchase of 18.2 million shares of our common stock at a cost of approximately $692.8 million during 2002. (See the "Capital Stock" note in the Notes to Consolidated Financial Statements of Part II, Item 8 of this Form 10-K.) The increase in 2001 was primarily due to higher average portfolio balances. Our fixed income portfolio includes cash and cash equivalents, short-term and long-term investments, excluding marketable equity securities. Interest income will depend on fluctuations of interest rates, our use of cash for working capital and repurchasing shares of our common stock and potential alliances in 2003.

				Annual Percent Change

Costs and Expenses	2002	2001	2000	02/01	01/00

Cost of sales	$441.6	$354.5	$364.9	25%	(3)%
Research and development	623.5	526.2	489.9	18	7
Marketing, general and administrative	573.3	474.4	368.2	21	29
Collaboration profit sharing	350.7	246.7	128.8	42	92
Recurring charges related to redemption	155.7	321.8	375.3	(52)	(14)
Special charges: litigation-related	543.9	-	-	100	-
Interest expense	0.8	5.7	5.3	(86)	8

Total costs and expenses	$2,689.5	$1,929.3	$1,732.4	39%	11%

Percent of total revenues	99%	87%	100%
COS as a % of product sales	20	20	29
R&D as % of total revenues	23	24	28
MG&A as % of total revenues	21	21	21

      Cost of Sales

            Cost of sales (or COS) was $441.6 million in 2002, an increase of 25% from 2001. COS as a percentage of product sales in 2002 was 20%, which was comparable to 2001. COS was $354.5 million in 2001, a decrease of 3% from 2000. COS as a percentage of product sales was 20% in 2001, a decrease from 29% in 2000. The decrease in 2001 from 2000 primarily reflects a decline in the costs recognized on the sale of inventory that was written up at the Redemption due to push-down accounting, lower reserves for nonuseable inventory, a change in the product mix and lower overall costs due to manufacturing efficiencies. The inventory written up at the Redemption was sold by December 31, 2000.

            As a result of Hoffmann-La Roche's Penzberg facility receiving approval in September 2002 to manufacture Herceptin to supply the ex-U.S. territories, our ex-U.S. Herceptin sales to Hoffmann-La Roche will decline starting in the first quarter of 2003. Accordingly, our costs as a percent of sales is expected to decline due to lower ex-U.S. Herceptin sales, which generate lower gross margins.

            COS for products sold to Hoffmann-La Roche totaled $99.1 million in 2002, $63.8 million in 2001, and $56.7 million in 2000.

      Research and Development

            Research and development (or R&D) expenses in 2002 were $623.5 million, an increase of 18% from 2001. R&D expenses in 2001 were $526.2 million, an increase of 7% from 2000. The increase in 2002 was largely due to higher clinical development expenses related to products primarily in late-stage development, including Xolair, Raptiva, Avastin and Tarceva, as well as expenses related to rhuFab V2 (for age-related macular degeneration). The increase in 2002 was also due to increased manufacturing of development products, including Avastin, and process implementation for contract manufacturing of ENBREL (under a manufacturing agreement with Immunex described below). These increases were offset in part by lower in-licensing expenses. The increase in 2001 was primarily due to higher expenses related to late-stage clinical trials, higher repairs and maintenance expenses, higher reserves for pre-launch commercial inventory, offset in part by lower in-licensing expenses.

            The major components of R&D expenses for 2002, 2001 and 2000 were as follows (in millions):

Research and Development	2002	2001	2000

Research	$131.9	$122.5	$118.4
Development	462.6	362.9	309.6
In-licensing	29.0	40.8	61.9

Total	$623.5	$526.2	$489.9

            R&D is expected to trend higher in 2003 due to increased spending on development and in-licensing activities.

            In-licensing expenses in 2002 included a $4.0 million upfront payment for the purchase of in-process research and development (or IPR&D) under an in-licensing agreement with a collaborator.

            In-licensing expenses in 2001 included $19.0 million in upfront payments for the purchase of IPR&D under in-licensing agreements with collaborators. Of this amount, $15.0 million relates to an upfront payment to OSI Pharmaceuticals, Inc. (or OSI) under an agreement with us, OSI and Hoffmann-La Roche for the global co-development and commercialization of Tarceva for the potential treatment of solid tumor cancers. One of the members of the Board of Directors of OSI is also a member of the Board of Directors of Genentech.

            In-licensing expenses in 2000 included a $25.0 million upfront payment to Actelion Ltd., for the purchase of IPR&D under an agreement with Actelion to develop and co-promote Tracleer in the U.S. for the potential treatment of acute and chronic heart failure. Actelion led the development efforts for Tracleer. In February 2002, Genentech and Actelion announced that the Phase III clinical trial of Tracleer did not meet its primary objective of significantly improving symptoms associated with chronic heart failure. We have discontinued our development efforts in support of Tracleer. In-licensing expenses in 2000 also included a $15.0 million payment for the purchase of IPR&D under an agreement with Actelion for the rights to develop and co-promote Veletri in the U.S. for the potential treatment of acute heart failure. In April 2001, Genentech and Actelion announced that the second pivotal Phase III clinical trial of Veletri did not meet its primary objective of significantly improving symptoms associated with acute heart failure. Actelion is conducting an additional Phase III trial of Veletri in acute heart failure. We have discontinued our development efforts in support of Veletri.

            We determined that the above acquired IPR&D was not yet technologically feasible and that the acquired technology had no future alternative uses.

            Biopharmaceutical products that we develop internally generally take 10 to 15 years (an average of 12 years) to research, develop and bring to market a new prescription medicine in the United States. Drug development in the U.S. is a process that includes several steps defined by the FDA. The process begins with the filing of an Initial Drug Application (or IND) which, if successful, allows opportunity for clinical study of the potential new medicine. Clinical development typically involves three phases of study: Phase I, II, and III, and we have found that it accounts for an average of seven years of a drug's total development time. The most significant costs associated with clinical development are the Phase III trials as they tend to be the longest and largest studies conducted during the drug development process. The successful development of our products is highly uncertain. An estimation of product completion dates and completion costs can vary significantly for each product and are difficult to predict. Various statutes and regulations also govern or influence the manufacturing, safety, labeling, storage, record keeping and marketing of each product. The lengthy process of seeking these approvals, and the subsequent compliance with applicable statutes and regulations, require the expenditure of substantial resources. Any failure by us to obtain, or any delay in obtaining, regulatory approvals could have a material adverse affect on our business. In responding to a New Drug Application (or NDA) or a Biologic License Application (or BLA), the FDA may grant marketing approval, request additional information or deny the application if it determines that the application does not provide an adequate basis for approval. We can not assure you that any approval required by the FDA will be obtained on a timely basis, if at all. For additional discussion of the risks and uncertainties associated with completing development of potential products, see "The Successful Development of Biotherapeutics is Highly Uncertain" section of our Forward-Looking Information below.

            Below are a summary of products and the related stages of development for each product in clinical development:

Product	Description/Indication	Phase of Development in U.S.	Collaborator	Estimate of Completion of Phase*

Xolair (Anti-IgE antibody)	allergic asthma	Awaiting regulatory approval	Novartis Pharmaceuticals Corporation and Tanox	2003

Raptiva (Anti-CD11a antibody)	psoriasis	Awaiting regulatory approval	XOMA Ltd. and Serono S.A.	2003

Rituxan antibody	intermediate- and high-grade non-Hodgkin's lymphoma	Phase III	F. Hoffmann-La Roche and IDEC Pharmaceuticals	2003

Avastin (Anti-VEGF antibody)	colorectal cancer; non-small cell lung cancer; first-line metastatic breast cancer	Phase III		2003-2007

Herceptin antibody	adjuvant early-stage breast cancer	Phase III	F. Hoffmann-La Roche and cooperative groups	2006-2007

Tarceva	non-small cell lung cancer, pancreatic cancer, other solid tumor cancers	Phase III	OSI Pharmaceuticals and F. Hoffmann-La Roche	2003 - 2005

Nutropin Depot	Adults with growth hormone deficiency	Phase III	Alkermes, Inc.	2003

Avastin (Anti-VEGF antibody)	renal cell carcinoma	Preparing for Phase III		2003

rhuFab V2 AMD	age-related macular degeneration	Preparing for Phase III		2003

Rituxan	rheumatoid arthritis (or RA)	Preparing for Phase II and III	F. Hoffmann-La Roche and IDEC Pharmaceuticals	2003

Raptiva (Anti-CD11a antibody)	rheumatoid arthritis	Phase II	XOMA Ltd. and Serono S.A.	2003

MLN-02 (formerly LDP-02)	inflammatory bowel diseases	Phase II	Millennium Pharmaceuticals, Inc.	2003

Rituxan ITP	idiopathic thrombocytopenic purpura	Preparing for Phase II	F. Hoffmann-La Roche and IDEC Pharmaceuticals	2003

2C4	cancer	Preparing for Phase II	F. Hoffmann-La Roche	2003

Anti-Tissue Factor antibody	acute coronary syndrome	Preparing for Phase I		2003

___________

* Note: For those projects preparing for a Phase, the estimated date of completion refers to the date the project enters the Phase.

            Additionally, in the second quarter of 2002, we entered into a manufacturing agreement with Immunex Corporation, a wholly-owned subsidiary of Amgen, to provide Immunex with additional manufacturing capacity for ENBREL® (etanercept) at Genentech's manufacturing facility in South San Francisco, California. As part of the agreement, we are responsible for facility modifications needed to manufacture ENBREL, including the internal labor costs and development production runs. The cost of equipment and outside service costs are reimbursable by Immunex. However, if certain milestones are not met, we are required to reimburse Immunex for up to 45% of the total equipment and outside service costs. Costs associated with development runs are reflected in R&D expense as incurred. Milestones will be paid to us upon the achievement of certain events. If the FDA approves the manufacturing of the product at Genentech, shipment of the product to Immunex would be recorded as product sales based on an agreed upon price with the associated costs reflected in cost of sales.

            We establish strategic alliances with various companies to gain additional access to potential new products and technologies, and to utilize companies to help develop potential new products. These companies are developing technologies that may fall outside our research focus and through technology exchanges and investments with these companies, we may have the potential to generate new products. As part of certain of these strategic alliances, we have acquired equity or convertible debt securities of such companies. We have also entered into product-specific collaborations to acquire development and marketing rights for potential products as discussed below.

            In August 2002, we entered into an agreement with Serono S.A. to market Raptiva internationally outside the United States, Japan, and certain other Asian countries. In February 2003, we amended the agreement with Serono to expand Serono's marketing rights to include certain Asian countries other than Japan. Development and marketing rights in the United States remain with us and our U.S. partner XOMA (US) LLC and we retain exclusive marketing rights in Japan. Under the agreement, we and Serono may collaborate on co-developing additional indications of Raptiva and will share certain global development costs. In addition, we have a supply agreement with Serono, under which we have a loss exposure up to a maximum of $10.0 million.

            We entered into a research collaboration agreement with CuraGen Corporation in November 1997, as amended and restated in March 2000, and agreed to provide a convertible equity loan to CuraGen of up to $21.0 million. In October 1999, CuraGen exercised its right to borrow $16.0 million. Simultaneously, with this draw down, CuraGen repaid the loan by issuing common shares of CuraGen stock valued at $16.0 million. Our remaining commitment to CuraGen on the convertible equity loan is $5.0 million. At December 31, 2002, there were no outstanding loans to CuraGen.

            In December 1997, we entered into a research collaboration agreement with Millennium to develop and commercialize Millennium's MLN-02 (formerly LDP-02). Under the terms of the agreement, we have agreed to provide a convertible equity loan for approximately $15.0 million to fund Phase II development costs. Upon successful completion of Phase II, if Millennium agrees to fund 25% of Phase III development costs, we have agreed to provide a second loan to Millennium for such funding. As of December 31, 2002, there were no outstanding loans to Millennium.

            In April 1996, we entered into a research collaboration agreement with XOMA to develop and commercialize Raptiva. In connection with our collaboration with XOMA, we have agreed to provide a convertible equity loan to XOMA of up to $80.0 million (outstanding at any one time) to fund XOMA's share of development costs for Raptiva through FDA approval, and a cash loan of up to $15.0 million to fund XOMA's share of U.S. marketing and sales costs prior to the date of regulatory approval of Raptiva. As of December 31, 2002, XOMA had an aggregate outstanding loan balance of approximately $60.0 million, of which we have reserved $20.7 million. There is no revenue impact on our statements of operations as it relates to the funding of the loan. However, provisions are recorded when we determine that recoverability of the loan has been impaired.

      Marketing, General and Administrative

            Marketing, general and administrative (or MG&A) expenses in 2002 increased 21% from 2001. The increase in 2002 was primarily related to higher general and administrative (or G&A) expense. The increase in G&A was primarily due to a $32.5 million increase in royalty expenses associated with higher sales by various licensees, a $15.9 million charge primarily for the redesign of research facilities and the write-off of building improvements and equipment, and a $13.3 million increase in write-downs of certain biotechnology equity securities as a result of other-than-temporary impairment; partially offset by a $16.7 million reversal of reserves primarily related to the repayment of a note from an earlier collaboration for which a reserve had been previously created and a $9.3 million reimbursement of legal costs. Marketing and sales expense was higher by $40.0 million in 2002 as compared to 2001 primarily in support of our bio-oncology and pipeline products, new information technology and increased headcount in support of all products. MG&A expenses in 2001 increased 29% from 2000. The increase in 2001 was largely due to a $65.9 million increase in G&A expense. This increase was due to a $27.5 million increase in write-downs of certain biotechnology equity investments as a result of other than temporary impairment, a $25.1 million increase in royalty expenses and the remaining increase was primarily related to legal and other corporate expenses. Marketing and sales expense was higher by $40.3 million in 2001 primarily in support of our bio-oncology and pipeline products, new information technology and increased headcount in support of all products.

            MG&A expenses are expected to increase in 2003, driven by marketing and sales expense as we prepare for potential product launches in 2003 and 2004.

            Depending on market conditions during 2003, certain of our unhedged equity security investments may become impaired, which could result in additional write-downs of those equity security investments.

      Collaboration Profit Sharing

            Collaboration profit sharing consists primarily of the net operating profit sharing with IDEC on Rituxan sales and, to a much lesser extent, the sharing of costs with collaborators related to the commercialization of potential future products. Collaboration profit sharing expenses increased to $350.7 million in 2002, a 42% increase from 2001. Collaboration profit sharing expenses increased to $246.7 million in 2001, a 92% increase from 2000. These increases were primarily driven by increased Rituxan profit sharing with IDEC due to higher Rituxan sales.

            Collaboration profit sharing expense is expected to increase in 2003 consistent with our expectations of higher Rituxan sales and the commercialization of potentially new product sales.

      Recurring Charges Related to Redemption

            We began recording recurring charges related to the Redemption and push-down accounting in the third quarter of 1999. These charges were $155.7 million in 2002, $321.8 million in 2001, and $375.3 million in 2000. In 2002, the charges were due to the amortization of other intangible assets. In 2001, $317.6 million and in 2000, $364.2 million of the charges were due to the amortization of other intangible assets and goodwill. In 2001, $4.2 million and in 2000, $11.1 million of the charges were due to compensation expense related to alternative arrangements provided at the time of the Redemption for certain holders of some of the unvested options. See also the "Redemption of our Special Common Stock" note in the Notes to Consolidated Financial Statements of Part II, Item 8 of this Form 10-K.

            On January 1, 2002, we adopted Statement of Financial Accounting Standards (or FAS) 141, "Business Combinations" and FAS 142, "Goodwill and Other Intangible Assets." In accordance with FAS 141 and 142, we discontinued the amortization of goodwill and our trained and assembled workforce intangible asset, which resulted in an increase in reported net income by approximately $157.6 million (or $0.30 per share) in 2002 as compared to the accounting prior to the adoption of FAS 141 and 142. We performed an impairment test of goodwill at transition on January 1, 2002, and an annual impairment test on September 30, 2002, and found no impairment. We will continue to evaluate our goodwill for impairment on an annual basis each September and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable. See also the "Goodwill and Other Intangible Assets" note in the Notes to Consolidated Financial Statements of Part II, Item 8 of this Form 10-K.

      Special Charges: Litigation-Related

            In 2002, we recognized $543.9 million of litigation-related special charges. These special charges were comprised of the City of Hope Medical Center (or City of Hope) litigation judgment in the second quarter of 2002, including accrued interest and costs related to obtaining a surety bond, and certain other litigation-related matters. We expect that we will continue to incur interest charges on the judgment and service fees on the surety bond each quarter through the process of appealing the City of Hope trial results. These special charges represent our estimate of the costs for the current resolution of these matters and are included in other long-term liabilities in the consolidated balance sheet at December 31, 2002. We developed this estimate in consultation with outside counsel handling our defense in these matters and is based upon the facts and circumstances of these matters known to us at that time. The amount of our liability for certain of these matters could exceed or be less than the amount of our current estimate, depending on the outcome of these matters. The amount of cash, if any, to be paid in connection with the City of Hope matter will depend on the outcome of the appeal. See the "Leases, Commitments and Contingencies" note in the Notes to Consolidated Financial Statements of Part II, Item 8 of this Form 10-K for further information regarding our litigations.

      Interest Expense

            Interest expense has fluctuated depending on the amounts invested and the level of interest capitalized on construction projects. Interest expense, net of amounts capitalized, was related to our 5% convertible subordinated debentures. Interest expense was $0.8 million in 2002, a $4.9 million decrease from 2001. The decrease in 2002 was a result of the repayment of our debentures, which matured on March 27, 2002, and were redeemed in cash. See the "Debt Obligations" note in the Notes to Consolidated Financial Statements of Part II, Item 8 of this Form 10-K for further information regarding these debentures.

Income (Loss) Before Taxes and Cumulative Effect of Accounting Change, Income Taxes and Cumulative Effect of Accounting Change	2002	2001	2000

Income before taxes and cumulative effect of accounting change	$29.8	$283.0	$4.0
Income tax (benefit) provision	(34.0)	127.1	20.4
Income (loss) before cumulative effect of accounting change	63.8	155.9	(16.4)
Cumulative effect of accounting change, net of tax	-	(5.6)	(57.8)

      Changes in Accounting Principles

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

            In accordance with FAS 141 and 142, we discontinued the amortization of goodwill and our trained and assembled workforce intangible asset, which resulted in an increase in reported net income by approximately $157.6 million (or $0.30 per share) in 2002, as compared to the accounting prior to the adoption of FAS 141 and 142. See also the "Goodwill and Other Intangible Assets" note in the Notes to Consolidated Financial Statements of Part II, Item 8 of this Form 10-K for further information.

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

            In November 2002, the Financial Accounting Standards Board (or FASB) issued Interpretation No. 45 (or FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 elaborates on the existing disclosure requirements for most guarantees, including residual value guarantees issued in conjunction with operating lease agreements. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value of the obligation it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. Our adoption of FIN 45 did not have a material impact on our results of operations and financial position. See the "Leases, Commitments and Contingencies" note in the Notes to Consolidated Financial Statements of Part II, Item 8 of this Form 10-K regarding our disclosures on residual value guarantees and our exposure related to our agreement with Serono S.A.

            In January 2003, the FASB issued Interpretation No. 46 (or FIN 46), "Consolidation of Variable Interest Entities." FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. A variable interest entity is a corporation, partnership, trust, or any other legal structures used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. A variable interest entity often holds financial assets, including loans or receivables, real estate or other property. A variable interest entity may be essentially passive or it may engage in research and development or other activities on behalf of another company. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. See the "Leases, Commitments and Contingencies" note in the Notes to Consolidated Financial Statements of Part II, Item 8 of this Form 10-K for expanded disclosures required by FIN 46.

            See also the "Description of Business and Summary of Significant Accounting Policies" note in the Notes to Consolidated Financial Statements of Part II, Item 8 of this Form 10-K for information on our adoption of FAS 141, 142, 144 and the FASB Interpretation on No. 45 and 46.

            We adopted FAS 133, "Accounting for Derivative Instruments and Hedging Activities," on January 1, 2001. Upon adoption, we recorded a $5.6 million charge, net of tax, ($0.01 per share) as a cumulative effect of a change in accounting principle, recognized $6.0 million in gains, net of tax, ($0.01 per share) in contract and other revenues related to certain hedging instruments and increased other comprehensive income by $5.0 million, net of tax, as a result of recording derivative instruments at fair value. See the "Description of Business and Summary of Significant Accounting Policies" note in the Notes to Consolidated Financial Statements of Part II, Item 8 of this Form 10-K for further information on our adoption of FAS 133.

            We adopted the Securities and Exchange Commission's (or SEC) Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" on January 1, 2000, and recorded a $57.8 million charge (net of tax) as a cumulative effect of a change in accounting principle related to contract revenues recognized in prior periods.

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

      Income Tax Provision (Benefit)

            The income tax benefit was $34.0 million in 2002 as compared to the income tax provisions of $127.1 million in 2001 and $20.4 million in 2000. The income tax benefit of $34.0 million was due to substantially reduced pretax income, tax credits and the favorable resolution of prior years items. The income tax benefit of $34.0 million in 2002 differed from the income tax provision of $127.1 million in 2001 due primarily to substantially reduced pretax income and the elimination of non-deductible goodwill pursuant to the adoption of FAS 141 and FAS 142 in January 2002. The income tax provision of $127.1 million in 2001 increased over the income tax provision of $20.4 million in 2000 primarily due to increased pretax income before non-deductible goodwill amortization related to the Redemption. The 2001 income tax provision reflects decreased benefit of R&D tax credits, which was offset by prior years items. Prior years items relate principally to changes in estimate resulting from events that provided greater certainty as to the expected outcome of these matters.

            Other factors may have favorable or unfavorable effects upon our effective tax rate in 2003 and subsequent years. These factors include, but are not limited to, interpretations of existing tax laws, changes in tax laws and rates, future levels of R&D spending, future levels of capital expenditures, and changes in overall levels of pretax earnings.

Net Income (Loss)	2002	2001	2000

Net income (loss)	$63.8	$150.3	$(74.2)
Earnings (loss) per share:
Basic:
Earnings (loss) before cumulative effect of accounting change	$0.12	$0.30	$(0.03)
Cumulative effect of accounting change, net of tax	-	(0.01)	(0.11)

Net earnings (loss) per share	$0.12	$0.29	$(0.14)

Diluted:
Earnings (loss) before cumulative effect of accounting change	$0.12	$0.29	$(0.03)
Cumulative effect of accounting change, net of tax	-	(0.01)	(0.11)

Net earnings (loss) per share	$0.12	$0.28	$(0.14)

      Net Income (Loss)

            Net income decreased in 2002 to $63.8 million, or $0.12 per diluted share, from a net income of $150.3 million in 2001, or $0.28 per diluted share. The decrease in 2002 from 2001 primarily reflects the litigation-related special charges, and also reflects increased collaboration profit sharing, R&D, MG&A and COS expenses and decreased interest income. These unfavorable changes were partially offset by increased product sales, royalties and contract and other revenues and decreased recurring charges related to the Redemption.

            Net income increased in 2001 to $150.3 million, or $0.28 per diluted share, from a net loss of ($74.2) million in 2000, or ($0.14) per diluted share. The increase from 2000 primarily reflects higher revenues largely from increased product sales, a decrease in costs related to the sale of inventory written up at the Redemption, a decrease in recurring charges related to the Redemption, and the cumulative effect of an accounting change impact in 2001 related to the adoption of FAS 133 as compared to the adoption of SAB 101 in 2000. These favorable variances were offset in part by increased collaboration profit sharing expenses, higher MG&A, R&D and income tax expenses and a decrease in contract and other revenues.

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

            A brief description of projects that were included in the IPR&D charge is set forth below, including an estimated percentage of completion as of the Redemption date. Projects subsequently added to the research and development pipeline are not included. Except as otherwise noted below, since the Redemption date there have been no significant changes to the phase of development for the projects listed. We do not track all costs associated with research and development on a project-by-project basis. Therefore, we believe a calculation of cost incurred as a percentage of total incurred project cost as of FDA approval is not possible. We estimated, however, that the R&D expenditures that will be required to complete the in-process projects will total at least $410.0 million as of December 31, 2002, as compared to $700.0 million as of the Redemption date. This estimate reflects costs incurred since the Redemption date, discontinued projects, and decreases in cost to complete estimates for other projects, partially offset by an increase in certain cost estimates related to early stage projects and changes in expected completion dates.

            At the Redemption date, we estimated percentage complete data for each project based on weighing of three indicators, as follows:

            PTS:  Probability of technical success (or PTS) is a project level statistic maintained by us on an ongoing basis, which is intended to represent the current likelihood of project success, i.e., FDA approval. This is a quantitative calculation based on the stage of development and the complexity of the project, and it is highly correlated with the project's phase of development. PTS is periodically adjusted to reflect actual experiences over a reasonable period of time.

            Status Compared to Baseline Model:  We developed a baseline model, which allocated percentages of a standard development project to each major phase of the project based on our experience. We then overlaid the time-based status of each project to this baseline model, in order to calculate a percentage complete for each project.

            Management's Estimate of Percentage Complete:  Below is a list of the projects and their estimated percentage complete included in the IPR&D charge related to the Redemption:

		As of the Redemption Date, June 30, 1999

Product	Description/Indication	Phase of Development	Substantial Completion Date	% Complete

Nutropin Depot	long-acting dosage form of recombinant growth hormone	Awaiting regulatory approval	2000	85%

TNKase, second generation t-PA	acute myocardial infarction	Awaiting regulatory approval	2000	90%

Anti-IgE antibody	allergic asthma, seasonal allergic rhinitis	Phase III	2001	75%

Pulmozyme	early-stage cystic fibrosis	Phase III	2003	75%

Dornase alfa AERx™ Delivery System	cystic fibrosis	Preparing for Clinical Testing	2003	45%

Rituxan antibody	intermediate- and high-grade non-Hodgkin's lymphoma	Phase III	2004	60%

Xubix (sibrafiban) oral IIb/IIIa antagonist	orally administered inhibitor of platelet aggregation	Phase III	2000	65%

Cathflo Activase t-PA	intravenous catheter clearance	Preparing for Phase III	1999	90%

Raptiva (Anti-CD11a antibody) (hull24)	psoriasis	Preparing for Phase III	2003	50%

Herceptin antibody	adjuvant therapy for breast cancer	Preparing for Phase III	2007	45%

Thrombopoietin (TPO)	thrombocytopenia related to cancer treatment	Preparing for Phase III	2002	55%

Anti-CD18 antibody	acute myocardial infarction	Phase II	2004	55%

Avastin (formerly Anti- VEGF antibody)	colorectal and lung cancer	Phase II	2003	35-40%

Herceptin antibody	other tumors	Phase II	2004	40-45%

rhuFab V2 (formerly AMD Fab)	age-related macular degeneration	Preparing for Phase I	2004	20%

MLN-02 (formerly LDP-02)	inflammatory bowel disease	Phase Ib/IIa	2005	30%

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

            The significant changes to the projects included in the IPR&D charge since the Redemption date include:

  Nutropin Depot long-acting growth hormone - project received FDA approval in December 1999.

  TNKase second generation t-PA - project received FDA approval in June 2000.

  Anti-IgE antibody - A complete response letter was received from the FDA and an amendment to the BLA seeking approval for allergic asthma in adults and adolescents was submitted in December 2002.

  Pulmozyme - Phase III trial in early stage cystic fibrosis has been completed and the study results were published in December 2001.

  Dornase alfa AERx - project has been discontinued.
  Xubix (sibrafiban) oral IIb/IIIa antagonist - project has been discontinued.

  Activase t-PA for intravenous catheter clearance - project received FDA approval in September 2001.

  Raptiva (efalizumab) - An additional Phase III trial in moderate to severe psoriasis has been completed and did achieve its primary endpoint. A BLA seeking approval for moderate to severe psoriasis was submitted in December 2002.

  Herceptin antibody for adjuvant therapy for breast cancer - project has moved to Phase III.

  Thrombopoietin (or TPO) - There is an agreement with Pharmacia that development efforts will be discontinued.

  Anti-CD18 antibody - project has been discontinued.

  Avastin (bevacizumab) - A Phase III study of Avastin plus Xeloda® (capecitabine) in relapsed metastatic breast cancer patients did not meet its primary efficacy endpoint of progression-free survival. We continue to pursue a broad late-stage clinical development program with Avastin to evaluate its potential use in colorectal, metastatic breast, non-small cell lung and kidney cancer.

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

  MLN-02 (formerly LDP-02) - Our partner Millennium Pharmaceuticals, Inc. announced a Phase II trial in patients with mild to moderate Crohn's Disease did not meet its primary endpoint. A Phase II trial in patients with ulcerative colitis is ongoing.

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

      Affiliation Arrangements

            Our board of directors consists of two Roche directors, three independent directors nominated by a nominating committee currently controlled by Roche, and one Genentech employee. However, under our bylaws, Roche has the right to obtain proportional representation on our board at any time. Roche intends to continue to allow our current management to conduct our business and operations as we have done in the past. However, we cannot ensure that Roche will not implement a new business plan in the future.

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

  if Hoffmann-La Roche exercises its option to license a product, it has agreed to reimburse Genentech for development costs as follows:  (1) if exercise occurs at the time an IND is filed, Hoffmann-La Roche will pay 50% of development costs incurred prior to the filing and 50% of development costs subsequently incurred, (2) if exercise occurs at the completion of a Phase II trial, Hoffmann-La Roche will pay 50% of development costs incurred through completion of the trial and 75% of development costs subsequently incurred, (3) if the exercise occurs at the completion of a Phase III trial, Hoffmann-La Roche will pay 50% of development costs incurred through completion of the trial and 75% of development costs subsequently incurred, and $5.0 million of the option extension fee paid by Hoffmann-La Roche to preserve its right to exercise its option at the completion of a Phase III trial will be credited against the total development costs payable to Genentech upon the exercise of the option;

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

      Tax Sharing Agreement

            Since the redemption of our Special Common Stock in June 1999, and until Roche completed its second public offering of our Common Stock in October 1999, we were included in Roche's U.S. federal consolidated income tax group. Accordingly, we entered into a tax sharing agreement with Roche. Pursuant to the tax sharing agreement, we and Roche were to make payments such that the net amount paid by us on account of consolidated or combined income taxes was determined as if we had filed separate, stand-alone federal, state and local income tax returns as the common parent of an affiliated group of corporations filing consolidated or combined federal, state and local returns.

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

      Roche's Ability to Maintain Its Percentage Ownership Interest in Our Stock

            We expect from time to time to issue additional shares of common stock in connection with our stock option and stock purchase plans, and we may issue additional shares for other purposes. Our affiliation agreement with Roche provides, among other things, that we establish a stock repurchase program designed to maintain Roche's percentage ownership interest in our common stock. The affiliation agreement provides that we will repurchase a sufficient number of shares pursuant to this program such that, with respect to any issuance of common stock by Genentech in the future, the percentage of Genentech common stock owned by Roche immediately after such issuance will be no lower than Roche's lowest percentage ownership of Genentech common stock at any time after the offering of common stock occurring in July 1999 and prior to the time of such issuance, except that Genentech may issue shares up to an amount that would cause Roche's lowest percentage ownership to be no more than 2% below the "Minimum Percentage." The Minimum Percentage equals the lowest number of shares of Genentech common stock owned by Roche since the July 1999 offering (to be adjusted in the future for dispositions of shares of Genentech common stock by Roche as well as for stock splits or stock combinations) divided by 509,194,352 (to be adjusted in the future for stock splits or stock combinations), which is the number of shares of Genentech common stock outstanding at the time of the July 1999 offering, as adjusted for the two-for-one splits of Genentech common stock in November 1999 and October 2000. As long as Roche's percentage ownership is greater than 50%, prior to issuing any shares, the affiliation agreement provides that we will repurchase a sufficient number of shares of our common stock such that, immediately after our issuance of shares, Roche's percentage ownership will be greater than 50%. The affiliation agreement also provides that, upon Roche's request, we will repurchase shares of our common stock to increase Roche's ownership to the Minimum Percentage. In addition, Roche will have a continuing option to buy stock from us at prevailing market prices to maintain its percentage ownership interest. On December 31, 2002, Roche's percentage ownership of our common stock was 59.8%, which was 0.4% below the Minimum Percentage.

RELATED PARTY TRANSACTIONS

            We enter into transactions with Roche, Hoffmann-La Roche and its affiliates in the ordinary course of business. In July 1998, we entered into an agreement with Hoffmann-La Roche to provide them with exclusive marketing rights outside of the U.S. for Herceptin. Under the agreement, Hoffmann-La Roche paid us $40.0 million and has agreed to pay us cash milestones tied to future product development activities, to share equally global development costs up to a maximum of $40.0 million and to make royalty payments on product sales. In addition, in the fourth quarter of 2002, Hoffmann-La Roche paid us a one-time royalty milestone of $10.0 million as a result of reaching $200.0 million in net sales of Herceptin outside of the U.S. In 2000, we received $10.0 million from Hoffmann-La Roche to extend its opt-in rights on Avastin. This amount is classified as deferred revenue on our balance sheet.

            Contract revenue from Hoffmann-La Roche, including reimbursement for ongoing development expenses after the option exercise date, totaled $7.6 million in 2002, $5.8 million in 2001 and $3.5 million in 2000. All other revenues from Roche, Hoffmann-La Roche and their affiliates, principally royalties and product sales, totaled $269.9 million in 2002, $164.1 million in 2001 and $114.2 million in 2000.

            During 2001, Novartis AG (or Novartis) acquired 21.3% of the outstanding voting shares of Roche Holding Ltd. During 2002, Novartis acquired an additional 11.4%, bringing its total holdings of the outstanding voting shares of Roche Holding Ltd to 32.7%. As a result of this investment, Novartis is deemed to have an indirect beneficial ownership interest under FAS 57 "Related Party Disclosures" of more than 10% of Genentech's voting stock. During 2000, we entered into an arrangement with our collaboration partner, Novartis, whereby Novartis is required to fund a portion of the cost of our Xolair inventory until the product is approved for marketing by the FDA. This amount is required to be returned to Novartis upon the earlier of regulatory approval of Xolair in the U.S. or the European Union, and has been recorded in other accrued liabilities in our financial statements. The amount payable to Novartis was $37.8 million at December 31, 2002 and $38.4 million at December 31, 2001 (no amounts were payable at December 31, 2000). Reimbursements for ongoing development expenses, net of expenses incurred by Novartis, totaled $4.0 million in 2002. In 2000, $3.6 million was payable to Novartis for development and commercial expenses, net of expenses incurred by us. The net expense in 2001 was not material.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Capital Resources	2002	2001	2000

December 31:
Cash, cash equivalents, short-term investments, long-term marketable debt and equity securities, and nonmarketable debt securities	$1,601.9	$2,864.9	$2,459.4
Working capital	1,436.1	1,557.6	1,340.1
Current ratio	3.2:1	3.3:1	4.0:1
Year Ended December 31:
Cash provided by (used in):
Operating activities	587.7	480.6	193.5
Investing activities	(6.5)	(704.0)	(160.2)
Financing activities	(768.3)	67.2	180.4
Capital expenditures (included in investing activities above)	(322.8)	(213.4)	(112.7)

            In 2002 and 2001, we used cash generated from operations, income from investments and proceeds from stock issuances to fund operations, purchase marketable securities, make capital and equity investments, redeem our debentures which matured in the first quarter of 2002, and to make stock repurchases. In addition, in 2002, we pledged $630.0 million in cash and investments to secure the surety bond related to the City of Hope Medical Center judgment. (See the "Leases, Commitments and Contingencies" note in the Notes to Consolidated Statements of Part II, Item 8 of this Form 10-K for further information regarding the City of Hope litigation and related surety bond.)

            On October 31, 2001, our Board of Directors authorized a stock repurchase program to repurchase up to 13.0 million shares for an amount not to exceed $625.0 million of our common stock over a 12 month period. On August 15, 2002, our Board of Directors authorized an extension of the stock repurchase program through June 30, 2003, for the repurchase of additional shares for an amount not to exceed an additional $375.0 million of our common stock, increasing the program to a total of approximately 29.6 million shares and an amount not to exceed a total of $1.0 billion. Purchases may be made in the open market or in privately negotiated transactions from time to time at management's discretion. We may also engage in transactions in other Genentech securities in conjunction with the repurchase program, including derivative securities. We also entered into a 10b5-1 insider trading plan on February 8, 2002, to repurchase shares in the open market during those periods each quarter when trading in our stock by insiders is restricted under our insider trading policy. Under its terms, the 10b5-1 plan terminated on October 11, 2002, the date on which a total of 3.0 million shares had been purchased under the plan during the period from February 8, 2002 to October 11, 2002. Due to the extension of the stock repurchase program, another 10b5-1 trading plan was entered into on November 13, 2002, to repurchase shares in the open market during those periods each quarter when trading in our stock is restricted under our insider trading policy. This plan covers 2.5 million shares. Under the stock repurchase program approved by our Board of Directors, we repurchased approximately 18.2 million shares of our common stock in 2002 at a cost of approximately $692.8 million. Of those shares repurchased, the number of shares repurchased under our 10b5-1 trading plans were approximately 3.6 million during 2002. In 2001, we repurchased 900,000 shares of our common stock at a cost of $39.7 million, of which 800,000 shares were repurchased with the approval of our Board of Directors at a cost of $34.0 million prior to our adoption of the stock repurchase program, and 100,000 shares were repurchased at a cost of $5.7 million under the stock repurchase program approved by our Board of Directors. Under the stock repurchase program to date, we repurchased approximately 18.3 million shares of our common stock at a cost of approximately $698.4 million during the period from November 1, 2001, through December 31, 2002.

            Capital expenditures in 2002 were primarily due to the purchase of land, and an increase in the construction of and improvements to manufacturing and R&D facilities. Capital expenditures in 2001 primarily consisted of equipment purchases and improvements to existing manufacturing and service facilities.

            Our short-term debt at December 31, 2001, consisted of $149.7 million of convertible subordinated debentures, with interest payable at 5%, matured on March 27, 2002. We redeemed the debentures in cash at maturity.

            We believe that our cash, cash equivalents and short-term investments, together with funds provided by operations and leasing arrangements, will be sufficient to meet our foreseeable operating cash requirements including any cash utilized under our stock repurchase program. In addition, we believe we could access additional funds from the debt and, under certain circumstances, capital markets. See also "Our Affiliation Agreement With Roche Could Adversely Affect Our Cash Position" below for factors that could negatively affect our cash position and the "Leases, Commitments and Contingencies" note in the Notes to Consolidated Statements of Part II, Item 8 of this Form 10-K.

            We lease various real properties under operating leases that generally require us to pay taxes, insurance, maintenance and minimum lease payments. Some of our leases have renewable options. Four of our operating leases are commonly referred to as synthetic leases. A synthetic lease represents a form of off-balance sheet financing under which an unrelated third-party funds 100% of the costs of the acquisition and/or construction of the property and leases the asset to a lessee (Genentech), and at least 3% of the third-party funds represent at-risk equity. As the lessee, our synthetic leases are treated as operating leases for accounting purposes and as financing leases for tax purposes. (See also below regarding FASB's, Interpretation No. 46). Under our synthetic lease structures, upon termination or expiration, at our option, we must either purchase the property from the lessor at a predetermined amount that does not constitute a purchase at less than fair market value, sell the real property to a third-party, or renew the lease arrangement. If the property is sold to a third-party at an amount less than the amount financed by the lessor, we have agreed under residual value guarantees to pay the lessor up to an agreed upon percentage of the amount financed by the lessor.

            Three of our synthetic leases were entered into with BNP Paribas Leasing Corporation (or BNP), a wholly-owned subsidiary of BNP Paribas, who leases directly to us various buildings that we occupy in South San Francisco, California. Under one of these BNP leases, we are required to maintain cash collateral of $56.6 million, which we have included in our consolidated balance sheets as restricted cash. In May 2002, we paid the remaining balance on a fourth synthetic lease with BNP and exercised our purchase option to buy the leased property at its estimated fair value of $22.5 million. The purchased property has been included in property, plant and equipment in our consolidated balance sheet as of December 31, 2002.

            The most significant of our synthetic leases relates to our manufacturing facility located in Vacaville, California. In November 2001, we completed a synthetic lease transaction for this facility, which had previously been leased to us under a predecessor synthetic lease. This new synthetic lease is structured differently from our other synthetic leases with BNP. As the lessee, we lease the property from an unrelated special purpose trust (owner/lessor) under an operating lease agreement for five years ending November 2006. Third-party financing is provided in the form of a 3% at-risk equity participation from investors and 97% debt commitment. Investors' equity contributions were equal to or greater than 3% of the fair value of the property at the lease's inception and are required to remain so for the term of the lease. A bankruptcy remote, special purpose corporation (SPC) was formed to fund the debt portion through the issuance of commercial paper notes. The SPC lends the proceeds from the commercial paper to the owner/lessor, who issues promissory notes to the SPC. The SPC loans mature in November 2006. The SPC promissory notes are supported by a credit facility provided by financing institutions and draws are generally available under that credit facility to repay the SPC's commercial paper. The collateral for the SPC loans includes the leased property, and an interest in the residual value guarantee provided by us. As the lessee, at any time during the lease term, we have the option to purchase the property at an amount that does not constitute a purchase at less than fair market value. Our off-balance sheet contingent liability under the residual value guarantees is summarized in the table below.

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

            Future minimum lease payments under operating leases, exclusive of the residual value guarantees, executory costs and sublease income, at December 31, 2002, are as follows (in millions). These minimum lease payments were computed based on interest rates current at that time which are subject to fluctuations in certain market-based interest rates:

	2003	2004	2005	2006	2007	Thereafter	Total

Synthetic leases	$9.6	$9.4	$8.8	$8.8	$1.3	$-	$37.9
Other operating leases	4.8	3.3	3.1	2.6	2.4	5.2	21.4

Total	$14.4	$12.7	$11.9	$11.4	$3.7	$5.2	$59.3

            The following summarizes the approximate assumed carrying values of the leased properties as of December 31, 2002, which represents the initial fair values of the facilities at the inception of the related lease, less assumed depreciation through June 30, 2003, and residual value guarantee amounts for our synthetic leases (in millions):

	Approximate Initial Fair Value of Leased Property	Estimated Accumulated Depreciation	Estimated Carrying Value	Lease Expiration	Maximum Residual Value Guarantee

South San Francisco Lease 1	$56.6	$21.4	$35.2	07/2004	$48.1
South San Francisco Lease 2	152.0	29.2	122.8	06/2007	129.2
South San Francisco Lease 3	25.0	4.9	20.1	01/2004	21.3
Vacaville Lease	425.0	66.0	359.0	11/2006	371.8

Total	$658.6	$121.5	$537.1		$570.4

            We believe that there have been no impairments in the fair value or use of the properties that we lease under synthetic leases wherein we believe that we would be required to pay amounts under any of the residual value guarantees. We will continue to assess the fair values of the underlying properties and the use of the properties for impairment on an annual basis.

            The maximum exposure to loss on our synthetic leases include (i) residual value guarantee payments as shown above, (ii) certain tax indemnifications in the event the third-parties are obligated for certain federal, state or local taxes as a result of their participation in the transaction, and (iii) indemnification for various losses, costs and expenses incurred by the third-party participants as a result of their ownership of the leased property or participation in the transaction, and as a result of the environmental condition of the property. The additional taxes, losses and expenses as describe in (ii) and (iii) are contingent upon the existence of certain conditions and, therefore, would not be quantifiable at this time. However, we do not expect these additional taxes, losses and expenses to be material. In the case of Lease 1, the lessor (BNP) holds cash collateral of $56.6 million as a source of payment for Genentech's obligation for the residual value guarantee payments and other amounts we owe under the lease.

            Under the FASB's new rule, Interpretation No. 46 (or FIN46), "Consolidation of Variable Interest Entities," it is likely that some or all of the above synthetic leasing structures qualify as variable interest entities of which Genentech, as the primary beneficiary, would be required to consolidate these entities. We have determined that the leasing structure used in the Vacaville Lease will likely qualify as a variable interest entity under FIN 46. Accordingly, with respect to our Vacaville Lease, we estimate that we will need to consolidate assets of $359.0 million, net of accumulated depreciation, liabilities of $412.3 million and noncontrolling interests of $12.7 million, and expect to record a charge of $39.6 million, net of tax, as a cumulative effect of an accounting change on July 1, 2003. With regard to BNP Lease 1, 2 and 3, we are currently evaluating these leases and are seeking additional information from the lessor and its advisors and have not concluded whether it is reasonably possible that we would be required to record the specific assets and liabilities associated with these leases in our financial statements on July 1, 2003.

            Alternatively, we may restructure or repay these leasing obligations prior to our adoption of FIN 46 on July 1, 2003.

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

            We also have a stock repurchase program in place and one purpose of the program is to manage the dilutive effect generated by the exercise of stock options. All stock option grants are made after a review by, and with the approval of, the Compensation Committee of the Board of Directors. See "The Compensation Committee Report" appearing in our Proxy Statement for further information concerning the policies and procedures of the Compensation Committee regarding the use of stock options.

General Option Information

Summary of Option Activity

		Options Outstanding

(Shares in thousands)	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price

December 31, 2000	8,131	40,945	$39.84
Grants	(10,740)	10,740	42.58
Exercises	-	(2,899)	24.69
Cancellations(1)	2,118	(2,146)	45.84
Additional shares reserved	15,000	-	-

December 31, 2001	14,509	46,640	41.06

Grants	(12,655)	12,655	28.98
Exercises	-	(1,673)	23.43
Cancellations(1)	2,195	(2,203)	53.16
Additional shares reserved	-	-	-

December 31, 2002	4,049	55,419	$38.37

(1)

We currently only grant shares under our amended and restated 1999 Stock Plan. Cancellations from options granted under previous plans are not added back to the shares reserved for issuance under the 1999 Stock Plan.

In-the-Money and Out-of-the-Money Option Information

	Exercisable		Unexercisable		Total

As of December 31, 2002 (Shares in thousands)	Shares	Wtd. Avg. Exercise Price	Shares	Wtd. Avg. Exercise Price	Shares	Wtd. Avg. Exercise Price

In-the-Money	18,226	$22.86	12,616	$28.37	30,842	$25.11
Out-of-the-Money(1)	12,096	56.03	12,481	53.99	24,577	55.00

Total Options Outstanding	30,322		25,097		55,419

(1)	Out-of-the-money options are those options with an exercise price equal to or greater than the fair market value of Genentech Common Stock, $33.16, at the close of business on December 31, 2002.

Distribution and Dilutive Effect of Options

Employee and Executive Officer Option Grants

	2002	2001	2000

Net grants during the year as % of outstanding shares	1.98%	1.64%	1.48%
Grants to Named Executive Officers* during the period as % of outstanding shares	0.25%	0.22%	0.24%
Grants to Named Executive Officers during the year as % of total options granted	10.27%	10.52%	12.32%

*	"Named Executive Officers" refers to our CEO and our four other most highly compensated executive officers as defined under Item 402(a)(3) of Regulation S-K of the federal securities laws.

Equity Compensation Plan Information

            All of our equity compensation plans under which options are currently outstanding have been approved by our stockholders.

FORWARD-LOOKING INFORMATION AND CAUTIONARY FACTORS
THAT MAY AFFECT FUTURE RESULTS

            This Form 10-K contains forward-looking information based on our current expectations. Because our actual results may differ materially from any forward-looking statements made by or on behalf of Genentech, this section includes a discussion of important factors that could affect our actual future results, including, but not limited to, our product sales, royalties, contract revenues, expenses, net income (loss) and earnings (loss) per share.

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

  Failure to receive the necessary regulatory approvals or a delay in receiving such approvals. Among other things, such delays may be caused by slow enrollment in clinical studies, length of time to achieve study endpoints, additional time requirements for data analysis, Biologics License Application (or BLA) preparation, discussions with the U.S. Food and Drug Administration (or FDA), an FDA request for additional preclinical or clinical data, or unexpected safety or manufacturing issues.

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

  As part of our strategy, we invest in R&D. R&D as a percent of revenues can fluctuate with the changes in future levels of revenue. Lower revenues can lead to more limited spending on R&D efforts.

  Future levels of revenue.

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

Difficulties or Delays in Product Manufacturing Could Harm Our Business

            We currently produce all of our products at our manufacturing facilities located in South San Francisco, California and Vacaville, California or through various contract manufacturing arrangements. Problems with any of our or our contractors' manufacturing processes could result in failure to produce adequate product supplies or product defects, which could require us to delay shipment of products, recall products previously shipped or be unable to supply products at all.

            In addition, any prolonged interruption in the operations of our or our contractors' manufacturing facilities could result in cancellations of shipments, loss of product in the process of being manufactured, or a shortfall of available product inventory. A number of factors could cause interruptions, including equipment malfunctions or failures, damage to a facility due to natural disasters, including earthquakes as our South San Francisco facilities are located in an area where earthquakes could occur, changes in FDA regulatory requirements or standards that require modifications to our manufacturing processes, action by the FDA that results in the halting of production of one or more of our products due to regulatory issues, a contract manufacturer going out of business or other similar factors. Because our manufacturing processes and those of our contractors are highly complex and are subject to a lengthy FDA approval process, alternative qualified production capacity may not be available on a timely basis or at all. Difficulties or delays in our and our contractors' manufacturing and supply of existing or new products could increase our costs, cause us to lose revenue or market share and damage our reputation. We may also experience insufficient available capacity to manufacture existing or new products which could cause shortfalls of available product inventory or we may have an excess of available capacity (for example, if we are unable to manufacture ENBREL in our facilities) which could lead to an idling of a portion of our manufacturing facilities and incurring idle plant costs, resulting in an increase in our costs of sales.

Protecting Our Proprietary Rights Is Difficult and Costly

            The patent positions of pharmaceutical and biotechnology companies can be highly uncertain and involve complex legal and factual questions. Accordingly, we cannot predict the breadth of claims allowed in these companies' patents. Patent disputes are frequent and can preclude the commercialization of products. We have in the past been, are currently, and may in the future be, involved in material patent litigation, such as the matters discussed in "Legal Proceedings," in Part I, Item 3 of this Form 10-K. Patent litigation is costly in its own right and could subject us to significant liabilities to third parties. In addition, an adverse decision could force us to either obtain third-party licenses at a material cost or cease using the technology or product in dispute.

            The presence of patents or other proprietary rights belonging to other parties may lead to our termination of the R&D of a particular product.

            We believe that we have strong patent protection or the potential for strong patent protection for a number of our products that generate sales and royalty revenue or that we are developing. However, it is for the courts in the U.S. and in other jurisdictions ultimately to determine the strength of that patent protection.

The Outcome of, and Costs Relating to, Pending Litigation are Uncertain

            Litigation to which we are currently or have been subjected relates to, among other things, our patent and other intellectual property rights, licensing arrangements with other persons, product liability and financing activities.

We cannot predict with certainty the eventual outcome of pending litigation, which may include an injunction of the manufacture or sale of a product or potential product or a significant jury verdict or punitive damages award, or a judgment that certain of our patent or other intellectual property rights are invalid or unenforceable. Furthermore, we may have to incur substantial expense in defending these lawsuits.

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

            Third, in the non-Hodgkin's lymphoma market, Corixa Corporation filed a revised BLA and received a positive review by the FDA's Oncology Drugs Advisory Committee in December 2002, for Bexxar™ (tositumomab and iodine I 131 tositumomab), which may potentially compete with our product Rituxan. IDEC received marketing approval from the FDA and began commercial shipments in late March 2002 for Zevalin™ (ibritumomab tiuxetan), a product which could also potentially compete with Rituxan. Both Bexxar and Zevalin are radiolabeled molecules while Rituxan is not. We are also aware of other potentially competitive biologic therapies for non-Hodgkin's lymphoma in development.

Other Competitive Factors Could Affect Our Product Sales

            Other competitive factors that could affect our product sales include, but are not limited to:

  The timing of FDA approval, if any, of competitive products.

  Our pricing decisions, including a decision to increase or decrease the price of a product, and the pricing decisions of our competitors.

  Government and third-party payer reimbursement and coverage decisions that affect the utilization of our products and competing products.

  Negative data from new clinical studies could cause the utilization and sales of our products to decrease.

  The degree of patent protection afforded our products by patents granted to us and by the outcome of litigation involving our patents.

  The outcome of litigation involving patents of other companies concerning our products or processes related to production and formulation of those products or uses of those products. For example, as described in "Legal Proceedings," in Part I, Item 3 of this Form 10-K, at various times other companies have filed patent infringement lawsuits against us alleging that the manufacture, use and sale of certain of our products infringe their patents.

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

Insurance Coverage is Increasingly More Difficult to Obtain or Maintain

            While we currently have insurance for our business, property and our products, first- and third-party insurance is increasingly more costly and narrower in scope, and we may be required to assume more risk in the future. If we are subject to third-party claims or suffer a loss or damage in excess of our insurance coverage, we may be required to share that risk in excess of our insurance limits. Furthermore, any first- or third-party claims made on our insurance policy may impact our ability to obtain or maintain insurance coverage at reasonable costs or at all in the future.

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

Fluctuations in Our Operating Results Could Affect the Price of Our Common Stock

            Our operating results may vary from period to period for several reasons including:

  The overall competitive environment for our products as described in "We Face Growing and New Competition" above.

  The amount and timing of sales to customers in the United States. For example, sales of a product may increase or decrease due to fluctuations in distributor buying patterns or sales initiatives that we may undertake from time to time.

  The amount and timing of our sales to Hoffmann-La Roche and our other partners of products for sale outside of the United States and the amount and timing of sales to their respective customers, which directly impact both our product sales and royalty revenues.

  The timing and volume of bulk shipments to licensees.

  The availability and extent of government and private third-party reimbursements for the cost of therapy.

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

Our Stock Price, Like That of Many Biotechnology Companies, Is Highly Volatile

            The market prices for securities of biotechnology companies in general have been highly volatile and may continue to be highly volatile in the future. In addition, the market price of our common stock has been and may continue to be volatile.

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

In Connection With the Redemption of Our Special Common Stock, We Recorded Substantial Goodwill and Other Intangibles, the Amortization or Impairment of Which May Adversely Affect Our Earnings

            As a result of the redemption of our Special Common Stock, Roche owned all of our outstanding common stock. Consequently, push-down accounting under generally accepted accounting principles in the U.S. was required. Push-down accounting required us to establish a new accounting basis for our assets and liabilities, based on Roche's cost in acquiring all of our stock. In other words, Roche's cost of acquiring Genentech was "pushed down" to us and reflected on our financial statements. Push-down accounting required us to record goodwill of approximately $1,685.7 million and other intangible assets of $1,499.0 million on June 30, 1999. The other intangible assets are being amortized over their estimated useful lives ranging from 5 to 15 years. See the "Goodwill and Other Intangible Assets" note in the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K for further information on these other intangible assets.

            Statement of Financial Accounting Standards (or FAS) No. 142, "Goodwill and Other Intangible Assets," which was adopted January 1, 2002, requires that goodwill not be amortized, but rather be subject to an impairment test at least annually. Separately identified and recognized intangible assets resulting from business combinations completed before July 1, 2001, that did not meet the new criteria under FAS 141, "Business Combinations," for separate recognition of intangible assets have been reclassified into goodwill upon adoption. These intangible assets included our trained and assembled workforce. In addition, the useful lives of recognized intangible assets acquired in transactions completed before July 1, 2001, will be reassessed at each reporting date and the remaining amortization periods adjusted accordingly. At least annually, we will evaluate whether events and circumstances have occurred that indicate the remaining balance of goodwill and other intangible assets may not be recoverable. If our evaluation of the assets results in a possible impairment, we may have to reduce the carrying value of our intangible assets. This could have a material adverse effect on our financial condition and results of operations during the periods in which we recognize a reduction. We may have to write down intangible assets in future periods. We performed an impairment test of goodwill at transition on January 1, 2002, and an annual impairment test on September 30, 2002, and found no impairment. For more information about push-down accounting, see the "Redemption of Our Special Common Stock" note in the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K. For more information regarding FAS 142 and 141, see the "Description of Business and Summary of Significant Accounting Policies" and the "Goodwill and Other Intangible Assets" notes in the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K.

Future Stock Repurchases Could Adversely Affect Our Cash Position

            On October 31, 2001, our Board of Directors authorized a stock repurchase program to repurchase up to 13.0 million shares for an amount not to exceed $625.0 million of our common stock over a 12 month period. On August 15, 2002, our Board of Directors authorized an extension of the stock repurchase program through June 30, 2003, for the repurchase of additional shares for an amount not to exceed an additional $375.0 million of our common stock, increasing the program to a total of approximately 29.6 million shares and an amount not to exceed a total of $1.0 billion. Purchases may be made in the open market or in privately negotiated transactions from time to time at management's discretion. We may also engage in transactions in other Genentech securities in conjunction with the repurchase program, including derivative securities. We also entered into a 10b5-1 insider trading plan on February 8, 2002, to repurchase shares in the open market during those periods each quarter when trading in our stock by insiders is restricted under our insider trading policy. Under its terms, the 10b5-1 plan terminated on October 11, 2002, the date on which a total of 3.0 million shares had been purchased under the plan during the period from February 8, 2002 to October 11, 2002. Due to the extension of the stock repurchase program, another 10b5-1 trading plan was entered into on November 13, 2002, to repurchase shares in the open market during those periods each quarter when trading in our stock is restricted under our insider trading policy. This plan covers 2.5 million shares. Under the stock repurchase program approved by our Board of Directors, we repurchased approximately 18.2 million shares of our common stock in 2002 at a cost of approximately $692.8 million. Of those shares repurchased, the number of shares repurchased under our 10b5-1 trading plans were approximately 3.6 million during 2002. In 2001, we repurchased 900,000 shares of our common stock at a cost of $39.7 million, of which 800,000 shares were repurchased with the approval of our Board of Directors at a cost of $34.0 million prior to our adoption of the stock repurchase program, and 100,000 shares were repurchased at a cost of $5.7 million under the stock repurchase program approved by our Board of Directors. Under the stock repurchase program to date, we repurchased approximately 18.3 million shares of our common stock at a cost of approximately $698.4 million during the period from November 1, 2001, through December 31, 2002.

            While the dollar amounts associated with these future stock repurchases cannot currently be estimated, these stock repurchases could have a material adverse effect on our cash position, credit rating and ability to access capital in the financial markets, and could limit our ability to use our capital stock as consideration for acquisitions. For more information on our stock repurchase program, see the "Liquidity and Capital Resources" section above and the item immediately following.

Our Affiliation Agreement With Roche Could Adversely Affect Our Cash Position

            Our affiliation agreement with Roche provides that we establish a stock repurchase program designed to maintain Roche's percentage ownership interest in our common stock based on an established Minimum Percentage. For more information on our stock repurchase program, see the "Capital Stock" note in the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K. See the "Relationship With Roche -- Roche's Ability to Maintain Its Percentage Ownership Interest in Our Stock" note in the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K for information regarding the Minimum Percentage.

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

Future Sales of Our Common Stock by Roche Could Cause the Price of Our Common Stock to Decline

            As of December 31, 2002, Roche owned 306,594,352 shares of our common stock or 59.8% of our outstanding shares. All of our shares owned by Roche are eligible for sale in the public market subject to compliance with the applicable securities laws. We have agreed that, upon Roche's request, we will file one or more registration statements under the Securities Act in order to permit Roche to offer and sell shares of our common stock. Sales of a substantial number of shares of our common stock by Roche in the public market could adversely affect the market price of our common stock.

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

  Require us to establish a stock repurchase program designed to maintain Roche's percentage ownership interest in our common stock based on an established Minimum Percentage. For information regarding Minimum Percentage, see the "Relationship With Roche -- Roche's Ability to Maintain Its Percentage Ownership Interest in Our Stock" note in the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K. For more information on our stock repurchase program, see the "Capital Stock" note in the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K.

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

            The estimated exposures discussed below are intended to measure the maximum amount we could lose from adverse market movements in interest rates, foreign currency exchange rates and equity investment prices, given a specified confidence level, over a given period of time. Loss is defined in the value at risk estimation as fair market value loss. The exposures to interest rate, foreign currency exchange rate and equity investment price changes are calculated based on proprietary modeling techniques from a Monte Carlo simulation value at risk model using a 21-trading days holding period and a 95% confidence level. The value at risk model assumes non-linear financial returns and generates potential paths various market prices could take and tracks the hypothetical performance of a portfolio under each scenario to approximate its financial return. The value at risk model takes into account correlations and diversification across market factors, including interest rates, foreign currencies and equity prices. Hedge instruments are modeled as positions on the actual underlying securities. No proxies were used. Market volatilities and correlations are based on one year historical times-series provided by J.P. Morgan Riskmetrics™ as of December 31, 2002.

      Our Interest Income is Subject to Fluctuations in Interest Rates

            Our material interest-bearing assets, or interest-bearing portfolio, consisted of cash, cash equivalents, restricted cash, short-term investments, convertible preferred stock investments, nonmarketable debt securities, long-term investments and interest-bearing forward contracts. The balance of our interest-bearing portfolio was $2,011.8 million or 30% of total assets at December 31, 2002. Interest income related to this portfolio was $101.4 million or 4% of total revenues. Our interest income is sensitive to changes in the general level of interest rates, primarily U.S. interest rates. In this regard, changes in U.S. interest rates affect the interest-bearing portfolio. To mitigate the impact of fluctuations in U.S. interest rates, for a portion of our portfolio, we may enter into swap transactions which involve the receipt of fixed rate interest and the payment of floating rate interest without the exchange of the underlying principal.

            Based on our overall interest rate exposure at December 31, 2002, including derivative and other interest rate sensitive instruments, a near-term change in interest rates, within a 95% confidence level based on historical interest rate movements could result in a potential loss in fair value of our interest rate sensitive instruments of $14.1 million. At December 31, 2001, the potential loss in fair value of our interest rate sensitive instruments was $32.2 million. At December 31, 2000, we estimated that the potential losses in fair value of our interest rate sensitive instruments were not material.

      We Are Exposed to Risks Relating to Foreign Currency Exchange Rates and Foreign Economic Conditions

            We receive royalty revenues from licensees selling products in countries throughout the world. As a result, our financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which our licensed products are sold. We are exposed to changes in exchange rates in Europe, Asia (primarily Japan) and Canada. Our exposure to foreign exchange rates primarily exists with the Swiss franc. When the dollar strengthens against the currencies in these countries, the dollar value of foreign-currency denominated revenue decreases; when the dollar weakens, the dollar value of the foreign-currency denominated revenues increases. Accordingly, changes in exchange rates, and in particular a strengthening of the dollar, may adversely affect our royalty revenues as expressed in dollars. Exchange rate exposures on these royalties are being offset by expenses arising from our foreign manufacturing facility as well as non-dollar expenses incurred in our collaborations. Currently, our foreign royalty revenues exceed our foreign expenses. In addition, as part of our overall investment strategy, a portion of our portfolio is primarily in non-dollar denominated investments. As a result, we are exposed to changes in the exchange rates of the countries in which these non-dollar denominated investments are made.

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

            Based on our overall currency rate exposure at December 31, 2002, 2001 and 2000, including derivative and other foreign currency sensitive instruments, a near-term change in currency rates within a 95% confidence level based on historical currency rate movements would not materially affect the fair value of our foreign currency sensitive instruments.

      Our Investments in Equity Securities Are Subject to Market Risks

            As part of our strategic alliance efforts, we invest in equity instruments of biotechnology companies. Our biotechnology equity investment portfolio totaled $276.6 million or 4% of total assets at December 31, 2002. These investments are subject to fluctuations from market value changes in stock prices. For example, in 2002 and 2001, we recorded charges related to the write-down of certain equity security investments that had other than temporary impairments.

            To mitigate the risk of market value fluctuation, certain equity securities are hedged with zero-cost collars and forward contracts. A zero-cost collar is a purchased put option and a written call option in which the cost of the purchased put and the proceeds of the written call offset each other; therefore, there is no initial cost or cash outflow for these instruments at the time of purchase. The purchased put protects us from a decline in the market value of the security below a certain minimum level (the put "strike" level), while the call effectively limits our potential to benefit from an increase in the market value of the security above a certain maximum level (the call "strike" level). A forward contract is a derivative instrument where we lock-in the termination price we receive from the sale of stock based on a pre-determined spot price. The forward contract protects us from a decline in the market value of the security below the spot price and limits our potential benefit from an increase in the market value of the security above the spot price. Throughout the life of the contract, we receive interest income based on the notional amount and a floating-rate index. In addition, as part of our strategic alliance efforts, we hold dividend-bearing convertible preferred stock and have made interest-bearing loans that are convertible into the equity securities of the debtor. Depending on market conditions, we may determine that in 2003 certain of our other unhedged equity security investments are impaired, which would result in additional write-downs of those equity security investments.

            Based on our overall exposure to fluctuations from market value changes in marketable equity prices at December 31, 2002, a near-term change in equity prices within a 95% confidence level based on historic volatilities could result in a potential loss in fair value of our equity securities portfolio of $23.0 million. We estimated that the potential loss in fair value of our equity securities portfolio was $22.7 million at December 31, 2001 and $94.0 million at December 31, 2000.

      We Are Exposed to Credit Risk of Counterparties

            We could be exposed to losses related to the financial instruments described above should one of our counterparties default. We attempt to mitigate this risk through credit monitoring procedures.

The Company's Effective Tax Rate May Vary Significantly

            Various internal and external factors may have favorable or unfavorable effects on our future effective tax rate. These factors include but are not limited to changes in tax laws, regulations and/or rates, changing interpretations of existing tax laws or regulations, future levels of R&D spending, future levels of capital expenditures, and our success in R&D and commercializing biotherapeutics.

New and Potential New Accounting Pronouncements May Impact Our Future Financial Position and Results of Operations

            On June 30, 2002, the Financial Accounting Standards Board (or FASB) issued FAS 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses accounting for restructuring, discontinued operation, plant closing, or other exit or disposal activity. FAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. FAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The adoption of FAS 146 is not expected to have a significant impact on our financial position and results of operations.

            In November 2002, the FASB issued Interpretation No. 45 (or FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 elaborates on the existing disclosure requirements for most guarantees, including residual value guarantees issued in conjunction with operating lease agreements. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value of the obligation it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. Our adoption of FIN 45 is not expected to have a material impact on our results of operations and financial position. See the "Leases, Commitments and Contingencies" note in the Notes to Consolidated Financial Statements of Part II, Item 8 of this Form 10-K regarding our disclosures on residual value guarantees and our exposure related to our agreement with Serono S.A.

            In January 2003, the FASB issued Interpretation No. 46 (or FIN 46), "Consolidation of Variable Interest Entities." FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. A variable interest entity is a corporation, partnership, trust, or any other legal structures used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. A variable interest entity often holds financial assets, including loans or receivables, real estate or other property. A variable interest entity may be essentially passive or it may engage in research and development or other activities on behalf of another company. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. See the "Leases, Commitments and Contingencies" note in the Notes to Consolidated Financial Statements of Part II, Item 8 of this Form 10-K for expanded disclosures.

            There may be potential new accounting pronouncements or regulatory rulings which may have an impact on our future financial position and results of operations. In particular, there are a number of rule changes and proposed legislative initiatives following the recent corporate bankruptcies and failures which could result in changes in accounting rules, including the accounting of employee stock options as an expense. These and other potential changes could materially impact our assets and liabilities, and the expenses we report under generally accepted accounting principles, and could adversely affect our operating results or financial condition.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

            Refer to the section labeled "Forward-Looking Information and Cautionary Factors That May Affect Future Results-We Are Exposed to Market Risk" of Part II, Item 7 of this Form 10-K.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders of Genentech, Inc.

            We have audited the accompanying consolidated balance sheets of Genentech, Inc. as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of Genentech, Inc.'s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

            In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Genentech, Inc. at December 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

            As discussed in the notes to the consolidated financial statements, in 2002 the Company changed its method of accounting for goodwill and other intangible assets, in 2001 the Company changed its method of accounting for derivative instruments and hedging activities, and in 2000 the Company changed its method of accounting for revenue recognition.

/s/ ERNST & YOUNG LLP

Palo Alto, California
January 14, 2003,
except for the note titled
Subsequent Event, as
to which the date is
February 12, 2003

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended December 31,

	2002	2001	2000

Revenues
Product sales (including amounts from related party: 2002-$117,257; 2001-$76,290; 2000-$67,392)	$2,163,665	$1,742,897	$1,278,344
Royalties (including amounts from related party: 2002-$152,642; 2001-$87,854; 2000-$46,795)	365,550	264,475	207,241
Contract and other (including amounts from related parties: 2002-$13,348; 2001-$5,754; 2000-$3,506)	88,652	74,361	160,363
Interest income	101,379	130,544	90,408

Total revenues	2,719,246	2,212,277	1,736,356
Costs and expenses
Cost of sales (including amounts for related party: 2002-$99,150; 2001-$63,761; 2000-$56,674)	441,630	354,442	364,892
Research and development (including contract related: 2002-$24,060; 2001-$9,434; 2000-$25,709)	623,482	526,230	489,879
Marketing, general and administrative	573,289	474,410	368,224
Collaboration profit sharing	350,725	246,657	128,812
Recurring charges related to redemption	155,713	321,816	375,300
Special charges: litigation-related	543,905	-	-
Interest expense	753	5,736	5,276

Total costs and expenses	2,689,497	1,929,291	1,732,383
Income before taxes and cumulative effect of accounting change	29,749	282,986	3,973
Income tax (benefit) provision	(34,038)	127,112	20,414

Income (loss) before cumulative effect of accounting change	63,787	155,874	(16,441)
Cumulative effect of accounting change, net of tax	-	(5,638)	(57,800)

Net income (loss)	$63,787	$150,236	$(74,241)

Earnings (loss) per share:
Basic:
Earnings (loss) before cumulative effect of accounting change	$0.12	$0.30	$(0.03)
Cumulative effect of accounting change, net of tax	-	(0.01)	(0.11)

Net earnings (loss) per share	$0.12	$0.29	$(0.14)

Diluted:
Earnings (loss) before cumulative effect of accounting change	$0.12	$0.29	$(0.03)
Cumulative effect of accounting change, net of tax	-	(0.01)	(0.11)

Net earnings (loss) per share	$0.12	$0.28	$(0.14)

Weighted-average shares used to compute basic earnings (loss) per share	519,192	527,022	522,179

Weighted-average shares used to compute diluted earnings (loss) per share	524,408	535,291	522,179

Pro forma amounts assuming the new revenue recognition policy was applied retroactively (unaudited):
Net loss	-	-	$(16,441)

___________

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,

	2002	2001	2000

Cash flows from operating activities:
Net income (loss)	$63,787	$150,236	$(74,241)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	274,955	428,091	463,004
Deferred income taxes	(196,644)	29,357	(196,782)
Gain on sales of securities available-for-sale	(53,710)	(30,001)	(132,307)
Loss on sales of securities available-for-sale	5,868	2,011	3,957
Write-down of securities available-for-sale	40,759	27,504	4,800
Loss on fixed asset dispositions	15,883	4,211	1,123
Changes in assets and liabilities:
Litigation-related liability	552,185	-	-
Investments in trading securities	(121,986)	(85,712)	(20,963)
Receivables and other current assets	(107,483)	(59,512)	(103,863)
Inventories, including inventory write-up effect	(36,596)	(91,116)	9,415
Accounts payable, other current liabilities and other long-term liabilities	150,682	105,558	239,388

Net cash provided by operating activities	587,700	480,627	193,531
Cash flows from investing activities:
Purchases of securities available-for-sale	(806,444)	(1,559,230)	(560,405)
Proceeds from sales and maturities of securities available-for-sale	1,746,198	1,084,546	574,145
Purchases of nonmarketable equity securities	(6,290)	(5,830)	(5,663)
Capital expenditures	(322,832)	(213,351)	(112,681)
Change in other assets	12,875	(10,105)	(55,604)
Transfer to restricted cash	(630,000)	-	-

Net cash used in investing activities	(6,493)	(703,970)	(160,208)
Cash flows from financing activities:
Stock issuances	74,164	106,866	180,379
Stock repurchases	(692,752)	(39,704)	-
Repayment of short-term debt	(149,692)	-	-

Net cash (used in) provided by financing activities	(768,280)	67,162	180,379

Net (decrease) increase in cash and cash equivalents	(187,073)	(156,181)	213,702
Cash and cash equivalents at beginning of year	395,203	551,384	337,682

Cash and cash equivalents at end of year	$208,130	$395,203	$551,384

Supplemental cash flow data:
Cash paid during the year for:
Interest	$7,482	$7,493	$7,493
Income taxes paid (received)	128,108	36,450	(5,005)
Stock received as consideration for outstanding loans	-	6,490	5,000

___________

See Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except par value)

	December 31,

	2002	2001

Assets:
Current assets:
Cash and cash equivalents	$208,130	$395,203
Short-term investments	826,442	952,875
Accounts receivable - trade (net of allowances of: 2002-$16,827; 2001-$17,337)	224,343	193,203
Accounts receivable - other (net of allowances of: 2002-$5,004; 2001-$5,005)	87,244	55,270
Accounts receivable - related parties	106,894	66,867
Inventories	393,542	356,946
Deferred tax assets	82,299	139,567
Hedge receivable	103,148	22,567
Prepaid expenses and other current assets	50,742	38,896

Total current assets	2,082,784	2,221,394
Long-term marketable securities and other	567,286	1,516,813
Property, plant and equipment, net	1,068,734	865,668
Goodwill (net of accumulated amortization of: 2001-$996,779)	1,334,219	1,302,493
Other intangible assets (net of accumulated amortization of: 2002-$1,578,884; 2001-$1,459,285)	927,538	1,113,299
Restricted cash	686,600	56,600
Other long-term assets	110,158	70,622

Total assets	$6,777,319	$7,146,889

Liabilities and stockholders' equity:
Current liabilities:
Accounts payable	$51,380	$33,348
Short-term debt	-	149,692
Accrued liabilities - related parties	51,116	45,259
Deferred revenue	20,044	19,543
Other accrued liabilities	524,120	415,955

Total current liabilities	646,660	663,797
Deferred tax liabilities	167,514	447,809
Deferred revenue	69,533	68,033
Litigation-related and other long-term liabilities	554,728	47,431

Total liabilities	1,438,435	1,227,070

Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.02 par value; authorized: 100,000,000 shares; none issued	-	-
Common stock, $0.02 par value; authorized: 1,200,000,000 shares; outstanding: 2002-512,810,225 and 2001-528,313,286	10,256	10,566
Additional paid-in capital	6,650,352	6,794,831
Accumulated deficit, since June 30, 1999	(1,590,366)	(1,197,300)
Accumulated other comprehensive income	268,642	311,722

Total stockholders' equity	5,338,884	5,919,819

Total liabilities and stockholders' equity	$6,777,319	$7,146,889

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)

	Common Stock Shares	Common Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Total

Balance December 31, 1999	516,221	$10,324	$6,245,146	$(1,245,112)	$259,499	$5,269,857
Comprehensive loss
Net loss				(74,241)		(74,241)
Changes in unrealized gain on securities available-for-sale, net of tax					72,119	72,119

Comprehensive loss						(2,122)

Issuance of stock upon exercise of options	8,259	166	148,241			148,407
Issuance of stock under employee stock plan	997	20	31,968			31,988
Income tax benefits realized from employee stock option exercises			226,073			226,073

Balance December 31, 2000	525,477	10,510	6,651,428	(1,319,353)	331,618	5,674,203
Comprehensive income
Net income				150,236		150,236
Changes in unrealized (loss) on securities available-for-sale, net of tax					(27,741)	(27,741)
Cumulative effect of adopting FAS 133, net of tax					5,020
Changes in fair value of derivatives, net of tax					5,757
Derivative gains reclassified from other comprehensive income, net of tax					(2,932)	7,845

Comprehensive income						130,340

Issuance of stock upon exercise of options	2,898	57	71,538			71,595
Issuance of stock under employee stock plan	838	17	35,254			35,271
Repurchase of common stock	(900)	(18)	(11,503)	(28,183)		(39,704)
Income tax benefits realized from employee stock option exercises			48,114			48,114

Balance December 31, 2001	528,313	10,566	6,794,831	(1,197,300)	311,722	5,919,819
Comprehensive income
Net income				63,787		63,787
Changes in unrealized (loss) on securities available-for-sale, net of tax					(38,778)	(38,778)
Changes in fair value of derivatives, net of tax					(4,302)	(4,302)

Comprehensive income						20,707

Issuance of stock upon exercise of options	1,672	34	39,018			39,052
Issuance of stock under employee stock plan	1,066	21	35,091			35,112
Repurchase of common stock	(18,241)	(365)	(235,534)	(456,853)		(692,752)
Income tax benefits realized from employee stock option exercises			16,946			16,946

Balance December 31, 2002	512,810	$10,256	$6,650,352	$(1,590,366)	$268,642	$5,338,884

___________

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

DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

            Genentech is a leading biotechnology company using human genetic information to discover, develop, manufacture and commercialize biotherapeutics for significant unmet medical needs. Fifteen of the approved products of biotechnology originated from or are based on our science. We manufacture and commercialize 10 biotechnology products directly in the United States and license several additional products to other companies.

      Principles of Consolidation

            The consolidated financial statements include the accounts of Genentech and all subsidiaries. Material intercompany balances and transactions are eliminated.

      Use of Estimates

            The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make judgments, assumptions and estimates that affect the amounts reported in our financial statements and accompanying notes. Actual results could differ materially from those estimates.

      Stock Award Plans

            We have elected to continue to follow Accounting Principles Board Opinion No. 25 (or APB 25), "Accounting for Stock Issued to Employees," to account for employee stock options because the alternative fair value method of accounting prescribed by Statement of Financial Accounting Standards (or FAS) No. 123, "Accounting for Stock-Based Compensation," requires the use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, the intrinsic value method of accounting, no compensation expense is recognized because the exercise price of our employee stock options equals the market price of the underlying stock on the date of grant.

      Changes in Accounting Principles

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

            In accordance with FAS 141 and 142, we discontinued the amortization of goodwill and our trained and assembled workforce intangible asset, which resulted in an increase in reported net income by approximately $157.6 million (or $0.30 per share) in 2002, as compared to the accounting prior to the adoption of FAS 141 and 142. See also the "Goodwill and Other Intangible Assets" note below for further information.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

            A reconciliation of previously reported net income (loss) and earnings per share to the amounts adjusted for the exclusion of goodwill amortization and the amortization of our trained and assembled workforce intangible asset follows (in millions, except per share amounts):

	2002	2001	2000

Reported net income (loss)	$63.8	$150.2	$(74.2)
Add back: Goodwill amortization	-	153.3	153.3
Trained and assembled workforce amortization	-	4.3	4.3

Adjusted net income	$63.8	$307.8	$83.4

Basic earnings (loss) per share:
Reported net income (loss)	$0.12	$0.29	$(0.14)
Goodwill amortization	-	0.29	0.29
Trained and assembled workforce amortization	-	-	0.01

Adjusted net income	$0.12	$0.58	$0.16

Diluted earnings (loss) per share:
Reported net income (loss)	$0.12	$0.28	$(0.14)
Goodwill amortization	-	0.29	0.29
Trained and assembled workforce amortization	-	0.01	0.01

Adjusted net income	$0.12	$0.58	$0.16

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

            On January 1, 2001, we adopted FAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" as amended by FAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." FAS 133 requires us to recognize all derivatives on the balance sheet at fair value. Derivatives that are not designated as hedges must be adjusted to fair value through earnings. If the derivative is designated and qualifies as a hedge, depending on the nature of the hedge, changes in the fair value of the derivative are either offset against the change in fair value of assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The adoption of FAS 133 resulted in a $5.6 million charge, net of tax, ($0.01 per share) as a cumulative effect of an accounting change and the recognition of $6.0 million in gains, net of tax, ($0.01 per share) related to the change in the time value of certain hedging instruments in the statement of operations in 2001, and an increase of $5.0 million, net of tax, in other comprehensive income.

            We previously recognized non-refundable, upfront product license fees as revenue when the technology was transferred and when all of our significant contractual obligations relating to the fees had been fulfilled. Effective January 1, 2000, we changed our method of accounting for non-refundable upfront product license fees and certain guaranteed payments to recognize such fees over the term of the related development collaboration when, at the execution of the agreement, the development period involves significant risk due to the incomplete stage of the product's development, or over the period of manufacturing obligation when, at the execution of the agreement, the product is approved for marketing, or nearly approvable, and development risk has been substantially eliminated. Deferred revenue related to manufacturing obligations will be recognized on a straight-line basis over the longer of the contractual term of the manufacturing obligation or the expected period over which we will supply the product. We believe the change in accounting principle is preferable based on guidance provided in the Securities and Exchange Commission's (or SEC) Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements."

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

            The cumulative effect of the change in accounting principle was reported as a charge in the year ended December 31, 2000. The cumulative effect was initially recorded as deferred revenue that will be recognized as revenue over the remaining term of the research and development collaboration or distribution agreements, as appropriate. For the year ended December 31, 2000, the impact of the change in accounting was to increase net loss by $52.6 million, or $0.10 per share, comprised of the $57.8 million cumulative effect of the change (net of tax impact) as described above ($0.11 per share), net of $5.2 million of the related deferred revenue (less related tax impact of $3.4 million) that was recognized as revenue during that year ($0.01 per share). The remainder of the related deferred revenue of $90.7 million as of December 31, 2001, will be recognized through 2019. Pro forma amounts of net income (loss) and related per share amounts, assuming retroactive application of the accounting change for 2000 are as follows (in millions, except per share amounts):

2000

As Reported:
Net loss	$(74.2)
Net loss per share - diluted	$(0.14)
Pro forma amounts with the change in accounting principle related to revenue recognition applied retroactively (unaudited):
Net loss	$(16.4)
Net loss per share - diluted	$(0.03)

      Recent Accounting Pronouncements

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

            In November 2002, the FASB issued Interpretation No. 45 (or FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 elaborates on the existing disclosure requirements for most guarantees, including residual value guarantees issued in conjunction with operating lease agreements. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value of the obligation it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. Our adoption of FIN 45 did not have a material impact on our results of operations and financial position. See the "Leases, Commitments and Contingencies" note below regarding our disclosures on residual value guarantees and our exposure related to our agreement with Serono S.A.

            In January 2003, the FASB issued Interpretation No. 46 (or FIN 46), "Consolidation of Variable Interest Entities." FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. A variable interest entity is a corporation, partnership, trust, or any other legal structures used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. A variable interest entity often holds financial assets, including loans or receivables, real estate or other property. A variable interest entity may be essentially passive or it may engage in research and development or other activities on behalf of another company. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. See the "Leases, Commitments and Contingencies" note below for expanded disclosures required by FIN 46.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

            In December 2002, the FASB issued Statement No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." FAS 148 amends FAS 123 "Accounting for Stock-Based Compensation" to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, FAS 148 amends the disclosure requirements of FAS 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The additional disclosure requirements of FAS 148 are effective for fiscal years ending after December 15, 2002. We have elected to continue to follow the intrinsic value method of accounting as prescribed by Accounting Principles Board Opinion No. 25 (or APB 25), "Accounting for Stock Issued to Employees," to account for employee stock options. See below in the "Capital Stock" note for the disclosures required by FAS 148.

      Cash and Cash Equivalents

            We consider all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

      Short-Term Investments and Long-Term Marketable Securities

            We invest our excess cash balances in short-term and long-term marketable securities, primarily corporate notes, government agencies, preferred stock, asset-backed securities and municipal bonds. As part of our strategic alliance efforts, we may also invest in equity securities, dividend bearing convertible preferred stock and interest-bearing debt of other biotechnology companies. All of our equity investments represent less than a 20% ownership position. Marketable equity and nonmarketable debt securities are accounted for as available-for-sale investments as described below. Nonmarketable equity securities are carried at cost. We periodically monitor the liquidity and financing activities of the respective issuers to determine if impairment write downs are necessary.

            Investment securities are classified into one of three categories: held-to-maturity, available-for-sale or trading. Securities are considered held-to-maturity when we have the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost, including adjustments for amortization of premiums and accretion of discounts. Securities are considered trading when purchased principally for the purpose of selling in the near term. These securities are recorded as short-term investments and are carried at market value. Unrealized holding gains and losses on trading securities are included in interest income. Securities not classified as held-to-maturity or as trading are considered available-for-sale. These securities are recorded as either short-term or long-term investments and are carried at fair value with unrealized gains and losses included in accumulated other comprehensive income in stockholders' equity. If the fair value of a security is below its carrying value for each trading day for six consecutive months or if its decline is due to a significant adverse event, the impairment is considered to be other-than-temporary. An other-than-temporary decline in fair value of a debt or equity security of a biotechnology company is written down to its estimated fair value with a charge to marketing, general and administrative expenses. Other-than-temporary declines in fair value of all other short-term or long-term marketable securities are charged against interest income. The cost of all securities sold is based on the specific identification method. We recognized expense of $40.8 million in 2002, $27.5 million in 2001 and $4.8 million in 2000 as a result of charges related to other than temporary declines in the fair values of certain of our marketable equity and debt securities.

      Derivative Instruments

            We use derivatives to partially offset our market exposure to fluctuations in foreign currencies, U.S. interest rates and marketable equity investments. We record all derivatives on the balance sheet at fair value. For derivative instruments that are designated and qualify as a fair value hedge (i.e., hedging the exposure to changes in the fair value of an asset or a liability or an identified portion thereof that is attributable to a particular risk), the gain or loss on the derivative instrument, as well as the offsetting loss or gain on the hedged item attributable to the hedged risk, is recognized in current earnings during the period of the change in fair values. For derivative instruments that are designated and qualify as a cash flow hedge (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gain or loss on the derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged transaction, if any, is recognized in current earnings during the period of change. We do not use derivative instruments for speculative purposes. See the "Derivative Financial Instruments" note below for further information on our accounting for derivatives.

      Inventories

            Inventories are stated at the lower of cost or market. Cost is determined using a weighted-average approach, which approximates the first-in first-out method. If inventory costs exceeds expected market value due to obsolescence or unmarketability, reserves are recorded for the difference between the cost and the market value. These reserves are determined based on significant estimates. Inventories consist of currently marketed products, and product candidates awaiting regulatory approval (i.e. pre-launch inventories), which were capitalized based on management's judgment of probable near term commercialization.

            Inventories were higher in 2002 due to increased production of marketable products. The increase in 2001 was primarily due to higher pre-launch inventories of Xolair and Raptiva and higher Herceptin inventories. As a result of push-down accounting, we recorded $186.2 million related to the write up of inventory to its then fair value, of which we recognized in cost of sales the remaining $92.8 million in 2000 upon the sale of inventory. In anticipation of the launch of Xolair, we produced approximately $76.7 million of Xolair inventory, of which $45.5 million has been paid by our collaborator, Novartis Pharmaceuticals Corporation, or are covered by inventory reserves. In anticipation of the launch of Raptiva, we produced approximately $11.9 million of inventory, of which $7.1 million has been covered by inventory reserves. The Xolair and Raptiva inventories are included in work in process. Due to the launch delays of Xolair and Raptiva, we continually assess the realizability of these inventories based on expected U.S. Food and Drug Administration (or FDA) approval dates, forecasted sales and product expiration. Inventories at December 31, 2002 and 2001 are summarized below (in thousands):

	2002	2001

Raw materials and supplies	$30,181	$23,633
Work in process	329,819	299,717
Finished goods	33,542	33,596

Total	$393,542	$356,946

      Property, Plant and Equipment

            The costs of buildings and equipment are depreciated using the straight-line method over the following estimated useful lives of the assets:

Useful Lives

Buildings	25 years
Certain manufacturing equipment	15 years
Other equipment	4 or 8 years
Leasehold improvements	length of applicable lease

            The costs of repairs and maintenance are expensed as incurred. Capitalized interest on construction-in-progress is included in property, plant and equipment. The repairs and maintenance expenses and capitalized interest were as follows (in millions):

	2002	2001	2000

Repairs and maintenance expenses	$51.2	$52.8	$42.1
Capitalized interest	1.0	1.8	2.2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

            Property, plant and equipment balances at December 31, 2002 and 2001 are summarized below (in thousands):

	2002	2001

At cost:
Land	$149,533	$125,029
Buildings	422,790	402,473
Equipment	880,624	788,198
Leasehold improvements	53,589	30,632
Construction-in-progress	289,810	155,563

	1,796,346	1,501,895
Less: accumulated depreciation and amortization	727,612	636,227

Net property, plant and equipment	$1,068,734	$865,668

            Depreciation expense was $104.6 million in 2002, $96.3 million in 2001, and $88.8 million in 2000.

      FDA Validation Costs

            FDA validation costs are capitalized as part of the effort required to acquire and construct long-lived assets, including readying them for their intended use, and are amortized over the estimated useful life of the asset or the term of the lease, whichever is shorter.

      Restricted Cash

            On October 3, 2002, we entered into an arrangement with third-party insurance companies to post a $600.0 million bond in connection with the City of Hope trial judgment that was issued in the second quarter of 2002. As part of this arrangement, we were required to pledge $630.0 million in cash and investments to secure this bond. The $630.0 million of cash and investments are classified as restricted cash on our consolidated balance sheet at December 31, 2002.

            Under certain lease agreements, we may be required from time to time to set aside cash as collateral. At December 31, 2002 and 2001, we had $56.6 million of restricted cash related to such lease agreements.

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

      Goodwill and Other Intangible Assets

            Goodwill represents the difference between the purchase price and the fair value of the net assets when accounted for by the purchase method of accounting arising from Roche's purchases of our Special Common Stock and push-down accounting (refer to the "Redemption of Our Special Common Stock" note below). Prior to 2002, goodwill was amortized using the straight-line method over 15 years. We performed an impairment test of goodwill upon transition to FAS 142 on January 1, 2002, and an annual impairment test on September 30, 2002, and found no impairment. We will continue to evaluate our goodwill for impairment on an annual basis each September and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

            FAS 142 also requires that intangible assets with definite lives be amortized over their estimated useful lives and reviewed for impairment when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. We currently amortize our other intangible assets arising from Roche's purchase of our Special Common Stock and push-down accounting over their estimated useful lives ranging from five to 15 years. Costs of patents and patent applications related to products and processes of significant importance to us are capitalized and amortized on a straight-line basis over their estimated useful lives of approximately 12 years. Other intangible assets are generally amortized on a straight-line basis over their estimated useful lives. See also the "Goodwill and Other Intangible Assets" note below.

      Revenue Recognition

      Product Sales

            We recognize revenue from product sales when there is persuasive evidence that an arrangement exists, delivery has occurred, the price is fixed, and determinable and collectibility is reasonably assured. Allowances are established for estimated uncollectible amounts, product returns and discounts.

      Royalty Revenue

            Royalties from licensees are based on third-party sales of licensed products or technologies and recorded as earned in accordance with contract terms when third-party results can be reliably determined and collectibility is reasonably assured. Royalty estimates are made in advance of amounts collected using historical and forecasted trends.

            We receive royalties on sales of rituximab outside of the U.S. (excluding Japan), on sales of Pulmozyme and Herceptin outside of the U.S. and on sales of certain of our products in Canada from F. Hoffmann-La Roche Ltd, a subsidiary of Roche (or Hoffmann-La Roche). See "Relationship With Roche" note below for further discussion.

            We receive royalties on sales of growth hormone, tissue-plasminogen activator and tenecteplase products outside of the U.S. and Canada, excluding Japan, through other licensees. We also receive worldwide royalties on additional licensed products that are marketed by other companies.

      Contract Revenue

            Contract revenue for research and development (or R&D) is recorded as earned based on the performance requirements of the contract. Non-refundable license fees for which no further performance obligations exist, and there is no continuing involvement by Genentech, are recognized on the earlier of when the payments are received or when collection is assured.

            Revenue from non-refundable upfront license fees and certain guaranteed payments where we continue involvement through development collaboration or an obligation to supply product is recognized ratably over the development period when, at the execution of the agreement, the development period involves significant risk due to the incomplete stage of the product's development, and/or over the period of the manufacturing obligation, when, at the execution of the agreement, the product is approved for marketing, or nearly approvable, and development risk has been substantially eliminated. Deferred revenues related to manufacturing obligations are recognized on a straight-line basis over the longer of the contractual term of the manufacturing obligation or the expected period over which we will supply the product.

            Revenue associated with performance milestones is recognized based upon the achievement of the milestones, as defined in the respective agreements. Revenue under R&D cost reimbursement contracts is recognized as the related costs are incurred.

            Advance payments received in excess of amounts earned are classified as deferred revenue until earned.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

      Research and Development Expenses

            Research and development (or R&D) expenses include related salaries and benefits, clinical trial and related clinical manufacturing costs, contract and other outside service fees, and facilities and overhead costs. R&D expenses consist of independent R&D costs and costs associated with collaborative R&D and in-licensing arrangements. In addition, we fund R&D at other companies and research institutions under agreements, which we can generally terminate at will. R&D expenses also include activities such as product registries and investigator sponsored trials. R&D costs, including upfront fees and milestones paid to collaborative partners, are expensed as incurred.

      Collaboration Profit Sharing

            Collaboration profit sharing includes primarily the net operating profit sharing with IDEC Pharmaceuticals Corporation on Rituxan sales, and the sharing of costs with collaborators related to the commercialization of future products.

      Royalty Expenses

            Royalty expenses directly related to product sales are classified in cost of sales. Other royalty expenses, relating to royalty revenue, are classified in marketing, general and administrative expenses and totaled $92.0 million in 2002, $59.5 million in 2001, and $34.4 million in 2000.

      Advertising Expenses

            We expense the costs of advertising, which also includes promotional expenses, as incurred. Advertising expenses were $111.7 million in 2002, $91.9 million in 2001, and $86.5 million in 2000.

      401(k) Plan

            Our 401(k) Plan, or the Plan, covers substantially all of our employees. Under the Plan, eligible employees may contribute up to 15% of their eligible compensation, subject to certain Internal Revenue Service restrictions. We match a portion of employee contributions, up to a maximum of 4% of each employee's eligible compensation. The match is effective December 31 of each year and is fully vested when made. We provided $13.6 million in 2002, $11.9 million in 2001, and $10.1 million in 2000, for our match under the Plan.

      Income Taxes

            Income tax expense (benefit) is based on pretax financial accounting income (loss) under the liability method. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Significant estimates are required in determining our provisions (benefit) for income taxes. Various internal and external factors may have favorable or unfavorable effects on our future effective tax rate. These factors include, but are not limited to, changes in tax laws, regulations and/or rates, changing interpretations of existing tax laws or regulations, future levels of R&D spending, future levels of capital expenditures, and changes in overall levels of pretax earnings. We believe that our reserves for these uncertainties are adequate.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

      Earnings (Loss) Per Share

            Basic earnings (loss) per share is computed based on the weighted-average number of shares of our common stock outstanding. Diluted earnings (loss) per share is computed based on the weighted-average number of shares of our common stock and other dilutive securities. See also "Earnings (Loss) Per Share" note below. All numbers relating to the number of shares, price per share and per share amounts of Common Stock, Special Common Stock and Redeemable Common Stock give effect to the two-for-one split of our Common Stock that was effected on October 24, 2000.

      Comprehensive Income

            Comprehensive income is comprised of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) includes certain changes in stockholders' equity that are excluded from net income (loss). Other comprehensive income (loss) includes changes in fair value of derivatives designated as and effective as cash flow hedges and unrealized gains and losses on our available-for-sale securities. Comprehensive income (loss) for the years ended December 31, 2002, 2001, and 2000 has been reflected in the Consolidated Statements of Stockholders' Equity.

            The components of accumulated other comprehensive income, net of taxes, are as follows (in millions):

	2002	2001

Unrealized gains on securities available-for-sales	$265.1	$303.9
Changes in fair values of derivatives	3.5	7.8

Accumulated other comprehensive income	$268.6	$311.7

      Reclassifications

            Certain reclassifications of prior year amounts have been made to conform with the current year presentation.

REDEMPTION OF OUR SPECIAL COMMON STOCK

            On June 30, 1999, Roche exercised its option to cause us to redeem all of our Special Common Stock held by stockholders other than Roche (the Redemption). The Redemption was reflected as a purchase of a business, which under U.S. generally accepted accounting principles required push-down accounting to reflect in our financial statements the amounts paid for our stock in excess of our net book value. As a result, we were required to push down the effect of the Redemption and Roche's 1990 through 1997 purchases of our Common and Special Common Stock into our consolidated financial statements at the date of the Redemption. In 1990 and 1991 through 1997 Roche purchased 60% and 5%, respectively, of the outstanding stock of Genentech. In June 1999, we redeemed all of our Special Common Stock held by stockholders other than Roche resulting in Roche owning 100% of our Common Stock. The push-down effect of Roche's aggregate purchase price and the Redemption price in our consolidated balance sheet as of June 30, 1999 was allocated based on Roche's ownership percentages as if the purchases occurred at the original purchase dates for the 1990 and 1991 through 1997 purchases, and at June 30, 1999 for the Redemption. Management of Genentech determined the values of tangible and intangible assets, including in-process research and development (or IPR&D) used in allocating the purchase prices. The aggregate purchase prices for the acquisition of all of Genentech's outstanding shares, including Roche's estimated transaction costs of $10.0 million, was $6,604.9 million, consisting of approximately $2,843.5 million for the 1990 and 1991 through 1997 purchases and approximately $3,761.4 million for the Redemption.

            As a result of the Redemption and push-down accounting, we recorded the following expenses:

  We recorded goodwill amortization expense of $153.3 million in 2001 and $153.3 in 2000. We recorded $4.2 million in 2001 and $11.1 million in 2000 of compensation expense related to alternative arrangements provided for certain holders of some of their unvested options that were cancelled as a result of the Redemption. See the "Goodwill and Other Intangible Assets" section below for the amortization of our other acquisition-related intangible assets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

  The estimated useful life of the inventory adjustment to fair value resulting from the Redemption was approximately one year based upon the expected time to sell inventories on hand at June 30, 1999. As the fair-valued inventory was sold, the related write up amount was charged to cost of sales. In 2000, we recognized the remaining $92.8 million of expense related to the inventory write up adjustment. All inventory written up as a result of the Redemption was sold as of December 31, 2000.

GOODWILL AND OTHER INTANGIBLE ASSETS

            Changes in the net carrying amount of goodwill in 2002 are as follows (in millions):

Balance as of December 31, 2001	$1,302.5
Reclassification of intangible asset - trained and assembled workforce into goodwill, net	31.7

Balance as of December 31, 2002	$1,334.2

            The components of our other intangible assets at December 31, 2002 and 2001, are as follows (in millions):

	2002			2001

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Developed product technology	$1,194.1	$690.4	$503.7	$1,194.1	$610.8	$583.3
Core technology	443.5	308.0	135.5	443.5	286.0	157.5
Developed license technology	467.5	394.6	72.9	467.5	364.8	102.7
Tradenames	144.0	55.5	88.5	144.0	46.0	98.0
Key distributor relationships	80.0	58.0	22.0	80.0	43.2	36.8
Trained and assembled workforce	-	-	-	81.5	49.8	31.7
Patents	100.0	36.2	63.8	84.7	29.8	54.9
Other intangible assets	77.3	36.2	41.1	77.3	28.9	48.4

Total	$2,506.4	$1,578.9	$927.5	$2,572.6	$1,459.3	$1,113.3

            Amortization expense of our goodwill and other intangible assets are as follows (in millions):

	2002	2001	2000

Goodwill amortization	-	$153.3	$153.3
Acquisition-related intangible assets amortization	$155.7	164.3	211.0
Patents amortization	6.5	5.5	4.7
Other intangible assets amortization	8.2	8.7	5.2

Total amortization expense	$170.4	$331.8	$374.2

            The expected future annual amortization expense of our other intangible assets is as follows (in millions):

For the Year Ending December 31,	Amortization Expense

2003	$169.8
2004	160.0
2005	137.0
2006	117.1
2007	115.9
Thereafter	227.7

Total expected future annual amortization	$927.5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

SEGMENT, SIGNIFICANT CUSTOMER AND GEOGRAPHIC INFORMATION

            Our operations are treated as one operating segment as we only report profit and loss information on an aggregate basis to our chief operating decision-makers. Information about our product sales, major customers and material foreign source of revenues is as follows (in millions):

Product Sales	2002	2001	2000

Rituxan	$1,162.9	$818.6	$444.1
Herceptin	385.2	346.7	275.9
Growth Hormone	297.2	250.2	226.6
Thrombolytics	180.2	197.1	206.2
Pulmozyme	138.1	123.0	121.8
Actimmune	-	7.3	3.7

Total product sales	$2,163.6	$1,742.9	$1,278.3

            Three major customers, Amerisource/Bergen, Corp., Cardinal Health, Inc. and McKesson, Inc. each contributed 10% or more of our total revenues in at least two of the last three years. Amerisource/Bergen, a national wholesale distributor of all of our products, contributed 22% in 2002, 21% in 2001 and 20% in 2000 of our total revenues. Cardinal Health, a national wholesale distributor of all our products, contributed 18% in 2002, 18% in 2001 and 15% in 2000 of our total revenues. McKesson, a national wholesale distributor of all of our products, contributed 18% in 2002, 15% in 2001 and less than 10% in 2000 of our total revenues.

            Net foreign revenues by country were as follows (in millions):

	2002	2001	2000

Europe:
Switzerland	$118.4	$74.9	$72.6
Germany	31.7	39.2	22.5
Italy	23.0	18.0	10.4
France	13.5	8.9	7.3
Great Britain	20.9	24.5	9.6
Others	27.9	16.6	7.4
Canada	24.3	24.0	19.8
Japan	46.3	23.9	14.6

Total net foreign revenues	$306.0	$230.0	$164.2

            We currently sell primarily to distributors and health care companies throughout the U.S., perform ongoing credit evaluations of our customers' financial condition and extend credit, generally without collateral, and discounts. In 2002, 2001 and 2000, we did not record any material additions to, or losses against, our allowance for doubtful accounts.

RESEARCH AND DEVELOPMENT ARRANGEMENTS

            To gain access to potential new products and technologies and to utilize other companies to help develop our potential new products, we establish strategic alliances with various companies. These strategic alliances often include the acquisition of marketable and nonmarketable equity investments or convertible debt of companies developing technologies that complement or fall outside our research focus and include companies having the potential to generate new products through technology exchanges and investments. Potential future payments may be due to certain collaborative partners achieving certain benchmarks as defined in the collaborative agreements. We also entered into product-specific collaborations to acquire development and marketing rights for products.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

INCOME TAXES

            The income tax provision (benefit) consists of the following amounts (in thousands):

	2002	2001	2000

Current:
Federal	$148,419	$72,731	$191,334
State	14,187	25,024	25,862

Total current	162,606	97,755	217,196

Deferred:
Federal	(166,008)	47,043	(151,817)
State	(30,636)	(17,686)	(44,965)

Total deferred	(196,644)	29,357	(196,782)

Total income tax provision (benefit)	$(34,038)	$127,112	$20,414

            Tax benefits of $16.9 million in 2002, $48.1 million in 2001 and $226.1 million in 2000 related to employee stock options and stock purchase plans were credited to stockholders' equity.

            A reconciliation between our income tax provision (benefit) and the U.S. statutory rate follows (in thousands):

	2002	2001	2000

Tax at U.S. statutory rate of 35%	$10,412	$99,045	$1,391
Research credits	(31,192)	(24,114)	(32,092)
Prior years items	(9,545)	(14,000)	3,943
Tax benefit of certain realized gains on securities available-for-sale	-	(396)	(6,604)
State taxes	837	16,219	959
Goodwill amortization	-	53,649	53,649
Tax exempt investment income	(4,057)	(3,630)	(2,439)
Other permanent book tax differences	(493)	339	1,607

Income tax provision (benefit)	$(34,038)	$127,112	$20,414

            Prior years items relate principally to changes in estimates resulting from events in 2002, 2001 and 2000 that provided greater certainty as to the expected outcome of prior matters.

            The components of deferred taxes consist of the following at December 31 (in thousands):

	2002	2001

Deferred tax liabilities:
Depreciation	$(209,144)	$(179,930)
Unrealized gain on securities available-for-sale	(188,636)	(211,695)
Adjustment to fair value of intangible assets	(348,299)	(410,579)
Other	(22,500)	(17,654)

Total deferred tax liabilities	(768,579)	(819,858)

Deferred tax assets:
Capitalized R&D costs	58,983	66,527
Federal credit carryforwards	43,429	101,052
Expenses not currently deductible	293,444	80,531
Investment basis difference	202,876	187,691
State credit carryforwards	78,052	74,149
Other	6,580	1,666

Total deferred tax assets	683,364	511,616

Total net deferred taxes	$(85,215)	$(308,242)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

            Total tax credit carryforwards of $121.5 million consist of $77.2 million of California R&D credits and $44.3 million of alternative minimum tax credits, primarily Federal related, which have no expiration dates.

EARNINGS (LOSS) PER SHARE

            The following is a reconciliation of the numerators and denominators of the basic and diluted earnings (loss) per share computations for the years ended December 31, 2002, 2001, and 2000 (in thousands):

	2002	2001	2000

Numerator:
Net income (loss)	$63,787	$150,236	$(74,241)

Denominator:
Weighted-average shares outstanding used for basic earnings (loss) per share	519,192	527,022	522,179
Effect of dilutive securities:
Stock options	5,216	8,269	-

Weighted-average shares outstanding and dilutive securities used for diluted earnings (loss) per share	524,408	535,291	522,179

            Options to purchase 24.3 million shares of our Common Stock with exercise prices ranging from $38.25 to $95.66 per share were outstanding during 2002, but were excluded from the computation of diluted earnings per share. Options to purchase 9.7 million shares of our Common Stock with exercise prices ranging from $52.00 to $95.66 per share were outstanding during 2001, but were excluded from the computation of diluted earnings per share. The option exercise prices were greater than the average market price of the Common Stock during 2002 and 2001 and therefore, their effect would have been antidilutive. Options to purchase 40.9 million shares of our Common Stock during 2000 were excluded from the computation of diluted loss per share as their effect would have been antidilutive. See the "Capital Stock" note below for information on option expiration dates.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

FAIR VALUES OF INVESTMENT SECURITIES AND FINANCIAL INSTRUMENTS

      Investment Securities

            Securities classified as trading and available-for-sale at December 31, 2002 and 2001 are summarized below. Estimated fair value is based on quoted market prices for these or similar investments.

December 31, 2002	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

	(in thousands)
TOTAL TRADING SECURITIES (carried at estimated fair value):	$466,417	$19,952	$(844)	$485,525

SECURITIES AVAILABLE-FOR-SALE (carried at estimated fair value):
Equity securities	$37,788	$242,172	$(3,315)	$276,645
Preferred stock	150,271	7,114	(573)	156,812
U.S. Treasury securities and obligations of other U.S. government agencies maturing:
within 1 year	5,061	54	-	5,115
between 1-5 years	48,827	3,780	-	52,607
between 5-10 years	69,899	7,801	-	77,700
Corporate debt securities maturing:
within 1 year	407,611	1,121	(425)	408,307
between 1-5 years	346,962	10,809	(64)	357,707
between 5-10 years	134,240	11,350	-	145,590
Other debt securities maturing:
within 1 year	7,433	120	-	7,553
between 1-5 years	32,633	1,978	-	34,611
between 5-10 years	41,653	2,786	-	44,439
Nonmarketable debt securities	43,272	-	-	43,272

TOTAL AVAILABLE-FOR-SALE	$1,325,650	$289,085	$(4,377)	$1,610,358

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

December 31, 2001	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

	(in thousands)
TOTAL TRADING SECURITIES (carried at estimated fair value):	$365,618	$2,478	$(4,557)	$363,539

SECURITIES AVAILABLE-FOR-SALE (carried at estimated fair value):
Equity securities	$86,257	$498,200	$(539)	$583,918
Preferred stock	148,107	4,280	(989)	151,398
U.S. Treasury securities and obligations of other U.S. government agencies maturing:
between 1-5 years	50,052	1,007	(190)	50,869
between 5-10 years	118,214	5,573	-	123,787
Corporate debt securities maturing:
within 1 year	702,578	486	(144)	702,920
between 1-5 years	405,505	8,324	(492)	413,337
between 5-10 years	203,592	2,724	(1,712)	204,604
Other debt securities maturing:
within 1 year	4,980	-	(72)	4,908
between 1-5 years	58,149	326	(445)	58,030
between 5-10 years	33,576	530	(201)	33,905
Nonmarketable debt securities	48,363	-	-	48,363

TOTAL AVAILABLE-FOR-SALE	$1,859,373	$521,450	$(4,784)	$2,376,039

            The carrying value of all cash and investment securities held at December 31, 2002 and 2001 is summarized below (in thousands):

Security	2002	2001

Cash	$135,271	125,313
Securities available-for-sale maturing within three months	72,859	269,890

Total cash and cash equivalents	$208,130	$395,203

Trading securities	$485,525	$363,539
Securities available-for-sale maturing within one year	184,105	437,938
Preferred stock	156,812	151,398

Total short-term investments	$826,442	$952,875

Securities available-for-sale maturing between 1-10 years, including equity securities	$524,014	$1,468,450

Nonmarketable debt securities	43,272	48,363

Total long-term marketable securities and other	$567,286	$1,516,813

Cash	$57,304	$56,600
Securities available-for-sale maturing within one year	164,011	-
Securities available-for-sale maturing between 1-10 years	465,285	-

Total restricted cash	$686,600	$56,600

            In 2002, proceeds from the sales of available-for-sale securities totaled $1,746.2 million; gross realized gains totaled $53.7 million and gross realized losses totaled $5.9 million. In 2001, proceeds from the sales of available-for-sale securities totaled $1,084.5 million; gross realized gains totaled $30.0 million and gross realized losses totaled $2.0 million. We recorded charges of $40.8 million in 2002, $27.5 million in 2001 and $0.8 million in 2000, to write down certain available-for-sale biotechnology equity securities for which the decline in fair value below carrying value was deemed other-than-temporary.

            Net change in unrealized holding gains (losses) on trading securities included in net income (loss) totaled $21.2 million in 2002, $0.2 million in 2001 and $0.2 million in 2000.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

            The marketable debt securities we hold are issued by a diversified selection of corporate and financial institutions with strong credit ratings. Our investment policy limits the amount of credit exposure with any one institution. Other than asset-backed and mortgage-backed securities, these debt securities are generally not collateralized. In 2002 and 2001, we did not have charges for credit impairment on marketable debt securities. In 2000, we recorded a charge of $4.0 million for credit impairment on marketable debt securities.

            In addition, as part of our strategic alliances we have made loans to our collaborators in the form of nonmarketable debt securities.

      Financial Instruments

            The fair value of the foreign exchange put options was based on the forward exchange rates as of December 31, 2002 and 2001. The fair value of the equity forwards and collars was determined based on the closing market prices of the underlying securities at each year-end. The table below summarizes the carrying value and fair value at December 31, 2002 and 2001, of our financial instruments (in thousands):

Financial Instrument	2002		2001

	Carrying Value	Fair Value	Carrying Value	Fair Value

Assets:
Purchased foreign exchange put options	$6,404	$6,404	$2,326	$2,326
Equity forwards	154,101	154,101	-	-
Equity collars	13,160	13,160	-	-
Outstanding interest rate swaps	-	-	15,935	15,935
Liabilities:
Current portion of long-term debt	-	-	149,692	155,500
Equity collars	-	-	6,990	6,990
Equity forwards	-	-	8,148	8,148
Purchased foreign exchange forward contracts	5,402	5,402	-	-

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

DERIVATIVE FINANCIAL INSTRUMENTS

      Foreign Currency Instruments

            To protect against currency exchange risks on forecasted foreign currency cash flows from royalties to be received from licensees' foreign product sales over the next one to five years and expenses related to our foreign facility and our collaboration development expenses denominated in foreign currencies, we have instituted a foreign currency cash flow hedging program. We hedge portions of our forecasted foreign currency revenues with option contracts and we hedge our foreign currency expenses from our foreign facility with forward contracts. When the dollar strengthens significantly against the foreign currencies, the decline in value of future foreign currency revenues or expenses is offset by gains or losses, respectively, in the value of the option or forward contracts designated as hedges. Conversely, when the dollar weakens, the increase in the value of future foreign currency expenses is offset by gains in the value of the forward contracts. In accordance with FAS 133, hedges related to anticipated transactions are designated and documented at the hedge's inception as cash flow hedges and evaluated for hedge effectiveness at least quarterly. As of December 31, 2002, there were no outstanding forward contracts relating to our foreign facility.

            During the years ended December 31, 2002 and 2001, the ineffective portion of our foreign currency hedging instruments were not material. Gains and losses related to option and forward contracts that hedge future cash flows are recorded against the hedged revenues or expenses in the statement of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

            At December 31, 2002 and 2001, net gains on derivative instruments expected to be reclassified from accumulated other comprehensive income to earnings during the next twelve months due to the receipt of the related net revenues denominated in foreign currencies were not material.

      Interest Rate Swaps

            We enter into interest-rate swap agreements to limit our exposure to fluctuations in U.S. interest rates. Our material interest-bearing assets, or interest-bearing portfolio, consisted of cash, cash equivalents, restricted cash, short-term investments, convertible preferred stock investments, nonmarketable debt securities and long-term investments as of December 31, 2002 and 2001. Our interest-rate swap agreements effectively convert a portion of our short-term investments in our interest-bearing portfolio to a fixed-rate basis, thus reducing the impact of interest rate changes on future interest income. In 2002, we recognized gains of $10.7 million in earnings related to the early termination of certain of our swap agreements when we determined that the forecasted transaction was not likely to occur. We had no such gains in 2001 and 2000. We have no interest rate swaps outstanding as of December 31, 2002.

      Equity Instruments

            Our marketable equity securities portfolio consists primarily of investments in biotechnology companies whose risk of market fluctuations is greater than the stock market in general. To manage a portion of this risk, we enter into derivative instruments such as zero-cost collar instruments and equity forward contracts to hedge equity securities against changes in market value. During 2002, we have zero-cost collars that expire in 2005 through 2007 and will require settlement in equity securities. A zero-cost collar is a purchased put option and a written call option on a specific equity security such that the cost of the purchased put and the proceeds of the written call offset each other; therefore, there is no initial cost or cash outflow for these instruments. At December 31, 2002, our zero-cost collars were designated and qualify as cash flow hedges.

            As part of our fair value hedging strategy, we have also entered into equity forwards that mature in 2003 through 2004. An equity forward is a derivative instrument where we pay the counterparty the total return of the security above the current spot price and receive interest income on the notional amount for the term of the equity forward. A forward contract is a derivative instrument where we lock-in the termination price we receive from the sale of stock based on a pre-determined spot price. The forward contract protects us from a decline in the market value of the security below the spot price and limits our potential benefit from an increase in the market value of the security above the spot price. Throughout the life of the contract, we receive interest income based on the notional amount and a floating-rate index.

            In the year ended December 31, 2002, we did not recognize any gains or losses related to certain derivative instruments as a result of FAS 133. We record gains in contract and other revenues, and losses in marketing, general and administrative expenses in the statement of operations.

OTHER ACCRUED LIABILITIES

            Other accrued liabilities at December 31 are as follows (in thousands):

	2002	2001

Accrued compensation	$77,238	$63,103
Accrued royalties	87,082	69,660
Accrued clinical and other studies	45,965	42,434
Accrued marketing and promotion costs	39,101	28,395
Taxes payable	85,405	64,227
Accrued collaborations	103,432	71,046
Other	85,897	77,090

Total other accrued liabilities	$524,120	$415,955

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DEBT OBLIGATIONS

            Our short-term debt at December 31, 2001 consisted of $149.7 million of convertible subordinated debentures, with interest payable at 5%, due in March 2002. We redeemed the debentures in cash at maturity.

LEASES, COMMITMENTS AND CONTINGENCIES

      Leases

            We lease various real properties under operating leases that generally require us to pay taxes, insurance, maintenance and minimum lease payments. Some of our leases have renewable options. Rent expense was approximately $11.3 million in 2002, $14.4 million in 2001 and $17.5 million in 2000. Sublease income was not material in any of the three years presented.

            Four of our operating leases are commonly referred to as synthetic leases. A synthetic lease represents a form of off-balance sheet financing under which an unrelated third-party funds 100% of the costs of the acquisition and/or construction of the property and leases the asset to a lessee (Genentech), and at least 3% of the third-party funds represent at-risk equity. As the lessee, our synthetic leases are treated as operating leases for accounting purposes and as financing leases for tax purposes. (See also below regarding FASB's, Interpretation No. 46). Under our synthetic lease structures, upon termination or expiration, at our option, we must either purchase the property from the lessor at a predetermined amount that does not constitute a purchase at less than fair market value, sell the real property to a third-party, or renew the lease arrangement. If the property is sold to a third-party at an amount less than the amount financed by the lessor, we have agreed under residual value guarantees to pay the lessor up to an agreed upon percentage of the amount financed by the lessor.

            Three of our synthetic leases were entered into with BNP Paribas Leasing Corporation (or BNP), a wholly-owned subsidiary of BNP Paribas, who leases directly to us various buildings that we occupy in South San Francisco, California. Under one of these BNP leases, we are required to maintain cash collateral of $56.6 million, which we have included in our consolidated balance sheets as restricted cash. In May 2002, we paid the remaining balance on a fourth synthetic lease with BNP and exercised our purchase option to buy the leased property at its estimated fair value of $22.5 million. The purchased property has been included in property, plant and equipment in our consolidated balance sheet as of December 31, 2002.

            The most significant of our synthetic leases relates to our manufacturing facility located in Vacaville, California. In November 2001, we completed a synthetic lease transaction for this facility, which had previously been leased to us under a predecessor synthetic lease. This new synthetic lease is structured differently from our other synthetic leases with BNP. As the lessee, we lease the property from an unrelated special purpose trust (owner/lessor) under an operating lease agreement for five years ending November 2006. Third-party financing is provided in the form of a 3% at-risk equity participation from investors and 97% debt commitment. Investors' equity contributions were equal to or greater than 3% of the fair value of the property at the lease's inception and are required to remain so for the term of the lease. A bankruptcy remote, special purpose corporation (SPC) was formed to fund the debt portion through the issuance of commercial paper notes. The SPC lends the proceeds from the commercial paper to the owner/lessor, who issues promissory notes to the SPC. The SPC loans mature in November 2006. The SPC promissory notes are supported by a credit facility provided by financing institutions and draws are generally available under that credit facility to repay the SPC's commercial paper. The collateral for the SPC loans includes the leased property, and an interest in the residual value guarantee provided by us. As the lessee, at any time during the lease term, we have the option to purchase the property at an amount that does not constitute a purchase at less than fair market value. Our off-balance sheet contingent liability under the residual value guarantees is summarized in the table below.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

residual value guarantee would equal 100% of the amount financed by the lessor, and our obligation to purchase the leased properties or pay the related residual value guarantees could be accelerated. We believed at the lease's inception and continue to believe that the occurrence of any event of default that could trigger our purchase obligation is remote.

            Future minimum lease payments under operating leases, exclusive of the residual value guarantees, executory costs and sublease income, at December 31, 2002, are as follows (in millions). These minimum lease payments were computed based on interest rates current at that time which are subject to fluctuations in certain market-based interest rates:

	2003	2004	2005	2006	2007	Thereafter	Total

Synthetic leases	$9.6	$9.4	$8.8	$8.8	$1.3	$-	$37.9
Other operating leases	4.8	3.3	3.1	2.6	2.4	5.2	21.4

Total	$14.4	$12.7	$11.9	$11.4	$3.7	$5.2	$59.3

            The following summarizes the approximate assumed carrying values of the leased properties as of December 31, 2002, which represents the initial fair values of the facilities at the inception of the related lease, less assumed depreciation through June 30, 2003, and residual value guarantee amounts for our synthetic leases (in millions):

	Approximate Initial Fair Value of Leased Property	Estimated Accumulated Depreciation	Estimated Carrying Value	Lease Expiration	Maximum Residual Value Guarantee

South San Francisco Lease 1	$56.6	$21.4	$35.2	07/2004	$48.1
South San Francisco Lease 2	152.0	29.2	122.8	06/2007	129.2
South San Francisco Lease 3	25.0	4.9	20.1	01/2004	21.3
Vacaville Lease	425.0	66.0	359.0	11/2006	371.8

Total	$658.6	$121.5	$537.1		$570.4

            We believe that there have been no impairments in the fair value or use of the properties that we lease under synthetic leases wherein we believe that we would be required to pay amounts under any of the residual value guarantees. We will continue to assess the fair values of the underlying properties and the use of the properties for impairment on an annual basis.

            The maximum exposure to loss on our synthetic leases include (i) residual value guarantee payments as shown above, (ii) certain tax indemnifications in the event the third-parties are obligated for certain federal, state or local taxes as a result of their participation in the transaction, and (iii) indemnification for various losses, costs and expenses incurred by the third-party participants as a result of their ownership of the leased property or participation in the transaction, and as a result of the environmental condition of the property. The additional taxes, losses and expenses as describe in (ii) and (iii) are contingent upon the existence of certain conditions and, therefore, would not be quantifiable at this time. However, we do not expect these additional taxes, losses and expenses to be material. In the case of Lease 1, the lessor (BNP) holds cash collateral of $56.6 million as a source of payment for Genentech's obligation for the residual value guarantee payments and other amounts we owe under the lease.

            Under the FASB's new rule, Interpretation No. 46 (or FIN46), "Consolidation of Variable Interest Entities," it is likely that some or all of the above synthetic leasing structures qualify as variable interest entities of which Genentech, as the primary beneficiary, would be required to consolidate these entities. We have determined that the leasing structure used in the Vacaville Lease will likely qualify as a variable interest entity under FIN 46. Accordingly, with respect to our Vacaville Lease, we estimate that we will need to consolidate assets of $359.0 million, net of accumulated depreciation, liabilities of $412.3 million and noncontrolling interests of $12.7 million, and expect to record a charge of $39.6 million, net of tax, as a cumulative effect of an accounting change on July 1, 2003. With regard to BNP Lease 1, 2 and 3, we are currently evaluating these leases and are seeking additional information from the lessor and its advisors and have not concluded whether it is reasonably possible that we would be required to record the specific assets and liabilities associated with these leases in our financial statements on July 1, 2003.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

            Alternatively, we may restructure or repay these leasing obligations prior to our adoption of FIN 46 on July 1, 2003.

      Commitments

            In the second quarter of 2002, we entered into a manufacturing agreement with Immunex Corporation, a wholly-owned subsidiary of Amgen, to provide Immunex with additional manufacturing capacity for ENBREL® (etanercept) at Genentech's manufacturing facility in South San Francisco, California. As part of the agreement, we are responsible for facility modifications needed to manufacture ENBREL, including the internal labor costs and development production runs. The cost of equipment and outside service costs are reimbursable by Immunex. However, if certain milestones are not met, we are required to reimburse Immunex for up to 45% of the total equipment and outside service costs. Costs associated with development runs are reflected in R&D expense as incurred.

            We entered into a research collaboration agreement with CuraGen Corporation in November 1997, as amended and restated in March 2000, and agreed to provide a convertible equity loan to CuraGen of up to $21.0 million. In October 1999, CuraGen exercised its right to borrow $16.0 million. Simultaneously, with this draw down, CuraGen repaid the loan by issuing common shares of CuraGen stock valued at $16.0 million. Our remaining commitment to CuraGen on the convertible equity loan is $5.0 million. At December 31, 2002, there were no outstanding loans to CuraGen.

            In December 1997, we entered into a research collaboration agreement with Millennium to develop and commercialize Millennium's MLN-02 (formerly LDP-02). Under the terms of the agreement, we have agreed to provide a convertible equity loan for approximately $15.0 million to fund Phase II development costs. Upon successful completion of Phase II, if Millennium agrees to fund 25% of Phase III development costs, we have agreed to provide a second loan to Millennium for such funding. As of December 31, 2002, there were no outstanding loans to Millennium.

            In April 1996, we entered into a research collaboration agreement with XOMA to develop and commercialize Raptiva. In connection with our collaboration with XOMA, we have agreed to provide a convertible equity loan to XOMA of up to $80.0 million (outstanding at any one time) to fund XOMA's share of development costs for Raptiva through FDA approval, and a cash loan of up to $15.0 million to fund XOMA's share of U.S. marketing and sales costs prior to the date of regulatory approval of Raptiva. As of December 31, 2002, XOMA had an aggregate outstanding loan balance of approximately $60.0 million, of which we have reserved $20.7 million. There is no revenue impact on our statements of operations as it relates to the funding of the loan. However, provisions are recorded when we determine that recoverability of the loan has been impaired.

      Contingencies

            In August 2002, we entered into an agreement with Serono S.A. to market Raptiva internationally outside the United States, Japan, and certain other Asian countries. In February 2003, we amended the agreement with Serono to expand Serono's marketing rights to include certain Asian countries other than Japan. Development and marketing rights in the United States remain with us and our U.S. partner XOMA (US) LLC and we retain exclusive marketing rights in Japan. Under the agreement, we and Serono may collaborate on co-developing additional indications of Raptiva and will share certain global development costs. In addition, we have a supply agreement with Serono, under which we have a loss exposure up to a maximum of $10.0 million.

            We are a party to various legal proceedings, including patent infringement litigation relating to our antibody products, and licensing and contract disputes, and other matters.

            We and the City of Hope Medical Center are parties to a 1976 agreement relating to work conducted by two City of Hope employees, Arthur Riggs and Keiichi Itakura, and patents that resulted from that work, which are referred to as the "Riggs/Itakura Patents." Since that time, Genentech has entered into license agreements with various companies to make, use and sell the products covered by the Riggs/Itakura Patents. On August 13, 1999, the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

City of Hope filed a complaint against us in the Superior Court in Los Angeles County, California, alleging that we owe royalties to the City of Hope in connection with these license agreements, as well as product license agreements that involve the grant of licenses under the Riggs/Itakura Patents. The complaint stated claims for declaratory relief, breach of contract, breach of implied covenant of good faith and fair dealing, and breach of fiduciary duty. On December 15, 1999, we filed our answer to the City of Hope's complaint. The first trial of this suit began on August 28, 2001, in which City of Hope was seeking compensatory damages in the amount of approximately $445 million (including interest) and special damages. On October 24, 2001, the jury hearing the lawsuit announced that it was unable to reach a verdict and on that basis the Court declared a mistrial. City of Hope requested a retrial, and the retrial began on March 20, 2002. On June 10, 2002, the jury voted to award the City of Hope approximately $300 million in compensatory damages. On June 24, 2002, the jury voted to award the City of Hope an additional $200 million in punitive damages. Such amounts were accrued as an expense in the second quarter of 2002 and were included in other long-term liabilities in the consolidated balance sheet at December 31, 2002. On August 22, 2002, the Superior Court denied Genentech's motion for judgment notwithstanding the verdict and motion for a new trial. Accordingly, on September 13, 2002, Genentech filed a notice of appeal of the verdict and damages awards with the California Court of Appeal. The appeal process is ongoing. The amount of cash, if any, to be paid in connection with the City of Hope matter will depend on the outcome of the appeal.

            On June 7, 2000, Chiron Corporation filed a patent infringement suit against us in the U.S. District Court in the Eastern District of California (Sacramento), alleging that the manufacture, use, sale and offer for sale of our Herceptin antibody product infringes Chiron's U.S. Patent No. 6,054,561. This patent was granted on April 25, 2000, and will expire on June 28, 2005, and it relates to certain antibodies that bind to breast cancer cells and/or other cells. Chiron is seeking compensatory damages for the alleged infringement, additional special damages (e.g., for willful infringement), and attorneys' fees and costs. We filed our answer to Chiron's complaint, and in our answer we also stated counterclaims against Chiron. On April 22, 2002, the Court issued its decision ("Markman Order") construing certain aspects of the patent claims that are in dispute. On June 25, 2002, the Court issued several decisions regarding summary judgment motions that previously had been filed by Chiron and us. In those decisions, the Court ruled as a matter of law that Herceptin infringes claims 1 to 25 of Chiron's patent, and also ruled as a matter of law in favor of Chiron on some but not all of Genentech's defenses and counterclaims regarding the alleged invalidity and/or unenforceability of the patent. The trial of this suit began on August 6, 2002, with jury selection and opening statements. Following the first phase of the trial, which related to Genentech's remaining defenses and counterclaims regarding the alleged invalidity of the patent, the jury unanimously found that claims 1 to 25 of Chiron's patent were invalid, and on that basis the Court entered judgment in favor of Genentech. On September 23, 2002, Chiron filed a motion for judgment as a matter of law or for a new trial, and on October 14, 2002, Chiron filed a motion for relief from judgment, in each case seeking to overturn or set aside the jury verdict. On October 23, 2002, the Court denied the first of the motions in its entirety. On November 4, 2002, the Court denied the second motion in its entirety. On November 20, 2002, Chiron filed a notice of appeal with the U.S. Court of Appeals for the Federal Circuit. On December 4, 2002, Genentech filed a notice of cross-appeal with the U.S. Court of Appeals for the Federal Circuit. The appeal process is ongoing.

            On August 12, 2002, the U.S. Patent and Trademark Office (or Patent Office) declared an interference between the Chiron patent involved in the above mentioned lawsuit (U.S. Patent No. 6,054,561) and a patent application exclusively licensed by Genentech from a university relating to anti-HER2 antibodies. An interference proceeding is declared to decide who first made a particular invention where two or more parties claim the same invention, whether the parties' claims are patentable, and consequently who is or is not entitled to a patent on the invention. In declaring this interference, the Patent Office has determined that there is a substantial question as to whether the inventors of the Chiron patent were first to invent and are entitled to this patent. If the Patent Office were to decide that the inventors of the university's patent application were first to invent and that their claims are patentable, a new patent would be issued to the university and the Chiron patent would be revoked. On October 24, 2002, the Patent Office redeclared the interference to include, in addition to the above-referenced Chiron patent and university patent application, a number of patents and patent applications owned by either Chiron or Genentech, including Chiron's U.S. Patent No. 4,753,894 that is also at issue in the separate patent infringement lawsuit described below. On November 27, 2002, the parties filed their respective lists of preliminary motions and prior art to be relied on in the interference. The Patent Office has scheduled a tentative date for a hearing on the preliminary motions for October 15, 2003.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

            On March 13, 2001, Chiron filed another patent infringement lawsuit against us in the U.S. District Court in the Eastern District of California, alleging that the manufacture, use, sale and/or offer for sale of our Herceptin antibody product infringes Chiron's U.S. Patent No. 4,753,894. Chiron is seeking compensatory damages for the alleged infringement, additional special damages, and attorneys' fees and costs. Genentech filed a motion to dismiss this second lawsuit, which was denied. On November 1, 2002, the parties filed a proposed stipulation to stay all proceedings in this lawsuit until (1) the interference involving U.S. Patent No. 4,753,894 is resolved or (2) two years from entry of the proposed stipulation, whichever is sooner. On or about November 13, 2002, the Court entered the stipulation, staying the proceedings as requested by the parties. This lawsuit is separate from and in addition to the Chiron suit mentioned above.

            On July 24, 2002, Green Equity, LLC filed a shareholder derivative lawsuit in the San Francisco Superior Court against Genentech as nominal defendant and against several members of our Board of Directors (the "individual defendants"). The lawsuit is based upon the claims made by the City of Hope in the contract dispute referred to above. The complaint alleges that the individual defendants breached the fiduciary duty they owe to Genentech by causing us to withhold royalty payments allegedly due to the City of Hope and to conceal third-party licenses that allegedly should have been disclosed to the City of Hope. The plaintiff seeks unspecified damages, costs, and attorneys' fees. The defendants have removed the case to federal court and the case is now pending in the U.S. District Court in the Northern District of California (San Francisco). Defendants filed motions to dismiss the lawsuit, and a hearing on the motions is scheduled for February 26, 2003. No answer to the complaint has yet been filed.

            We and Tanox Biosystems, Inc. (or Tanox) are parties to a July 1996 Settlement and Cross-Licensing Agreement relating to the development and manufacture of certain antibody products directed towards immunoglobin E, including Xolair and Hu-901. On February 20, 2002, Tanox filed an amended demand in an ongoing arbitration proceeding between Genentech and Tanox that is being conducted by the American Arbitration Association in San Francisco. In its amended demand, Tanox has claimed breach of the July 1996 Agreement, conversion, tortious interference, unjust enrichment, and unfair competition by Genentech, and requests injunctive relief as well as monetary damages "many times in excess of $100,000,000." On March 14, 2002, Genentech denied all of Tanox's claims, and counterclaimed for breach of contract, theft of trade secrets, misappropriation, breach of confidence, interference with contract, and interference with economic expectancies by Tanox. Genentech requested injunctive relief and monetary damages. On October 16, 2002, Tanox announced that in a dispute between it and Novartis, an arbitration panel ruled that Tanox is not entitled to develop independently the Hu-901 antibody product. The Novartis/Tanox panel also ruled that Tanox is entitled to receive certain know-how from Novartis. Tanox contends in its dispute against Genentech that it is entitled to similar information from Genentech. The effect of the October 16 ruling from the Novartis/Tanox arbitration, if any, on Tanox's claims against Genentech cannot be determined since it has not yet been resolved by the arbitrators in the Tanox/Genentech proceedings. The arbitration hearing began on January 13, 2003 and is ongoing.

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

            On May 28, 1999, GlaxoSmithKline plc (or Glaxo) filed a patent infringement lawsuit against us in the U.S. District Court in Delaware. The suit asserted that we infringe four U.S. patents owned by Glaxo. Two of the patents relate to the use of specific kinds of antibodies for the treatment of human disease, including cancer. The other two patents asserted against us relate to preparations of specific kinds of antibodies which are made more stable and the methods by which such preparations are made. After a trial, the jury hearing the lawsuit unanimously found that our Herceptin and Rituxan antibody products do not infringe the patents and therefore that Genentech is not required to

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

pay royalties to Glaxo. The jury also unanimously found that all of the patent claims that Glaxo asserted against Genentech were invalid. Glaxo filed an appeal of the jury's verdict with the U.S. Court of Appeals for the Federal Circuit ("CAFC Appeal"). The oral argument of the appeal took place on February 6, 2002. Genentech's claim against Glaxo for inequitable conduct and other related issues remained pending before the District Court.

            On September 14, 2000, Glaxo filed another patent infringement lawsuit against us in the U.S. District Court in Delaware, alleging that we are infringing U.S. Patent No. 5,633,162 owned by Glaxo. The patent relates to specific methods for culturing Chinese Hamster Ovary cells. The complaint failed to specify which of our products or methods of manufacture allegedly infringed that patent. However, the complaint made a general reference to Genentech's making, using and selling "monoclonal antibodies," and so we believed that the suit related to our Herceptin and Rituxan antibody products. We filed our answer to Glaxo's complaint, and in our answer we also stated counterclaims against Glaxo. This lawsuit was separate from and in addition to the Glaxo suit mentioned above.

            In September 2002, we and Glaxo agreed to a settlement of both of the above-referenced lawsuits, pursuant to which we and Glaxo dismissed with prejudice all the claims and/or counterclaims made by each of us in the lawsuits and dismissed with prejudice the CAFC Appeal. The settlement resolved and ended all the patent infringement claims that Glaxo made against Genentech in the above-referenced lawsuits.

            On March 13, 2001, Genentech filed a complaint in the United States District Court in Delaware against Genzyme Corporation seeking a declaratory judgment that Genentech does not infringe Genzyme's U.S. Patent No. 5,344,773 and that Genentech has not breached a 1992 Patent License and Interference Settlement Agreement between Genentech and Genzyme relating to that patent. Genentech was seeking a declaration that Genzyme's patent is not infringed by any Genentech product, that the patent is invalid, that Genzyme be enjoined from further legal action against Genentech regarding the patent, and that Genentech has not breached the 1992 Agreement.

            On or about April 6, 2001, Genzyme filed a complaint in the same court against Genentech alleging that our TNKase product infringes the Genzyme patent and that Genentech is in breach of the 1992 Agreement referred to above. Genzyme's complaint also alleged willful infringement and reckless breach of contract by Genentech. Genzyme was seeking to enjoin Genentech from infringing the patent, and also was seeking compensatory damages for the alleged infringement and breach of contract, additional special damages, and attorneys' fees and costs. In pre-trial proceedings, Genzyme indicated its intention to present evidence in the trial that the compensatory damages for the alleged infringement and breach of contract should equal $41.9 million. Genentech disputed that any damages were owed and also disputed the amount of compensatory damages for which Genzyme indicated an intention to present evidence in the trial.

            In November 2002, we and Genzyme agreed to a settlement of both of the above-referenced lawsuits, pursuant to which we and Genzyme dismissed with prejudice all the claims and/or counterclaims made by each of us in the lawsuits.

            In 2002, we recognized $543.9 million of litigation-related special charges. These special charges were comprised of the City of Hope Medical Center (or City of Hope) litigation judgment in the second quarter of 2002, including accrued interest and costs related to obtaining a surety bond, and certain other litigation-related matters. In conjunction with the City of Hope judgment, we arranged to post a $600.0 million surety bond and as part of this arrangement, we were required to pledge $630.0 million in cash and investments to secure the bond. The $630.0 million cash and investments were classified as restricted cash on our consolidated balance sheet at December 31, 2002. In addition, we accrued $9.1 million of royalty expenses related to the City of Hope judgment, which was reflected in marketing, general and administrative expenses. We expect that we will continue to incur interest charges on the judgment and service fees on the surety bond each quarter through the process of appealing the City of Hope trial results. These special charges represent our estimate of the costs for the current resolution of these matters and are included in other long-term liabilities in the consolidated balance sheet at December 31, 2002. We developed this estimate in consultation with outside counsel handling our defense in these matters and is based upon the facts and circumstances of these matters known to us at that time. The amount of our liability for certain of these matters could exceed or be less than the amount of our current estimate, depending on the outcome of these matters.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The amount of cash, if any, paid in connection with the City of Hope matter will depend on the outcome of the appeal. See the "Leases, Commitments and Contingencies" note in the Notes to Consolidated Financial Statements of Part II, Item 8 of this Form 10-K for further information regarding our litigations.

RELATIONSHIP WITH ROCHE

            As a result of the Redemption on June 30, 1999, Roche owned 100% of our outstanding Common Stock. Subsequently, Roche completed public offerings of our Common Stock whereby reducing their percentage ownership. At December 31, 2002, Roche's percentage ownership of our Common Stock was 59.8%.

            Also as a result of the Redemption, the then-existing governance agreement between us and Roche terminated, except for provisions relating to indemnification and stock options, warrants and convertible securities. In July 1999, we entered into certain affiliation arrangements with Roche, amended our licensing and marketing agreement with Hoffmann-La Roche, and entered into a tax sharing agreement with Roche as follows:

      Affiliation Arrangements

            Our board of directors consists of two Roche directors, three independent directors nominated by a nominating committee currently controlled by Roche, and one Genentech employee. However, under our bylaws, Roche has the right to obtain proportional representation on our board at any time. Roche intends to continue to allow our current management to conduct our business and operations as we have done in the past. However, we cannot ensure that Roche will not implement a new business plan in the future.

      Tax Sharing Agreement

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

      Roche's Ability to Maintain Its Percentage Ownership Interest in Our Stock

            We expect from time to time to issue additional shares of common stock in connection with our stock option and stock purchase plans, and we may issue additional shares for other purposes. Our affiliation agreement with Roche provides, among other things, that we will establish a stock repurchase program designed to maintain Roche's percentage ownership interest in our common stock. The affiliation agreement provides that we will repurchase a sufficient number of shares pursuant to this program such that, with respect to any issuance of common stock by Genentech in the future, the percentage of Genentech common stock owned by Roche immediately after such issuance will be no lower than Roche's lowest percentage ownership of Genentech common stock at any time after the offering of common stock occurring in July 1999 and prior to the time of such issuance, except that Genentech may issue shares up to an amount that would cause Roche's lowest percentage ownership to be no more than 2% below the "Minimum Percentage." The Minimum Percentage equals the lowest number of shares of Genentech common stock owned by Roche since the July 1999 offering (to be adjusted in the future for dispositions of shares of Genentech common stock by Roche as well as for stock splits or stock combinations) divided by 509,194,352 (to be adjusted in the future for stock splits or stock combinations), which is the number of shares of Genentech common stock outstanding at the time of the July 1999 offering, as adjusted for the two-for-one splits of Genentech common stock in November 1999 and October 2000. As long as Roche's percentage ownership is greater than 50%, prior to issuing any shares, the affiliation agreement provides that we will repurchase a sufficient number of shares of our common stock such that, immediately after our issuance of shares, Roche's percentage ownership will be greater than 50%. The affiliation agreement also provides that, upon Roche's request, we will repurchase shares of our common stock to increase Roche's ownership to the Minimum Percentage. In addition, Roche will have a continuing option to buy stock from us at prevailing market prices to maintain its percentage ownership interest. On December 31, 2002, Roche's percentage ownership of our common stock was 0.4% below the Minimum Percentage.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

RELATED PARTY TRANSACTIONS

            We enter into transactions with Roche, Hoffmann-La Roche and its affiliates in the ordinary course of business. In July 1998, we entered into an agreement with Hoffmann-La Roche to provide them with exclusive marketing rights outside of the U.S. for Herceptin. Under the agreement, Hoffmann-La Roche paid us $40.0 million and has agreed to pay us cash milestones tied to future product development activities, to share equally global development costs up to a maximum of $40.0 million and to make royalty payments on product sales. In addition, in the fourth quarter of 2002, Hoffmann-La Roche paid us a one-time royalty milestone of $10.0 million as a result of reaching $200.0 million in net sales of Herceptin outside of the U.S. In 2000, we received $10.0 million from Hoffmann-La Roche to extend its opt-in rights on Avastin. This amount is classified as deferred revenue on our balance sheet.

            Contract revenue from Hoffmann-La Roche, including reimbursement for ongoing development expenses after the option exercise date, totaled $7.6 million in 2002, $5.8 million in 2001 and $3.5 million in 2000. All other revenues from Roche, Hoffmann-La Roche and their affiliates, principally royalties and product sales, totaled $269.9 million in 2002, $164.1 million in 2001 and $114.2 million in 2000.

            During 2001, Novartis AG (or Novartis) acquired 21.3% of the outstanding voting shares of Roche Holding Ltd. During 2002, Novartis acquired an additional 11.4%, bringing its total holdings of the outstanding voting shares of Roche Holding Ltd to 32.7%. As a result of this investment, Novartis is deemed to have an indirect beneficial ownership interest under FAS 57 "Related Party Disclosures" of more than 10% of Genentech's voting stock. During 2000, we entered into an arrangement with our collaboration partner, Novartis, whereby Novartis is required to fund a portion of the cost of our Xolair inventory until the product is approved for marketing by the FDA. This amount is required to be returned to Novartis upon the earlier of regulatory approval of Xolair in the U.S. or the European Union, and has been recorded in other accrued liabilities in our financial statements. The amount payable to Novartis was $37.8 million at December 31, 2002 and $38.4 million at December 31, 2001 (no amounts were payable at December 31, 2000). Reimbursements for ongoing development expenses, net of expenses incurred by Novartis, totaled $4.0 million in 2002. In 2000, $3.6 million was payable to Novartis for development and commercial expenses, net of expenses incurred by us. The net expense in 2001 was not material.

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

      Stock Repurchase Program

            On October 31, 2001, our Board of Directors authorized a stock repurchase program to repurchase up to 13.0 million shares for an amount not to exceed $625.0 million of our common stock over a 12 month period. On August 15, 2002, our Board of Directors authorized an extension of the stock repurchase program through June 30, 2003, for the repurchase of additional shares for an amount not to exceed an additional $375.0 million of our common stock, increasing the program to a total of approximately 29.6 million shares and an amount not to exceed a total of $1.0 billion. Purchases may be made in the open market or in privately negotiated transactions from time to time at management's discretion. We may also engage in transactions in other Genentech securities in conjunction with the repurchase program, including derivative securities. We also entered into a 10b5-1 insider trading plan on February

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

8, 2002, to repurchase shares in the open market during those periods each quarter when trading in our stock by insiders is restricted under our insider trading policy. Under its terms, the 10b5-1 plan terminated on October 11, 2002, the date on which a total of 3.0 million shares had been purchased under the plan during the period from February 8, 2002 to October 11, 2002. Due to the extension of the stock repurchase program, another 10b5-1 trading plan was entered into on November 13, 2002, to repurchase shares in the open market during those periods each quarter when trading in our stock is restricted under our insider trading policy. This plan covers 2.5 million shares. Under the stock repurchase program approved by our Board of Directors, we repurchased approximately 18.2 million shares of our common stock in 2002 at a cost of approximately $692.8 million. Of those shares repurchased, the number of shares repurchased under our 10b5-1 trading plans were approximately 3.6 million during 2002. In 2001, we repurchased 900,000 shares of our common stock at a cost of $39.7 million, of which 800,000 shares were repurchased with the approval of our Board of Directors at a cost of $34.0 million prior to our adoption of the stock repurchase program, and 100,000 shares were repurchased at a cost of $5.7 million under the stock repurchase program approved by our Board of Directors. Under the stock repurchase program to date, we repurchased approximately 18.3 million shares of our common stock at a cost of approximately $698.4 million during the period from November 1, 2001, through December 31, 2002.

            The par value method of accounting is used for our common stock repurchases. The excess of the cost of shares acquired over the par value is allocated to additional paid-in capital with the amounts in excess of the estimated original sales price charged to accumulated deficit.

      Stock Award Plans

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

            We adopted the 1991 Employee Stock Plan, or the 1991 Plan, on December 4, 1990, and amended it during 1993, 1995, 1997 and 1999. The 1991 Plan allows eligible employees to purchase Common Stock at 85% of the lower of the fair market value of the Common Stock on the grant date or the fair market value on the first business day of each calendar quarter. Purchases are limited to 15% of each employee's eligible compensation. All full-time employees of Genentech are eligible to participate in the 1991 Plan. Of the 21.2 million shares of Common Stock reserved for issuance under the 1991 Plan, 19.4 million shares have been issued as of December 31, 2002. During 2002, 4,472 of the eligible employees participated in the 1991 Plan.

            We have elected to continue to follow Accounting Principles Board Opinion No. 25 (or APB 25) to account for employee stock options because the alternative fair value method of accounting prescribed by FAS 123, "Accounting for Stock-Based Compensation," requires the use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, "Accounting for Stock Issued to Employees," no compensation expense is recognized because the exercise price of our employee stock options equals the market price of the underlying stock on the date of grant.

            The information regarding net income (loss) and earnings (loss) per share prepared in accordance with FAS 123 has been determined as if we had accounted for our employee stock options and employee stock plan under the fair value method prescribed by FAS 123 and the earnings (loss) per share method under FAS 128. The resulting effect on net income (loss) and earnings (loss) per share pursuant to FAS 123 is not likely to be representative of the effects on net income (loss) and earnings (loss) per share pursuant to FAS 123 in future years, due to subsequent years including additional grants and years of vesting. The fair value of options was estimated at the date of grant using a Black-Scholes option valuation model with the following weighted-average assumptions for 2002, 2001 and 2000, respectively:  risk-free interest rates of 2.6%, 3.9% and 5.3%, dividend yields of 0%; volatility factors of the expected market price of our Common Stock of 43.0%, 63.0% and 75.0%, and a weighted-average expected life of the option of five years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

            For purposes of disclosures pursuant to FAS 123 as amended by FAS 148, the estimated fair value of options is amortized to expense over the options' vesting period.

            The following table illustrates the effect on net income (loss) and earnings (loss) per share if we had applied the fair value recognition provisions of FAS 123 to stock-based employee compensation (in thousands, except per share amounts):

	2002	2001	2000

Net income (loss) - as reported	$63,787	$150,236	$(74,241)
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	166,624	152,799	84,826

Pro forma net loss	$(102,837)	$(2,563)	$(159,067)

Earnings (loss) per share:
Basic-as reported	$0.12	$0.29	$(0.14)

Basic-pro forma	$(0.20)	$0.00	$(0.31)

Diluted-as reported	$0.12	$0.28	$(0.14)

Diluted-pro forma	$(0.20)	$0.00	$(0.31)

            A summary of our stock option activity and related information is as follows:

	Shares	Weighted-Average Exercise Price

Options outstanding at December 31, 1999	41,551,604	$25.65
Grants	9,986,353	78.70
Exercises	(8,258,743)	17.96
Cancellations	(2,334,352)	30.82

Options outstanding at December 31, 2000	40,944,862	39.84
Grants	10,740,689	42.58
Exercises	(2,899,135)	24.69
Cancellations	(2,146,446)	45.84

Options outstanding at December 31, 2001	46,639,970	41.06
Grants	12,655,875	28.98
Exercises	(1,672,772)	23.43
Cancellations	(2,203,658)	53.16

Options outstanding at December 31, 2002	55,419,415	$38.37

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

            The following table summarizes information concerning currently outstanding and exercisable options:

	As of December 31, 2002

	Options Outstanding			Options Exercisable

Range of Exercise Prices	Number Outstanding	Weighted- Average Years Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price

$12.531 - $17.781	2,737,573	6.70	$15.04	2,737,573	$15.04
$20.000 - $28.700	27,969,709	7.93	26.07	15,454,902	24.23
$30.070 - $44.770	15,374,903	8.10	42.00	7,341,223	42.42
$45.750 - $66.000	1,424,096	8.11	56.01	641,984	57.51
$71.250 - $95.655	7,913,134	7.87	79.66	4,146,976	79.70

	55,419,415			30,322,658

            Using the Black-Scholes option valuation model, the weighted-average fair value of options granted was $12.54 in 2002, $24.00 in 2001 and $51.05 in 2000. Shares of Common Stock available for future grants under all stock option plans were 4,048,713 at December 31, 2002. We have reserved a sufficient number of shares of our Common Stock in connection with these stock option programs.

SUBSEQUENT EVENT

            Under our stock repurchase program approved by our Board of Directors on October 31, 2001 and extended on August 15, 2002, we have repurchased approximately 1.3 million shares of our common stock at a cost of approximately $47.0 million during the period from January 1, 2003 through February 12, 2003. Of these shares, 475,000 shares were repurchased at a cost of approximately $16.7 million under our 10b5-1 insider trading plan. For more information on our stock repurchase program, see the "Capital Stock" note above.

QUARTERLY FINANCIAL DATA (UNAUDITED)
(in thousands, except per share amounts)

	2002 Quarter Ended

	December 31	September 30	June 30	March 31

Total revenues	$778,314	$675,168	$652,312	$613,452
Product sales	611,766	551,823	523,527	476,549
Gross margin from product sales	491,928	439,342	416,660	374,105
Net income (loss)(1)	92,828	89,304	(213,648)	95,303
Earnings (loss) per share:
Basic	0.18	0.17	(0.41)	0.18
Diluted	0.18	0.17	(0.41)	0.18

	2001 Quarter Ended

	December 31	September 30	June 30	March 31

Total revenues	$600,156	$556,165	$515,874	$540,082
Product sales	492,036	448,700	410,258	391,904
Gross margin from product sales	393,608	352,670	334,070	308,108
Income before cumulative effect of accounting change(2)	42,097	42,741	38,648	32,388
Cumulative effect of accounting change, net of tax(3)	-	-	-	5,638
Net income	42,097	42,741	38,648	26,750
Earnings per share:
Basic	0.08	0.08	0.07	0.05
Diluted	0.08	0.08	0.07	0.05

___________
(1)

Net income (loss) in 2002 reflects litigation-related special charges of $518.0 million in the second quarter for the City of Hope judgment and other litigation-related matters, $12.5 million in the third quarter for accrued interest related to the City of Hope judgment, and $13.4 million in the fourth quarter for accrued interest and costs related to obtaining a surety bond in conjunction with the City of Hope judgment. Net income (loss) in 2002 also includes recurring charges related to the Redemption for the amortization of other intangible assets of $38.9 million in each quarter of 2002. As a result of our adoption of FAS 141 and 142 on January 1, 2002, reported net income increased in each quarter of 2002 by approximately $39.4 million (or $0.08 per share) due to the cessation of goodwill amortization and the amortization of our trained and assembled workforce intangible asset.

(2)	Includes recurring charges related to the Redemption, primarily the amortization of goodwill and other intangible assets of $79.4 million in each quarter of 2001.

(3)

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

            (a) The sections labeled "Nominees for Director" and "Section 16(a) Beneficial Ownership Reporting Compliance" of our Proxy Statement in connection with the 2003 Annual Meeting of Stockholders are incorporated herein by reference.

            (b) Information concerning our Executive Officers is set forth in Part I of this Form 10-K.
Item 11.	EXECUTIVE COMPENSATION

            The sections labeled "Compensation of Directors," "Compensation of Executive Officers," "Summary of Compensation," "Summary Compensation Table," "Stock Option Grants and Exercises," "Option Grants in Last Fiscal Year," "Aggregated Option Exercises in Last Fiscal Year and FY-End Option Values," "Change-In-Control Agreements," "Loans and Other Compensation" and "Compensation Committee Interlocks and Insider Participation" of our Proxy Statement in connection with the 2003 Annual Meeting of Stockholders are incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

            The sections labeled "Relationship With Roche," "Equity Compensation Plans" and "Beneficial Ownership of Principal Stockholders, Directors and Management" of our Proxy Statement in connection with the 2003 Annual Meeting of Stockholders are incorporated herein by reference.
Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

            The sections labeled "Relationship With Roche," "Loans and Other Compensation" and "Certain Relationships and Related Transactions" of our Proxy Statement in connection with the 2003 Annual Meeting of Stockholders is incorporated herein by reference.

Item 14.	CONTROLS AND PROCEDURES

(a)  Evaluation of disclosure controls and procedures:  The Company's principal executive and financial officers reviewed and evaluated the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-14) as of a date within 90 days before the filing date of this Form 10-K. Based on that evaluation, the Company's principal executive and financial officers concluded that the Company's disclosure controls and procedures are effective in timely providing them with material information relating to the Company, as required to be disclosed in the reports the Company files under the Exchange Act.

(b)  Changes in internal controls:  There were no significant changes in the Company's internal controls or other factors that could significantly affect those controls subsequent to the date of the Company's evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  The following documents are included as part of this Annual Report on Form 10-K.

     1.  Index to Financial Statements

Report of Ernst & Young LLP, Independent Auditors

Consolidated Statements of Operations for the years ended December 31, 2002, 2001 and 2000

Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000

Consolidated Balance Sheets at December 31, 2002 and 2001

Consolidated Statements of Stockholders' Equity for the year ended December 31, 2002, 2001 and 2000

Notes to Consolidated Financial Statements

Quarterly Financial Data (unaudited)

     2.  Financial Statement Schedule

     The following schedule is filed as part of this Form 10-K:

Schedule II- Valuation and Qualifying Accounts for the years ended December 31, 2002, 2001 and 2000

All other schedules are omitted as the information required is inapplicable or the information is presented in the consolidated financial statements or the related notes.

     3.  Exhibits

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation.(1)
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation.(8)
3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation.(9)
3.4	Restated Bylaws.
4.4	Form of Common Stock Certificate.(2)
10.1	Form of Affiliation Agreement, dated as of July 22, 1999, between Genentech, Inc. and Roche Holdings, Inc.(2)
10.2	Amendment No. 1, dated October 22, 1999, to Affiliation Agreement between Genentech, Inc. and Roche Holdings, Inc.(6)
10.3

Form of Amended and Restated Agreement, restated as of July 1, 1999, between Genentech, Inc. and F. Hoffmann-La Roche Ltd regarding Commercialization of Genentech's Products outside the United States.(2)

10.4	Form of Tax Sharing Agreement, dated as of July 22, 1999, between Genentech, Inc. and Roche Holdings, Inc.(2)
10.5	Genentech, Inc. Tax Reduction Investment Plan, amended and restated as of January 1, 2002.
10.6	1990 Stock Option/Stock Incentive Plan, as amended and restated as of October 16, 1996.(4)
10.7	1994 Stock Option Plan, as amended and restated as of October 16, 1996.(4)
10.8	1996 Stock Option/Stock Incentive Plan, as amended and restated as of October 16, 1996.(4)
10.9	1999 Stock Plan, as amended and restated as of December 8, 2000.(7)
10.10	1991 Employee Stock Plan, as amended on April 13, 1999.(5)
10.11	Long-Term Key Employee Incentive Program, effective as of July 1, 1999.(6)
10.12	Promissory Note, dated as of December 22, 2000, issued to Genentech, Inc. by Myrtle S. Potter.(8)

Exhibit No.	Description
10.13	Change in Control Agreement, dated as of January 20, 2001, between Genentech, Inc. and Myrtle S. Potter.(8)
10.14	Lease, dated as of October 26, 2001, between Genentech, Inc. and Vacaville Real Estate Trust 2001.(10)
10.15

Participation Agreement, dated as of October 26, 2001, among Genentech, Inc., Vacaville Real Estate Trust 2001, Wilmington Trust Company, The Chase Manhattan Bank, J.P. Morgan Securities, Inc., BNP Paribas, Credit Suisse First Boston, UBS AG, Stamford Branch, Wachovia Bank and various financial institutions named therein.(10)

10.16

Amended and Restated Backup Facility Agreement and Amendment to Other Operative Agreements, dated as of November 7, 2002, among DNA Finance Corp, JP Morgan Bank and various financial institutions named therein.

10.17	Guarantee, dated as of October 26, 2001, between Genentech, Inc., DNA Finance Corp and the investors named therein.(10)
23.1	Consent of Ernst & Young LLP, Independent Auditors.
24.1	Power of Attorney. Reference is made to the signature page.
28.1	Description of the Company's capital stock.(3)
99.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

___________

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

  Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2001 filed with the Commission and incorporated herein by reference.

(b)  Reports on Form 8-K:   None.

SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENENTECH, INC. Registrant

Date:	February 13, 2003	By:	/s/ JOHN M. WHITING

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

            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

Principal Executive Officer:

/s/ ARTHUR D. LEVINSON	Chairman, President and	February 13, 2003

Arthur D. Levinson	Chief Executive Officer

Principal Financial Officer:

/s/ LOUIS J. LAVIGNE, JR.	Executive Vice President and	February 13, 2003

Louis J. Lavigne, Jr.	Chief Financial Officer

Principal Accounting Officer:

/s/ JOHN M. WHITING	Vice President, Controller, and	February 13, 2003

John M. Whiting	Chief Accounting Officer

Signature	Title	Date

Directors:

/s/ HERBERT W. BOYER	Director	February 13, 2003

Herbert W. Boyer

/s/ JONATHAN K.C. KNOWLES	Director	February 13, 2003

Jonathan K.C. Knowles

/s/ FRANZ B. HUMER	Director	February 13, 2003

Franz B. Humer

/s/ MARK RICHMOND	Director	February 13, 2003

Mark Richmond

/s/ CHARLES A. SANDERS	Director	February 13, 2003

Charles A. Sanders

CERTIFICATIONS

I, Arthur D. Levinson, certify that:

            1.   I have reviewed this annual report on Form 10-K of Genentech, Inc.;

            2.   Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

            3.   Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

            4.   The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

       a)   designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

       b)   evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

       c)   presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

            5.   The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

       a)   all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

       b)   any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

            6.   The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	February 13, 2003	By:	/s/ ARTHUR D. LEVINSON

Arthur D. Levinson, Ph.D. President and Chief Executive Officer

I, Louis J. Lavigne, Jr., certify that:

            1.   I have reviewed this annual report on Form 10-K of Genentech, Inc.;

            2.   Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

            3.   Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

            4.   The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

       a)   designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

       b)   evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

       c)   presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

            5.   The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

       a)   all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

       b)   any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

            6.   The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	February 13, 2003	By:	/s/ LOUIS J. LAVIGNE, JR.

Louis J. Lavigne, Jr. Executive Vice President and Chief Financial Officer

SCHEDULE II

GENENTECH, INC.
VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2002, 2001 and 2000
(in thousands)

	Balance at Beginning of Period	Addition Charged to Cost and Expenses	Deductions(1)	Balance at End of Period

Allowance for doubtful accounts and returns:
Year Ended December 31, 2002:	$22,200	$16,563	$(17,073)	$21,690

Year Ended December 31, 2001:	$17,310	$16,145	$(11,255)	$22,200

Year Ended December 31, 2000:	$18,951	$16,167	$(17,808)	$17,310

Inventory reserves:
Year Ended December 31, 2002:	$25,589	$18,588	$(23,202)	$20,975

Year Ended December 31, 2001:	$11,817	$16,354	$(2,582)	$25,589

Year Ended December 31, 2000:	$16,384	$14,500	$(19,067)	$11,817

Reserve for nonmarketable debt and equity securities and convertible equity loans:
Year Ended December 31, 2002:	$36,137	$1,465	$(13,740)	$23,862

Year Ended December 31, 2001:	$32,785	$3,352	$-	$36,137

Year Ended December 31, 2000:	$29,045	$3,740	$-	$32,785

___________
(1)	Represents amounts written off or returned against the allowance or reserves, or returned against earnings.