Form 10-Q
period 2003-03-31
GENENTECH INC
filed 2003-05-02
CIK 318771

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________

FORM 10-Q

________________________

(Mark One)
[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

or

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

            Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes [x]  No [ ]

            Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Number of Shares Outstanding
Common Stock $0.02 par value	510,152,095 Outstanding at April 24, 2003

GENENTECH, INC.
TABLE OF CONTENTS

            In this report, "Genentech," "we," "us" and "our" refer to Genentech, Inc. "Common Stock" refers to Genentech's common stock, par value $0.02 per share and "Special Common Stock" refers to Genentech's callable putable common stock, par value $0.02 per share.

            We own or have rights to various copyrights, trademarks and trade names used in our business including the following: Activase® (alteplase, recombinant) tissue-plasminogen activator; Avastin™ (bevacizumab) anti-VEGF antibody; Cathflo® Activase® (alteplase for catheter clearance); Herceptin® (trastuzumab) anti-HER2 antibody; Nutropin® (somatropin (rDNA origin) for injection) growth hormone; Nutropin AQ® and Nutropin AQ Pen™ (somatropin (rDNA origin) for injection) liquid formulation growth hormone; Nutropin Depot® (somatropin (rDNA origin) for injectable suspension) encapsulated sustained-release growth hormone; Protropin® (somatrem for injection) growth hormone; Pulmozyme® (dornase alfa, recombinant) inhalation solution; TNKase™ (tenecteplase) single-bolus thrombolytic agent; and Raptiva™ (efalizumab, formerly Xanelim™) anti-CD11a antibody. Rituxan® (rituximab) anti-CD20 antibody is a registered trademark of IDEC Pharmaceuticals Corporation; Tarceva™ (erlotinib) is a trademark of OSI Pharmaceuticals, Inc.; and Xolair® (omalizumab) anti-IgE antibody is a trademark of Novartis AG. This report also includes other trademarks, service marks and trade names of other companies.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

GENENTECH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,

	2003	2002

Revenues:
Product sales (including amounts from related party: 2003-$29,409; 2002-$21,347)	$598,482	$476,549
Royalties (including amounts from related party: 2003-$46,887; 2002-$25,850)	113,275	81,843
Contract revenue (including amounts from related parties: 2003-$2,288; 2002-$3,811)	37,915	9,690

Total operating revenues	749,672	568,082

Costs and expenses
Cost of sales (including amounts for related party: 2003-$24,829; 2002-$18,823)	114,842	102,444
Research and development (including contract related: 2003-$9,848; 2002-$4,450)	157,433	146,691
Marketing, general and administrative	137,222	115,421
Collaboration profit sharing	96,547	72,077
Recurring charges related to redemption	38,586	38,928
Special charges: Litigation-related	13,245	-

Total costs and expenses	557,875	475,561

Operating margin	191,797	92,521

Other income, net	15,703	36,410

Income before taxes	207,500	128,931
Income tax provision	56,029	33,628

Net income	$151,471	$95,303

Earnings per share:
Basic	$0.30	$0.18

Diluted	$0.29	$0.18

Weighted-average shares used to compute basic earnings per share	511,909	526,835

Weighted-average shares used to compute diluted earnings per share	517,266	534,978

See Notes to Condensed Consolidated Financial Statements.

GENENTECH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,

	2003	2002

Cash flows from operating activities:
Net income	$151,471	$95,303
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	73,016	67,925
Deferred income taxes	(17,889)	416
Gain on sales of securities available-for-sale	(910)	(25,664)
Loss on sales of securities available-for-sale	541	2,602
Write-down of securities available-for-sale	3,764	8,207
Loss on fixed asset dispositions	-	4,596
Changes in assets and liabilities:
Litigation-related liability	15,077	-
Investments in trading securities	11,148	(60,466)
Receivables and other current assets	27,205	(33,787)
Inventories	(17,565)	(2,308)
Accounts payable, other current liabilities and other long-term liabilities	(359)	9,784

Net cash provided by operating activities	245,499	66,608

Cash flows from investing activities:
Purchases of securities available-for-sale	(253,742)	(345,306)
Proceeds from sales and maturities of securities available-for-sale	120,699	356,517
Purchases of nonmarketable equity securities	-	(1,250)
Capital expenditures	(73,460)	(72,078)
Change in other assets	(6,317)	(7,982)

Net cash used in investing activities	(212,820)	(70,099)

Cash flows from financing activities:
Stock issuances	21,064	26,964
Stock repurchases	(113,172)	(179,855)
Repayment of short-term debt	-	(149,692)

Net cash used in financing activities	(92,108)	(302,583)

Net decrease in cash and cash equivalents	(59,429)	(306,074)
Cash and cash equivalents at beginning of period	208,130	395,203

Cash and cash equivalents at end of period	$148,701	$89,129

See Notes to Condensed Consolidated Financial Statements.

GENENTECH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	March 31, 2003	December 31, 2002

Assets:
Current assets:
Cash and cash equivalents	$148,701	$208,130
Short-term investments	936,730	826,442
Accounts receivable - product sales, net (including amounts due from related party: 2003-$10,034; 2002-$18,564)	234,255	242,907
Accounts receivable - royalties, net (including amounts due from related party: 2003-$63,079; 2002-$60,615)	132,775	116,423
Accounts receivable - other, net (including amounts due from related parties: 2003-$16,136; 2002-$27,715)	23,105	59,151
Inventories	411,107	393,542
Prepaid expenses and other current assets	237,289	236,189

Total current assets	2,123,962	2,082,784
Long-term marketable securities and other	567,668	567,286
Property, plant and equipment (net of accumulated depreciation: 2003-$755,187; 2002-$727,612)	1,114,618	1,068,734
Goodwill	1,334,219	1,334,219
Other intangible assets (net of accumulated amortization of: 2003-$1,621,546; 2002-$1,578,884)	886,725	927,538
Restricted cash	686,600	686,600
Other long-term assets	114,295	110,158

Total assets	$6,828,087	$6,777,319

Liabilities and stockholders' equity:
Current liabilities:
Accounts payable	$58,525	$51,380
Other accrued liabilities (including amounts due to related parties: 2003-$52,179; 2002-$51,116)	585,468	595,280

Total current liabilities	643,993	646,660
Litigation-related and other long-term liabilities	790,131	791,775

Total liabilities	1,434,124	1,438,435

Commitments and contingencies
Stockholders' equity:
Preferred stock	-	-
Common stock	10,209	10,256
Additional paid-in capital	6,632,944	6,650,352
Accumulated deficit, since June 30, 1999	(1,510,392)	(1,590,366)
Accumulated other comprehensive income	261,202	268,642

Total stockholders' equity	5,393,963	5,338,884

Total liabilities and stockholders' equity	$6,828,087	$6,777,319

See Notes to Condensed Consolidated Financial Statements.

GENENTECH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

            In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting only of adjustments of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. The Condensed Consolidated Balance Sheet as of December 31, 2002 has been derived from the audited consolidated financial statements as of that date. For further information, refer to the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2002.

Use of Estimates

            The preparation of financial statements in conformity with generally accepted accounting principles in the United States (or U.S.) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Recent Accounting Pronouncements

            In June 2002, the Financial Accounting Standards Board (or FASB) issued FAS 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses accounting for restructuring, discontinued operation, plant closing, or other exit or disposal activity. FAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. FAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The adoption of FAS 146 on January 1, 2003 did not have a significant impact on our financial position and results of operations.

            In November 2002, the FASB issued Interpretation No. 45 (or FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 elaborates on the existing disclosure requirements for most guarantees, including residual value guarantees issued in conjunction with operating lease agreements. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value of the obligation it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. Our adoption of FIN 45 did not have a material impact on our results of operations and financial position. See Note 2, "Leases and Contingencies," below for a discussion of our exposure related to our agreement with Serono S.A. and our synthetic leases and the related residual value guarantees.

            In January 2003, the FASB issued Interpretation No. 46 (or FIN 46), "Consolidation of Variable Interest Entities." FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. A variable interest entity is a corporation, partnership, trust, or any other legal structures used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. A variable interest entity often holds financial assets, including loans or receivables, real estate or other property. A variable interest entity may be essentially passive or it may engage in research and development or other activities on behalf of another company. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. See Note 2, "Leases and Contingencies," below for a discussion of our synthetic leases and the expanded disclosures required by FIN 46.

            In December 2002, the FASB issued Statement No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." FAS 148 amends FAS 123 "Accounting for Stock-Based Compensation" to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, FAS 148 amends the disclosure requirements of FAS 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The additional disclosure requirements of FAS 148 are effective for fiscal years ending after December 15, 2002. We have elected to continue to follow the intrinsic value method of accounting as prescribed by Accounting Principles Board Opinion No. 25 (or APB 25), "Accounting for Stock Issued to Employees," to account for employee stock options. Under APB 25, no compensation expense is recognized unless the exercise price of our employee stock options is less than the market price of the underlying stock on the date of grant. We have not recorded such expenses in the periods presented because we grant options at the fair market value of the underlying stock on the date of grant.

            The following information regarding net income and earnings per share prepared in accordance with FAS 123 has been determined as if we had accounted for our employee stock options and employee stock plan under the fair value method prescribed by FAS 123. The resulting effect on net income and earnings per share pursuant to FAS 123 is not likely to be representative of the effects on net income and earnings per share pursuant to FAS 123 in future periods, due to subsequent periods including additional grants and periods of vesting. The fair value of options was estimated at the date of grant using a Black-Scholes option valuation model with the following weighted-average assumptions for the three months ended March 31, 2003 and 2002, respectively:  risk-free interest rates of 2.8% and 4.4%; dividend yields of 0%; volatility factors of the expected market price of our Common Stock of 36.0% and 43.0%; and a weighted-average expected life of the option of five years.

            The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. Option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because our employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion the existing models do not provide a reliable single measure of the fair value of our employee stock options.

            For purposes of disclosures pursuant to FAS 123 as amended by FAS 148, the estimated fair value of options is amortized to expense over the options' vesting period.

            The following table illustrates the effect on reported net income and earnings per share if we had applied the fair value recognition provisions of FAS 123 to stock-based employee compensation (in thousands, except per share amounts):

	Three Months Ended March 31,

	2003	2002

Net income - as reported	$151,471	$95,303
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	579	328

Pro forma net income	$150,892	$94,975

Earnings per share:
Basic-as reported	$0.30	$0.18

Basic-pro forma	$0.29	$0.18

Diluted-as reported	$0.29	$0.18

Diluted-pro forma	$0.29	$0.18

Accounts Receivable Allowances

            We prepare estimates for sales returns and allowances, discounts and rebates based primarily on historical trends and experience and changes in customer financial conditions.

Reclassifications

            In the first quarter of 2003, we made certain classification changes in our Condensed Consolidated Statements of Income. A new caption titled "other income, net" was added to the Condensed Consolidated Statements of Income (see below for the composition of this new caption). The "contract and other" caption presented in prior periods was changed to "contract revenues" and the gains from the sale of biotechnology equity securities that were previously included in "contract and other" are now reflected in "other income, net." In addition, write-downs on biotechnology equity securities previously included in "marketing, general and administrative" expenses are now also reflected in the "other income, net" caption.

            The following table summarizes the components of "other income, net," for the first quarters of 2003 and 2002 (in thousands):

	Three Months Ended March 31,

Other Income, Net	2003	2002

Gains on sales of biotechnology equity securities	$542	$17,075
Write-downs of biotechnology debt and equity securities	(3,764)	(8,207)
Interest income	18,925	28,295
Interest expense	-	(753)

Total other income, net	$15,703	$36,410

            As part of our strategic alliance efforts, we invested in debt and equity securities of certain biotechnology companies with which we have or have had collaborative agreements. "Other income, net" in the Condensed Consolidated Statements of Income includes realized gains and losses from the sale of certain of these biotechnology equity securities and write-downs for other-than-temporary declines in the fair value of certain of these biotechnology debt and equity securities. In addition, "other income, net," includes interest income and interest expense, net of amounts capitalized.

            Certain reclassifications of prior year amounts have been made to our Condensed Consolidated Statements of Income and our Condensed Consolidated Balance Sheets to conform with the current year presentation.

Note 2.	LEASES AND CONTINGENCIES

Leases

            We lease various real properties under operating leases that generally require us to pay taxes, insurance, maintenance and minimum lease payments. Some of our leases have options to renew. Four of our operating leases are commonly referred to as synthetic leases. A synthetic lease represents a form of off-balance sheet financing under which an unrelated third-party funds 100% of the costs of the acquisition and/or construction of the property and leases the asset to a lessee (Genentech), and at least 3% of the third-party funds represent at-risk equity. As the lessee, our synthetic leases are treated as operating leases for accounting purposes and as financing leases for tax purposes. (See also below regarding FIN 46). Under our synthetic lease structures, upon termination or expiration, at our option, we must either purchase the property from the lessor at a predetermined amount that does not constitute a purchase at less than fair market value, sell the real property to a third-party, or renew the lease arrangement. If the property is sold to a third-party at an amount less than the amount financed by the lessor, we have agreed under residual value guarantees to pay the lessor up to an agreed upon percentage of the amount financed by the lessor.

            Three of our four synthetic leases were entered into with BNP Paribas Leasing Corporation (or BNP), who leases directly to us various buildings that we occupy in South San Francisco, California. Under certain of these leases, we are required to maintain cash collateral of $56.6 million, which we have included in our Condensed Consolidated Balance Sheets as restricted cash.

            The most significant of our synthetic leases relates to our manufacturing facility located in Vacaville, California. In November 2001, we completed a synthetic lease transaction for this facility, which had previously been leased to us under a predecessor synthetic lease. This new synthetic lease is structured differently from our other synthetic leases. As the lessee, we lease the property from an unrelated special purpose trust (owner/lessor) under an operating lease agreement for five years ending November 2006. Third-party financing is provided in the form of a 3% at-risk equity participation from investors and 97% debt commitment. Investors' equity contributions were equal to or greater than 3% of the fair value of the property at the lease's inception and are required to remain so for the term of the lease. A bankruptcy-remote, special purpose corporation (SPC) was formed to fund the debt portion through the issuance of commercial paper notes. The SPC lends the proceeds from the commercial paper to the owner/lessor, who issues promissory notes to the SPC. The SPC loans mature in November 2006. The SPC promissory notes are supported by a credit facility provided by financing institutions and draws are generally available under that credit facility to repay the SPC's commercial paper. The collateral for the SPC loans includes the leased property, and an interest in the residual value guarantee provided by us. As the lessee, at any time during the lease term, we have the option to purchase the property at an amount that does not constitute a purchase at less than fair market value. Our off-balance sheet contingent liability under the residual value guarantees is summarized in the table below.

            Under all the synthetic leases, Genentech, as the lessee, is also required to maintain certain pre-defined financial ratios and is limited to the amount of debt it can assume. In addition, no Genentech officers or employees have any financial interest with regards to these synthetic lease arrangements or with any of the special purpose entities used in these arrangements. In the event of a default, the maximum amount payable under the residual value guarantee would equal 100% of the amount financed by the lessor, and our obligation to purchase the leased properties or pay the related residual value guarantees could be accelerated. We believed at the lease's inception and continue to believe that the occurrence of any event of default that could trigger our purchase obligation is remote.

            Future minimum lease payments under operating leases, exclusive of the residual value guarantees, executory costs and sublease income, at December 31, 2002, are as follows (in millions). These minimum lease payments were computed based on interest rates current at that time, which are subject to fluctuations in certain market-based interest rates:

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

            The maximum exposure to loss on our synthetic leases include (i) residual value guarantee payments as shown above, (ii) certain tax indemnifications in the event the third-parties are obligated for certain federal, state or local taxes as a result of their participation in the transaction, and (iii) indemnification for various losses, costs and expenses incurred by the third-party participants as a result of their ownership of the leased property or participation in the transaction, and as a result of the environmental condition of the property. The additional taxes, losses and expenses as described in (ii) and (iii) are contingent upon the existence of certain conditions and, therefore, would not be quantifiable at this time. However, we do not expect these additional taxes, losses and expenses to be material. In the case of Lease 1, we have pledged cash collateral of $56.6 million as a source of payment for Genentech's obligation for the residual value guarantee payments and other amounts we owe under the lease.

            Under the FASB's new rule, FIN 46, "Consolidation of Variable Interest Entities," it is likely that some or all of the above synthetic leasing structures qualify as variable interest entities that Genentech, as the primary beneficiary, would be required to consolidate. We have determined that the leasing structure used in the Vacaville Lease will likely qualify as a variable interest entity under FIN 46. Accordingly, with respect to our Vacaville Lease, we estimate that we will need to consolidate assets of $359.0 million, net of accumulated depreciation, liabilities of $412.3 million and noncontrolling interests of $12.7 million, and expect to record a charge of $39.6 million, net of tax, as a cumulative effect of an accounting change on July 1, 2003. With regard to BNP Leases 1, 2 and 3, we are currently evaluating these leases and are seeking additional information from the lessor to determine whether or not we will need to consolidate the related assets under FIN 46 on July 1, 2003.

Contingencies

            In August 2002, we entered into an agreement with Serono S.A. to market Raptiva internationally outside the United States, Japan, and certain other Asian countries. In February 2003, we amended the agreement with Serono to expand Serono's marketing rights to include certain Asian countries other than Japan. Development and marketing rights in the United States remain with us and our U.S. collaborator, XOMA (US) LLC, and we retain exclusive marketing rights in Japan. Under the agreement, we and Serono may collaborate on co-developing additional indications of Raptiva and will share certain global development costs. In addition, we have a supply agreement with Serono under which we could have a loss exposure up to a maximum of $10.0 million.

            We are a party to various legal proceedings, including patent infringement litigation relating to our antibody products, and licensing and contract disputes, and other matters.

            We and the City of Hope Medical Center are parties to a 1976 agreement relating to work conducted by two City of Hope employees, Arthur Riggs and Keiichi Itakura, and patents that resulted from that work, which are referred to as the "Riggs/Itakura Patents." Since that time, Genentech has entered into license agreements with various companies to make, use and sell the products covered by the Riggs/Itakura Patents. On August 13, 1999, the City of Hope filed a complaint against us in the Superior Court in Los Angeles County, California, alleging that we owe royalties to the City of Hope in connection with these license agreements, as well as product license agreements that involve the grant of licenses under the Riggs/Itakura Patents. The first trial of this suit began on August 28, 2001. On October 24, 2001, the jury hearing the lawsuit announced that it was unable to reach a verdict and on that basis the Court declared a mistrial. City of Hope requested a retrial, and the retrial began on March 20, 2002. On June 10, 2002, the jury voted to award the City of Hope approximately $300 million in compensatory damages. On June 24, 2002, the jury voted to award the City of Hope an additional $200 million in punitive damages. Such amounts were accrued as an expense in the second quarter of 2002 and were included in "litigation-related and other long-term liabilities" in the Condensed Consolidated Balance Sheets at March 31, 2003 and December 31, 2002. Genentech filed a notice of appeal of the verdict and damages awards with the California Court of Appeal. The appeal process is ongoing. The amount of cash, if any, to be paid in connection with the City of Hope matter will depend on the outcome of the appeal.

            On June 7, 2000, Chiron Corporation filed a patent infringement suit against us in the U.S. District Court in the Eastern District of California (Sacramento), alleging that the manufacture, use, sale and offer for sale of our Herceptin antibody product infringes Chiron's U.S. Patent No. 6,054,561. This patent was granted on April 25, 2000, and will expire on June 28, 2005, and it relates to certain antibodies that bind to breast cancer cells and/or other cells. Chiron is seeking compensatory damages for the alleged infringement, additional damages (e.g., for willful infringement), and attorneys' fees and costs. On April 22, 2002, the Court issued its decision ("Markman Order") construing certain aspects of the patent claims that are in dispute. On June 25, 2002, the Court issued several decisions regarding summary judgment motions that previously had been filed by Chiron and us. In those decisions, the Court ruled as a matter of law that Herceptin infringes claims 1 to 25 of Chiron's patent, and also ruled as a matter of law in favor of Chiron on some but not all of Genentech's defenses and counterclaims regarding the alleged invalidity and/or unenforceability of the patent. The trial of this suit began on August 6, 2002. Following the first phase of the trial, which related to Genentech's remaining defenses and counterclaims regarding the alleged invalidity of the patent, the jury unanimously found that claims 1 to 25 of Chiron's patent were invalid, and on that basis the Court entered judgment in favor of Genentech. Chiron filed a notice of appeal with the U.S. Court of Appeals for the Federal Circuit, and Genentech filed a notice of cross-appeal. The appeal process is ongoing.

            On August 12, 2002, the U.S. Patent and Trademark Office (or Patent Office) declared an interference between the Chiron patent involved in the above mentioned lawsuit (U.S. Patent No. 6,054,561) and a patent application exclusively licensed by Genentech from a university relating to anti-HER2 antibodies. An interference proceeding is declared to decide who first made a particular invention where two or more parties claim the same invention, whether the parties' claims are patentable, and consequently who is or is not entitled to a patent on the invention. In declaring this interference, the Patent Office has determined that there is a substantial question as to whether the inventors of the Chiron patent were first to invent and are entitled to this patent. If the Patent Office were to decide that the inventors of the university's patent application were first to invent and that their claims are patentable, a new patent would be issued to the university and the Chiron patent would be revoked. On October 24, 2002, the Patent Office redeclared the interference to include, in addition to the above-referenced Chiron patent and university patent application, a number of patents and patent applications owned by either Chiron or Genentech, including Chiron's U.S. Patent No. 4,753,894 that is also at issue in the separate patent infringement lawsuit described below. The interference proceeding is ongoing.

            On March 13, 2001, Chiron filed another patent infringement lawsuit against us in the U.S. District Court in the Eastern District of California, alleging that the manufacture, use, sale and/or offer for sale of our Herceptin antibody product infringes Chiron's U.S. Patent No. 4,753,894. Chiron is seeking compensatory damages for the alleged infringement, additional damages, and attorneys' fees and costs. Genentech filed a motion to dismiss this second lawsuit, which was denied. On November 1, 2002, the parties filed a proposed stipulation to stay all proceedings in this lawsuit until (1) the interference involving U.S. Patent No. 4,753,894 is resolved or (2) two years from entry of the proposed stipulation, whichever is sooner. On or about November 13, 2002, the Court entered the stipulation, staying the proceedings as requested by the parties. This lawsuit is separate from and in addition to the Chiron suit mentioned above.

            On July 24, 2002, Green Equity, LLC filed a shareholder derivative lawsuit in the San Francisco Superior Court against Genentech as nominal defendant and against several members of our Board of Directors, and by subsequent amendment of the lawsuit, against several current and former Genentech officers and employees (the "individual defendants"). The lawsuit is based upon the claims made by the City of Hope in the contract dispute referred to above. The complaint alleges that the individual defendants breached the fiduciary duty they owe to Genentech by causing us to withhold royalty payments allegedly due to the City of Hope and to conceal third-party licenses that allegedly should have been disclosed to the City of Hope. The plaintiff seeks unspecified damages, costs, and attorneys' fees. The case was removed to federal court and is now pending in the U.S. District Court in the Northern District of California (San Francisco). Defendants filed motions to dismiss the lawsuit, and on March 6, 2003, the Court issued an order granting in part and denying in part the motions to dismiss. The Court dismissed the Complaint against Genentech and all the individual defendants, except for Jonathan K.C. Knowles. The Court dismissed the Complaint against Knowles with leave to amend. On April 7, 2003, Green Equity, LLC and an additional plaintiff, Warren Jones, filed another amended Complaint against Genentech as nominal defendant and against Dr. Knowles and several other members of our Board of Directors.

            We and Tanox Biosystems, Inc. (or Tanox) are parties to a July 1996 Settlement and Cross-Licensing Agreement relating to the development and manufacture of certain antibody products directed towards immunoglobin E, including Xolair and Hu-901. On February 20, 2002, Tanox filed an amended demand in an ongoing arbitration proceeding between Genentech and Tanox that is being conducted by the American Arbitration Association in San Francisco. In its amended demand, Tanox has claimed breach of the July 1996 Agreement, conversion, tortious interference, unjust enrichment, and unfair competition by Genentech, and requests injunctive relief as well as monetary damages "many times in excess of $100,000,000." On March 14, 2002, Genentech denied all of Tanox's claims, and counterclaimed for breach of contract, theft of trade secrets, misappropriation, breach of confidence, interference with contract, and interference with economic expectancies by Tanox. Genentech requested injunctive relief and monetary damages. On October 16, 2002, Tanox announced that in a dispute between it and Novartis, an arbitration panel ruled that Tanox is not entitled to develop independently the Hu-901 antibody product. The Novartis/Tanox panel also ruled that Tanox is entitled to receive certain know-how from Novartis. Tanox contends in its dispute against Genentech that it is entitled to similar information from Genentech. The effect of the October 16 ruling from the Novartis/Tanox arbitration, if any, on Tanox's claims against Genentech cannot be determined since it has not yet been resolved by the arbitrators in the Tanox/Genentech proceedings. As a general matter, the claims are divided into two categories: (1) compensation for lost rights under agreements with Genentech and Novartis, and (2) additional royalties on future sales. The arbitration began on January 13, 2003 and is ongoing. Tanox closed its case on January 30, 2003 and Genentech closed its case on March 30, 2003. A decision in the arbitration is expected on or before June 13, 2003. The outcome of this matter cannot be determined at this time.

            On April 11, 2003, MedImmune, Inc. filed a lawsuit against Genentech, City of Hope National Medical Center, and Celltech R & D Ltd. in the U.S. District Court for the Central District of California (Los Angeles). The lawsuit relates to U.S. Patent No. 6,331,415 ("the '415 patent") that is co-owned by Genentech and City of Hope and under which MedImmune and other companies have been licensed and are paying royalties to Genentech. The lawsuit includes claims for violation of antitrust, patent, and unfair competition laws. MedImmune is seeking to have the '415 patent declared invalid and/or unenforceable, a determination that MedImmune does not owe royalties under the '415 patent on sales of its Synagis® antibody product, an injunction to prevent Genentech from enforcing the '415 patent, an award of actual and exemplary damages, and other relief. Genentech intends to vigorously defend itself against all of the allegations and claims in this lawsuit. An estimate of any potential loss or range of loss cannot be made at this time.

           In the first quarter of 2003, we recorded $13.3 million for accrued interest and costs related to the surety bond we obtained in the third quarter of 2002 for the City of Hope trial judgment. In 2002, we recognized $543.9 million of litigation-related special charges. These special charges were comprised of the City of Hope litigation judgment in the second quarter of 2002, accrued interest and costs related to obtaining a surety bond, and certain other litigation-related matters. In conjunction with the City of Hope judgment, in the third quarter of 2002 we posted a $600.0 million surety bond and as part of this arrangement, we were required to pledge $630.0 million in cash and investments to secure the bond. The $630.0 million cash and investments were classified as restricted cash on our Condensed Consolidated Balance Sheets at March 31, 2003 and December 31, 2002. In addition, we accrued $2.4 million of royalty expenses related to the City of Hope judgment in the first quarter of 2003, which was reflected in marketing, general and administrative expenses. We expect that we will continue to incur interest charges on the judgment and service fees on the surety bond each quarter through the process of appealing the City of Hope trial results. These special charges represent our best estimate of the costs for the current resolution of these matters and are included in litigation-related and other long-term liabilities in the Condensed Consolidated Balance Sheets at March 31, 2003 and December 31, 2002. We developed this estimate in consultation with outside counsel handling our defense in these matters and it is based upon the facts and circumstances of these matters known to us at that time. The amount of our liability for certain of these matters could exceed or be less than the amount of our current estimate, depending on the outcome of these matters. The amount of cash, if any, paid in connection with the City of Hope matter will depend on the outcome of the appeal.

Note 3.	RELATIONSHIP WITH ROCHE

Redemption of Our Special Common Stock

            On June 30, 1999, we redeemed all of our outstanding Special Common Stock held by stockholders other than Roche Holdings, Inc. (or Roche) with funds deposited by Roche for that purpose. This event, referred to as the "Redemption," caused Roche to own 100% of our common stock on that date. The Redemption was reflected as a purchase of a business which under U.S. generally accepted accounting principles, required push-down accounting to reflect in our financial statements the amount paid for our stock in excess of our net book value plus Roche's transaction costs at June 30, 1999. See Note 4, "Goodwill and Other Intangible Assets," for the amortization of our other intangible assets.

Roche's Ability to Maintain Its Percentage Ownership Interest in Our Stock

            We expect from time to time to issue additional shares of common stock in connection with our stock option and stock purchase plans, and we may issue additional shares for other purposes. Our affiliation agreement with Roche provides, among other things, that we will establish a stock repurchase program designed to maintain Roche's percentage ownership interest in our common stock. The affiliation agreement provides that we will repurchase a sufficient number of shares pursuant to this program such that, with respect to any issuance of common stock by Genentech in the future, the percentage of Genentech common stock owned by Roche immediately after such issuance will be no lower than Roche's lowest percentage ownership of Genentech common stock at any time after the offering of common stock occurring in July 1999 and prior to the time of such issuance, except that Genentech may issue shares up to an amount that would cause Roche's lowest percentage ownership to be no more than 2% below the "Minimum Percentage." The Minimum Percentage equals the lowest number of shares of Genentech common stock owned by Roche since the July 1999 offering (to be adjusted in the future for dispositions of shares of Genentech common stock by Roche as well as for stock splits or stock combinations) divided by 509,194,352 (to be adjusted in the future for stock splits or stock combinations), which is the number of shares of Genentech common stock outstanding at the time of the July 1999 offering, as adjusted for the two-for-one splits of Genentech common stock in November 1999 and October 2000. As long as Roche's percentage ownership is greater than 50%, prior to issuing any shares, the affiliation agreement provides that we will repurchase a sufficient number of shares of our common stock such that, immediately after our issuance of shares, Roche's percentage ownership will be greater than 50%. The affiliation agreement also provides that, upon Roche's request, we will repurchase shares of our common stock to increase Roche's ownership to the Minimum Percentage. In addition, Roche will have a continuing option to buy stock from us at prevailing market prices to maintain its percentage ownership interest. On March 31, 2003, Roche's percentage ownership of our common stock was 60.1%.

Note 4.	GOODWILL AND OTHER INTANGIBLE ASSETS

            Goodwill represents the difference between the purchase price and the fair value of the net assets when accounted for by the purchase method of accounting arising from the Redemption (see above Note 3, "Relationship With Roche"). The carrying amount of goodwill at March 31, 2003 and December 31, 2002 was $1,334.2 million. We performed an impairment test of goodwill upon adoption of FAS 142 on January 1, 2002, and an impairment test on September 30, 2002, and found no impairment. We will continue to monitor the carrying value of our goodwill through impairment tests performed at least annually.

            The components of our acquisition-related intangible assets arising from the Redemption and push-down accounting (see above Note 3, "Relationship With Roche"), patents and other intangible assets at March 31, 2003 and December 31, 2002, are as follows (in millions):

	March 31, 2003			December 31, 2002

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Developed product technology	$1,194.1	$710.3	$483.8	$1,194.1	$690.4	$503.7
Core technology	443.5	313.4	130.1	443.5	308.0	135.5
Developed license technology	467.5	401.9	65.6	467.5	394.6	72.9
Tradenames	144.0	57.9	86.1	144.0	55.5	88.5
Key distributor relationships	80.0	61.6	18.4	80.0	58.0	22.0
Patents	102.2	38.8	63.4	100.0	36.2	63.8
Other intangible assets	77.0	37.7	39.3	77.3	36.2	41.1

Total	$2,508.3	$1,621.6	$886.7	$2,506.4	$1,578.9	$927.5

            Amortization expense of our other intangible assets was $43.0 million in the first quarter of 2003 and $42.4 million in the first quarter of 2002.

            The expected future annual amortization expense of our other intangible assets is as follows (in millions):

For the Year Ending December 31,	Amortization Expense

2003 (remaining nine months)	$126.9
2004	160.2
2005	137.2
2006	117.3
2007	116.1
2008	114.1
Thereafter	114.9

Total expected future annual amortization	$886.7

Note 5.	DERIVATIVE FINANCIAL INSTRUMENTS

            We record gains and losses on derivatives related to our equity hedging instruments in "other income, net" in the Condensed Consolidated Statements of Income. We had no such gains or losses in the first quarters of 2003 or 2002.

            At March 31, 2003, net losses on derivative instruments expected to be reclassified from accumulated other comprehensive income to earnings during the next twelve months are $3.3 million due to the recognition of premiums related to maturing foreign currency exchange options.

Derivative Activity in Accumulated Other Comprehensive Income

            The following table summarizes activity in other comprehensive income (or OCI) related to derivatives, net of taxes, held during the first quarters of 2003 and 2002 (in thousands):

	Three Months Ended March 31,

	2003	2002

Changes in fair value of derivatives	$1,139	$(4,458)
Losses reclassified from OCI to income	11	-

Change in unrealized gains (losses) on derivatives	$1,150	$(4,458)

Note 6.	COMPREHENSIVE INCOME

            Comprehensive income is comprised of net income and OCI. OCI includes certain changes in stockholders' equity that are excluded from net income. OCI includes changes in fair value of derivatives designated as and effective as hedges and unrealized gains and losses on our available-for-sale securities. The following table summarizes the components of total comprehensive income, net of taxes, during the first quarters of 2003 and 2002 (in thousands):

	Three Months Ended March 31,

	2003	2002

Net income	$151,471	$95,303
Change in unrealized (losses) on securities available-for-sale	(8,590)	(40,891)
Change in unrealized gains (losses) on derivatives	1,150	(4,458)

Comprehensive income	$144,031	$49,954

            The components of accumulated other comprehensive income, net of taxes, are as follows (in thousands):

	March 31, 2003	December 31, 2002

Unrealized gains on securities available-for-sale	$256,509	$265,099
Unrealized gains on derivatives	4,693	3,543

Accumulated other comprehensive income	$261,202	$268,642

Note 7.	EARNINGS PER SHARE

            The following is a reconciliation of the denominator used in basic and diluted earnings per share (EPS) computations for the quarters ended March 31, 2003 and 2002 (in thousands):

	Three Months Ended March 31,

	2003	2002

Numerator:
Net income	$151,471	$95,303

Denominator:
Weighted-average shares outstanding used for basic earnings per share	511,909	526,835
Effect of dilutive securities:
Stock options	5,357	8,143

Weighted-average shares and dilutive stock options used for diluted earnings per share	517,266	534,978

            Options to purchase 24,110,816 shares of common stock between $35.87 and $95.66 per share were outstanding in the first quarter of 2003, and options to purchase 9,542,574 shares of common stock between $50.55 and $95.66 per share were outstanding in the first quarter of 2002. These options were excluded from the computation of diluted EPS because such options were anti-dilutive in the respective periods presented.

Note 8.	INVENTORIES

            In anticipation of the launch of Xolair, we produced in prior years approximately $76.6 million of inventory, of which $45.5 million has been paid for by our collaborator, Novartis Pharmaceuticals Corporation, or are covered by inventory reserves. In anticipation of the launch of Raptiva, we produced approximately $11.5 million of inventory, of which $6.9 million has been covered by inventory reserves. The Xolair and Raptiva inventories are included in work in process. Due to the launch delays of Xolair and Raptiva, we continually assess the realizability of these inventories based on expected U.S. Food and Drug Administration approval dates, forecasted sales, and product expiration. Inventories at March 31, 2003 and December 31, 2002 are summarized below (in thousands):

	March 31, 2003	December 31, 2002

Raw materials and supplies	$31,733	$30,181
Work in process	337,943	329,819
Finished goods	41,431	33,542

Total	$411,107	$393,542

Note 9.	CAPITAL STOCK

Stock Repurchase Program

            Under the stock repurchase program approved by our Board of Directors on October 31, 2001, as extended on August 15, 2002, we are authorized to repurchase up to $1 billion of our common stock through the period ending June 30, 2003. Purchases may be made in the open market or in privately negotiated transactions from time to time at management's discretion. We may also engage in transactions in other Genentech securities in conjunction with the repurchase program, including derivative securities. Due to the extension of the stock repurchase program, a new 10b5-1 trading plan was entered into on November 13, 2002, to repurchase shares in the open market during those periods each quarter when trading in our stock is restricted under our insider trading policy. This plan covers 2.5 million shares. Under the stock repurchase program, we repurchased approximately 3.2 million shares of our common stock in the first quarter of 2003 at a cost of approximately $113.2 million. Of those shares repurchased, approximately 1.2 million were repurchased under our current 10b5-1 insider trading plan. In the first quarter of 2002, we repurchased 3.7 million shares of our common stock at a cost of approximately $179.9 million. Of those shares repurchased, approximately 0.3 million were repurchased under our prior 10b5-1 insider trading plan. Under the stock repurchase program to date, we repurchased approximately 21.5 million shares of our common stock at a cost of approximately $811.6 million during the period from November 1, 2001 through March 31, 2003.

            The par value method of accounting is used for common stock repurchases. The excess of the cost of shares acquired over the par value is allocated to additional paid-in capital with the amounts in excess of the estimated original sales price charged to accumulated deficit.
Note 10.	TAXES

            The tax provision of $56.0 million in the first quarter of 2003 increased over the tax provision of $33.6 million in the first quarter of 2002 primarily due to increased pretax income and decreased tax credits, partially offset by a $17.0 million favorable change in estimate of prior years items.

            The effective tax rate was 27% in the first quarter of 2003 compared to 26% in the first quarter of 2002. The increase reflects a decrease in tax credits, partially offset by a favorable change in estimate of prior years items.

Note 11.	SUBSEQUENT EVENTS

            Under our stock repurchase program approved by our Board of Directors on October 31, 2001 and extended on August 15, 2002, we have repurchased approximately 1.0 million shares of our common stock at a cost of approximately $34.6 million during the period from April 1, 2003 through April 25, 2003. Of these shares, 0.3 million shares were repurchased at a cost of approximately $12.0 million under our current 10b5-1 insider trading plan. For more information on our stock repurchase program, see the "Capital Stock" note above.

            On April 11, 2003, MedImmune, Inc. filed a lawsuit against Genentech, City of Hope National Medical Center, and Celltech R & D Ltd. in the U.S. District Court for the Central District of California (Los Angeles). The lawsuit relates to U.S. Patent No. 6,331,415 ("the '415 patent") that is co-owned by Genentech and City of Hope and under which MedImmune and other companies have been licensed and are paying royalties to Genentech. The lawsuit includes claims for violation of antitrust, patent, and unfair competition laws. MedImmune is seeking to have the '415 patent declared invalid and/or unenforceable, a determination that MedImmune does not owe royalties under the '415 patent on sales of its Synagis® antibody product, an injunction to prevent Genentech from enforcing the '415 patent, an award of actual and exemplary damages, and other relief. Genentech intends to vigorously defend itself against all of the allegations and claims in this lawsuit. An estimate of any potential loss or range of loss cannot be made at this time.

INDEPENDENT ACCOUNTANTS' REVIEW REPORT

The Board of Directors and Stockholders of Genentech, Inc.

            We have reviewed the accompanying condensed consolidated balance sheet of Genentech, Inc. as of March 31, 2003, and the related condensed consolidated statements of income and cash flows for each of the three-month periods ended March 31, 2003 and 2002. These financial statements are the responsibility of Genentech's management.

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

            We have previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheet of Genentech, Inc. as of December 31, 2002, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein) and in our report dated January 14, 2003 (except for the note titled Subsequent Event, as to which the date is February 12, 2003), we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2002, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ERNST & YOUNG LLP

Palo Alto, California
April 8, 2003, except
for Note 11, as to which
the date is April 25, 2003

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

  Protropin (somatrem for injection) growth hormone for the treatment of inadequate endogenous growth hormone secretion, or growth hormone deficiency, in children (manufacture of Protropin has been discontinued but sales will continue for up to one year until inventory is depleted); and

  Pulmozyme (dornase alfa, recombinant) inhalation solution for the treatment of cystic fibrosis.

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

Redemption of Our Special Common Stock

            On June 30, 1999, we redeemed all of our outstanding Special Common Stock held by stockholders other than Roche Holdings, Inc. (or Roche) at a price of $20.63 per share in cash with funds deposited by Roche for that purpose. We refer to this event as the "Redemption." As a result, on that date, Roche's percentage ownership of our outstanding Common Stock increased from 65% to 100%. Consequently, under accounting principles generally accepted in the United States, we were required to use push-down accounting to reflect in our financial statements the amounts paid for our stock in excess of our net book value. Push-down accounting required us to record $1,685.7 million of goodwill and $1,499.0 million of other intangible assets onto our balance sheet on June 30, 1999. See also below in the "Recurring Charges Related to Redemption" section of Results of Operations and Note 3, "Relationship With Roche -- Redemption of Our Special Common Stock," in the Notes to Condensed Consolidated Financial Statements.

Roche's Ability to Maintain Its Percentage Ownership Interest in Our Stock

            We expect from time to time to issue additional shares of common stock in connection with our stock option and stock purchase plans, and we may issue additional shares for other purposes. Our affiliation agreement with Roche provides, among other things, that we establish a stock repurchase program designed to maintain Roche's percentage ownership interest in our common stock. The affiliation agreement provides that we will repurchase a sufficient number of shares pursuant to this program such that, with respect to any issuance of common stock by Genentech in the future, the percentage of Genentech common stock owned by Roche immediately after such issuance will be no lower than Roche's lowest percentage ownership of Genentech common stock at any time after the offering of common stock occurring in July 1999 and prior to the time of such issuance, except that Genentech may issue shares up to an amount that would cause Roche's lowest percentage ownership to be no more than 2% below the "Minimum Percentage." The Minimum Percentage equals the lowest number of shares of Genentech common stock owned by Roche since the July 1999 offering (to be adjusted in the future for dispositions of shares of Genentech common stock by Roche as well as for stock splits or stock combinations) divided by 509,194,352 (to be adjusted in the future for stock splits or stock combinations), which is the number of shares of Genentech common stock outstanding at the time of the July 1999 offering, as adjusted for the two-for-one splits of Genentech common stock in November 1999 and October 2000. As long as Roche's percentage ownership is greater than 50%, prior to issuing any shares, the affiliation agreement provides that we will repurchase a sufficient number of shares of our common stock such that, immediately after our issuance of shares, Roche's percentage ownership will be greater than 50%. The affiliation agreement also provides that, upon Roche's request, we will repurchase shares of our common stock to increase Roche's ownership to the Minimum Percentage. In addition, Roche will have a continuing option to buy stock from us at prevailing market prices to maintain its percentage ownership interest. On March 31, 2003, Roche's percentage ownership of our common stock was 60.1%.

Reclassifications

            In the first quarter of 2003, we made certain classification changes in our Condensed Consolidated Statements of Income. A new caption titled "other income, net" was added to the Condensed Consolidated Statements of Income (see below in "Results of Operations -- Other Income, Net" for the composition of this new caption). The "contract and other" caption presented in prior periods was changed to "contract revenues" and the gains from the sale of biotechnology equity securities that were previously included in "contract and other" are now reflected in "other income, net." In addition, write-downs on biotechnology equity securities previously included in "marketing, general and administrative" expenses are now also reflected in the "other income, net," caption.

            Certain reclassifications of prior year amounts have been made to our Condensed Consolidated Statements of Income and our Condensed Consolidated Balance Sheets to conform with the current year presentation.

Available Information

             Our quarterly reports on Form 10-Q, annual reports on Form 10-K and our other filings with the Securities and Exchange Commission, and any amendments to such filings, can be found on our website at http://www.gene.com or can be obtained by contacting our Investor Relations Department at (650) 225-1599 or by sending an e-mail message to investor.relations@gene.com.

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

      Operating Leases

            We lease various real properties under operating leases that generally require us to pay taxes, insurance, maintenance and minimum lease payments. Four of our operating leases are commonly referred to as "synthetic leases." A synthetic lease is a form of off-balance sheet financing under which an unrelated third-party funds 100% of the costs for the acquisition and/or construction of the property and leases the asset to a lessee (Genentech), and at least 3% of the third-party funds represent at-risk equity. As the lessee, our synthetic leases are treated as operating leases for accounting purposes and financing leases for tax purposes. We periodically review the fair values of the properties we lease in order to determine potential accounting ramifications. Adverse changes in the fair value of the properties we lease and changes in the equity participation of third-parties could affect the classification of these leases from operating to financing for accounting purposes. In addition, our adoption of the Financial Accounting Standards Board's Interpretation No. 46, "Consolidation of Variable Interest Entities," and the consolidation of some or all of our synthetic leases effective July 1, 2003, may have a material impact on our financial condition and results of operations. See the "Recent Accounting Pronouncements " section below for a more complete discussion of our synthetic leases.

      Legal Contingencies

            We are currently involved in certain legal proceedings as discussed in Note 2, "Leases and Contingencies" in the Notes to Condensed Consolidated Financial Statements of Part I, Item 1 of this Form 10-Q. As of March 31, 2003, we have accrued our estimate of the costs for the current resolution of these matters. We developed these estimates in consultation with outside counsel handling our defense in these matters and it is based upon the facts and circumstances of these matters known to us at that time. The amount of our liability for certain of these matters could exceed or be less than the amount of our current estimates, depending on the outcome of these matters.

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

      Research and Development Expenses

            Research and development (or R&D) expenses include related salaries and benefits, clinical trial and related clinical manufacturing costs, contract and other outside service fees, and facilities and overhead costs. R&D expenses consist of independent R&D costs and costs associated with collaborative R&D and in-licensing arrangements. In addition, we fund R&D at other companies and research institutions under agreements, which we can generally terminate at will. R&D expenses also include activities such as product registries and investigator sponsored trials. R&D costs, including some upfront fees and milestones paid to collaborators, are expensed as incurred. The timing of upfront fees and milestone payments in the future may cause variability in our future R&D expenses.

      Income Taxes

            Income tax expense is based on pretax financial accounting income under the liability method. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Significant estimates are required in determining our provisions for income taxes. Various internal and external factors may have favorable or unfavorable effects on our future effective tax rate. These factors include, but are not limited to, changes in tax laws, regulations and/or rates, changing interpretations of existing tax laws or regulations, future levels of R&D spending, future levels of capital expenditures, and changes in overall levels of pretax earnings. We believe that our reserves for these uncertainties are adequate.

      Accounts Receivable Allowances

            We prepare estimates for sales returns and allowances, discounts and rebates based primarily on historical trends and experience and changes in customer financial conditions. If actual future results vary, we may need to adjust our estimates, which could have an impact on earnings in the period of the adjustment.

      Inventories

            Our inventories are stated at the lower of cost or market. Cost is determined using a weighted-average approach, which approximates the first-in first-out method. If inventory costs exceed expected market value due to obsolescence or unmarketability, reserves are recorded for the difference between the cost and the market value. These reserves are determined based on significant estimates.

            Inventories consist of currently marketed products and product candidates awaiting regulatory approval, which are capitalized based on management's judgment of probable near term commercialization. We would be required to expense previously capitalized costs related to pre-approval inventory upon a change in such judgment, due to, among other potential factors, a denial or delay of approval by the necessary regulatory bodies. At March 31, 2003, inventories related to Xolair and Raptiva products, which have not yet received regulatory approval, were $35.7 million, net of related reserves and amounts paid by our collaborator.

      Marketable Equity Securities and Other

            Marketable equity securities and other debt securities are carried at fair value with unrealized gains and losses on securities classified as "available-for-sale" included in accumulated other comprehensive income in stockholders' equity. If the fair value of a security has declined below its carrying value for each trading day for six consecutive months or if the decline is due to a significant adverse event, the impairment is considered to be other-than-temporary. An other-than-temporary decline in fair value of a debt or equity security of a biotechnology company is written down to its estimated fair value with a charge to "other income, net." Other-than-temporary declines in fair value of all other short-term or long-term marketable securities are charged against interest income, included in "other income, net." Some of the factors we consider in determining whether a significant adverse event has occurred with an issuer include, among other things, unfavorable clinical trial results and the prospect for new products, a denial of a product approval by a regulatory body, the termination of a major collaborative partnership and the liquidity position and financing activities of the issuer. The determination of whether a decline in fair value is other-than-temporary requires significant judgment, and can have a material impact on our financial results.

      Nonmarketable Equity Securities

            Nonmarketable equity securities are carried at cost. We periodically monitor the fair value of such securities by reviewing the liquidity position and financing activities of the respective issuers to determine if impairment write-downs are necessary. In the event that impairment write-downs are recorded and subsequently recovered upon the sale of the related security, our financial results will be favorably impacted. We record impairments in "other income, net."

RESULTS OF OPERATIONS
(dollars in millions, except per share amounts)

            This discussion of our Results of Operations contains forward-looking statements regarding the costs related to the completion of in-process projects. Actual results could differ materially. For a discussion of the risks and uncertainties associated with the costs related to the completion of in-process projects see "The Successful Development of Biotherapeutics is Highly Uncertain," "We May Be Unable to Obtain or Maintain Regulatory Approvals for Our Products," "Difficulties or Delays in Product Manufacturing Could Harm Our Business," "Protecting Our Proprietary Rights Is Difficult and Costly" and "We May Be Unable to Retain Skilled Personnel and Maintain Key Relationships" sections of "Forward-Looking Information and Cautionary Factors That May Affect Future Results" below.

	Three Months Ended March 31,

	2003	2002	% Change

Total operating revenues	$749.7	$568.0	32%

            Total operating revenues increased 32% in the first quarter of 2003 from the comparable period in 2002. The increase was due to higher product sales, royalty income and contract revenues. These increases are further discussed below.

	Three Months Ended March 31,

Product Sales	2003	2002	% Change

Rituxan	$341.0	$247.5	38%
Herceptin	93.7	86.8	8
Growth Hormone	76.7	67.7	13
Thrombolytics	47.5	42.8	11
Pulmozyme	39.6	31.7	25

Total product sales	$598.5	$476.5	26%

      Total Product Sales

            Total net product sales increased 26% in the first quarter of 2003 from the comparable period in 2002 due to higher sales of all products. Increased sales volume accounted for a 20% increase, or $96.1 million, in the first quarter of 2003, and was primarily attributable to Rituxan, Pulmozyme, growth hormone and Herceptin products. Higher sales prices accounted for the remainder of the increase in the first quarter of 2003 and were primarily attributable to price increases with respect to our Rituxan, growth hormone, Pulmozyme and Herceptin products.

      Rituxan

            Net sales of Rituxan increased 38% in the first quarter of 2003 from the comparable period in 2002. This increase was primarily due to increased use of the product for the treatment of B-cell non-Hodgkin's lymphoma in indolent and aggressive non-Hodgkin's lymphoma (NHL), as well as chronic lymphocytic leukemia (CLL), used in both monotherapy and combination therapy settings. The current approved label indication is for relapsed, indolent or low grade NHL. The increase was also due to, a lesser extent, a price increase. Net sales of Rituxan decreased 2% from the fourth quarter of 2002. While wholesaler inventories of Rituxan were within our typical ranges at the end of both quarters, they were at the higher end of the typical range at the end of December 2002 and at the lower end of the typical range by the end of March 2003. Also, there were fewer billing days in the first quarter of 2003 than in the previous quarter. During the first quarter of 2003, the National Comprehensive Cancer Network (or NCCN) issued guidelines that included the use of Rituxan in the relapsed aggressive NHL setting.

      Herceptin

            Net sales of Herceptin increased 8% in the first quarter of 2003 from the comparable period in 2002. The increase was due to penetration in first-line use in the metastatic breast cancer market and a longer average treatment duration. The increase was also due to, a lesser extent, a price increase. The increase was partly offset by a $9.5 million decrease in ex-U.S. sales as there were no Herceptin sales to Hoffmann-La Roche this quarter. Net Herceptin sales decreased 12% from the prior quarter primarily due to no Herceptin sales to Hoffmann-La Roche. In late September 2002, Hoffmann-La Roche received approval from the European Committee for Proprietary Medicinal Products to manufacture Herceptin at its Penzberg, Germany facility. The Penzberg facility will become the primary site for the manufacture of Herceptin to supply ex-U.S. territories. We expect our sales of Herceptin to Hoffmann-La Roche to decline starting in 2003. However, we will continue to receive royalties from their ex-U.S. sales of Herceptin.

      Growth Hormone

            Net sales of our four growth hormone products, Nutropin Depot, Nutropin AQ, Nutropin, and Protropin, increased 13% in the first quarter 2003 from the comparable period in 2002. The increase was attributable to a price increase and continued strong demand for the products. The continued strong demand reflects our focus on new patient starts using our Nutropin AQ Pen, continued growth in the adult patient market, higher dosing during puberty and an incremental increase in the length of therapy. In late April 2002, the U.S. Food and Drug Administration (or FDA) approved Nutropin AQ Pen, a new delivery system for Nutropin AQ. The Nutropin AQ Pen was launched on July 10, 2002.

      Thrombolytics

            Combined net sales of our three thrombolytic products, Activase, TNKase and Cathflo Activase, increased 11% in the first quarter of 2003 from the comparable period in 2002. The increase is primarily due to an increase in sales of Cathflo Activase for catheter clearance. Cathflo Activase received FDA approval in early September 2001 and was launched in late September 2001. Additionally, modest increases in Activase usage for acute ischemic stroke are being observed. The overall size of the thrombolytic market for acute myocardial infarction continues to decline as a result of the increasing use of mechanical reperfusion, early intervention with other therapies in the treatment of acute myocardial infarction, and preventative therapies.

      Pulmozyme

            Net sales of Pulmozyme increased 25% in the first quarter of 2003 from the comparable period in 2002. The increase primarily reflects an increased focus on aggressive treatment of cystic fibrosis early in the course of the disease and, to a lesser extent, a price increase.

Royalties and Contract revenues	Three Months Ended March 31,

	2003	2002	% Change

Royalties	$113.3	$81.8	39%
Contract revenues	37.9	9.7	291

      Royalties

            Royalty income increased 39% in the first quarter of 2003 from the comparable period in 2002. The increase was due to higher third-party sales by various licensees, primarily Hoffmann-La Roche on higher sales of our Herceptin and Rituxan products, including gains on foreign currency exchange rates related to such sales.

      Contract Revenues

            Contract revenues were higher in the first quarter of 2003 from the comparable period in 2002. The increase was primarily due to a milestone payment from a third-party collaborator, higher revenues from collaborators and payments from out-licensing a patent to several licensees.

	Three Months Ended March 31,

Costs and Expenses	2003	2002	% Change

Cost of sales	$114.8	$102.4	12%
Research and development	157.4	146.7	7
Marketing, general and administrative	137.2	115.4	19
Collaboration profit sharing	96.6	72.1	34
Recurring charges related to redemption	38.6	38.9	(1)
Special charges: Litigation-related	13.3	-	100

Total costs and expenses	$557.9	$475.5	17%

      Cost of Sales

            Cost of sales (or COS) increased 12% in the first quarter of 2003 from the comparable period of 2002. Cost of sales as a percent of product sales decreased to 19% in the first quarter of 2003 from 21% in the first quarter of 2002. The decrease in costs as a percent of sales was primarily due to lower production costs for products sold in the first quarter of 2003 and higher royalty costs in the first quarter of 2002 due to a $5.0 million payment for retroactive royalties.

            In late September 2002, Hoffmann-La Roche received approval from the European Committee for Proprietary Medicinal Products to manufacture Herceptin at its Penzberg, Germany facility. The Penzberg facility will become the primary site for the manufacture of Herceptin to supply ex-U.S. territories. We expect our sales of Herceptin to Hoffmann-La Roche to decline starting in 2003. Accordingly, if our ex- U.S. Herceptin sales decline as expected, our cost as a percent of sales is also expected to decline due to lower gross margins generated by the ex-U.S. Herceptin sales.

      Research and Development

            Research and development (or R&D) expenses increased 7% in the first quarter of 2003 from the comparable period in 2002. This increase was largely due to higher development manufacturing expenses, higher clinical development expenses related to products that are primarily in late stage development, including Raptiva, product experience studies and higher research expenses due to an increase in headcount and related expenses. These increases were offset in part by lower in-licensing expenses in the first quarter of 2003.

            The major components of R&D expenses for the quarters ended March 31, 2003 and 2002 were as follows (in millions):

Research and Development	Three Months Ended March 31,

	2003	2002	% Change

Research	$36.8	$30.1	22%
Development	114.9	107.9	6
In-licensing	5.7	8.7	(34)

Total	$157.4	$146.7	7%

      Marketing, General and Administrative

            Overall marketing, general and administrative (or MG&A) expenses increased 19% in the first quarter of 2003 from the comparable period in 2002 due to higher marketing and selling expenses. The increase in marketing and selling expenses were primarily due to: (i) a $9.7 million increase in marketing and promotional programs and headcount growth in support of our bio-oncology commercial and pipeline products, including Rituxan and Tarceva; (ii) a $5.3 million increase in headcount growth and other commercial and pipeline promotional programs, including pre-launch activities related Xolair, and (iii) a $3.6 million increase due to headcount growth and an increase in commercial initiatives in support of all products.

      Collaboration Profit Sharing

            Collaboration profit sharing increased 34% in the first quarter of 2003 from the comparable period in 2002. The increase was primarily due to increased Rituxan profit sharing with IDEC due to higher Rituxan sales.

      Recurring Charges Related to Redemption

            We began recording recurring charges related to the Redemption and push-down accounting in the first quarter of 1999. The charges in the first quarter of 2003 were comparable to the first quarter of 2002, and were comprised of the amortization of other intangible assets in both periods.

      Special Charges: Litigation-Related

            In the first quarter of 2003, we recorded $13.3 million for accrued interest and costs related to the surety bond we obtained in the third quarter of 2002 for the City of Hope trial judgment. In 2002, we recognized $543.9 million of litigation-related special charges. These special charges were comprised of the City of Hope litigation judgment in the second quarter of 2002, accrued interest and costs related to obtaining a surety bond, and certain other litigation-related matters. We expect that we will continue to incur interest charges on the judgment and services fees on the surety bond each quarter through the process of appealing the City of Hope trial results. These special charges represent our best estimate of the costs for the current resolution of these matters and are included in litigation-related and other long-term liabilities in the Condensed Consolidated Balance Sheets at March 31, 2003 and December 31, 2002. We developed this estimate in consultation with outside counsel handling our defense in these matters and it is based upon the facts and circumstances of these matters known to us at that time. The amount of our liability for certain of these matters could exceed or be less than the amount of our current estimate, depending on the outcome of these matters. The amount of cash, if any, paid in connection with the City of Hope matter will depend on the outcome of the appeal. See Note 2, "Leases and Contingencies," in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for further information regarding our litigations.

      Other Income, Net

            As part of our strategic alliance efforts, we invested in debt and equity securities of certain biotechnology companies with which we have or have had collaborative agreements. "Other income, net" includes realized gains and losses from the sale of certain of these biotechnology equity securities and write-downs for other-than-temporary declines in the fair value of certain of these biotechnology debt and equity securities. In addition, "other income, net," includes interest income and interest expense, net of amounts capitalized. "Other "income, net," in the first quarter of 2003 decreased 57% from the comparable quarter in 2002. The decrease was primarily due to lower gains on sales of biotechnology equity securities, lower interest income as a result of lower yields and lower average cash and investment balances, offset in part by other-than-temporary charges recorded against the carrying values of certain equity securities in biotechnology companies.

	Three Months Ended March 31,

Other Income, Net	2003	2002	% Change

Gains on sales of biotechnology equity securities	$0.5	$17.1	(97)%
Write-downs on biotechnology debt and equity securities	(3.7)	(8.2)	(55)
Interest income	18.9	28.3	(33)
Interest expense	-	(0.8)	(100)

Total other income, net	$15.7	$36.4	(57)%

            Depending on market conditions, we may determine that in future periods certain of our other unhedged biotechnology marketable equity securities are impaired, which could result in additional write-downs of those equity securities.

Income Before Taxes, Income Tax Provision, Net Income and Earnings Per Share	Three Months Ended March 31,

	2003	2002	% Change

Income before taxes	$207.5	$128.9	61%
Income tax provision	56.0	33.6	67
Net income	151.5	95.3	59
Earnings per share:
Basic	0.30	0.18	67
Diluted	0.29	0.18	61

      Income Tax Provision

            Our effective tax rate was 27% in the first quarter of 2003 compared to 26% in the first quarter of 2002. The tax provision of $56.0 million in the first quarter of 2003 increased over the tax provision of $33.6 million in the first quarter of 2002 primarily due to increased pretax income and decreased tax credits, partially offset by a $17.0 million favorable change in estimate of prior years items.

            We anticipate that our effective tax rate for the year 2003 will be higher than the first quarter of 2003. Other factors may have favorable or unfavorable effects on our effective tax rate during the remainder of 2003 and in subsequent years. These factors include, but are not limited to, interpretations of existing tax laws, changes in tax laws and rates, future levels of R&D spending, future levels of capital expenditures, and changes in overall levels of pretax earnings.

      Net Income and Earnings Per Share

            Net income and diluted earnings per share in the first quarter of 2003 increased from the comparable period of 2002 primarily as a result of higher operating revenues, driven mostly by higher product sales, offset in part by higher operating expenses, lower "other income, net," and a higher tax provision. The increase in diluted earnings per share was also attributable to a lower weighted average shares outstanding for the first quarter of 2003 compared to the first quarter of 2002.

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

            Except as otherwise noted below, there have been no significant changes to the projects since December 31, 2001. We do not track all costs associated with research and development on a project-by-project basis. Therefore, we believe a calculation of cost incurred as a percentage of total incurred project cost as of the FDA approval is not possible. We estimate, however, that the research and development expenditures that will be required to complete the in-process projects will total at least $385.0 million, as compared to $700.0 million as of the Redemption date. This estimate reflects costs incurred since the Redemption date, discontinued projects, and decreases in cost to complete estimates for other projects, partially offset by an increase in certain cost estimates related to early stage projects and changes in expected completion dates.

            The following are significant changes that occurred during the first three months of 2003, to the projects included in the IPR&D charge at the Redemption:

  Xolair (omalizumab) - We announced that the U.S. Food and Drug Administration's Pulmonary-Allergy Drugs Advisory Committee (PADAC) will review the companies' Biologics License Application (BLA) for Xolair™ (Omalizumab) for the treatment of moderate-to-severe allergic asthma in adolescents and adults on May 15, 2003.

  Herceptin antibody - Phase III program studying Herceptin as an adjuvant therapy for breast cancer may take longer to complete than originally anticipated.

  rhuFab V2 (ranibizumab) - We have initiated a Phase III study for patients with the wet form of age-related macular degeneration.

      Recent Accounting Pronouncements

            In June 2002, the Financial Accounting Standards Board (or FASB) issued FAS 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses accounting for restructuring, discontinued operation, plant closing, or other exit or disposal activity. FAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. FAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The adoption of FAS 146 on January 1, 2003 did not have a significant impact on our financial position and results of operations.

            In November 2002, the FASB issued Interpretation No. 45 (or FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 elaborates on the existing disclosure requirements for most guarantees, including residual value guarantees issued in conjunction with operating lease agreements. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value of the obligation it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. Our adoption of FIN 45 did not have a material impact on our results of operations and financial position. See below in "Leases and Contingencies" for a discussion of our exposures related to our agreement with Serono S.A. and our synthetic leases and the related residual value guarantees.

            In January 2003, the FASB issued Interpretation No. 46 (or FIN 46), "Consolidation of Variable Interest Entities." FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. A variable interest entity is a corporation, partnership, trust, or any other legal structures used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. A variable interest entity often holds financial assets, including loans or receivables, real estate or other property. A variable interest entity may be essentially passive or it may engage in research and development or other activities on behalf of another company. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. See below in "Leases and Contingencies" for a discussion of our synthetic leases and the expanded disclosures required by FIN 46.

            In December 2002, the FASB issued Statement No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." FAS 148 amends FAS 123 "Accounting for Stock-Based Compensation" to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, FAS 148 amends the disclosure requirements of FAS 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The additional disclosure requirements of FAS 148 are effective for fiscal years ending after December 15, 2002. We have elected to continue to follow the intrinsic value method of accounting as prescribed by Accounting Principles Board Opinion No. 25 (or APB 25), "Accounting for Stock Issued to Employees," to account for employee stock options. Under APB 25, no compensation expense is recognized unless the exercise price of our employee stock options is less than the market price of the underlying stock on the date of grant. We have not recorded such expenses in the periods presented because we grant options at the fair market value of the underlying stock on the date of grant. See Note 1, "Summary of Significant Accounting Policies" in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for the required disclosures under FAS 148.

      Liquidity and Capital Resources

Liquidity and Capital Resources (in millions)	March 31, 2003	December 31, 2002

Cash and cash equivalents, short-term investments and long-term marketable securities and debt securities	$1,653.1	$1,601.9
Working capital	1,480.0	1,436.1

            We used cash generated from operations, income from investments and proceeds from stock issuances to fund operations, purchase marketable securities, make capital and equity investments and to make stock repurchases during the first quarters of 2003 and 2002, and to redeem our convertible subordinated debentures in the first quarter of 2002.

            Under the stock repurchase program approved by our Board of Directors on October 31, 2001, as extended on August 15, 2002, we are authorized to repurchase up to $1 billion of our common stock through the period ending June 30, 2003. Purchases may be made in the open market or in privately negotiated transactions from time to time at management's discretion. We may also engage in transactions in other Genentech securities in conjunction with the repurchase program, including derivative securities. Due to the extension of the stock repurchase program, a new 10b5-1 trading plan was entered into on November 13, 2002, to repurchase shares in the open market during those periods each quarter when trading in our stock is restricted under our insider trading policy. This plan covers 2.5 million shares. Under the stock repurchase program, we repurchased approximately 3.2 million shares of our common stock in the first quarter of 2003 at a cost of approximately $113.2 million. Of those shares repurchased, approximately 1.2 million were repurchased under our current 10b5-1 insider trading plan. In the first quarter of 2002, we repurchased 3.7 million shares of our common stock at a cost of approximately $179.9 million. Of those shares repurchased, approximately 0.3 million were repurchased under our prior 10b5-1 insider trading plan. Under the stock repurchase program to date, we repurchased approximately 21.5 million shares of our common stock at a cost of approximately $811.6 million during the period from November 1, 2001 through March 31, 2003.

            Capital expenditures of $73.5 million in the first quarter of 2003 increased slightly over the $72.1 million in the comparable period of 2002.

            We believe that our cash, cash equivalents and short-term investments, together with funds provided by operations and leasing arrangements, will be sufficient to meet our foreseeable operating cash requirements including any cash utilized under our stock repurchase program. In addition, we believe we could access additional funds from the debt and, under certain circumstances, capital markets. See above for a discussion of our leasing arrangements. See "Our Affiliation Agreement With Roche Could Adversely Affect Our Cash Position" section below and Note 2, "Leases and Contingencies," in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for factors that could negatively affect our cash position.

LEASES AND CONTINGENCIES

      Leases

            We lease various real properties under operating leases that generally require us to pay taxes, insurance, maintenance and minimum lease payments. Some of our leases have options to renew. Four of our operating leases are commonly referred to as synthetic leases. A synthetic lease represents a form of off-balance sheet financing under which an unrelated third-party funds 100% of the costs of the acquisition and/or construction of the property and leases the asset to a lessee (Genentech), and at least 3% of the third-party funds represent at-risk equity. As the lessee, our synthetic leases are treated as operating leases for accounting purposes and as financing leases for tax purposes. (See also below regarding FIN 46). Under our synthetic lease structures, upon termination or expiration, at our option, we must either purchase the property from the lessor at a predetermined amount that does not constitute a purchase at less than fair market value, sell the real property to a third-party, or renew the lease arrangement. If the property is sold to a third-party at an amount less than the amount financed by the lessor, we have agreed under residual value guarantees to pay the lessor up to an agreed upon percentage of the amount financed by the lessor.

            Three of our four synthetic leases were entered into with BNP Paribas Leasing Corporation (or BNP), who leases directly to us various buildings that we occupy in South San Francisco, California. Under certain of these leases, we are required to maintain cash collateral of $56.6 million, which we have included in our Condensed Consolidated Balance Sheets as restricted cash.

            The most significant of our synthetic leases relates to our manufacturing facility located in Vacaville, California. In November 2001, we completed a synthetic lease transaction for this facility, which had previously been leased to us under a predecessor synthetic lease. This new synthetic lease is structured differently from our other synthetic leases. As the lessee, we lease the property from an unrelated special purpose trust (owner/lessor) under an operating lease agreement for five years ending November 2006. Third-party financing is provided in the form of a 3% at-risk equity participation from investors and 97% debt commitment. Investors' equity contributions were equal to or greater than 3% of the fair value of the property at the lease's inception and are required to remain so for the term of the lease. A bankruptcy-remote, special purpose corporation (SPC) was formed to fund the debt portion through the issuance of commercial paper notes. The SPC lends the proceeds from the commercial paper to the owner/lessor, who issues promissory notes to the SPC. The SPC loans mature in November 2006. The SPC promissory notes are supported by a credit facility provided by financing institutions and draws are generally available under that credit facility to repay the SPC's commercial paper. The collateral for the SPC loans includes the leased property, and an interest in the residual value guarantee provided by us. As the lessee, at any time during the lease term, we have the option to purchase the property at an amount that does not constitute a purchase at less than fair market value. Our off-balance sheet contingent liability under the residual value guarantees is summarized in the table below.

            Under all the synthetic leases, Genentech, as the lessee, is also required to maintain certain pre-defined financial ratios and is limited to the amount of debt it can assume. In addition, no Genentech officers or employees have any financial interest with regards to these synthetic lease arrangements or with any of the special purpose entities used in these arrangements. In the event of a default, the maximum amount payable under the residual value guarantee would equal 100% of the amount financed by the lessor, and our obligation to purchase the leased properties or pay the related residual value guarantees could be accelerated. We believed at the lease's inception and continue to believe that the occurrence of any event of default that could trigger our purchase obligation is remote.

            Future minimum lease payments under operating leases, exclusive of the residual value guarantees, executory costs and sublease income, at December 31, 2002, are as follows (in millions). These minimum lease payments were computed based on interest rates current at that time, which are subject to fluctuations in certain market-based interest rates:

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

            The maximum exposure to loss on our synthetic leases include (i) residual value guarantee payments as shown above, (ii) certain tax indemnifications in the event the third-parties are obligated for certain federal, state or local taxes as a result of their participation in the transaction, and (iii) indemnification for various losses, costs and expenses incurred by the third-party participants as a result of their ownership of the leased property or participation in the transaction, and as a result of the environmental condition of the property. The additional taxes, losses and expenses as described in (ii) and (iii) are contingent upon the existence of certain conditions and, therefore, would not be quantifiable at this time. However, we do not expect these additional taxes, losses and expenses to be material. In the case of Lease 1, we have pledged cash collateral of $56.6 million as a source of payment for Genentech's obligation for the residual value guarantee payments and other amounts we owe under the lease.

            Under the FASB's new rule, FIN 46, "Consolidation of Variable Interest Entities," it is likely that some or all of the above synthetic leasing structures qualify as variable interest entities that Genentech, as the primary beneficiary, would be required to consolidate. We have determined that the leasing structure used in the Vacaville

Lease will likely qualify as a variable interest entity under FIN 46. Accordingly, with respect to our Vacaville Lease, we estimate that we will need to consolidate assets of $359.0 million, net of accumulated depreciation, liabilities of $412.3 million and noncontrolling interests of $12.7 million, and expect to record a charge of $39.6 million, net of tax, as a cumulative effect of an accounting change on July 1, 2003. With regard to BNP Leases 1, 2 and 3, we are currently evaluating these leases and are seeking additional information from the lessor to determine whether or not we will need to consolidate the related assets under FIN 46 on July 1, 2003.

      Contingencies

            In August 2002, we entered into an agreement with Serono S.A. to market Raptiva internationally outside the United States, Japan, and certain other Asian countries. In February 2003, we amended the agreement with Serono to expand Serono's marketing rights to include certain Asian countries other than Japan. Development and marketing rights in the United States remain with us and our U.S. collaborator, XOMA (US) LLC, and we retain exclusive marketing rights in Japan. Under the agreement, we and Serono may collaborate on co-developing additional indications of Raptiva and will share certain global development costs. In addition, we have a supply agreement with Serono, under which we could have a loss exposure up to a maximum of $10.0 million.

            We are a party to various legal proceedings, including patent infringement litigation relating to our antibody products, and licensing and contract disputes, and other matters. See Note 2, "Leases and Contingencies" in the Notes to Condensed Consolidated Financial Statements of Part I, Item 1 of this Form 10-Q for further information.

RELATED PARTY TRANSACTIONS

            We enter into transactions with Roche, Hoffmann-La Roche and its affiliates in the ordinary course of business. Contract revenue from Hoffmann-La Roche, including reimbursement for ongoing development expenses after the option exercise date, totaled $2.1 million in the first quarter of 2003 and $2.1 million in the first quarter of 2002. All other revenues from Roche, Hoffmann-La Roche and their affiliates, principally royalties and product sales, totaled $76.3 million in the first quarter of 2003 and $47.2 million in the first quarter of 2002.

            During 2001, Novartis AG (or Novartis) acquired 21.3% of the outstanding voting shares of Roche Holding Ltd. During 2002, Novartis acquired an additional 11.4%, bringing its total holdings of the outstanding voting shares of Roche Holding Ltd to 32.7%. As a result of this investment, Novartis is deemed to have an indirect beneficial ownership interest under FAS 57 "Related Party Disclosures" of more than 10% of Genentech's voting stock. During 2000, we entered into an arrangement with our collaborator, Novartis, whereby Novartis is required to fund a portion of the cost of our Xolair inventory until the FDA approves the product for marketing. This amount is required to be returned to Novartis upon the earlier of regulatory approval of Xolair in the U.S. or the European Union, and has been recorded in other accrued liabilities in our financial statements. The amount payable to Novartis was $37.8 million at March 31, 2003 and December 31, 2002. Reimbursements for ongoing development expenses were not material in the first quarters of 2003 and 2002.

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

            We also have a stock repurchase program in place and one purpose of the program is to manage the dilutive effect generated by the exercise of stock options. All stock option grants are made after a review by, and with the approval of, the Compensation Committee of the Board of Directors. See "The Compensation Committee Report" appearing in our 2003 Proxy Statement on file with the Securities and Exchange Commission for further information concerning the policies and procedures of the Compensation Committee regarding the use of stock options.

      General Option Information

Summary of Option Activity
(Shares in thousands)

		Options Outstanding

	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price

December 31, 2001	14,509	46,640	41.06

Grants	(12,655)	12,655	28.98
Exercises	-	(1,673)	23.43
Cancellations(1)	2,195	(2,203)	53.16
Additional shares reserved	-	-	-

December 31, 2002	4,049	55,419	$38.37

Grants	(373)	373	35.93
Exercises	-	(564)	22.74
Cancellations(1)	696	(696)	43.67
Additional shares reserved	-	-	-

March 31, 2003	4,372	54,532	$38.44

(1)

We currently only grant shares under our amended and restated 1999 Stock Plan. Cancellations from options granted under previous plans are not added back to the shares reserved for issuance under the 1999 Stock Plan.

In-the-Money and Out-of-the-Money Option Information
(Shares in thousands)

	Exercisable		Unexercisable		Total

As of March 31, 2003	Shares	Wtd. Avg. Exercise Price	Shares	Wtd. Avg. Exercise Price	Shares	Wtd. Avg. Exercise Price

In-the-Money	17,921	$22.89	12,324	$28.56	30,245	$25.20
Out-of-the-Money(1)	13,478	55.93	10,809	53.70	24,287	54.94

Total Options Outstanding	31,399		23,133		54,532

(1)	Out-of-the-money options are those options with an exercise price equal to or greater than the fair market value of Genentech Common Stock, $35.01, at the close of business on March 31, 2003.

      Distribution and Dilutive Effect of Options

Employee and Executive Officer Option Grants

	2003	2002	2001

Net grants during the year as % of outstanding shares	0.07%	1.98%	1.64%
Grants to Named Executive Officers* during the period as % of outstanding shares	-%	0.25%	0.22%
Grants to Named Executive Officers during the year as % of total options granted	-%	10.27%	10.52%

*	"Named Executive Officers" refers to our CEO and our four other most highly compensated executive officers as defined under Item 402(a)(3) of Regulation S-K of the federal securities laws.

      Equity Compensation Plan Information

            All of our equity compensation plans under which options are currently outstanding have been approved by our stockholders.

FORWARD-LOOKING INFORMATION AND CAUTIONARY FACTORS
THAT MAY AFFECT FUTURE RESULTS

            The following sections contain forward-looking information based on our current expectations. Because our actual results may differ materially from any forward-looking statements made by or on behalf of Genentech, this section includes a discussion of important factors that could affect our actual future results, including, but not limited to, our product sales, royalties, contract revenues, expenses, net income and earnings per share.

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

  In-licensing activities, including the timing and amount of related development funding or milestone payments. For example, we may enter into agreements requiring us to pay a significant upfront fee for the purchase of in-process research and development (or IPR&D), which we may record as an R&D expense.

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

Protecting Our Proprietary Rights Is Difficult and Costly

            The patent positions of pharmaceutical and biotechnology companies can be highly uncertain and involve complex legal and factual questions. Accordingly, we cannot predict the breadth of claims allowed in these companies' patents. Patent disputes are frequent and can preclude the commercialization of products. We have in the past been, are currently, and may in the future be, involved in material patent litigation, such as the matters discussed in Note 2, "Leases and Contingencies," in the Notes to Condensed Consolidated Financial Statements of Part I, Item 1 of this Form 10-Q. Patent litigation is costly in its own right and could subject us to significant liabilities to third parties. In addition, an adverse decision could force us to either obtain third-party licenses at a material cost or cease using the technology or product in dispute.

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

            Second, in the growth hormone market, we continue to face competition from other companies currently selling growth hormone products and delivery devices. As a result of that competition, we have experienced a loss in market share in the past. Competitors have also received approval to market their existing human growth hormone products for additional indications. As a result of this competition, market share of our growth hormone products may decline. In addition, we have certain patents related to the production of growth hormone that have expired or are expiring soon and as a consequence those patents would no longer exclude others from making growth hormone using the processes claimed by those patents.

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

  The outcome of litigation involving patents of other companies concerning our products or processes related to production and formulation of those products or uses of those products. For example, as described in Note 2, "Leases and Contingencies," in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q, at various times other companies have filed patent infringement lawsuits against us alleging that the manufacture, use and sale of certain of our products infringe their patents.

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

  The amount and timing of sales to customers in the United States. For example, sales of a product may increase or decrease due to pricing changes, fluctuations in distributor buying patterns or sales initiatives that we may undertake from time to time.

  The amount and timing of our sales to Hoffmann-La Roche and our other collaborators of products for sale outside of the United States and the amount and timing of sales to their respective customers, which directly impact both our product sales and royalty revenues.

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

  Developments or outcome of litigation, including litigation regarding proprietary and patent rights.

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

In Connection with the Redemption of Our Special Common Stock, We Recorded Substantial Goodwill and Other Intangibles, the Amortization or Impairment of Which May Adversely Affect Our Earnings

            As a result of the redemption of our Special Common Stock, Roche owned all of our outstanding common stock. Consequently, push-down accounting under generally accepted accounting principles in the U.S. was required. Push-down accounting required us to establish a new accounting basis for our assets and liabilities, based on Roche's cost in acquiring all of our stock. In other words, Roche's cost of acquiring Genentech was "pushed down" to us and reflected on our financial statements. Push-down accounting required us to record goodwill of approximately $1,685.7 million and other intangible assets of $1,499.0 million on June 30, 1999. The other intangible assets are being amortized over their estimated useful lives ranging from 5 to 15 years. See Note 4, "Goodwill and Other Intangible Assets" in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for further information on these other intangible assets.

            Statement of Financial Accounting Standards (or FAS) No. 142, "Goodwill and Other Intangible Assets," which was adopted January 1, 2002, requires that goodwill not be amortized, but rather be subject to an impairment test at least annually. Separately identified and recognized intangible assets resulting from business combinations completed before July 1, 2001, that did not meet the new criteria under FAS 141, "Business Combinations," for separate recognition of intangible assets have been reclassified into goodwill upon adoption. These intangible assets included our trained and assembled workforce. In addition, the useful lives of recognized intangible assets acquired in transactions completed before July 1, 2001, will be reassessed at each reporting date and the remaining amortization periods adjusted accordingly. At least annually, we will evaluate whether events and circumstances have occurred that indicate the remaining balance of goodwill and other intangible assets may not be recoverable. If our evaluation of the assets results in a possible impairment, we may have to reduce the carrying value of our intangible assets. This could have a material adverse effect on our financial condition and results of operations during the periods in which we recognize a reduction. We may have to write down intangible assets in future periods. We performed an impairment test of goodwill at transition on January 1, 2002, and an annual impairment test on September 30, 2002, and found no impairment. For more information, see Note 3, "Relationship With Roche -- Redemption of Our Special Common Stock" and Note 4, "Goodwill and Other Intangible Assets" in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.

Future Stock Repurchases Could Adversely Affect Our Cash Position

            On October 31, 2001, our Board of Directors authorized a stock repurchase program to repurchase up to 13.0 million shares for an amount not to exceed $625.0 million of our common stock over a 12 month period. On August 15, 2002, our Board of Directors authorized an extension of the stock repurchase program through June 30, 2003, for the repurchase of additional shares for an amount not to exceed an additional $375.0 million of our common stock, increasing the program to a total of approximately 29.6 million shares and an amount not to exceed a total of $1.0 billion. Purchases may be made in the open market or in privately negotiated transactions from time to time at management's discretion. We may also engage in transactions in other Genentech securities in conjunction with the repurchase program, including derivative securities. We also entered into a 10b5-1 insider trading plan on February 8, 2002, to repurchase shares in the open market during those periods each quarter when trading in our stock by insiders is restricted under our insider trading policy. Under its terms, the 10b5-1 plan terminated on October 11, 2002, the date on which a total of 3.0 million shares had been purchased under the plan during the period from February 8, 2002 to October 11, 2002. Due to the extension of the stock repurchase program, a new 10b5-1 trading plan was entered into on November 13, 2002, to repurchase shares in the open market during those periods each quarter when trading in our stock is restricted under our insider trading policy. This plan covers 2.5 million shares. Under the stock repurchase program approved by our Board of Directors, we repurchased approximately 3.2 million shares of our common stock in the first quarter of 2003 at a cost of approximately $113.2 million. Of those shares repurchased, approximately 1.2 million were purchased under our current 10b5-1 insider trading plan. In the first quarter of 2002, we repurchased 3.7 million shares of our common stock at a cost of approximately $179.9 million.

Of those shares repurchased, approximately 0.3 million were repurchased under our prior 10b5-1 insider trading plan. Under the stock repurchase program to date, we repurchased approximately 21.5 million shares of our common stock at a cost of approximately $811.6 million during the period from November 1, 2001, through March 31, 2003.

            While the dollar amounts associated with these future stock repurchases cannot currently be estimated, these stock repurchases could have a material adverse effect on our cash position, interest income, credit rating and ability to access capital in the financial markets, and could limit our ability to use our capital stock as consideration for acquisitions. For more information on our stock repurchase program, see the "Liquidity and Capital Resources" section above and the item immediately following.

Our Affiliation Agreement with Roche Could Adversely Affect Our Cash Position

            Our affiliation agreement with Roche provides that we establish a stock repurchase program designed to maintain Roche's percentage ownership interest in our common stock based on an established Minimum Percentage. For more information on our stock repurchase program, see Note 9, "Capital Stock" in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q. See Note 3, "Relationship With Roche -- Roche's Ability to Maintain Its Percentage Ownership Interest in Our Stock" in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for information regarding the Minimum Percentage.

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

Future Sales of Our Common Stock by Roche Could Cause the Price of Our Common Stock to Decline

            As of March 31, 2003, Roche owned 306,594,352 shares of our common stock or 60.1% of our outstanding shares. All of our shares owned by Roche are eligible for sale in the public market subject to compliance with the applicable securities laws. We have agreed that, upon Roche's request, we will file one or more registration statements under the Securities Act in order to permit Roche to offer and sell shares of our common stock. Sales of a substantial number of shares of our common stock by Roche in the public market could adversely affect the market price of our common stock.

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

  Require us to establish a stock repurchase program designed to maintain Roche's percentage ownership interest in our common stock based on an established Minimum Percentage. For information regarding Minimum Percentage, see Note 3, "Relationship With Roche -- Roche's Ability to Maintain Its Percentage Ownership Interest in Our Stock" in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q. For more information on our stock repurchase program, see Note 9, "Capital Stock" in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.

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

      Our Interest Income Is Subject to Fluctuations in Interest Rates

            Our material interest-bearing assets, or interest-bearing portfolio, consisted of cash, cash equivalents, restricted cash, short-term investments, convertible preferred stock investments, nonmarketable debt securities, long-term investments and interest-bearing forward contracts. The balance of our interest-bearing portfolio, including restricted and unrestricted cash, was $2,081.6 million or 30% of total assets at March 31, 2003. Interest income related to this portfolio was $18.9 million in the first quarter of 2003. Our interest income is sensitive to changes in the general level of interest rates, primarily U.S. interest rates. In this regard, changes in U.S. interest rates affect the interest-bearing portfolio. To mitigate the impact of fluctuations in U.S. interest rates, for a portion of our portfolio, we may enter into swap transactions which involve the receipt of fixed rate interest and the payment of floating rate interest without the exchange of the underlying principal.

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

            Based on our overall currency rate exposure at December 31, 2002, including derivative and other foreign currency sensitive instruments, a near-term change in currency rates within a 95% confidence level based on historical currency rate movements would not materially affect the fair value of our foreign currency sensitive instruments.

      Our Investments in Equity Securities Are Subject to Market Risks

            As part of our strategic alliance efforts, we invest in equity instruments of biotechnology companies. Our biotechnology equity investment portfolio totaled $258.1 million or 4% of total assets at March 31, 2003. These investments are subject to fluctuations from market value changes in stock prices. For example, in 2002, we recorded charges related to the write-down of certain equity security investments that had other than temporary impairments.

            To mitigate the risk of market value fluctuation, certain equity securities are hedged with zero-cost collars and forward contracts. A zero-cost collar is a purchased put option and a written call option in which the cost of the purchased put and the proceeds of the written call offset each other; therefore, there is no initial cost or cash outflow for these instruments at the time of purchase. The purchased put protects us from a decline in the market value of the security below a certain minimum level (the put "strike" level), while the call effectively limits our potential to benefit from an increase in the market value of the security above a certain maximum level (the call "strike" level). A forward contract is a derivative instrument where we lock-in the termination price we receive from the sale of stock based on a pre-determined spot price. The forward contract protects us from a decline in the market value of the security below the spot price and limits our potential benefit from an increase in the market value of the security above the spot price. Throughout the life of the contract, we receive interest income based on the notional amount and a floating-rate index. In addition, as part of our strategic alliance efforts, we hold dividend-bearing convertible preferred stock and have made interest-bearing loans that are convertible into the equity securities of the debtor or repaid in cash. Depending on market conditions, we may determine that in 2003 certain of our other unhedged equity security investments are impaired, which would result in additional write-downs of those equity security investments.

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

            In November 2002, the FASB issued Interpretation No. 45 (or FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 elaborates on the existing disclosure requirements for most guarantees, including residual value guarantees issued in conjunction with operating lease agreements. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value of the obligation it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. Our adoption of FIN 45 is not expected to have a material impact on our results of operations and financial position. See above in "Leases and Contingencies" for a discussion of our synthetic leases and the related residual value guarantees and our exposure related to our agreement with Serono S.A.

            In January 2003, the FASB issued Interpretation No. 46 (or FIN 46), "Consolidation of Variable Interest Entities." FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. A variable interest entity is a corporation, partnership, trust, or any other legal structures used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. A variable interest entity often holds financial assets, including loans or receivables, real estate or other property. A variable interest entity may be essentially passive or it may engage in research and development or other activities on behalf of another company. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. See above in "Leases and Contingencies" for a discussion of our synthetic leases and the expanded disclosures.

            There may be potential new accounting pronouncements or regulatory rulings which may have an impact on our future financial position and results of operations. In particular, there are a number of rule changes and proposed legislative initiatives following the recent corporate bankruptcies and failures which could result in changes in accounting rules, including the accounting for employee stock options as an expense. These and other potential changes could materially impact our assets and liabilities, and the expenses we report under generally accepted accounting principles, and could adversely affect our operating results or financial condition.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

            Our market risks at March 31, 2003 have not changed significantly from those discussed in Item 7A of our Form 10-K for the year ended December 31, 2002 on file with the Securities and Exchange Commission. See Note 5, "Derivative Financial Instruments," in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 and the "Forward-Looking Information and Cautionary Factors That May Affect Future Results--We Are Exposed to Market Risk" section of Item 2 of this Form 10-Q for additional discussions of our market risks.

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

            In the shareholder derivative suit filed by Green Equity, LLC, on March 6, 2003, the U.S. District Court issued an order granting in part and denying in part the defendants' motions to dismiss. The Court dismissed the Complaint against Genentech and all the individual defendants, except for Jonathan K.C. Knowles. The Court dismissed the Complaint against Knowles with leave to amend for failure to allege proper standing. On April 7, 2003, Green Equity, LLC and an additional plaintiff, Warren Jones, filed another amended Complaint against Genentech as nominal defendant and against Dr. Knowles and several other members of our Board of Directors.

            In the arbitration proceeding between Genentech and Tanox, as a general matter, the claims are divided into two categories: (1) compensation for lost rights under agreements with Genentech and Novartis, and (2) additional royalties on future sales. The arbitration hearing began on January 13, 2003. Tanox closed its case on January 30, 2003, and Genentech closed its case on March 30, 2003. A decision in the arbitration is expected on or before June 13, 2003.

            On April 11, 2003, MedImmune, Inc. filed a lawsuit against Genentech, City of Hope National Medical Center, and Celltech R & D Ltd. in the U.S. District Court for the Central District of California (Los Angeles). The lawsuit relates to U.S. Patent No. 6,331,415 ("the '415 patent) that is co-owned by Genentech and City of Hope and under which MedImmune and other companies have been licensed and are paying royalties to Genentech. The lawsuit includes claims for violation of antitrust, patent, and unfair competition laws. MedImmune is seeking to have the '415 patent declared invalid and/or unenforceable, a determination that MedImmune does not owe royalties under the '415 patent on sales of its Synagis® antibody product, an injunction to prevent Genentech from enforcing the '415 patent, an award of actual and exemplary damages, and other relief.

            See also Item 3 of our report on Form 10-K for the period ended December 31, 2002.

            See also Note 2, "Leases and Contingencies," note in the Notes to Condensed Consolidated Financial Statements of Part I.

Item 6.  Exhibits and Reports on Form 8-K
(a)	Exhibits

	(i)	10.9	1999 Stock Plan, as amended and restated as of February 13, 2003.

	(ii)	15.1	Letter regarding Unaudited Interim Financial Information.

	(iii)	99.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K.

		There were no reports on Form 8-K filed during the quarter ended March 31, 2003.

SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENENTECH, INC.
Date:	April 30, 2003	/s/ARTHUR D. LEVINSON

Arthur D. Levinson, Ph.D. Chairman, President and Chief Executive Officer

Date:	April 30, 2003	/s/LOUIS J. LAVIGNE, JR.

Louis J. Lavigne, Jr. Executive Vice President and Chief Financial Officer

Date:	April 30, 2003	/s/JOHN M. WHITING

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

Date:	April 30, 2003	By:	/s/ARTHUR D. LEVINSON

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

Date:	April 30, 2003	By:	/s/LOUIS J. LAVIGNE, JR.

Louis J. Lavigne, Jr. Executive Vice President and Chief Financial Officer