Form 10-Q
period 2003-06-30
GENENTECH INC
filed 2003-07-23
CIK 318771

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________

FORM 10-Q

________________________

(Mark One)
[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

or

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

            Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes [x]  No [ ]

            Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Number of Shares Outstanding
Common Stock $0.02 par value	517,848,951 Outstanding at June 30, 2003

GENENTECH, INC.
TABLE OF CONTENTS

            In this report, "Genentech," "we," "us" and "our" refer to Genentech, Inc. "Common Stock" refers to Genentech's common stock, par value $0.02 per share and "Special Common Stock" refers to Genentech's callable putable common stock, par value $0.02 per share, all of which was redeemed by Roche Holdings, Inc. on June 30, 1999.

            We own or have rights to various copyrights, trademarks and trade names used in our business including the following: Activase® (alteplase, recombinant) tissue-plasminogen activator; Avastin™ (bevacizumab) anti-VEGF antibody; Cathflo® Activase® (alteplase for catheter clearance); Herceptin® (trastuzumab) anti-HER2 antibody; Lucentis™ (ranibizumab, rhuFab V2) anti-VEGF antibody fragment; Nutropin® (somatropin (rDNA origin) for injection) growth hormone; Nutropin AQ® and Nutropin AQ Pen™ (somatropin (rDNA origin) for injection) liquid formulation growth hormone; Nutropin Depot® (somatropin (rDNA origin) for injectable suspension) encapsulated sustained-release growth hormone; Protropin® (somatrem for injection) growth hormone; Pulmozyme® (dornase alfa, recombinant) inhalation solution; TNKase™ (tenecteplase) single-bolus thrombolytic agent; and Raptiva™ (efalizumab, formerly Xanelim™) anti-CD11a antibody. Rituxan® (rituximab) anti-CD20 antibody is a registered trademark of IDEC Pharmaceuticals Corporation; Tarceva™ (erlotinib) is a trademark of OSI Pharmaceuticals, Inc.; and Xolair® (omalizumab) anti-IgE antibody is a trademark of Novartis AG. This report also includes other trademarks, service marks and trade names of other companies.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

GENENTECH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Revenues:
Product sales (including amounts from related party: three months - 2003-$35,775; 2002-$31,318; six months - 2003-$65,184; 2002-$52,665)	$644,324	$523,527	$1,242,806	$1,000,077
Royalties (including amounts from related party: three months - 2003-$57,577; 2002-$33,425; six months - 2003-$104,464; 2002-$59,275)	122,786	85,535	236,061	167,378
Contract revenue (including amounts from related parties: three months - 2003-$18,415; 2002-$4,842; six months - 2003-$20,703; 2002-$8,653)	32,602	13,181	70,517	22,871

Total operating revenues	799,712	622,243	1,549,384	1,190,326

Costs and expenses
Cost of sales (including amounts for related party: three months - 2003-$30,014; 2002-$26,061; six months - 2003-$54,843; 2002-$44,884)	123,407	106,867	238,249	209,311
Research and development (including contract related: three months - 2003-$16,980; 2002-$7,126; six months - 2003-$26,452; 2002-$11,576)	180,203	147,922	337,636	294,613
Marketing, general and administrative	184,258	125,671	321,480	241,091
Collaboration profit sharing	107,307	84,090	203,854	156,168
Recurring charges related to redemption	38,586	38,928	77,172	77,856
Special charges: Litigation-related	13,363	518,000	26,608	518,000

Total costs and expenses	647,124	1,021,478	1,204,999	1,497,039

Operating margin (loss)	152,588	(399,235)	344,385	(306,713)

Other income, net	40,870	28,825	56,573	65,234

Income (loss) before taxes	193,458	(370,410)	400,958	(241,479)
Income tax provision (benefit)	61,113	(156,762)	117,143	(123,134)

Net income (loss)	$132,345	$(213,648)	$283,815	$(118,345)

Earnings (loss) per share:
Basic	$0.26	$(0.41)	$0.55	$(0.23)

Diluted	$0.25	$(0.41)	$0.55	$(0.23)

Weighted-average shares used to compute basic earnings (loss) per share:
Basic	512,909	520,001	512,398	523,361

Diluted	522,914	520,001	520,102	523,361

See Notes to Condensed Consolidated Financial Statements.

GENENTECH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,

	2003	2002

Cash flows from operating activities:
Net income (loss)	$283,815	$(118,345)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	144,871	136,245
Deferred income taxes	(30,109)	(213,256)
Gains on sales of securities available-for-sale	(19,605)	(34,476)
Losses on sales of securities available-for-sale	765	3,775
Write-down of securities available-for-sale	3,764	9,451
Loss on fixed asset dispositions	2,408	9,125
Changes in assets and liabilities:
Litigation-related liability	27,855	518,000
Investments in trading securities	(17,457)	(109,959)
Other current assets	2,618	(40,448)
Account receivable, trade	(28,086)	21,803
Account receivable, royalties	(24,270)	10,488
Account receivable, other	(208,619)	(8,084)
Inventories	(28,872)	(23,251)
Accounts payable, other current liabilities and other long-term liabilities	297,182	28,184

Net cash provided by operating activities	406,260	189,252

Cash flows from investing activities:
Purchases of securities available-for-sale	(575,354)	(460,615)
Proceeds from sales and maturities of securities available-for-sale	304,300	768,427
Capital expenditures	(140,145)	(163,816)
Change in other assets	(32,774)	(11,632)

Net cash (used in) provided by investing activities	(443,973)	132,364

Cash flows from financing activities:
Stock issuances	285,333	43,704
Stock repurchases	(195,274)	(491,212)
Repayment of short-term debt	-	(149,692)

Net cash provided by (used in) financing activities	90,059	(597,200)

Net increase (decrease) in cash and cash equivalents	52,346	(275,584)
Cash and cash equivalents at beginning of period	208,130	395,203

Cash and cash equivalents at end of period	$260,476	$119,619

Supplemental cash flow data:
Cash paid during the year for:
Interest	$-	$7,482
Income taxes paid	150,250	86,911

See Notes to Condensed Consolidated Financial Statements.

GENENTECH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	June 30, 2003	December 31, 2002

Assets:
Current assets:
Cash and cash equivalents	$260,476	$208,130
Short-term investments	955,337	826,442
Accounts receivable - product sales, net (including amounts due from related party: 2003-$11,324; 2002-$18,564)	270,993	242,907
Accounts receivable - royalties, net (including amounts due from related party: 2003-$81,164; 2002-$60,615)	140,693	116,423
Accounts receivable - other, net (including amounts due from related parties: 2003-$262,564; 2002-$27,715)	267,770	59,151
Inventories	422,414	393,542
Prepaid expenses and other current assets	234,597	236,189

Total current assets	2,552,280	2,082,784
Long-term marketable securities and other	785,877	567,286
Property, plant and equipment (net of accumulated depreciation: 2003-$771,590; 2002-$727,612)	1,146,875	1,068,734
Goodwill	1,334,219	1,334,219
Other intangible assets (net of accumulated amortization: 2003-$1,663,817; 2002-$1,578,884)	865,719	927,538
Restricted cash	686,600	686,600
Other long-term assets	106,745	110,158

Total assets	$7,478,315	$6,777,319

Liabilities and stockholders' equity:
Current liabilities:
Accounts payable	$69,215	$51,380
Other accrued liabilities (including amounts due to related parties: 2003-$52,495; 2002-$51,116)	529,506	595,280

Total current liabilities	598,721	646,660
Litigation-related liabilities	580,040	552,185
Deferred revenue and other long-term liabilities	446,621	239,590

Total liabilities	1,625,382	1,438,435

Commitments and contingencies
Stockholders' equity:
Preferred stock	-	-
Common stock	10,357	10,256
Additional paid-in capital	6,990,075	6,650,352
Accumulated deficit, since June 30, 1999	(1,431,120)	(1,590,366)
Accumulated other comprehensive income	283,621	268,642

Total stockholders' equity	5,852,933	5,338,884

Total liabilities and stockholders' equity	$7,478,315	$6,777,319

See Notes to Condensed Consolidated Financial Statements.

GENENTECH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

            In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting only of adjustments of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three- and six-month periods ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. The Condensed Consolidated Balance Sheet as of December 31, 2002 has been derived from the audited consolidated financial statements as of that date. For further information, refer to the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2002.

Use of Estimates

            The preparation of financial statements in conformity with generally accepted accounting principles in the United States (or U.S.) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Recent Accounting Pronouncements

            In November 2002, the Emerging Issues Task Force (or EITF) of the Financial Accounting Standards Board (or FASB) issued EITF 00-21, "Revenue Arrangements with Multiple Deliverables," which addresses certain aspects of the accounting for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. Under EITF 00-21, revenue arrangements with multiple deliverables should be divided into separate units of accounting if the deliverables meet certain criteria, including whether the fair value of the delivered items can be determined and whether there is evidence of fair value of the undelivered items. In addition, the consideration should be allocated among the separate units of accounting based on their fair values, and the applicable revenue recognition criteria should be considered separately for each of the separate units of accounting. EITF 00-21 is effective for revenue arrangements we enter into after June 30, 2003. We are currently evaluating the impact of EITF 00-21 on revenue arrangements we enter into in the future, which will need to comply with EITF 00-21.

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

            In January 2003, the FASB issued Interpretation No. 46 (or FIN 46), "Consolidation of Variable Interest Entities." FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. A variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. A variable interest entity often holds financial assets, including loans or receivables, real estate or other property. A variable interest entity may be essentially passive or it may engage in research and development or other activities on behalf of another entity. The consolidation requirements of FIN 46 apply to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. See Note 2, "Leases and Contingencies," below for a discussion of our synthetic leases and the expanded disclosures required by FIN 46.

            In December 2002, the FASB issued Statement No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." FAS 148 amends FAS 123 "Accounting for Stock-Based Compensation" to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, FAS 148 amends the disclosure requirements of FAS 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The additional disclosure requirements of FAS 148 are effective for fiscal years ending after December 15, 2002. We have elected to continue to follow the intrinsic value method of accounting as prescribed by Accounting Principles Board Opinion No. 25 (or APB 25), "Accounting for Stock Issued to Employees," to account for employee stock options. Under APB 25, no compensation expense is recognized unless the exercise price of our employee stock options is less than the market price of the underlying stock on the date of grant. We have not recorded such expense in the periods presented because we grant options at the fair market value of the underlying stock on the date of grant.

            We currently grant options under a stock option plan, which allows for the granting of non-qualified stock options, stock awards and stock appreciation rights to employees, directors and consultants of Genentech. Incentive stock options may only be granted to employees under this plan. Generally, non-qualified options have a maximum term of 10 years. Incentive options have a maximum term of 10 years. In general, options vest in increments over four years from the date of grant, although we may grant options with different vesting terms from time to time. No stock appreciation rights or incentive stock options have been granted under our current plan to date.

            We have an employee stock plan that allows eligible employees to purchase Common Stock at 85% of the lower of the fair market value of the Common Stock on the grant date or the fair market value on the first business day of each calendar quarter. Purchases are limited to 15% of each employee's eligible compensation. All full-time employees of Genentech are eligible to participate in this plan.

            The following information regarding net income (loss) and earnings (loss) per share has been determined as if we had accounted for our employee stock options and employee stock plan under the fair value method prescribed by FAS 123. The resulting effect on net income (loss) and earnings (loss) per share pursuant to FAS 123 is not likely to be representative of the effects in future periods, due to subsequent additional option grants and periods of vesting. The fair value of options was estimated at the date of grant using a Black-Scholes option valuation model with the following weighted-average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Risk-free interest rate	2.0%	4.3%	2.3%	4.3%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Volatility factors of the expected market price of our Common Stock	45.0%	43.0%	40.8%	43.0%
Weighted-average expected life of option (years)	5	5	5	5

            The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. Option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because our employee stock options have characteristics significantly different from those of traded options and changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not provide a reliable single measure of the fair value of our employee stock options.

            For purposes of disclosures pursuant to FAS 123 as amended by FAS 148, the estimated fair value of options is amortized to expense ratably over the options' vesting period.

            The following table illustrates the effect on reported net income (loss) and earnings (loss) per share as if we had applied the fair value recognition provisions of FAS 123 to stock-based employee compensation (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Net income (loss) - as reported	$132,345	$(213,648)	$283,815	$(118,345)
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	40,440	44,274	81,431	88,942

Pro forma net income (loss)	$91,905	$(257,922)	$202,384	$(207,287)

Earnings (loss) per share:
Basic-as reported	$0.26	$(0.41)	$0.55	$(0.23)

Basic-pro forma	$0.18	$(0.50)	$0.39	$(0.40)

Diluted-as reported	$0.25	$(0.41)	$0.55	$(0.23)

Diluted-pro forma	$0.18	$(0.50)	$0.39	$(0.40)

Accounts Receivable Allowances

            We prepare estimates for discounts, rebates and sales returns and allowances based primarily on historical trends and experience and changes in customer financial conditions.

Reclassifications

            In the three and six months ended June 30, 2003, we made certain classification changes in our Condensed Consolidated Statements of Operations. A new caption titled "other income, net" was added to the Condensed Consolidated Statements of Operations (see below for the composition of this new caption). The "contract and other" caption presented in prior periods was changed to "contract revenues" and the gains from the sale of biotechnology equity securities that were previously included in "contract and other" are now reflected in "other income, net." In addition, write-downs on biotechnology equity securities previously included in "marketing, general and administrative" expenses are now also reflected in the "other income, net" caption.

            The following table summarizes the components of "other income, net" (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,

Other Income, Net	2003	2002	2003	2002

Gains on sales of biotechnology equity securities	$19,675	$105	$20,217	$17,180
Write-downs of biotechnology debt and equity securities	-	(1,244)	(3,764)	(9,451)
Interest income	21,195	29,964	40,120	58,258
Interest expense	-	-	-	(753)

Total other income, net	$40,870	$28,825	$56,573	$65,234

            As part of our strategic alliance efforts, we invest in debt and equity securities of certain biotechnology companies with which we have or have had collaborative agreements. "Other income, net" in the Condensed Consolidated Statements of Operations includes realized gains and losses from the sale of certain of these biotechnology equity securities and write-downs for other-than-temporary declines in the fair value of certain of these biotechnology debt and equity securities. In addition, "other income, net," includes interest income and interest expense, net of amounts capitalized.

            Certain other reclassifications of prior year amounts have been made to our Condensed Consolidated Statements of Operations and our Condensed Consolidated Balance Sheets to conform with the current year presentation.
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

            Under all the synthetic leases, Genentech, as the lessee, is also required to maintain certain pre-defined financial ratios and is limited to the amount of debt it can assume. In addition, no Genentech officer or employee has any financial interest with regard to these synthetic lease arrangements or with any of the special purpose entities used in these arrangements. In the event of a default, the maximum amount payable under the residual value guarantee would equal 100% of the amount financed by the lessor, and our obligation to purchase the leased properties or pay the related residual value guarantees could be accelerated. We believed at the inception of the leases and continue to believe that the occurrence of any event of default that could trigger our purchase obligation is remote.

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

            The following summarizes the approximate assumed carrying values of the leased properties as of December 31, 2002, which represents the initial fair values of the facilities at the inception of the related leases, less assumed depreciation through June 30, 2003, and residual value guarantee amounts for our synthetic leases (in millions):

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

            We believe that there have been no impairments in the fair value or use of the properties that we lease under synthetic leases wherein we believe that we would be required to pay amounts under any of the residual value guarantees. We will continue to assess the fair values of the underlying properties and the use of the properties for impairment at least annually.

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

            Under FIN 46, synthetic leasing structures that qualify as variable interest entities are required to be consolidated by the primary beneficiary. We have determined that, the leasing structure used in the Vacaville Lease qualifies as a variable interest entity under FIN 46. Accordingly, with respect to our Vacaville Lease, we have determined that effective July 1, 2003, we will need to consolidate assets of approximately $359.0 million, net of accumulated depreciation, liabilities of approximately $412.3 million and noncontrolling interests of approximately $12.7 million, and we expect to record a charge of approximately $39.6 million, net of tax, as a cumulative effect of an accounting change on July 1, 2003. We are in the process of finalizing our assessment of the related fair values, which may vary from the actual fair values we record upon adoption. With regard to BNP Leases 1, 2 and 3, we have determined that these leases do not qualify as variable interest entities and accordingly, we will not be required to consolidate the related assets and liabilities under FIN 46 on July 1, 2003.

Contingencies

            In August 2002, we entered into an agreement with Serono S.A. to market Raptiva internationally outside the United States, Japan, and certain other Asian countries. In February 2003, we amended the agreement with Serono to expand Serono's marketing rights to include certain additional Asian countries other than Japan. Development and marketing rights in the United States remain with us and our U.S. collaborator, XOMA (US) LLC, and we retain exclusive marketing rights in Japan. Under the agreement, we and Serono may collaborate on co-developing additional indications of Raptiva and will share certain global development costs. In addition, we have a supply agreement with Serono under which we could have a loss exposure up to a maximum of $10.0 million.

            We are a party to various legal proceedings, including patent infringement litigation relating to our antibody products, and licensing and contract disputes, and other matters.

            We and the City of Hope Medical Center are parties to a 1976 agreement relating to work conducted by two City of Hope employees, Arthur Riggs and Keiichi Itakura, and patents that resulted from that work, which are referred to as the "Riggs/Itakura Patents." Since that time, Genentech has entered into license agreements with various companies to make, use and sell the products covered by the Riggs/Itakura Patents. On August 13, 1999, the City of Hope filed a complaint against us in the Superior Court in Los Angeles County, California, alleging that we owe royalties to the City of Hope in connection with these license agreements, as well as product license agreements that involve the grant of licenses under the Riggs/Itakura Patents. The first trial of this suit began on August 28, 2001. On October 24, 2001, the jury hearing the lawsuit announced that it was unable to reach a verdict and on that basis the Court declared a mistrial. City of Hope requested a retrial, and the retrial began on March 20, 2002. On June 10, 2002, the jury voted to award the City of Hope approximately $300 million in compensatory damages. On June 24, 2002, the jury voted to award the City of Hope an additional $200 million in punitive damages. Such amounts were accrued as an expense in the second quarter of 2002 and were included in litigation-related liabilities in the Condensed Consolidated Balance Sheets at June 30, 2003 and December 31, 2002. Genentech filed a notice of appeal of the verdict and damages awards with the California Court of Appeal. The appeal process is ongoing. The amount of cash paid, if any, in connection with the City of Hope matter will depend on the outcome of the appeal.

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

            On August 12, 2002, the U.S. Patent and Trademark Office (or Patent Office) declared an interference between the Chiron patent involved in the above mentioned lawsuit (U.S. Patent No. 6,054,561) and a patent application exclusively licensed by Genentech from a university relating to anti-HER2 antibodies. An interference proceeding is declared to decide whom first made a particular invention where two or more parties claim the same invention, whether the parties' claims are patentable, and consequently who is or is not entitled to a patent on the invention. In declaring this interference, the Patent Office has determined that there is a substantial question as to whether the inventors of the Chiron patent were first to invent and are entitled to this patent. If the Patent Office were to decide that the inventors of the university's patent application were first to invent and that their claims are patentable, a new patent would be issued to the university and the Chiron patent would be revoked. On October 24,

2002, the Patent Office redeclared the interference to include, in addition to the above-referenced Chiron patent and university patent application, a number of patents and patent applications owned by either Chiron or Genentech, including Chiron's U.S. Patent No. 4,753,894 that is also at issue in the separate patent infringement lawsuit described below. The interference proceeding is ongoing.

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

            On July 24, 2002, Green Equity, LLC filed a shareholder derivative lawsuit in the San Francisco Superior Court against Genentech as nominal defendant and against several members of our Board of Directors, and by subsequent amendment of the lawsuit, against several current and former Genentech officers and employees (the "individual defendants"). The lawsuit is based upon the claims made by the City of Hope in the contract dispute referred to above. The complaint alleges that the individual defendants breached the fiduciary duty they owe to Genentech by causing us to withhold royalty payments allegedly due to the City of Hope and to conceal third-party licenses that allegedly should have been disclosed to the City of Hope. The plaintiff seeks unspecified damages, costs, and attorneys' fees. The case was removed to the U.S. District Court in the Northern District of California (San Francisco). Defendants filed motions to dismiss the lawsuit, and on March 6, 2003, the Court issued an order granting in part and denying in part the motions to dismiss. The Court dismissed the Complaint against Genentech and all the individual defendants, except for Jonathan K.C. Knowles. The Court dismissed the Complaint against Knowles with leave to amend. On April 7, 2003, Green Equity, LLC and an additional plaintiff, Warren Jones, filed another amended Complaint against Genentech as nominal defendant and against Dr. Knowles and several other members of our Board of Directors. Defendants again filed motions to dismiss. On June 20, 2003, the Court granted the defendants' motions in their entirety and the entire action was dismissed on the merits against all defendants.

            We and Tanox Biosystems, Inc. (or Tanox) are parties to a July 1996 Settlement and Cross-Licensing Agreement relating to the development and manufacture of certain antibody products directed towards immunoglobin E, including Xolair and Hu-901. On February 20, 2002, Tanox filed an amended demand in an ongoing arbitration proceeding between Genentech and Tanox that is being conducted by the American Arbitration Association in San Francisco. In its amended demand, Tanox has claimed breach of the July 1996 Agreement, conversion, tortious interference, unjust enrichment, and unfair competition by Genentech, and requests injunctive relief as well as monetary damages "many times in excess of $100,000,000." On March 14, 2002, Genentech denied all of Tanox's claims, and counterclaimed for breach of contract, theft of trade secrets, misappropriation, breach of confidence, interference with contract, and interference with economic expectancies by Tanox. Genentech requested injunctive relief and monetary damages. On October 16, 2002, Tanox announced that in a dispute between it and Novartis, an arbitration panel ruled that Tanox is not entitled to develop independently the Hu-901 antibody product. The Novartis/Tanox panel also ruled that Tanox is entitled to receive certain know-how from Novartis. Tanox contends in its dispute against Genentech that it is entitled to similar information from Genentech. The effect of the October 16 ruling from the Novartis/Tanox arbitration, if any, on Tanox's claims against Genentech cannot be determined since it has not yet been resolved by the arbitrators in the Tanox/Genentech proceedings. As a general matter, the claims are divided into two categories: (1) compensation for lost rights under agreements with Genentech and Novartis, and (2) additional royalties on future sales. The arbitration began on January 13, 2003 and is ongoing. Tanox closed its case on January 30, 2003 and Genentech closed its case on March 30, 2003. A decision in the arbitration has been delayed and is expected no earlier than July 31, 2003. The outcome of this matter cannot be determined at this time.

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

           We recorded $13.4 million in the second quarter and $26.6 million in the first six months of 2003, for accrued interest and bond costs related to the City of Hope (or COH) trial judgment. In the second quarter and first six months of 2002, we recognized $518.0 million of litigation-related special charges. These special charges were comprised of the COH trial judgment and certain other litigation-related matters in the second quarter of 2002. In conjunction with the COH trial judgment, in the third quarter of 2002 we posted a $600.0 million surety bond and as part of this arrangement, we were required to pledge $630.0 million in cash and investments to secure the bond. The $630.0 million cash and investments were classified as restricted cash on our Condensed Consolidated Balance Sheets at June 30, 2003 and December 31, 2002. In addition, we accrued $2.4 million in the first six months of 2003 of royalty expenses related to the COH trial judgment, which was reflected in marketing, general and administrative expenses. We expect that we will continue to incur interest charges on the judgment and service fees on the surety bond each quarter through the process of appealing the COH trial results. These special charges represent our best estimate of the costs for the current resolution of these matters and are included in litigation-related liabilities in the Condensed Consolidated Balance Sheets at June 30, 2003 and December 31, 2002. We developed this estimate in consultation with outside counsel handling our defense in these matters and it is based upon the facts and circumstances of these matters known to us at that time. The amount of our liability for certain of these matters could exceed or be less than the amount of our current estimate, depending on the outcome of these matters. The amount of cash paid, if any, in connection with the City of Hope matter will depend on the outcome of the appeal.

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

Licensing Agreement

            In June 2003, Hoffmann-La Roche, an affiliate of Roche, exercised its option to license from us the rights to market Avastin for all countries outside of the U.S. under its existing licensing agreement with us. As part of its opt-in, Hoffmann-La Roche will pay us $188.0 million and will pay 75% of all subsequent global development costs related to Avastin. We will receive royalties on all net sales of Avastin in countries outside of the U.S.

Roche's Ability to Maintain Its Percentage Ownership Interest in Our Stock

            We expect from time to time to issue additional shares of common stock in connection with our stock option and stock purchase plans, and we may issue additional shares for other purposes. Our affiliation agreement with Roche provides, among other things, that we will establish a stock repurchase program designed to maintain Roche's percentage ownership interest in our common stock. The affiliation agreement provides that we will repurchase a sufficient number of shares pursuant to this program such that, with respect to any issuance of common stock by Genentech in the future, the percentage of Genentech common stock owned by Roche immediately after such issuance will be no lower than Roche's lowest percentage ownership of Genentech common stock at any time after the offering of common stock occurring in July 1999 and prior to the time of such issuance, except that Genentech may issue shares up to an amount that would cause Roche's lowest percentage ownership to be no more than 2% below the "Minimum Percentage." The Minimum Percentage equals the lowest number of shares of Genentech common stock owned by Roche since the July 1999 offering (to be adjusted in the future for dispositions of shares of Genentech common stock by Roche as well as for stock splits or stock combinations) divided by 509,194,352 (to be adjusted in the future for stock splits or stock combinations), which is the number of shares of Genentech common stock outstanding at the time of the July 1999 offering, as adjusted for the two-for-one splits of Genentech common stock in November 1999 and October 2000. As long as Roche's percentage ownership is greater than 50%, prior to issuing any shares, the affiliation agreement provides that we will repurchase a sufficient number of shares of our common stock such that, immediately after our issuance of shares, Roche's percentage ownership will be greater than 50%. The affiliation agreement also provides that, upon Roche's request, we will repurchase shares of our common stock to increase Roche's ownership to the Minimum Percentage. In addition, Roche will have a continuing option to buy stock from us at prevailing market prices to maintain its percentage ownership interest. On June 30, 2003, Roche's percentage ownership of our common stock was 59.2%.
Note 4.	GOODWILL AND OTHER INTANGIBLE ASSETS

            Goodwill represents the difference between the purchase price and the fair value of the net assets when accounted for by the purchase method of accounting arising from the Redemption (see above Note 3, "Relationship With Roche"). The carrying amount of goodwill at June 30, 2003 and December 31, 2002 was $1,334.2 million. We performed an impairment test of goodwill upon adoption of FAS 142 on January 1, 2002, and an impairment test on September 30, 2002, and found no impairment. We will continue to monitor the carrying value of our goodwill through impairment tests performed at least annually.

            The components of our acquisition-related intangible assets arising from the Redemption and push-down accounting (see above Note 3, "Relationship With Roche"), patents and other intangible assets at June 30, 2003 and December 31, 2002, are as follows (in millions):

	June 30, 2003			December 31, 2002

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Developed product technology	$1,194.1	$730.0	$464.1	$1,194.1	$690.4	$503.7
Core technology	443.5	318.9	124.6	443.5	308.0	135.5
Developed license technology	467.5	409.2	58.3	467.5	394.6	72.9
Tradenames	144.0	60.3	83.7	144.0	55.5	88.5
Key distributor relationships	80.0	65.3	14.7	80.0	58.0	22.0
Patents	106.4	40.7	65.7	100.0	36.2	63.8
Other intangible assets	94.0	39.4	54.6	77.3	36.2	41.1

Total	$2,529.5	$1,663.8	$865.7	$2,506.4	$1,578.9	$927.5

            Amortization expense of our other intangible assets was $42.3  million in the second quarter and $85.3 million in the first six months of 2003, and $42.3 million in the second quarter and $84.7 million in the first six months of 2002.

            The expected future annual amortization expense of our other intangible assets is as follows (in millions):

For the Year Ending December 31,	Amortization Expense

2003 (remaining six months)	$85.4
2004	162.3
2005	139.3
2006	119.4
2007	118.1
2008	116.2
2009-2015	125.0

Total expected future annual amortization	$865.7

Note 5.	DERIVATIVE FINANCIAL INSTRUMENTS

            We record gains and losses on derivatives related to our equity hedging instruments in "other income, net" in the Condensed Consolidated Statements of Operations. We had no such gains or losses in the second quarter and first six months of 2003 or in the comparable periods of 2002.

            At June 30, 2003, net losses on derivative instruments expected to be reclassified from accumulated other comprehensive income to "other income, net" during the next twelve months are $3.3 million primarily due to the recognition of premiums related to maturing foreign currency exchange options.

Derivative Activity in Accumulated Other Comprehensive Income

            The following table summarizes activity in other comprehensive income (or OCI) related to derivatives, net of taxes, held during the second quarters and first six months of 2003 and 2002 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Changes in fair value of derivatives	$448	$4,205	$1,038	$19,384
Losses (gains) reclassified from OCI to income	634	(2,863)	1,194	(6,441)

Change in unrealized gains on derivatives	$1,082	$1,342	$2,232	$12,943

Note 6.	COMPREHENSIVE INCOME (LOSS)

            Comprehensive income (loss) is comprised of net income (loss) and OCI. OCI includes certain changes in stockholders' equity that are excluded from net income (loss). OCI includes changes in fair value of derivatives designated as and effective as hedges and unrealized gains and losses on our available-for-sale securities. The following table summarizes the components of total comprehensive income, net of taxes, during the second quarters and first six months of 2003 and 2002 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Net income (loss)	$132,345	$(213,648)	$283,815	$(118,345)
Change in unrealized gains (losses) on securities available-for-sale	21,337	(24,768)	12,747	(81,718)
Change in unrealized gains on derivatives	1,082	1,342	2,232	12,943

Comprehensive income (loss)	$154,764	$(237,074)	$298,794	$(187,120)

            The components of accumulated other comprehensive income, net of taxes, are as follows (in thousands):

	June 30, 2003	December 31, 2002

Unrealized gains on securities available-for-sale	$277,846	$265,099
Unrealized gains on derivatives	5,775	3,543

Accumulated other comprehensive income	$283,621	$268,642

Note 7.	EARNINGS PER SHARE

            The following is a reconciliation of the denominator used in basic and diluted earnings (loss) per share (EPS) computations for the second quarters and first six months of 2003 and 2002 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Numerator:
Net income (loss)	$132,345	$(213,648)	$283,815	$(118,345)

Denominator:
Weighted-average shares outstanding used for basic earnings (loss) per share	512,909	520,001	512,398	523,361
Effect of dilutive securities:
Stock options	10,005	-	7,704	-

Weighted-average shares and dilutive stock options used for diluted earnings (loss) per share	522,914	520,001	520,102	523,361

            Options to purchase 8,735,449 shares of common stock between $52.00 and $95.66 per share were outstanding in the second quarter of 2003, and options to purchase 9,097,041 shares of common stock between $44.06 and $95.66 per share were outstanding in the first six months of 2003, but were excluded from the computation of diluted EPS because such options were anti-dilutive in the respective periods. All options to purchase a total of 44,814,455 shares of common stock were outstanding in the second quarter and first six months of 2002, but were excluded from the computation of diluted EPS because such options were anti-dilutive as we had net losses in the respective periods.
Note 8.	INVENTORIES

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

            Pre-approval inventories, net of reserves, related solely to our Raptiva product candidate, were $15.4 million at June 30, 2003 and $4.7 million at December 31, 2002 and were included in work-in-process. In addition, we are under contract to manufacture ENBREL, registered trademark, (etanercept) for Immunex Corporation, a wholly-owned subsidiary of Amgen, and we have not yet received regulatory approval for the manufacturing process. Pre-approval inventories related to ENBREL were $8.9 million at June 30, 2003 and were included in work-in-process.

            Inventories at June 30, 2003 and December 31, 2002 are summarized below (in thousands):

	June 30, 2003	December 31, 2002

Raw materials and supplies	$33,702	$30,181
Work in process	349,419	329,819
Finished goods	39,293	33,542

Total	$422,414	$393,542

Note 9.	CAPITAL STOCK

Stock Repurchase Program

            Under a stock repurchase program approved by our Board of Directors on October 31, 2001, and extended on August 15, 2002, Genentech was authorized to repurchase up to $1 billion of our common stock through the period ending June 30, 2003. Purchases by Genentech could be made in the open market or in privately negotiated transactions from time to time at management's discretion. Genentech could also engage in transactions in other Genentech securities in conjunction with the repurchase program, including derivative securities. Due to the extension of the stock repurchase program in August of 2002, Genentech entered into a new 10b5-1 trading plan on November 13, 2002, to repurchase shares in the open market during those periods each quarter when trading in our stock is restricted under our insider trading policy. This plan covered 2.5 million shares. Under the stock repurchase program, we repurchased approximately 2.2 million shares of our common stock in the second quarter of 2003 at a cost of approximately $82.1 million and approximately 5.4 million shares of our common stock in the first six months of 2003 at a cost of approximately $195.3 million. Of those shares repurchased, the number of shares repurchased under Genentech's 10b5-1 insider trading plan were approximately 0.3 million in the second quarter of 2003 and approximately 1.5 million in the first six months of 2003. We repurchased approximately 8.3 million shares of our common stock in the second quarter of 2002 at a cost of approximately $311.4 million and approximately 12.0 million shares of our common stock during the first six months of 2002 at a cost of approximately $491.2 million. Of those shares repurchased, the number of shares repurchased under Genentech's prior 10b5-1 insider trading plan were 1.1 million during the second quarter of 2002 and 1.4 million during the first six months of 2002. Under the stock repurchase program, we repurchased approximately 23.8 million shares of our common stock at a cost of approximately $893.7 million during the period from November 1, 2001, through June 30, 2003. The stock repurchase program expired on June 30, 2003, and has not been extended.

            The par value method of accounting is used for common stock repurchases. The excess of the cost of shares acquired over the par value is allocated to additional paid-in capital with the amounts in excess of the estimated original sales price charged to accumulated deficit.
Note 10.	TAXES

            Our effective tax rate was 32% in the second quarter and 29% in the first six months of 2003 as compared to 42% in the second quarter and 51% in the first six months of 2002. The tax provisions were $61.1 million in the second quarter and $117.1 million in the first six months of 2003. The tax benefits were $156.8 million for the second quarter and $123.1 million in the first six months of 2002. The tax benefits for the 2002 periods reflect the tax benefits recognized on the litigation-related special charges.

            Our effective tax rate increased in the second quarter of 2003 when compared to the first quarter of 2003 primarily as a result of favorable changes in estimates of prior years' items included in the provision for the first quarter.

INDEPENDENT ACCOUNTANTS' REVIEW REPORT

The Board of Directors and Stockholders of Genentech, Inc.

            We have reviewed the accompanying condensed consolidated balance sheet of Genentech, Inc. as of June 30, 2003, and the related condensed consolidated statements of operations for the three-month and six-month periods ended June 30, 2003 and 2002 and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 2003 and 2002. These financial statements are the responsibility of Genentech's management.

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
July 8, 2003

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

GENENTECH, INC.
FINANCIAL REVIEW

OVERVIEW

            Genentech is a leading biotechnology company using human genetic information to discover, develop, manufacture and commercialize biotherapeutics for significant unmet medical needs. We manufacture and commercialize 11 biotechnology products listed below and license several additional products to other companies.

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

  Protropin (somatrem for injection) growth hormone for the treatment of inadequate endogenous growth hormone secretion, or growth hormone deficiency, in children (manufacture of Protropin has been discontinued but sales will continue through the end of 2003 or until inventory is depleted);

  Pulmozyme (dornase alfa, recombinant) inhalation solution for the treatment of cystic fibrosis; and

  Xolair (omalizumab) for the treatment of moderate-to-severe persistent asthma in adults and adolescents. In June 2003, we received U.S. Food and Drug Administration (or FDA) approval to market Xolair. We began shipping Xolair in July 2003.

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

Roche's Ability to Maintain Its Percentage Ownership Interest in Our Stock

            We expect from time to time to issue additional shares of common stock in connection with our stock option and stock purchase plans, and we may issue additional shares for other purposes. Our affiliation agreement with Roche provides, among other things, that we establish a stock repurchase program designed to maintain Roche's percentage ownership interest in our common stock. The affiliation agreement provides that we will repurchase a sufficient number of shares pursuant to this program such that, with respect to any issuance of common stock by Genentech in the future, the percentage of Genentech common stock owned by Roche immediately after such issuance will be no lower than Roche's lowest percentage ownership of Genentech common stock at any time after the offering of common stock occurring in July 1999 and prior to the time of such issuance, except that Genentech may issue shares up to an amount that would cause Roche's lowest percentage ownership to be no more than 2% below the "Minimum Percentage." The Minimum Percentage equals the lowest number of shares of Genentech common stock owned by Roche since the July 1999 offering (to be adjusted in the future for dispositions of shares of Genentech common stock by Roche as well as for stock splits or stock combinations) divided by 509,194,352 (to be adjusted in the future for stock splits or stock combinations), which is the number of shares of Genentech common stock outstanding at the time of the July 1999 offering, as adjusted for the two-for-one splits of Genentech common stock in November 1999 and October 2000. As long as Roche's percentage ownership is greater than 50%, prior to issuing any shares, the affiliation agreement provides that we will repurchase a sufficient number of shares of our common stock such that, immediately after our issuance of shares, Roche's percentage ownership will be greater than 50%. The affiliation agreement also provides that, upon Roche's request, we will repurchase shares of our common stock to increase Roche's ownership to the Minimum Percentage. In addition, Roche will have a continuing option to buy stock from us at prevailing market prices to maintain its percentage ownership interest. On June 30, 2003, Roche's percentage ownership of our common stock was 59.2%.

Reclassifications

            In the second quarter and first six months of 2003, we made certain classification changes in our Condensed Consolidated Statements of Operations. A new caption titled "other income, net" was added to the Condensed Consolidated Statements of Operations (see below in "Results of Operations -- Other Income, Net" for the composition of this new caption). The "contract and other" caption presented in prior periods was changed to "contract revenues" and the gains from the sale of biotechnology equity securities that were previously included in "contract and other" are now reflected in "other income, net." In addition, write-downs on biotechnology equity securities previously included in "marketing, general and administrative" expenses are now also reflected in the "other income, net," caption.

            Certain other reclassifications of prior year amounts have been made to our Condensed Consolidated Statements of Operations and our Condensed Consolidated Balance Sheets to conform with the current year presentation.

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

CRITICAL ACCOUNTING POLICIES

            The preparation of our financial statements in conformity with accounting principles generally accepted in the United States requires management to make judgments, assumptions and estimates that affect the amounts reported in our financial statements and accompanying notes. Actual results could differ materially from those estimates. The following are critical accounting policies important to our financial condition and results of operations presented in the financial statements and require management to make judgments, assumptions and estimates that are inherently uncertain.

      Operating Leases

            We lease various real properties under operating leases that generally require us to pay taxes, insurance, maintenance and minimum lease payments. Four of our operating leases are commonly referred to as "synthetic leases." A synthetic lease is a form of off-balance sheet financing under which an unrelated third-party funds 100% of the costs for the acquisition and/or construction of the property and leases the asset to a lessee (Genentech), and at least 3% of the third-party funds represent at-risk equity. As the lessee, our synthetic leases have all been treated as operating leases for accounting purposes and financing leases for tax purposes. We periodically review the fair values of the properties we lease in order to determine potential accounting ramifications. Adverse changes in the fair value of the properties we lease and changes in the equity participation of third-parties could affect the classification of these leases from operating to financing for accounting purposes. In addition, our adoption of the Financial Accounting Standards Board's Interpretation No. 46, "Consolidation of Variable Interest Entities," and the related consolidation of our Vacaville synthetic lease effective July 1, 2003, will have a material impact on our financial condition and results of operations. See the "Recent Accounting Pronouncements" and "Leases and Contingencies" sections below for a more complete discussion of our synthetic leases.

      Legal Contingencies

            We are currently involved in certain legal proceedings as discussed in Note 2, "Leases and Contingencies" in the Notes to Condensed Consolidated Financial Statements of Part I, Item 1 of this Form 10-Q. As of June 30, 2003, we have accrued our estimate of the costs for the current resolution of these matters. We developed these estimates in consultation with outside counsel handling our defense in these matters and it is based upon the facts and circumstances of these matters known to us at that time. The amount of our liability for certain of these matters could exceed or be less than the amount of our current estimates, depending on the outcome of these matters.

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

See also the "Recent Accounting Pronouncement" section below for a discussion of the Financial Accounting Standards Board (or FASB) Emerging Issues Task Force (or EITF) 00-21, "Revenue Arrangements with Multiple Deliverables," on new accounting guidance for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets.

      Research and Development Expenses

            Research and development (or R&D) expenses include related salaries, benefits and other headcount related expenses, clinical trial and related clinical manufacturing costs, contract and other outside service fees, and facilities and overhead costs. R&D expenses consist of independent R&D costs and costs associated with collaborative R&D and in-licensing arrangements. In addition, we fund R&D at other companies and research institutions under agreements, which we can generally terminate at will. R&D expenses also include activities such as product registries and investigator sponsored trials. R&D costs, including some upfront fees and milestones paid to collaborators, are expensed as incurred. The timing of upfront fees and milestone payments in the future may cause variability in our future R&D expenses.

      Income Taxes

            Income tax expense is based on pretax financial accounting income (loss) under the liability method. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Significant estimates are required in determining our provision (benefit) for income taxes. Various internal and external factors may have favorable or unfavorable effects on our future effective tax rate. These factors include, but are not limited to, changes in tax laws, regulations and/or rates, changing interpretations of existing tax laws or regulations, future levels of R&D spending, future levels of capital expenditures, and changes in overall levels of pretax earnings. We believe that our reserves for these uncertainties are adequate.

      Accounts Receivable Allowances

            We prepare estimates for discounts, rebates and sales returns and allowances based primarily on historical trends and experience and changes in customer financial conditions. If actual future results vary, we may need to adjust our estimates, which could have an impact on earnings in the period of the adjustment.

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

            Inventories consist of currently marketed products, products we manufacture under contract and our product candidates awaiting regulatory approval, which are capitalized based on management's judgment of probable near term commercialization. We may be required to expense previously capitalized costs related to pre-approval inventory upon a change in such judgment, due to, among other potential factors, a denial or delay of approval by the necessary regulatory bodies.

      Marketable Equity Securities and Other

            Marketable equity securities and other debt securities are carried at fair value with unrealized gains and losses on securities classified as "available-for-sale" included in accumulated other comprehensive income in stockholders' equity. If the fair value of a security has declined below its carrying value for each trading day for six consecutive months or if the decline is due to a significant adverse event, the impairment is considered to be other-than-temporary. An other-than-temporary decline in fair value of a debt or equity security of a biotechnology company is written down to its estimated fair value with a charge to "other income, net." Other-than-temporary declines in fair value of all other short-term or long-term marketable securities are charged against interest income, included in "other income, net." Some of the factors we consider in determining whether a significant adverse event has occurred with an issuer include, among other things, unfavorable clinical trial results and the diminished prospect for new products, a denial of a product approval by a regulatory body, the termination of a major collaborative relationship and the liquidity position and financing activities of the issuer. The determination of whether a decline in fair value is other-than-temporary requires significant judgment, and can have a material impact on our financial results.

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

	Three Months Ended June 30,			Six Months Ended June 30,

	2003	2002	% Change	2003	2002	% Change

Total operating revenues	$799.7	$622.3	29%	$1,549.4	$1,190.3	30%

            Total operating revenues increased 29% in the second quarter and 30% in the first six months of 2003 from the comparable periods in 2002. These increases were due to higher product sales, royalty income and contract revenues. These increases are further discussed below.

	Three Months Ended June 30,			Six Months Ended June 30,

Product Sales	2003	2002	% Change	2003	2002	% Change

Rituxan	$363.4	$274.9	32%	$704.4	$522.5	35%
Herceptin	109.1	95.1	15	202.8	181.9	11
Growth Hormone	81.6	75.3	8	158.3	142.9	11
Thrombolytics	47.6	43.1	10	95.1	85.9	11
Pulmozyme	42.6	35.1	21	82.2	66.9	23

Total product sales	$644.3	$523.5	23%	$1,242.8	$1,000.1	24%

      Total Product Sales

            Total net product sales increased 23% in the second quarter and 24% in the first six months of 2003 from the comparable periods in 2002 due to higher sales across all products, in particular Rituxan. Increased sales volume accounted for a 20% increase, or $105.1 million, in the second quarter of 2003 and a 20% increase, or $201.3 million, in the first six months of 2003, and was, for both periods, primarily attributable to Rituxan. Higher sales prices primarily for our Rituxan, Herceptin and growth hormone products accounted for the remainder of the increase in both periods.

      Rituxan

            Net sales of Rituxan increased 32% in the second quarter and 35% in the first six months of 2003 from the comparable periods in 2002. These increases were primarily due to increased use of the product for the treatment of B-cell non-Hodgkin's lymphoma in indolent and aggressive non-Hodgkin's lymphoma (NHL), as well as chronic lymphocytic leukemia (CLL), used in both monotherapy and combination therapy settings. The current approved label indication is for relapsed, indolent or low grade NHL. Additionally, in early 2003, the National Comprehensive Cancer Network (or NCCN) issued guidelines that included the use of Rituxan in the relapsed aggressive NHL setting. These increases were also due to, a lesser extent, a price increase.

      Herceptin

            Net sales of Herceptin increased 15% in the second quarter and 11% in the first six months of 2003 from the comparable periods in 2002. These increases were due to penetration in first-line use in the metastatic breast cancer market and a longer average treatment duration. These increases were also due to, a lesser extent, a price increase. These increases were partially offset by a 20% decline in the second quarter and a 54% decline in the first six months of 2003 in ex-U.S. Herceptin sales from the comparable periods in 2002. In late September 2002, Hoffmann-La Roche received approval from the European Committee for Proprietary Medicinal Products to manufacture Herceptin at its Penzberg, Germany facility. The Penzberg facility will become the primary site for the manufacture of Herceptin to supply ex-U.S. territories. As a result, we expect our ex-U.S. sales of Herceptin to Hoffmann-La Roche to continue to decline during the remainder of 2003. However, we will continue to receive royalties from their ex-U.S. sales of Herceptin.

      Growth Hormone

            Combined net sales of our four growth hormone products, Nutropin Depot, Nutropin AQ, Nutropin, and Protropin, increased 8% in the second quarter and 11% in the first six months of 2003 from the comparable periods in 2002. These increases were attributable to a price increase and continued strong demand for the products. The continued strong demand reflects our focus on new patient starts using our Nutropin AQ Pen (which is a new delivery system for Nutropin AQ and was launched in July 2002), continued growth in the adult patient market, higher dosing during puberty and an incremental increase in the length of therapy.

      Thrombolytics

            Combined net sales of our three thrombolytic products, Activase, TNKase and Cathflo Activase, increased 10% in the second quarter and 11% in the first six months of 2003 from the comparable periods in 2002. These increases were primarily due to higher sales of Cathflo Activase for catheter clearance as a result of increased acceptance and use of the product and to a lesser extent, price increases on our thrombolytic products. Additionally, modest increases in Activase usage for acute ischemic stroke are being observed. The total thrombolytic market has been flat compared to last year, reflecting growth in the peripheral markets, including catheter clearance and stroke, offset by the continued decline in the overall size of the thrombolytic market for acute myocardial infarction (or AMI) due to increasing use of mechanical reperfusion, early intervention with other therapies in the treatment of AMI, and preventative therapies.

      Pulmozyme

            Net sales of Pulmozyme increased 21% in the second quarter and 23% in the first six months of 2003 from the comparable periods in 2002. These increases primarily reflect an increased focus on aggressive treatment of cystic fibrosis early in the course of the disease. The increase in the first six months was also due to, a lesser extent, a price increase.

	Three Months Ended June 30,			Six Months Ended June 30,

Royalties and Contract Revenues	2003	2002	% Change	2003	2002	% Change

Royalties	$122.8	$85.5	44%	$236.1	$167.4	41%
Contract revenues	32.6	13.3	145	70.5	22.8	209

      Royalties

            Royalty income increased 44% in the second quarter and 41% in the first six months of 2003 from the comparable periods in 2002. These increases were due to higher third-party sales by various licensees, primarily Hoffmann-La Roche on higher international sales volume of our Herceptin and Rituxan products, coupled with gains on foreign currency exchange rates related to such sales.

      Contract Revenues

            Contract revenues increased 145% in the second quarter of 2003 compared to the same period in 2002. This increase was primarily due to higher revenues from collaborators for amounts earned on development activities related to Avastin, Tarceva and Raptiva, and from new licensing arrangements. Contract revenues increased 209% in the first six months of 2003 from the comparable period in 2002. This increase was primarily due to a milestone payment from a third-party collaborator, new licensing arrangements and higher revenues from collaborators.

	Three Months Ended June 30,			Six Months Ended June 30,

Costs and Expenses	2003	2002	% Change	2003	2002	% Change

Cost of sales	$123.4	$106.9	15%	$238.2	$209.3	14%
Research and development	180.2	147.9	22	337.6	294.6	15
Marketing, general and administrative	184.3	125.7	47	321.5	241.1	33
Collaboration profit sharing	107.3	84.1	28	203.9	156.2	31
Recurring charges related to redemption	38.6	38.9	(1)	77.2	77.8	(1)
Special charges: Litigation-related	13.4	518.0	(97)	26.7	518.0	(95)

Total costs and expenses	$647.2	$1,021.5	(37)%	$1,205.1	$1,497.0	(20)%

COS as a % of product sales	19%	20%		19%	21%
R&D as a % of operating revenues	23	24		22	25
MG&A as a % of operating revenues	23	20		21	20

      Cost of Sales

            Cost of sales as a percentage of product sales was 19% in the second quarter and first six months of 2003, a decrease from 20% in the second quarter and 21% in the first six months of 2002. These decreases primarily reflect lower production costs for products sold in 2003.

            As mentioned above, the Penzberg facility will become the primary site for the manufacture of Herceptin to supply ex-U.S. territories. Accordingly, if our ex-U.S. Herceptin sales decline in late 2003 as expected, our cost as a percentage of sales is also expected to decline due to lower gross margins generated by the ex-U.S. Herceptin sales.

      Research and Development

            R&D expenses increased 22% in the second quarter and 15% in the first six months of 2003 from the comparable periods in 2002. These increases were largely due to higher spending by us and our collaborators on late-stage clinical development of products, including Lucentis and Tarceva, increased Phase IV and investigator sponsored trials and increased headcount and related expenses in support of research activities. These increases were offset in part by lower in-licensing expenses during the first six months of 2003.

            The major components of R&D expenses for the three- and six-month periods ended June 30, 2003 and 2002 were as follows (in millions):

	Three Months Ended June 30,			Six Months Ended June 30,

Research and Development	2003	2002	% Change	2003	2002	% Change

Research	$37.7	$32.7	15%	$74.5	$62.7	19%
Development	133.2	104.3	28	248.1	212.2	17
In-licensing	9.3	10.9	(15)	15.0	19.7	(24)

Total	$180.2	$147.9	22%	$337.6	$294.6	15%

      Marketing, General and Administrative

            Overall marketing, general and administrative (or MG&A) expenses increased 47% in the second quarter of 2003 over the same period in 2002. This increase was primarily due to: (i) a $19.7 million increase in marketing and promotional programs and headcount growth in support of commercial and pipeline products, including pre-launch activities related to Xolair, (ii) a $15.3 million increase in corporate functional and other expenses, (iii) a $12.6 million increase related to headcount growth and increased commercial training programs in support of all products, and (iv) an $11.0 million increase in royalty expenses.

            MG&A expense increased 33% in the first six months of 2003 from the comparable period in 2002. This increase was primarily due to:  (i) a $33.4 million increase in marketing and promotional programs and headcount growth in support of commercial and pipeline products, including pre-launch activities related to Xolair, (ii) a $20.2 million increase related to headcount growth and increased commercial training programs in support of all products, (iii) an $19.2 million increase in royalty expenses, and (iv) a $7.6 million increase in corporate functional and other expenses, partially offset by lower fixed asset disposals.

      Collaboration Profit Sharing

            Collaboration profit sharing increased 28% in the second quarter and 31% in the first six months of 2003 from the comparable periods in 2002. These increases were primarily due to increased profit sharing with IDEC resulting from higher Rituxan sales.

      Recurring Charges Related to Redemption

            We began recording recurring charges related to the Redemption and push-down accounting in the third quarter of 1999. The charges in the second quarter and first six months of 2003 were comparable to the second quarter and first six months of 2002, and were comprised of the amortization of other intangible assets in all periods presented.

      Special Charges: Litigation-Related

            We recorded $13.4 million in the second quarter and $26.7 million in the first six months of 2003, for accrued interest and bond costs related to the City of Hope (or COH) trial judgment. In the second quarter and first six months of 2002, we recognized $518.0 million of litigation-related special charges. These special charges were comprised of the COH trial judgment and certain other litigation-related matters in the second quarter of 2002. We expect that we will continue to incur interest charges on the COH trial judgment and service fees on a related $600.0 million surety bond each quarter through the process of appealing the COH trial results. These special charges represent our best estimate of the costs for the current resolution of these matters and are included in litigation-related liabilities in the Condensed Consolidated Balance Sheets at June 30, 2003 and December 31, 2002. We developed this estimate in consultation with outside counsel handling our defense in these matters and it is based upon the facts and circumstances of these matters known to us at that time. The amount of our liability for certain of these matters could exceed or be less than the amount of our current estimate, depending on the outcome of these matters. The amount of cash paid, if any, in connection with the COH matter will depend on the outcome of the appeal. See Note 2, "Leases and Contingencies," in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for further information regarding our litigations.

      Other Income, Net

            As part of our strategic alliance efforts, we invest in debt and equity securities of certain biotechnology companies with which we have or have had collaborative agreements. "Other income, net" includes realized gains and losses from the sale of certain of these biotechnology equity securities and write-downs for other-than-temporary declines in the fair value of certain of these biotechnology debt and equity securities. In addition, "other income, net," includes interest income and interest expense, net of amounts capitalized.

	Three Months Ended June 30,			Six Months Ended June 30,

Other Income, Net	2003	2002	% Change	2003	2002	% Change

Gains on sales of biotechnology equity securities	$19.7	$-	-%	$20.2	$17.2	17%
Write-downs of biotechnology debt and equity securities	-	(1.2)	-	(3.7)	(9.4)	61
Interest income	21.2	30.0	(29)	40.1	58.2	(31)
Interest expense	-	-	-	-	(0.8)	-

Total other income, net	$40.9	$28.8	42%	$56.6	$65.2	(13)%

          "Other income, net," increased 42% in the second quarter and decreased 13% in the first six months of 2003 from the comparable periods in 2002. The increase in the second quarter of 2003 was primarily due to higher gains on sales of biotechnology securities, partially offset by lower interest income resulting from lower investment portfolio yields. The decrease in the first six months of 2003 as compared to 2002 was mostly due to lower interest income resulting from lower investment portfolio yields, partially offset by lower write-downs of biotechnology equity securities. Depending on market conditions, we may determine that in future periods certain of our other unhedged biotechnology marketable equity securities are impaired, which could result in additional write-downs of those equity securities.

Income (Loss) Before Taxes, Income Tax Provision (Benefit), Net Income (Loss) and Earnings (Loss) Per Share	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Income (loss) before taxes	$193.4	$(370.4)	$400.9	$(241.5)
Income tax provision (benefit)	61.1	(156.8)	117.1	(123.1)
Net income (loss)	132.3	(213.6)	283.8	(118.4)
Earnings (loss) per share:
Basic	0.26	(0.41)	0.55	(0.23)
Diluted	0.25	(0.41)	0.55	(0.23)

      Income Tax Provision (Benefit)

            Our effective tax rate was 32% in the second quarter and 29% in the first six months of 2003 as compared to 42% in the second quarter and 51% in the first six months of 2002. The tax provisions were $61.1 million in the second quarter and $117.1 million in the first six months of 2003. The tax benefits were $156.8 million for the second quarter and $123.1 million in the first six months of 2002. The tax benefits for the 2002 periods reflect the tax benefits recognized on the litigation-related special charges.

            Our effective tax rate increased in the second quarter of 2003 when compared to the first quarter of 2003 primarily as a result of favorable changes in estimates of prior years' items included in the provision for the first quarter. We anticipate that our effective tax rate for the entire year 2003 may be slightly lower than that recorded during the second quarter of 2003. Various factors may have favorable or unfavorable effects on our effective tax rate during the remainder of 2003 and in subsequent years. These factors include, but are not limited to, interpretations of existing tax laws, changes in tax laws and rates, future levels of R&D spending, future levels of capital expenditures, and changes in overall levels of pretax earnings.

      Net Income and Earnings Per Share

            Net income and diluted earnings per share in the second quarter and first six months of 2003 increased from the comparable periods in 2002 primarily as a result of the litigation-related special charges in the second quarter of 2002 and higher operating revenues in 2003, driven mostly by higher product sales, offset in part by higher operating expenses in 2003.

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

            Except as otherwise noted below, there have been no significant changes to the projects since December 31, 2002. We do not track all costs associated with research and development on a project-by-project basis. Therefore, we believe a calculation of cost incurred as a percentage of total incurred project cost as of the FDA approval is not possible. We estimate, however, that the research and development expenditures that will be required to complete the in-process projects will total at least $350.0 million, as compared to $700.0 million as of the Redemption date. This estimate reflects costs incurred since the Redemption date, discontinued projects, and decreases in cost to complete estimates for other projects, partially offset by an increase in certain cost estimates related to early stage projects and changes in expected completion dates.

            The following are significant changes that occurred during the first six months of 2003, to the projects included in the IPR&D charge at the Redemption:

  Xolair (omalizumab) - We announced on June 20, 2003, that the U.S. Food and Drug Administration has approved Xolair™ (omalizumab) for the treatment of moderate-to-severe persistent asthma in adults and adolescents.

  Herceptin antibody - Phase III program studying Herceptin as an adjuvant therapy for breast cancer may take longer to complete than originally anticipated.

  Lucentis (ranibizumab) - We have initiated two Phase III studies for patients with the wet form of age-related macular degeneration.

  Raptiva (efalizumab) - We announced on May 12, 2003, in co-development with XOMA Ltd., the decision to terminate Phase II testing of Raptiva™ (efalizumab) in patients with moderate-to-severe rheumatoid arthritis.

  MLN02 antibody - Results announced on May 21, 2003, of a Phase II trial of MLN02 in patients with ulcerative colitis showed statistically significant improvements in the clinical remission rates of patients treated with MLN02 compared to placebo, the trial's primary endpoint. We are co-developing MLN02 with Millenium Pharmaceuticals.

  Avastin (bevacizumab) - We announced on May 19, 2003, that a Phase III study of Avastin™ (bevacizumab) plus chemotherapy in previously untreated metastatic colorectal cancer patients met its primary endpoint of improving overall survival. We announced on June 26, 2003, the U.S. Food and Drug Administration has designated Avastin as a Fast Track development program for the treatment of previously untreated first line metastatic colorectal cancer patients.

      Recent Accounting Pronouncements

            In November 2002, the EITF of the FASB issued EITF 00-21, "Revenue Arrangements with Multiple Deliverables," which addresses certain aspects of the accounting for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. Under EITF 00-21, revenue arrangements with multiple deliverables should be divided into separate units of accounting if the deliverables meet certain criteria, including whether the fair value of the delivered items can be determined and whether there is evidence of fair value of the undelivered items. In addition, the consideration should be allocated among the separate units of accounting based on their fair values, and the applicable revenue recognition criteria should be considered separately for each of the separate units of accounting. EITF 00-21 is effective for revenue arrangements we enter into after June 30, 2003. We are currently evaluating the impact of EITF 00-21 on revenue arrangements we enter into in the future, which will need to comply with EITF 00-21.

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

            In January 2003, the FASB issued Interpretation No. 46 (or FIN 46), "Consolidation of Variable Interest Entities." FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. A variable interest entity is a corporation, partnership, trust, or any other legal structures used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. A variable interest entity often holds financial assets, including loans or receivables, real estate or other property. A variable interest entity may be essentially passive or it may engage in research and development or other activities on behalf of another entity. The consolidation requirements of FIN 46 apply to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. See below in "Leases and Contingencies" for a discussion of our synthetic leases and the expanded disclosures required by FIN 46.

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

FINANCIAL CONDITION

Liquidity and Capital Resources (in millions)	June 30, 2003	December 31, 2002

Cash and cash equivalents, short-term investments and long-term marketable securities and other	$2,001.7	$1,601.9
Working capital	1,953.6	1,436.1

            We used cash generated from operations, income from investments and proceeds from stock issuances to fund operations, purchase marketable securities, make capital and equity investments and to make stock repurchases during the first six months of 2003 and 2002, and to redeem our convertible subordinated debentures in the first quarter of 2002.

            Under a stock repurchase program approved by our Board of Directors on October 31, 2001, and extended on August 15, 2002, Genentech was authorized to repurchase up to $1 billion of our common stock through the period ended June 30, 2003. Purchases by Genentech could be made in the open market or in privately negotiated transactions from time to time at management's discretion. Genentech could also engage in transactions in other Genentech securities in conjunction with the repurchase program, including derivative securities. Due to the extension of the stock repurchase program in August of 2002, Genentech entered into a new 10b5-1 trading plan on November 13, 2002, to repurchase shares in the open market during those periods each quarter when trading in our stock is restricted under our insider trading policy. This plan covered 2.5 million shares. Under the stock repurchase program, we repurchased 2.2 million shares of our common stock in the second quarter of 2003 at a cost of $82.1 million and 5.4 million shares of our common stock in the first six months of 2003 at a cost of $195.3 million. Of those shares repurchased, the number of shares repurchased under Genentech's 10b5-1 insider trading plan was 0.3 million in the second quarter of 2003 and 1.5 million in the first six months of 2003. We repurchased 8.3 million shares of our common stock in the second quarter of 2002 at a cost of $311.4 million and 12.0 million shares of our common stock during the first six months of 2002 at a cost of $491.2 million. Of those shares repurchased, the number of shares repurchased under Genentech's prior 10b5-1 insider trading plan was 1.1 million during the second quarter of 2002 and 1.4 million during the first six months of 2002. Under the stock repurchase program, we repurchased 23.8 million shares of our common stock at a cost of $893.7 million during the period from November 1, 2001, through June 30, 2003. The stock repurchase program expired on June 30, 2003 and has not been extended.

            Capital expenditures of $140.1 million in the first six months of 2003 decreased from the $163.8 million in the comparable period of 2002 primarily due to higher spending in 2002 for land and building purchases.

            We believe that our cash, cash equivalents and short-term investments, together with funds provided by operations and leasing arrangements, will be sufficient to meet our foreseeable future operating cash requirements. In addition, we believe we could access additional funds from the debt and, under certain circumstances, capital markets. See above for a discussion of our leasing arrangements. See "Our Affiliation Agreement With Roche Could Adversely Affect Our Cash Position" section below and Note 2, "Leases and Contingencies," in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for factors that could negatively affect our cash position.

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

            Three of our four synthetic leases were entered into with BNP Paribas Leasing Corporation (or BNP), which leases directly to us various buildings that we occupy in South San Francisco, California. Under certain of these leases, we are required to maintain cash collateral of $56.6 million, which we have included in our Condensed Consolidated Balance Sheets as restricted cash.

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

            Under all the synthetic leases, Genentech, as the lessee, is also required to maintain certain pre-defined financial ratios and is limited to the amount of debt it can assume. In addition, no Genentech officers or employees have any financial interest with regards to these synthetic lease arrangements or with any of the special purpose entities used in these arrangements. In the event of a default, the maximum amount payable under the residual value guarantee would equal 100% of the amount financed by the lessor, and our obligation to purchase the leased properties or pay the related residual value guarantees could be accelerated. We believed at the inception of the leases and continue to believe that the occurrence of any event of default that could trigger our purchase obligation is remote.

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

            The following summarizes the approximate assumed carrying values of the leased properties as of December 31, 2002, which represents the initial fair values of the facilities at the inception of the related leases, less assumed depreciation through June 30, 2003, and residual value guarantee amounts for our synthetic leases (in millions):

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

            We believe that there have been no impairments in the fair value or use of the properties that we lease under synthetic leases wherein we believe that we would be required to pay amounts under any of the residual value guarantees. We will continue to assess the fair values of the underlying properties and the use of the properties for impairment at least annually.

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

            Under FIN 46, synthetic leasing structures that qualify as variable interest entities are required to be consolidated by the primary beneficiary. We have determined that the leasing structure used in the Vacaville Lease qualifies as a variable interest entity under FIN 46. Accordingly, with respect to our Vacaville Lease, we have determined that, effective July 1, 2003, we will need to consolidate assets of approximately $359.0 million, net of accumulated depreciation, liabilities of approximately $412.3 million and noncontrolling interests of approximately $12.7 million, and we expect to record a charge of approximately $39.6 million, net of tax, as a cumulative effect of an accounting change on July 1, 2003. We are in the process of finalizing our assessment of the related fair values, which may vary from the actual fair values we record upon adoption. With regard to BNP Leases 1, 2 and 3, we have determined that these leases do not qualify as variable interest entities and accordingly, we will not be required to consolidate the related assets and liabilities under FIN 46 on July 1, 2003.

      Contingencies

            In August 2002, we entered into an agreement with Serono S.A. to market Raptiva internationally outside the United States, Japan, and certain other Asian countries. In February 2003, we amended the agreement with Serono to expand Serono's marketing rights to include certain additional Asian countries other than Japan. Development and marketing rights in the United States remain with us and our U.S. collaborator, XOMA (US) LLC, and we retain exclusive marketing rights in Japan. Under the agreement, we and Serono may collaborate on co-developing additional indications of Raptiva and will share certain global development costs. In addition, we have a supply agreement with Serono, under which we could have a loss exposure up to a maximum of $10.0 million.

            We are a party to various legal proceedings, including patent infringement litigation relating to our antibody products, and licensing and contract disputes, and other matters. See Note 2, "Leases and Contingencies" in the Notes to Condensed Consolidated Financial Statements of Part I, Item 1 of this Form 10-Q for further information.

RELATED PARTY TRANSACTIONS

            We enter into transactions with Roche, Hoffmann-La Roche and its affiliates in the ordinary course of business. In June 2003, Hoffmann-La Roche exercised its option to license from us the rights to market Avastin for all countries outside of the U.S. under its existing licensing agreement with us. As part of its opt-in, Hoffmann-La Roche will pay us $188.0 million and will pay 75% of all subsequent global development costs related to Avastin. We will receive royalties on all net sales of Avastin in countries outside of the U.S. Contract revenue from Hoffmann-La Roche, including amounts earned related to ongoing development activities after the option exercise date, totaled $7.5 million in the second quarter and $9.6 million in the first six months of 2003 compared to $3.3 million in the second quarter and $5.4 million in the first six months of 2002. All other revenues from Roche, Hoffmann-La Roche and their affiliates, principally royalties and product sales, totaled $93.4 million in the second quarter and $169.6 million in the first six months of 2003, and $64.7 million in the second quarter and $111.9 million in the first six months of 2002.

            We understand that Novartis AG (or Novartis) holds approximately 32.7% of the outstanding voting shares of Roche Holding Ltd. As a result of this ownership, Novartis is deemed to have an indirect beneficial ownership interest under FAS 57 "Related Party Disclosures" of more than 10% of Genentech's voting stock. In June 2003, we entered into an agreement with Novartis Opthalmics, an affiliate of Novartis AG, under which Novartis Opthalmics will receive an exclusive license to develop and market Lucentis outside of North America for indications related to diseases of the eye. As part of this agreement, we received from Novartis Opthalmics an upfront fee of $40.0 million in July 2003, and may receive additional payments for achievement of clinical development and product approval milestones and as well as royalties on net sales of Lucentis products outside North America. During 2000, we entered into an arrangement with Novartis, whereby Novartis was required to fund a portion of the cost of our Xolair inventory until the FDA approved the product for marketing. This amount was required to be returned to Novartis upon the earlier of regulatory approval of Xolair in the U.S. or the European Union, and was recorded in other accrued liabilities in our financial statements. The amount payable to Novartis was $37.8 million at June 30, 2003 and December 31, 2002. In June 2003, we received FDA approval to market Xolair. As a result, the $37.8 million was returned to Novartis in July 2003. Contract revenue from Novartis, including amounts recognized under new licensing arrangements entered into in the second quarter of 2003 and amounts earned related to ongoing development activities was $10.9 million in the second quarter and $11.1 million in the first six months of 2003, and was $1.6 million in the second quarter and $3.2 million in the first six months of 2002.

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

            All stock option grants are made at the fair market value of the underlying stock at the date of grant after a review by, and with the approval of, the Compensation Committee of the Board of Directors. See "The Compensation Committee Report" appearing in our 2003 Proxy Statement on file with the Securities and Exchange Commission for further information concerning the policies and procedures of the Compensation Committee regarding the use of stock options.

      General Option Information

Summary of Option Activity
(Shares in thousands)

		Options Outstanding

	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price

December 31, 2001	14,509	46,640	$41.06

Grants	(12,655)	12,655	28.98
Exercises	-	(1,673)	23.43
Cancellations(1)	2,195	(2,203)	53.16
Additional shares reserved	-	-	-

December 31, 2002	4,049	55,419	$38.37

Grants	(803)	803	46.77
Exercises	-	(9,769)	27.26
Cancellations(1)	1,418	(1,418)	45.15
Additional shares reserved	25,000	-	-

June 30, 2003 (Year to date)	29,664	45,035	$40.71

(1)

We currently only grant shares under our amended and restated 1999 Stock Plan. Cancellations from options granted under previous plans are not added back to the shares reserved for issuance under the 1999 Stock Plan.

In-the-Money and Out-of-the-Money Option Information
(Shares in thousands)

	Exercisable		Unexercisable		Total

As of June 30, 2003	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

In-the-Money	18,736	$31.43	18,556	$33.85	37,292	$32.63
Out-of-the-Money(1)	4,965	79.74	2,778	79.41	7,743	79.62

Total Options Outstanding	23,701		21,334		45,035

(1)	Out-of-the-money options are those options with an exercise price equal to or greater than the fair market value of Genentech Common Stock, $72.12, at the close of business on June 30, 2003.

      Distribution and Dilutive Effect of Options

Employee and Executive Officer Option Grants

	2003	2002	2001

Net grants during the year as % of outstanding shares	0.20%	1.98%	1.64%
Grants to Named Executive Officers* during the period as % of outstanding shares	-%	0.25%	0.22%
Grants to Named Executive Officers during the year as % of total options granted	-%	10.27%	10.52%

*	"Named Executive Officers" refers to our CEO and our four other most highly compensated executive officers as defined under Item 402(a)(3) of Regulation S-K of the federal securities laws.

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

The Successful Development of Biotherapeutics Is Highly Uncertain and Requires Significant Expenditures

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

  Failure to receive the necessary regulatory approvals or a delay in receiving such approvals. Among other things, such delays may be caused by slow enrollment in clinical studies, extended length of time to achieve study endpoints, additional time requirements for data analysis or Biologics License Application (or BLA) preparation, discussions with the U.S. Food and Drug Administration (or FDA), an FDA request for additional preclinical or clinical data, or unexpected safety or manufacturing issues.

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

  As part of our strategy, we invest in R&D. R&D as a percentage of revenues can fluctuate with the changes in future levels of revenue. Lower revenues can lead to more limited spending on R&D efforts.

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

            We cannot be sure that we can obtain necessary regulatory approvals on a timely basis, if at all, for any of the products we are developing or manufacturing or that we can maintain necessary regulatory approvals for our existing products, and all of the following could have a material adverse effect on our business:

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

The Outcome of, and Costs Relating to, Pending Litigation Are Uncertain

            Litigation to which we are currently or have been subjected relates to, among other things, our patent and other intellectual property rights, licensing arrangements with other persons, product liability and financing activities. We cannot predict with certainty the eventual outcome of pending litigation, which may include an injunction against the manufacture or sale of a product or potential product or a significant jury verdict or punitive damages award, or a judgment that certain of our patent or other intellectual property rights are invalid or unenforceable. Furthermore, we may have to incur substantial expense in defending these lawsuits.

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

            Third, in the non-Hodgkin's lymphoma market, Corixa Corporation received FDA approval in June 2003, for Bexxar™ (tositumomab and iodine I 131 tositumomab), which may potentially compete with our product Rituxan. IDEC received marketing approval from the FDA and began commercial shipments in late March 2002 for Zevalin™ (ibritumomab tiuxetan), a product which could also potentially compete with Rituxan. Both Bexxar and Zevalin are radiolabeled molecules while Rituxan is not. We are also aware of other potentially competitive biologic therapies for non-Hodgkin's lymphoma in development.

Other Factors Could Affect Our Product Sales

            Other factors that could affect our product sales include, but are not limited to:

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

Environmental and Other Risks

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

Future Stock Repurchases Could Adversely Affect Our Cash Position

            On October 31, 2001, our Board of Directors authorized a stock repurchase program to repurchase up to 13.0 million shares for an amount not to exceed $625.0 million of our common stock over a 12-month period. On August 15, 2002, our Board of Directors authorized an extension of the stock repurchase program through June 30, 2003, for the repurchase of additional shares for an amount not to exceed an additional $375.0 million of our common stock, increasing the program to a total of approximately 29.6 million shares and an amount not to exceed a total of $1.0 billion. Purchases by Genentech could be made in the open market or in privately negotiated transactions from time to time at management's discretion. Genentech could also engage in transactions in other Genentech securities in conjunction with the repurchase program, including derivative securities. Genentech also entered into a 10b5-1 insider trading plan on February 8, 2002, to repurchase shares in the open market during those periods each quarter when trading in our stock by insiders is restricted under our insider trading policy. Under its terms, Genentech's 10b5-1 plan terminated on October 11, 2002, the date on which a total of 3.0 million shares had been purchased under the plan during the period from February 8, 2002 to October 11, 2002. Due to the extension of the stock repurchase program, Genentech entered into a new 10b5-1 trading plan on November 13, 2002, to repurchase shares in the open market during those periods each quarter when trading in our stock is restricted under our insider trading policy. This plan covered 2.5 million shares. Under the stock repurchase program, we repurchased approximately 2.2 million shares of our common stock in the second quarter of 2003 at a cost of approximately $82.1 million and approximately 5.4 million shares of our common stock in the first six months of 2003 at a cost of approximately $195.3 million. Of those shares repurchased, the number of shares repurchased under Genentech's 10b5-1 insider trading plan were approximately 0.3 million in the second quarter of 2003 and approximately 1.5 million in the first six months of 2003. We repurchased approximately 8.3 million shares of our common stock in the second quarter of 2002 at a cost of approximately $311.4 million and approximately 12.0 million shares of our common stock during the first six months of 2002 at a cost of approximately $491.2 million. Of those shares repurchased, the number of shares repurchased under Genentech's 10b5-1 insider trading plan were 1.1 million during the second quarter of 2002 and 1.4 million during the first six months of 2002. Under the stock repurchase program, we repurchased approximately 23.8 million shares of our common stock at a cost of approximately $893.7 million during the period from November 1, 2001, through June 30, 2003. The stock repurchase program expired on June 30, 2003 and has not been extended.

            While the dollar amounts associated with a stock repurchase program cannot currently be estimated, stock repurchases could have a material adverse impact on our liquidity, credit rating and ability to access additional capital in the financial markets.

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

            While the dollar amounts associated with these future stock repurchases cannot currently be estimated, stock repurchases could have a material adverse effect on our cash position, and may have the effect of limiting our ability to use our capital stock as consideration for acquisitions.

Future Sales of Our Common Stock by Roche Could Cause the Price of Our Common Stock to Decline

            As of June 30, 2003, Roche owned 306,594,352 shares of our common stock or 59.2% of our outstanding shares. All of our shares owned by Roche are eligible for sale in the public market subject to compliance with the applicable securities laws. We have agreed that, upon Roche's request, we will file one or more registration statements under the Securities Act in order to permit Roche to offer and sell shares of our common stock. Sales of a substantial number of shares of our common stock by Roche in the public market could adversely affect the market price of our common stock.

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

            These provisions may have the effect of limiting our ability to make acquisitions and while the dollar amounts associated with a stock repurchase program cannot currently be estimated, stock repurchases could have a material adverse impact on our liquidity, credit rating and ability to access additional capital in the financial markets.

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

      Our Interest Income Is Subject to Fluctuations in Interest Rates

            Our material interest-bearing assets, or interest-bearing portfolio, consisted of cash, cash equivalents, restricted cash, short-term investments, convertible preferred stock investments, nonmarketable debt securities, long-term investments and interest-bearing forward contracts. The balance of our interest-bearing portfolio, including restricted and unrestricted cash, was $2,400.9 million or 32% of total assets at June 30, 2003. Interest income related to this portfolio was $40.1 million in the first six months of 2003. Our interest income is sensitive to changes in the general level of interest rates, primarily U.S. interest rates. In this regard, changes in U.S. interest rates affect the interest-bearing portfolio. To mitigate the impact of fluctuations in U.S. interest rates, for a portion of our portfolio, we may enter into swap transactions which involve the receipt of fixed rate interest and the payment of floating rate interest without the exchange of the underlying principal.

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

      Our Investments in Equity Securities Are Subject to Market Risks

            As part of our strategic alliance efforts, we invest in equity instruments of biotechnology companies. Our biotechnology equity investment portfolio totaled $287.3 million or 4% of total assets at June 30, 2003. These investments are subject to fluctuations from market value changes in stock prices. For example, in 2002, we recorded charges related to the write-down of certain equity security investments that had other than temporary impairments.

            To mitigate the risk of market value fluctuation, certain equity securities are hedged with zero-cost collars and forward contracts. A zero-cost collar is a purchased put option and a written call option in which the cost of the purchased put and the proceeds of the written call offset each other; therefore, there is no initial cost or cash outflow for these instruments at the time of purchase. The purchased put protects us from a decline in the market value of the security below a certain minimum level (the put "strike" level), while the call effectively limits our potential to benefit from an increase in the market value of the security above a certain maximum level (the call "strike" level). A forward contract is a derivative instrument where we lock-in the termination price we receive from the sale of stock based on a pre-determined spot price. The forward contract protects us from a decline in the market value of the security below the spot price and limits our potential benefit from an increase in the market value of the security above the spot price. Throughout the life of the contract, we receive interest income based on the notional amount and a floating-rate index. In addition, as part of our strategic alliance efforts, we hold convertible preferred stock, including dividend-bearing convertible preferred stock, and have made interest-bearing loans that are convertible into the equity securities of the debtor or repaid in cash. Depending on market conditions, we may determine that in 2003 certain of our other unhedged equity security investments are impaired, which would result in additional write-downs of those equity security investments.

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

New and Potential New Accounting Pronouncements May Impact Our Future Financial Position and Results of Operations

            In November 2002, the Emerging Issues Task Force (or EITF) of the Financial Accounting Standards Board (or FASB) issued EITF 00-21, "Revenue Arrangements with Multiple Deliverables," which addresses certain aspects of the accounting for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. Under EITF 00-21, revenue arrangements with multiple deliverables should be divided into separate units of accounting if the deliverables meet certain criteria, including whether the fair value of the delivered items can be determined and whether there is evidence of fair value of the undelivered items. In addition, the consideration should be allocated among the separate units of accounting based on their fair values, and the applicable revenue recognition criteria should be considered separately for each of the separate units of accounting. EITF 00-21 is effective for revenue arrangements we enter into after June 30, 2003. We are currently evaluating the impact of EITF 00-21 on revenue arrangements we enter into in the future, which will need to comply with EITF 00-21.

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

            In January 2003, the FASB issued Interpretation No. 46 (or FIN 46), "Consolidation of Variable Interest Entities." FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. A variable interest entity is a corporation, partnership, trust, or any other legal structures used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. A variable interest entity often holds financial assets, including loans or receivables, real estate or other property. A variable interest entity may be essentially passive or it may engage in research and development or other activities on behalf of another entity. The consolidation requirements of FIN 46 apply to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. See above in "Leases and Contingencies" for a discussion of our synthetic leases and the expanded disclosures.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

            Our market risks at June 30, 2003 have not changed significantly from those discussed in Item 7A of our Form 10-K for the year ended December 31, 2002 on file with the Securities and Exchange Commission. See Note 5, "Derivative Financial Instruments," in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 and the "Forward-Looking Information and Cautionary Factors That May Affect Future Results -- We Are Exposed to Market Risk" section of Item 2 of this Form 10-Q for additional discussions of our market risks.

Item 4.  Controls and Procedures

            The Company's principal executive and financial officers reviewed and evaluated the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15 and 15(d)-15) as of the end of the period coverred by this Form 10-Q. Based on that evaluation, the Company's principal executive and financial officers concluded that the Company's disclosure controls and procedures are effective in timely providing them with material information relating to the Company, as required to be disclosed in the reports the Company files under the Exchange Act.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

            We are a party to various legal proceedings, including patent infringement litigation relating to our antibody products, and licensing and contract disputes, and other matters.

            In the shareholder derivative suit filed by Green Equity, LLC, following the filing of an amended complaint by plaintiffs, defendants again filed motions to dismiss. On June 20, 2003, the Court granted the defendants' motions in their entirety and the entire action was dismissed on the merits against all defendants.

            In the arbitration proceeding between Genentech and Tanox, a decision in the arbitration has been delayed and is expected no earlier than July 31, 2003.

            See also Item 3 of our report on Form 10-K for the period ended December 31, 2002 and Part II, Item 1 of our report on Form 10-Q for the period ended March 31, 2003.

            See also Note 2, "Leases and Contingencies," note in the Notes to Condensed Consolidated Financial Statements of Part I.

Item 4.  Submission of Matters to a Vote of Security Holders

            At Genentech's Annual Meeting of Stockholders held on April 23, 2003, three matters were voted upon. A description of each matter and a tabulation of the votes for each of the matters follows:

  To elect six directors for a term of one year or until such directors' successors are elected and qualified:

	Votes

Nominee	For	Withheld

Herbert W. Boyer, Ph.D.	421,593,880	60,972,175
Franz B. Humer, Doctor of Law	419,735,389	62,830,666
Jonathan K.C. Knowles, Ph.D.	418,667,124	63,898,931
Arthur D. Levinson, Ph.D.	478,767,742	3,798,313
Sir Mark Richmond, Ph.D.	469,565,041	13,001,014
Charles A. Sanders, M.D.	469,562,722	13,003,333

              There were no broker nonvotes.

  To approve the amended and restated 1999 Stock Plan.

Votes

For	Against	Abstain

412,999,857	34,061,247	225,430

              There were 35,279,521 broker nonvotes.

  To approve an amendment to the amended 1991 Employee Stock Plan.

Votes

For	Against	Abstain

436,587,173	10,501,552	197,810

              There were 35,279,520 broker nonvotes.

  To ratify the appointment of Ernst & Young LLP as Genentech's independent auditors for the fiscal year ending December 31, 2003:

Votes

For	Against	Abstain

479,474,014	2,984,835	107,206

            There were no broker nonvotes.

Item 6.  Exhibits and Reports on Form 8-K
(a)	Exhibits

	(i)	15.1	Letter regarding Unaudited Interim Financial Information.

	(ii)	99.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

	(iii)	99.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

	(iv)	99.3	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K.

		On April 9, 2003, we filed a Report on Form 8-K under Item 5 - Other Events, reporting the issuance of a press release, announcing our earnings for the quarter ended March 31, 2003.

SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENENTECH, INC.
Date:	July 22, 2003	/s/ARTHUR D. LEVINSON

Arthur D. Levinson, Ph.D. Chairman, President and Chief Executive Officer

Date:	July 22, 2003	/s/LOUIS J. LAVIGNE, JR.

Louis J. Lavigne, Jr. Executive Vice President and Chief Financial Officer

Date:	July 22, 2003	/s/JOHN M. WHITING

John M. Whiting Vice President, Controller and Chief Accounting Officer