Form 10-Q
period 2004-06-30
GENENTECH INC
filed 2004-07-27
CIK 318771

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________

FORM 10-Q

________________________

(Mark One)
[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

or

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes [x]  No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Number of Shares Outstanding
Common Stock $0.02 par value	1,054,316,254 Outstanding at July 23, 2004

GENENTECH, INC.
TABLE OF CONTENTS

In this report, "Genentech," "we," "us" and "our" refer to Genentech, Inc. "Common Stock" refers to Genentech's common stock, par value $0.02 per share, "Special Common Stock" refers to Genentech's callable putable common stock, par value $0.02 per share, all of which was redeemed by Roche Holdings, Inc. on June 30, 1999. All information relating to the number of shares, price per share and per share amounts of common stock give effect to the May 2004 two-for-one split of our common stock.

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

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

GENENTECH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2004	2003	2004	2003

Revenues
Product sales (including amounts from related parties: three months - 2004-$27,668; 2003-$35,775; six months - 2004-$55,492; 2003-$65,184)	$913,366	$644,324	$1,677,066	$1,242,806
Royalties (including amounts from related party: three months - 2004-$84,071; 2003-$57,577; six months - 2004-$155,368; 2003-$104,464)	151,860	122,786	305,957	236,061
Contract revenue (including amounts from related parties: three months - 2004-$33,891; 2003-$18,415; six months - 2004-$70,512; 2003-$20,703)	62,852	32,602	120,190	70,517

Total operating revenues	1,128,078	799,712	2,103,213	1,549,384
Costs and expenses
Cost of sales (including amounts for related parties: three months - 2004-$26,019; 2003-$30,014; six months - 2004-$48,664; 2003-$54,843)	186,683	123,407	301,163	238,249
Research and development (including amounts for related parties: three months - 2004-$40,738; 2003-$11,354; six months - 2004-$87,202; 2003-$23,483) (including contract related: three months - 2004-$34,571; 2003-$16,980; six months - 2004-$71,495; 2003-$26,452)	212,886	180,203	403,231	337,636
Marketing, general and administrative	276,654	184,258	523,968	321,480
Collaboration profit sharing (including amounts for related party: three months - 2004-$14,827; 2003-$0; six months - 2004-$26,649; 2003-$0)	145,221	107,307	271,652	203,854
Recurring charges related to redemption	38,209	38,586	76,418	77,172
Special charges: litigation-related	13,458	13,363	26,857	26,608

Total costs and expenses	873,111	647,124	1,603,289	1,204,999

Operating margin	254,967	152,588	499,924	344,385

Other income, net	15,444	40,870	37,765	56,573

Income before taxes	270,411	193,458	537,689	400,958
Income tax provision	99,640	61,113	190,331	117,143

Net income	$170,771	$132,345	$347,358	$283,815

Earnings per share
Basic	$0.16	$0.13	$0.33	$0.28

Diluted	$0.16	$0.13	$0.32	$0.27

Weighted-average shares used to compute earnings per share
Basic	1,060,619	1,025,818	1,057,955	1,024,796

Diluted	1,087,087	1,045,829	1,084,618	1,040,204

See Notes to Condensed Consolidated Financial Statements.

GENENTECH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,

	2004	2003

Cash flows from operating activities
Net income	$347,358	$283,815
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	178,516	144,871
Deferred income taxes	(17,715)	(30,109)
Deferred revenue	(18,846)	247,363
Litigation-related liabilities	25,712	27,855
Tax benefit from employee stock options	231,305	125,197
Net gain on sales of securities available-for-sale and other	(605)	(18,840)
Write-down of securities available-for-sale	-	3,764
Loss on fixed asset dispositions	-	2,408
Changes in assets and liabilities:
Receivables and other current assets	(157,758)	(258,357)
Inventories	(58,009)	(28,872)
Investments in trading securities	(28,496)	(17,457)
Accounts payable and other current liabilities	(64,447)	(75,378)

Net cash provided by operating activities	437,015	406,260

Cash flows from investing activities
Purchases of securities available-for-sale	(684,109)	(575,354)
Proceeds from sales and maturities of securities available-for-sale	624,227	304,300
Capital expenditures	(196,633)	(140,145)
Change in other assets	(28,933)	(32,774)
Transfer to restricted cash	(52,000)	-

Net cash used in investing activities	(337,448)	(443,973)

Cash flows from financing activities
Stock issuances	366,737	285,333
Stock repurchases	(575,749)	(195,274)

Net cash (used in) provided by financing activities	(209,012)	90,059

Net (decrease) increase in cash and cash equivalents	(109,445)	52,346
Cash and cash equivalents at beginning of period	372,152	208,130

Cash and cash equivalents at end of period	$262,707	$260,476

See Notes to Condensed Consolidated Financial Statements.

GENENTECH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	June 30, 2004	December 31, 2003

Assets
Current assets
Cash and cash equivalents	$262,707	$372,152
Short-term investments	1,356,427	1,139,620
Accounts receivable - product sales, net (including amounts from related parties: 2004-$7,118; 2003-$16,018)	464,032	315,097
Accounts receivable - royalties, net (including amounts from related party: 2004-$114,760; 2003-$113,739)	189,513	184,163
Accounts receivable - other, net (including amounts from related parties: 2004-$94,563; 2003-$71,863)	88,901	74,831
Inventories	527,649	469,640
Prepaid expenses and other current assets	167,155	201,327

Total current assets	3,056,384	2,756,830
Long-term marketable debt and equity securities	1,414,663	1,422,886
Property, plant and equipment	1,740,423	1,617,912
Goodwill	1,315,019	1,315,019
Other intangible assets	710,644	810,810
Restricted cash and other long-term assets	817,906	812,714

Total assets	$9,055,039	$8,736,171

Liabilities and stockholders' equity
Current liabilities
Accounts payable	$30,326	$59,700
Other current liabilities (including amounts owed to related parties: 2004-$84,723; 2003-$58,138)	806,550	813,331

Total current liabilities	836,876	873,031
Long-term debt	412,250	412,250
Other long-term liabilities	920,879	930,592

Total liabilities	2,170,005	2,215,873

Commitments and contingencies
Stockholders' equity
Preferred stock	-	-
Common stock	21,141	10,495
Additional paid-in capital	7,848,238	7,370,261
Accumulated deficit, since June 30, 1999	(1,276,462)	(1,157,491)
Accumulated other comprehensive income	292,117	297,033

Total stockholders' equity	6,885,034	6,520,298

Total liabilities and stockholders' equity	$9,055,039	$8,736,171

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

In February 2004, the Board approved a two-for-one stock split of our common stock in the form of a stock dividend of one share of Genentech common stock for each share held contingent on stockholder approval of an increase in our authorized common stock. On April 16, 2004, at our annual meeting of stockholders, our stockholders approved an increase in our authorized common stock. The record date for the stock split was April 28, 2004. Our stock began trading on a split-adjusted basis on May 13, 2004. All information in this report relating to the number of shares, price per share and per share amounts of common stock are presented on a post-split basis.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Genentech and all subsidiaries. Genentech also consolidates a variable interest entity for which Genentech is the primary beneficiary pursuant to Financial Accounting Standards Board (or FASB) Interpretation No. 46R (or FIN 46R), a revision to Interpretation 46, "Consolidation of Variable Interest Entities," an interpretation of Accounting Research Bulletin No. 51, and records the noncontrolling interest in the condensed consolidated balance sheet. Material intercompany accounts and transactions have been eliminated.

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

We currently grant options under a stock option plan that allows for the granting of non-qualified stock options, incentive stock options and stock purchase rights to employees, directors and consultants of Genentech. Incentive stock options may only be granted to employees under this plan. Generally, non-qualified options and incentive options have a maximum term of 10 years. In general, options vest in increments over four years from the date of grant. We have an employee stock plan that allows eligible employees to purchase common stock at 85% of the lower of the fair market value on the grant date or the fair market value on the purchase date. Purchases are limited to 15% of each employee's eligible compensation and subject to certain Internal Revenue Service restrictions. All full-time employees of Genentech are eligible to participate in this plan.

We had stock option exercises of 5.3 million shares in the second quarter and 16.6 million shares in the first six months of 2004.

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

	Three Months Ended June 30,		Six Months Ended June 30,

	2004	2003	2004	2003

Risk-free interest rate	3.7%	2.0%	3.6%	2.3%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Volatility factors of the expected market price of our Common Stock	42.0%	45.0%	43.0%	40.8%
Weighted-average expected life of option (years)	5	5	5	5

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

The following table illustrates the effect on reported net income and earnings per share as if we had applied the fair value recognition provisions of FAS 123 to stock-based employee compensation (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,

	2004	2003	2004	2003

Net income - as reported	$170,771	$132,345	$347,358	$283,815
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	45,611	41,223	90,316	81,431

Pro forma net income	$125,160	$91,122	$257,042	$202,384

Earnings per share:
Basic-as reported	$0.16	$0.13	$0.33	$0.28

Basic-pro forma	$0.12	$0.09	$0.24	$0.20

Diluted-as reported	$0.16	$0.13	$0.32	$0.27

Diluted-pro forma	$0.12	$0.09	$0.24	$0.19

On March 31, 2004, the FASB issued an Exposure Draft (ED), "Share-Based Payment - An Amendment of FASB Statements No. 123 and 95." The proposed Statement addresses the accounting for transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. The proposed Statement would eliminate the ability to account for share-based compensation transactions using APB 25, and generally would require instead that such transactions be accounted for using a fair-value based method. As proposed, companies would be required to recognize an expense for compensation cost related to share-based payment arrangements including stock options and employee stock purchase plans. As proposed, the new rules would be applied on a modified prospective basis as defined in the ED, and would be effective for public companies for fiscal years beginning after December 15, 2004. We are currently evaluating option valuation methodologies and assumptions in light of the evolving accounting standards related to employee stock options. Current estimates of option values using the Black-Scholes method (as shown above) may not be indicative of results from valuation methodologies ultimately adopted in the final rules.

Reclassifications

Certain reclassifications of prior year amounts have been made to our condensed consolidated statements of cash flows to conform to the current year presentation.
Note 2.	LEASES AND CONTINGENCIES

Leases

We lease various real properties under operating leases. Three of our operating leases are commonly referred to as "synthetic leases." Under FIN 46R, each lease is evaluated to determine if it qualifies as a variable interest entity (or VIE) and whether Genentech is the primary beneficiary under which it would be required to consolidate the VIE.

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

Our two remaining leases were entered into with BNP Paribas Leasing Corporation (or BNP), who leases directly to us various buildings that we occupy in South San Francisco, California. Under one of these leases, we are required to maintain cash collateral of $56.6 million, which we have included in our condensed consolidated balance sheets as restricted cash and other long-term assets. We have evaluated our accounting for these leases under the provisions of FIN 46R, and have determined the following:

  as of July 1, 2003 and for each quarterly reporting period through June 30, 2004, our two remaining synthetic leases entered into with BNP represent a variable interest in BNP;

  we are not the primary beneficiary of BNP as we do not absorb the majority of the entity's expected losses or expected residual returns. As part of this determination, we have received quarterly confirmations from BNP representing to us and we have reviewed their portfolio statements to confirm that the leased properties do not represent greater than 50% of the fair value of BNP's assets; and

  we believe that the leased properties are not "specified assets" that represent essentially the only source of payment for our variable interest. As part of this determination, we have received quarterly confirmations from BNP representing to us and we have reviewed their portfolio statements to confirm that the leased properties are not "specified assets" held within a silo. That is, BNP has not financed an amount equal to or greater than 95% of the fair value of the leased assets with non-recourse debt, lessor participation, targeted equity or any other type of funding (silo funding) that would result in the leased properties being the only source of payment. In addition, as part of BNP's representations and warranties, BNP has agreed not to incur additional indebtedness in the future or to change the character of other non-targeted equity or similar funding sources that in any way would result in the leased properties being essentially the only source of repayment or to make any distributions from BNP that would result in silo funding equal to or exceeding 95% of the fair value of the leased properties.

Accordingly, we are not required to consolidate either the leasing entity or the specific assets that we lease under the BNP leases.

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

The maximum exposure to loss on our synthetic leases includes (i) residual value guarantee payments as shown above, (ii) certain tax indemnification in the event the third-parties are obligated for certain federal, state or local taxes as a result of their participation in the transaction, and (iii) indemnification for various losses, costs and expenses incurred by the third-party participants as a result of their ownership of the leased property or participation in the transaction, and as a result of the environmental condition of the property. The additional taxes, losses and expenses as described in (ii) and (iii) are contingent upon the existence of certain conditions and, therefore, would not be quantifiable at this time. However, we do not expect these additional taxes, losses and expenses to be material. In the case of South San Francisco lease 1, we have pledged cash collateral of $56.6 million as a source of payment for Genentech's obligation for the residual value guarantee payments and other amounts we owe under the lease.

Contingencies

In August 2002, we entered into an agreement with Serono S.A., which, in addition to granting Serono marketing rights in specific areas of the world, includes an arrangement to potentially collaborate on co-developing additional indications of Raptiva and to share certain global development costs. We also have a supply agreement with Serono, under which we may have a loss exposure up to a maximum of $10.0 million.

We are a party to various legal proceedings, including patent infringement litigation relating to our antibody products, and licensing and contract disputes, and other matters.

We and the City of Hope National Medical Center (or COH) are parties to a 1976 agreement relating to work conducted by two COH employees, Arthur Riggs and Keiichi Itakura, and patents that resulted from that work, which are referred to as the "Riggs/Itakura Patents." Since that time, Genentech has entered into license agreements with various companies to make, use and sell the products covered by the Riggs/Itakura Patents. On August 13, 1999, the COH filed a complaint against us in the Superior Court in Los Angeles County, California, alleging that we owe royalties to the COH in connection with these license agreements, as well as product license agreements that involve the grant of licenses under the Riggs/Itakura Patents. The first trial of this suit began on August 28, 2001. On October 24, 2001, the jury hearing the lawsuit announced that it was unable to reach a verdict and on that basis the Court declared a mistrial. COH requested a retrial, and the retrial began on March 20, 2002. On June 10, 2002, the jury voted to award the COH approximately $300 million in compensatory damages. On June 24, 2002, the jury voted to award the COH an additional $200 million in punitive damages. Such amounts were accrued as an expense in the second quarter of 2002 and were included in other long-term liabilities in the condensed consolidated balance sheets at June 30, 2004 and December 31, 2003. Genentech filed a notice of appeal of the verdict and damages awards with the California Court of Appeal. The Court of Appeal has scheduled the hearing of that appeal for August 19, 2004. The appeal process is ongoing. The amount of cash paid, if any, in connection with the COH matter will depend on the outcome of the appeal.

On June 7, 2000, Chiron Corporation filed a patent infringement suit against us in the U.S. District Court in the Eastern District of California (Sacramento), alleging that the manufacture, use, sale and offer for sale of our Herceptin antibody product infringes Chiron's U.S. Patent No. 6,054,561. This patent was granted on April 25, 2000, and will expire on June 28, 2005, and it relates to certain antibodies that bind to breast cancer cells and/or other cells. Chiron is seeking compensatory damages for the alleged infringement, additional damages (e.g., for willful infringement), and attorneys' fees and costs. On April 22, 2002, the Court issued its decision ("Markman Order") construing certain aspects of the patent claims that are in dispute. On June 25, 2002, the Court issued several decisions regarding summary judgment motions that previously had been filed by Chiron and us. In those decisions, the Court ruled as a matter of law that Herceptin infringes claims 1 to 25 of Chiron's patent, and also ruled as a matter of law in favor of Chiron on some but not all of Genentech's defenses and counterclaims regarding the alleged invalidity and/or unenforceability of the patent. The trial of this suit began on August 6, 2002. Following the first phase of the trial, which related to Genentech's remaining defenses and counterclaims regarding the alleged invalidity of the patent, the jury unanimously found that claims 1 to 25 of Chiron's patent were invalid, and on that basis the Court entered judgment in favor of Genentech. Chiron filed a notice of appeal with the U.S. Court of Appeals for the Federal Circuit ("Court of Appeals"), and Genentech filed a notice of cross-appeal. On April 6, 2004, we announced that a three-judge panel of the Court of Appeals unanimously affirmed the 2002 judgment of the U.S. District Court that found in favor of Genentech that all claims of Chiron's patent asserted against Genentech are invalid. On or about April 15, 2004, Chiron filed a Petition for Rehearing with the Court of Appeals seeking further review and reconsideration of that Court's decision. The Court of Appeals denied the Petition in its entirety on June 8, 2004.

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

On April 11, 2003, MedImmune, Inc. filed a lawsuit against Genentech, COH, and Celltech R & D Ltd. in the U.S. District Court for the Central District of California (Los Angeles). The lawsuit relates to U.S. Patent No. 6,331,415 ("the '415 patent") that is co-owned by Genentech and COH and under which MedImmune and other companies have been licensed and are paying royalties to Genentech. The lawsuit includes claims for violation of antitrust, patent, and unfair competition laws. MedImmune is seeking to have the '415 patent declared invalid and/or unenforceable, a determination that MedImmune does not owe royalties under the '415 patent on sales of its Synagis® antibody product, an injunction to prevent Genentech from enforcing the '415 patent, an award of actual and exemplary damages, and other relief. Genentech intends to vigorously defend itself against all of the allegations and claims in this lawsuit. On January 14, 2004 (amending a December 23, 2003 Order), the U.S. District Court granted summary judgment in Genentech's favor on all of MedImmune's antitrust and unfair competition claims. MedImmune sought to amend its complaint to reallege certain claims for antitrust and unfair competition. On February 19, 2004, the Court denied this motion in its entirety and final judgment was entered in favor of Genentech and Celltech and against MedImmune on March 15, 2004 on all antitrust and unfair competition claims. MedImmune filed a notice of appeal of this judgment with the U.S. Court of Appeals for the Federal Circuit. Concurrently, in the District Court litigation, Genentech filed a motion to dismiss all remaining claims in the case. On April 23, 2004, the District Court granted Genentech's motion and dismissed all remaining claims. Final judgment was entered in Genentech's favor on May 3, 2004, thus concluding proceedings in the District Court. MedImmune filed a notice of appeal with the U.S. Court of Appeals for the Federal Circuit. Because the appeal process is ongoing, the final outcome of this matter cannot be determined at this time.

We recorded accrued interest and bond costs related to the COH trial judgment of $13.5 million and $13.4 million in the second quarters of 2004 and 2003, respectively, and $26.9 million and $26.6 million in the first six months of 2004 and 2003, respectively. In 2002, we recognized $543.9 million of litigation-related special charges, which included the COH trial judgment, including accrued interest and bond costs, and certain other litigation-related matters. In conjunction with the City of Hope judgment, we arranged to post a surety bond of $600.0 million. As part of this arrangement, we were required to pledge $630.0 million in cash and investments to secure the bond. In the second quarter of 2004, we were required to increase the surety bond to $650.0 million and pledged an additional $52.0 million, or a total of $682.0 million, in cash and investments to secure the bond at June 30, 2004. This amount is reflected in "restricted cash and other long-term assets" on the condensed consolidated balance sheets. In addition, we accrued royalty expenses related to the City of Hope judgment of $2.4 million in the first six months of 2003 and none in the first sixth months of 2004. This royalty expense is reflected in marketing, general and administrative expenses. We expect that we will continue to incur interest charges on the judgment and service fees on the surety bond each quarter through the process of appealing the City of Hope trial results. These special charges represent our estimate of the costs for the current resolution of these matters and are included in other long-term liabilities in the condensed consolidated balance sheets at June 30, 2004 and December 31, 2003. We developed these estimates in consultation with outside counsel handling our defense in these matters using the facts and circumstances of these matters known to us at that time. The amount of our liability for certain of these matters could exceed or be less than the amount of our current estimate, depending on the outcome of these matters. The amount of cash, if any, paid in connection with the City of Hope matter will depend on the outcome of the appeal.
Note 3.	RELATED PARTIES

We enter into transactions with our related parties, Roche Holdings, Inc. (including Hoffmann-La Roche and other affiliates) and Novartis, in the ordinary course of business. The accounting policies we apply to our transactions with our related parties are consistent with those applied in transactions with independent third-parties and all related party agreements are negotiated on an arm's-length basis.

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

We expect from time to time to issue additional shares of common stock in connection with our stock option and stock purchase plans, and we may issue additional shares for other purposes. Our affiliation agreement with Roche provides, among other things, that we will establish a stock repurchase program designed to maintain Roche's percentage ownership interest in our common stock. The affiliation agreement provides that we will repurchase a sufficient number of shares pursuant to this program such that, with respect to any issuance of common stock by Genentech in the future, the percentage of Genentech common stock owned by Roche immediately after such issuance will be no lower than Roche's lowest percentage ownership of Genentech common stock at any time after the offering of common stock occurring in July 1999 and prior to the time of such issuance, except that Genentech may issue shares up to an amount that would cause Roche's lowest percentage ownership to be no more than 2% below the "Minimum Percentage." The Minimum Percentage equals the lowest number of shares of Genentech common stock owned by Roche since the July 1999 offering (to be adjusted in the future for dispositions of shares of Genentech common stock by Roche as well as for stock splits or stock combinations) divided by 1,018,388,704 (to be adjusted in the future for stock splits or stock combinations), which is the number of shares of Genentech common stock outstanding at the time of the July 1999 offering, as adjusted for the two-for-one splits of Genentech common stock in November 1999, October 2000 and May 2004. We repurchased shares of our common stock in 2004 and 2003 (see Note 9, "Stock Repurchases Program"). As long as Roche's percentage ownership is greater than 50%, prior to issuing any shares, the affiliation agreement provides that we will repurchase a sufficient number of shares of our common stock such that, immediately after our issuance of shares, Roche's percentage ownership will be greater than 50%. The affiliation agreement also provides that, upon Roche's request, we will repurchase shares of our common stock to increase Roche's ownership to the Minimum Percentage. In addition, Roche will have a continuing option to buy stock from us at prevailing market prices to maintain its percentage ownership interest. Roche publicly offered zero-coupon notes in January 2000 which were exchangeable for Genentech common stock held by Roche. Roche called these notes in March 2004. Through April 5, 2004, the expiration date for investors to tender these notes, a total of 25,999,324 shares were issued in exchange for the notes, thereby reducing Roche's ownership of Genentech common stock to 587,189,380 shares. At June 30, 2004, Roche's ownership percentage was 55.6%. The Minimum Percentage at June 30, 2004 was 57.7% and, under the terms of the affiliation agreement, Roche's lowest ownership percentage is to be no lower than 55.7%. See Note 9 "Capital Stock" for information regarding our stock repurchase program.

In April 2004, we further amended our July 1999 licensing and marketing agreement with Hoffmann-La Roche and its affiliates under which we grant them an option to license, use and sell our products in non-U.S. markets. This amendment added certain Genentech products under Hoffman-La Roche's commercialization and marketing rights for Canada but did not modify any material financial terms of the licensing and marketing agreement which are described in our Annual Report on Form 10-K for the year ended December 31, 2003.

We have a July 1998 licensing and marketing agreement relating to anti-HER2 antibodies (Herceptin and more recently, Omnitarg) with Hoffmann-La Roche, providing them with exclusive marketing rights outside of the United States. Under the agreement, Hoffmann-La Roche contributes equally with us on global development costs. Either Genentech or Hoffmann-La Roche has the right to "opt-out" of developing an additional indication for a product and would not share the costs or benefits of the additional indication, but could "opt-back-in" before approval of the indication by paying twice what would have been owed for development of the indication if no opt-out had occurred. Hoffmann-La Roche has also agreed to make royalty payments of 20% on aggregate net product sales outside the United States up to $500 million in each calendar year and 22.5% on such sales in excess of $500 million in each calendar year.

In April 2004, we entered into a research collaboration agreement with Hoffmann-La Roche that outlines the process by which Hoffmann-La Roche and Genentech will conduct and share in the costs of joint research on molecules in areas of mutual interest. The agreement further outlines how development and commercialization efforts will be coordinated with respect to select molecules, including the financial provisions for a number of different development and commercialization scenarios undertaken by either or both parties.

In June 2003, Hoffmann-La Roche exercised its option to license from us the rights to market Avastin for all countries outside of the U.S. under the July 1999 licensing and marketing agreement. As part of its opt-in, Hoffmann-La Roche paid us approximately $188.0 million and pays 75% of subsequent global development costs related to the metastatic colorectal cancer indication of Avastin and all others unless Hoffmann-La Roche specifically opts out of the development of certain other indications.

In September 2003, Hoffmann-La Roche exercised its option to license from us the rights to market PRO70769, a humanized antibody that binds to CD20, for all countries outside of the U.S. (other than territory previously licensed to others) under the July 1999 licensing and marketing agreement. As part of its opt-in, Hoffmann-La Roche paid us $8.4 million and pays 50% of subsequent global development costs related to PRO70769 unless Hoffmann-La Roche opts out of the development of certain other indications. We will receive royalties on net sales of Avastin and PRO70769 in countries outside of the U.S.

We recognized contract revenue from Hoffmann-La Roche, including amounts earned related to ongoing development activities, of $23.7 million and $14.7 million in the second quarters of 2004 and 2003, respectively, and $49.6 million and $16.8 million in the first six months of 2004 and 2003, respectively. All other revenues from Roche, Hoffmann-La Roche and their affiliates, principally royalties and product sales, were $111.7 million and $93.4 million in the second quarters of 2004 and 2003, respectively, and $210.6 million and $169.6 million in the first six months of 2004 and 2003, respectively. Cost of sales included amounts related to Hoffmann-La Roche of

$25.9 million and $30.0 million in the second quarters of 2004 and 2003, respectively, and $48.4 million and $54.8 million in the first six months of 2004 and 2003, respectively. Research and development (or R&D) expenses included amounts related to Hoffmann- La Roche of $30.5 million and $6.3 million in the second quarters of 2004 and 2003, respectively, and $67.3 million and $14.7 million in the first six months of 2004 and 2003, respectively.

Relationship and Transactions with Novartis AG (or Novartis)

We understand that Novartis holds approximately 33.3% of the outstanding voting shares of Roche Holding AG. As a result of this ownership, Novartis is deemed to have an indirect beneficial ownership interest under FAS 57 "Related Party Disclosures" of more than 10% of Genentech's voting common stock.

In June 2003, we entered into an agreement with Novartis Ophthalmics AG (subsequently merged into Novartis Pharma AG), under which Novartis Ophthalmics licensed the exclusive right to develop and market Lucentis outside of North America for diseases or disorders relating to the human eye, including the indication of age-related macular degeneration (or AMD). As part of this agreement, Novartis Ophthalmics pays 50% of Genentech's expenses relating to certain AMD Phase III trials and related development expenses. Genentech may share in a portion of the development costs incurred by Novartis outside of North America. We may also receive royalties on net sales of Lucentis products, which we will manufacture and supply to Novartis, outside of North America, and certain milestone payments.

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

Contract revenue from Novartis was $10.2 million and $3.7 million in the second quarters of 2004 and 2003, respectively, and $20.9 million and $3.9 million in the first six months of 2004 and 2003, respectively. Novartis collaboration profit sharing expenses were $14.8 million and $26.6 million in the second quarter and first six months of 2004 and we had no such expenses in the same periods of 2003. R&D expenses included amounts related to Novartis of $10.2 million and $5.1 million in the second quarters of 2004 and 2003, respectively, and $19.9 million and $8.8 million in the first six months of 2004 and 2003, respectively.

Note 4.	OTHER INTANGIBLE ASSETS

The components of our acquisition-related other intangible assets, including those arising from the Redemption and push-down accounting, at June 30, 2004 and December 31, 2003, were as follows (in millions):

	June 30, 2004			December 31, 2003

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Developed product technology	$1,194.1	$808.6	$385.5	$1,194.1	$769.5	$424.6
Core technology	443.5	340.4	103.1	443.5	329.8	113.7
Tradenames	144.0	69.9	74.1	144.0	65.1	78.9
Patents	125.3	48.9	76.4	116.6	44.5	72.1
Other	626.2	554.7	71.5	661.8	540.3	121.5

Total	$2,533.1	$1,822.5	$710.6	$2,560.0	$1,749.2	$810.8

Amortization expense of our other intangible assets was $61.5 million and $42.3 million in the second quarters of 2004 and 2003, respectively, and $104.5 million and $85.3 million in the first six months of 2004 and 2003, respectively. Included in the amortization expense in the second quarter of 2004 is an $18.6 million charge to marketing, general and administrative (or MG&A) expense related to the unamortized portion of the license fee that was paid to Alkermes, Inc. in 2000 upon U.S. Food and Drug Administration (or FDA) approval of Nutropin Depot. This license fee was being amortized over a 10 year estimated life and was included in MG&A expense. Our decision to discontinue commercialization of Nutropin Depot resulted in an impairment to this license, as we do not anticipate any significant future cashflows attributable to this license.

The expected future annual amortization expense of our other intangible assets is as follows (in millions):

For the Year Ending December 31,	Amortization Expense

2004 (remaining six months)	$79.8
2005	139.3
2006	119.3
2007	118.1
2008	116.2
2009 and thereafter	137.9

Total expected future annual amortization	$710.6

Note 5.	DERIVATIVE FINANCIAL INSTRUMENTS

We record gains and losses on derivatives related to our equity hedging instruments in "other income, net" in the condensed consolidated statements of income. Such gains or losses were not material in the first six months of 2004 or 2003.

At June 30, 2004, net losses on derivative instruments expected to be reclassified from accumulated other comprehensive income to "other income, net" during the next twelve months are $6.0 million. These net losses are primarily due to the recognition of premiums related to maturing foreign currency exchange options.

Note 6.	COMPREHENSIVE INCOME

Comprehensive income is comprised of net income and other comprehensive income (or OCI). OCI includes certain changes in stockholders' equity that are excluded from net income. Specifically, we include in OCI changes in the fair value of derivatives designated as effective cash flow hedges and unrealized gains and losses on our available-for-sale securities. The activity in comprehensive income, net of taxes, during the second quarters and first six months of 2004 and 2003 was as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,

	2004	2003	2004	2003

Net income	$170.8	$132.3	$347.4	$283.8
Change in unrealized gains (losses) on securities available-for-sale	(29.8)	21.3	(4.1)	12.8
Change in unrealized gains (losses) on derivatives	(4.2)	1.1	(0.8)	2.2

Comprehensive income	$136.8	$154.7	$342.5	$298.8

The components of accumulated OCI, net of taxes, were as follows (in millions):

	June 30, 2004	December 31, 2003

Unrealized gains on securities available-for-sale	$290.2	$294.3
Unrealized gains on derivatives	1.9	2.7

Accumulated other comprehensive income	$292.1	$297.0

The activity in OCI, net of taxes, during the second quarters and first six months of 2004 and 2003 related to our available-for-sale securities was as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,

	2004	2003	2004	2003

Unrealized gains (losses) on securities available-for-sale (net of tax effect for second quarter of ($20.1) in 2004 and $14.3 in 2003; and for first six months of ($3.0) in 2004 and $14.5 in 2003)	$(30.1)	$21.4	$(4.4)	$21.8
Reclassification adjustment for net gains included in net income (net of tax effect of $6.0 in the first six months of 2003)	0.3	(0.1)	0.3	(9.0)

Change in net unrealized gains (losses) on securities available-for-sale	$(29.8)	$21.3	$(4.1)	$12.8

The activity in OCI, net of taxes, during the second quarters and first six months of 2004 and 2003, related to our cash flow hedges was not material.

Note 7.	EARNINGS PER SHARE

The following is a reconciliation of the denominator used in basic and diluted earnings per share (or EPS) computations for the second quarters and first six months of 2004 and 2003 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,

	2004	2003	2004	2003

Numerator:
Net income	$170,771	$132,345	$347,358	$283,815

Denominator:
Weighted-average shares outstanding used for basic earnings per share	1,060,619	1,025,818	1,057,955	1,024,796
Effect of dilutive securities:
Stock options	26,468	20,011	26,663	15,408

Weighted-average shares and dilutive stock options used for diluted earnings per share	1,087,087	1,045,829	1,084,618	1,040,204

The following is a summary of the outstanding options to purchase common stock that were excluded from the computation of diluted EPS because such options were anti-dilutive in the respective periods presented (in thousands):
	Three Months Ended June 30,		Six Months Ended June 30,

	2004	2003	2004	2003

Number of shares	187	17,471	299	18,194

Range of exercise prices	$57.63-$59.61	$26.00-$47.83	$53.67-$59.61	$22.03-$47.83

Note 8.	INVENTORIES

The components of inventories were as follows (in millions):

	June 30, 2004	December 31, 2003

Raw materials and supplies	$49.4	$37.1
Work in process	406.1	383.8
Finished goods	72.1	48.7

Total	$527.6	$469.6

Work in process included pre-approval product candidate inventories, net of reserves, of $86.7 million at December 31, 2003. We had no inventories for pre-approval product candidates at June 30, 2004. Certain of such inventories were sold during the quarter ended March 31, 2004.

In the second quarter of 2004, in conjunction with our decision to discontinue commercialization and manufacture of Nutropin Depot, we expensed $18.8 million of Nutropin Depot inventory, which was reflected in cost of sales. We determined that this inventory could not be used to manufacture any of our other growth hormone products.

Also in the second quarter of 2004, we recorded a charge of $21.3 million related to filling failures for other products, which was reflected in cost of sales.

Note 9.	CAPITAL STOCK

Stock Repurchase Program

Under a stock repurchase program approved by our Board of Directors on December 5, 2003, Genentech is authorized to repurchase up to 25,000,000 shares for an aggregate purchase price of up to $1 billion of its common stock through December 31, 2004. In this plan, as in previous stock repurchase plans, purchases may be made in the open market or in privately negotiated transactions from time to time at management's discretion. Genentech also may engage in transactions in other Genentech securities in conjunction with the repurchase program, including certain derivative securities. Genentech intends to use the repurchased stock to offset dilution caused by the issuance of shares in connection with Genentech's employee stock plans. Although there are currently no specific plans for the shares that may be purchased under the program, our goals for the program are (i) to make prudent investments of our cash resources; (ii) to allow for an effective mechanism to provide stock for our employee stock plans; and (iii) to address provisions of our affiliation agreement with Roche relating to maintaining Roche's minimum ownership percentage. That minimum ownership percentage, which is equal to the Minimum Percentage described in Note 3 less 2%, is 55.7%.

We have entered into a 10b5-1 trading plan to repurchase shares in the open market during those periods each quarter when trading in our stock is restricted under our insider trading policy. The trading plan covers approximately 2.7 million shares and will run through December 31, 2004 (the remaining time period for our Board-approved share repurchase program).

Our shares repurchased during the past quarter were as follows:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of shares that May Yet Be Purchased Under the Plans or Programs

April 1- 30, 2004	1,600,000	$ 58.21
May 1 - 31, 2004	4,761,300	59.25
June 1 - 30, 2004	3,582,500	55.90

Total	9,943,800	$ 57.87	10,085,600	14,914,400

The par value method of accounting is used for common stock repurchases. The excess of the cost of shares acquired over the par value is allocated to additional paid-in capital with the amounts in excess of the estimated original sales price charged to accumulated deficit.
Note 10.	TAXES

The effective tax rate was 36.8% in the second quarter of 2004 compared to 31.6% in the second quarter of 2003, and was 35.4% in the first six months of 2004 compared to 29.2% in the first six months of 2003. The increase in the tax rate reflects a decrease in benefits from foreign sales and from various tax credits. The tax provision for the first six months of 2004 included a benefit of $6.5 million related to a favorable change in estimates of research credits.

Note 11.	SUBSEQUENT EVENT

Under our stock repurchase program approved by our Board of Directors on December 5, 2003, we repurchased 3,208,100 shares of our common stock at a cost of approximately $166.4 million during the period from July 1, 2004 through July 23, 2004. For more information on our stock repurchase program, see Note 9 "Capital Stock" above.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Genentech, Inc.

We have reviewed the condensed consolidated balance sheet of Genentech, Inc. as of June 30, 2004, and the related condensed consolidated statements of income and cash flows for the three and six-month periods ended June 30, 2004 and 2003. These financial statements are the responsibility of Genentech's management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated interim financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Genentech, Inc. as of December 31, 2003, and the related consolidated statements of income, stockholders' equity, and cash flows for the year then ended not presented herein, and in our report dated January 13, 2004 (except for the second paragraph of the note titled Subsequent Events and the twenty-first paragraph of the note titled Leases, Commitments and Contingencies, as to which the date is February 25, 2004), we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2003, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ ERNST & YOUNG LLP

Palo Alto, California
July 6, 2004, except for
Note 11, as to which the
date is July 23, 2004

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

GENENTECH, INC.
FINANCIAL REVIEW

OVERVIEW

Genentech, Inc. is a leading biotechnology company that discovers, develops, manufactures, and commercializes biotherapeutics for significant unmet medical needs. We manufacture and commercialize in the United States multiple biotechnology products and license several additional products to other companies.

Genentech primarily earns revenues and income and generates cash from product sales, contract revenues and royalties. We also generate other income from gains on sales of stocks in our biotechnology equity portfolio and interest from our investment portfolio. In 2004, we expect the growth of our business to be driven by sales of our new products, Avastin, Xolair and Raptiva and continued strong sales of our established oncology products, Rituxan and Herceptin. We also expect sales of our legacy products, contract revenues and royalties to continue to contribute to the bottom-line. In the second quarter of 2004, our total operating revenues were $1,128.2 million, our net income was $170.8 million and our current assets at June 30, 2004 were approximately $3,056.4 million. In the first six months of 2004, our total operating revenues were $2,103.2 million and our net income was $347.4 million.

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

  To become the number one U.S. oncology company in sales by 2010. We recognize that this goal is highly ambitious and that there will be formidable competition from other companies, particularly given the rate of new business consolidations in our industry. We face many challenges in meeting this goal, such as U.S. Food and Drug Administration (or FDA) approval, clinical trial success, and advantageous government reimbursement rates.

  To position ourselves for continued leadership in our oncology franchise by bringing five new oncology products or indications for existing products into clinical development and into the market.

  To build a leading immunology franchise by expanding the fundamental understanding of immune disorders, bringing at least five new immunology products or indications into clinical development, and obtaining FDA approval of at least five new indications or products by 2010.

  To increase our leadership in developing biotherapeutics for disorders of tissue growth and repair, with a major focus on angiogenic disorders, and to move at least three new projects into late-stage research or developmental research and three or more new projects into clinical development by 2010.

  To achieve average annual non-GAAP EPS growth rates sufficient to be considered a growth company.

Achieving these goals depends on our ability to quickly capitalize on advances in basic research, to balance speed in clinical development with designing high quality trials, to shape the markets for our products, to influence the practice of medicine, to increase our manufacturing capability and to maintain our unique corporate culture during a period of rapid growth.

As a business in a highly regulated and competitive industry, we face many opportunities, risks and challenges. There are many economic and industry-wide factors that affect our business, including increasing complexity and cost of pharmaceutical research and development, leadership changes at the FDA, increases in clinical development timeframes, declines in numbers of new products that the FDA is approving, changes in reimbursement under recent Medicare legislation and initiatives towards generic biologics and employee stock option expensing.

The Medicare Prescription Drug, Improvement and Modernization Act (or the Medicare Act) was enacted into law in December 2003. We are monitoring closely the impact on our business of the reform of the Average Wholesale Price (AWP) mechanism as the basis of oncology reimbursement under Medicare. To date, there has been minimal impact on physician prescribing.

With respect to generic biologics, we believe that current technology cannot prove a generic biotechnology product to be safe and effective outside the New Drug Application (or NDA) and Biologics License Application (or BLA) process. We have filed a Citizen Petition with the FDA requesting that the agency re-assess its approach to approvals of follow-on biologics and put processes in place to protect trade secret and confidential commercial data and information from use and disclosure by others.

In regards to employee stock options, the Financial Accounting Standards Board (or FASB) has proposed a rule to expense employee stock options. We believe the FASB's direction towards requiring companies to expense these options may have unintended negative consequences. At this time, it is unclear what accounting rules will ultimately be adopted for employee stock options, however, the potential changes could materially impact our results of operations.

This past year we experienced the largest annual growth in employee numbers in our history. Our continued growth depends on our ability to bring highly qualified and talented people into all areas of our company. It also depends on our ability to retain our employees. Integrating this number of new employees into our company will be a significant challenge for management and we have focused our attention on this important area.

On our operations, we continue to plan for manufacturing needs in both the short- and long-term. We have ramped up manufacturing efforts in both our South San Francisco and Vacaville facilities in an effort to meet increased product demand. We recently announced a decision to expand our Vacaville facility; the expansion of this facility is expected to cost approximately $600 million over the next several years. That additional capacity is planned to be available in 2009. In addition, we entered into a long-term manufacturing agreement with Lonza Biologics, under which Lonza will manufacture commercial quantities of Rituxan at Lonza's production facility in Portsmouth, New Hampshire. We also made progress on our facility in Porriño, Spain (Genentech España) and expect to bring it online later this year to produce Avastin for clinical trials. Finally, as part of our capacity planning to support our growth and expansion, and efforts to add additional capacity, we are having ongoing dialogue with third-party manufacturers and evaluating potential sites with existing manufacturing capabilities, as well as sites where we can build new facilities. We also have additional avenues we are pursuing to attempt to meet future product supply needs for ourselves and our collaborators. All of these projects and efforts are critical to providing sufficient capacity to meet expected demand for our products although we recognize that there are some inherent uncertainties associated with forecasting future demand, especially for newly introduced products, and that manufacturing of biologics is a complex process. We are also undertaking efforts to secure additional filling capacity in order to mitigate the current risk associated with having a single licensed filling facility for many of our products. Until that process is completed, we have potential supply risk for many of our products that are single-sourced from our own filling facility or from a single contract filling site.

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

In the second quarter and first six months of 2004, we saw growth in our operating revenues, net income and earnings per share as compared to the second quarter and first six months of 2003. Sales of Avastin, launched on February 26, 2004, were $133.0 million in the second quarter of 2004 as compared to $38.1 million in the prior quarter. Our sales data suggests that Avastin is being combined with a wide range of 5FU-based chemotherapies, reflecting Avastin's broad indication in metastatic colorectal cancer. Sales of Xolair were $43.7 million in the second quarter of 2004. This is a 46% increase from the first quarter of 2004. This growth reflects ongoing market penetration and high patient compliance. Sales of Raptiva were $13.4 million in the second quarter of 2004. Over 8,000 patients have been prescribed Raptiva since launch and approximately 80% of these patients have not been previously treated with biologics. The rate of growth in prescriptions for Raptiva has been affected by the recent approval of etanercept for psoriasis. Specifically, a significant etanercept trial has launched and we currently estimate it could potentially take several thousand patients out of the market. We expect to see the impact of the etanercept trial in our third quarter revenues. Rituxan sales increased 17% in the second quarter and first six months of 2004 as compared to the same periods in 2003, and increased only modestly from the previous two quarters. This trend reflects a slowing of the Rituxan growth rate, inventory adjustments made by wholesalers at the beginning of the year and limited reaction to the Medicare legislation. We believe the opportunities for long-term Rituxan sales growth lie in potential new indications, particularly in immunology, and in the potential use of Rituxan in the maintenance setting in treating non-Hodgkin's lymphoma. Sales of Herceptin increased 8% in the second quarter and 14% in the first six months of 2004 as compared to the same periods in 2003, and increased only modestly from the previous two quarters. We believe the potential for long-term Herceptin sales growth lies in the adjuvant setting for HER2 positive breast cancer, for which clinical studies are still ongoing. In the past two quarters, sales of our growth hormone products and thrombolytics grew slowly while sales of Pulmozyme declined. Royalties and contract revenues increased due to higher sales by licensees and product development reimbursements from collaborators, respectively. Operating expenses increased as a result of increased marketing, general and administrative (or MG&A) and research and development (or R&D) expenses and we expect this trend to continue this year. Cost of sales as a percentage of sales has also increased primarily due to our decision to discontinue commercialization of Nutropin Depot and the related charge of $18.8 million, pretax, in the second quarter of 2004. In addition, during the quarter, we recorded a provision of $21.3 million, pretax, related to filling failures for other products.

In June 2004, we announced with OSI Pharmaceuticals, Inc. (or OSI) and Roche that a Phase III study of Tarceva monotherapy in second- and third-line metastatic non-small cell lung cancer demonstrated a 42.5 percent improvement in median survival and a 41 percent improvement in one-year survival rates compared to best supportive care. In late June, OSI announced that the NDA for Tarceva was accepted into the U.S. Food and Drug Administration's Pilot 1 Program for Continuous Marketing Applications. The Pilot 1 Program is designed for products that have been designated Fast Track status and have demonstrated significant promise in clinical trials as a therapeutic advance over available therapy for the disease or condition. OSI is responsible for obtaining the approval by the FDA and is working to complete the NDA for Tarceva during the summer of 2004.

Also in June 2004, we entered into two agreements with OSI with respect to promotion, marketing and manufacturing responsibilities for Tarceva, if it is approved for distribution in the United States. The first agreement further clarifies certain general principles outlined in the original 2001 co-development and commercialization agreement regarding the two parties' roles and responsibilities. We will continue to be responsible for the marketing, launch and promotion of Tarceva and OSI will assist with the promotion of Tarceva in the U.S. The second agreement outlines OSI's responsibilities for commercial manufacturing and supply of Tarceva in the U.S. market.

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

Herceptin (trastuzumab) anti-HER2 antibody is a humanized antibody for the treatment of certain patients with metastatic breast cancer whose tumors overexpress the Human Epidermal growth factor Receptor type 2 (or HER2) protein. Herceptin is approved for use as a first-line therapy in combination with Taxol® (paclitaxel), a product made by Bristol-Myers Squibb Company (or Bristol-Myers), and as a single agent in second- and third-line therapy in patients with metastatic breast cancer who have tumors that overexpress the HER2 protein.

Nutropin Depot [somatropin (rDNA origin) for injectable suspension] is a long-acting growth hormone for the treatment of growth failure associated with pediatric growth hormone deficiency. It uses ProLease®, an injectable extended-release drug delivery system, which was developed by our collaborator Alkermes, Inc. On June 1, 2004, we and Alkermes announced our decision to discontinue commercialization of Nutropin Depot. We expect sales of Nutropin Depot to continue through the third quarter of 2004 or until inventory is depleted.

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

Raptiva (efalizumab) is an anti-CD11a antibody, co-developed with XOMA Ltd., for the treatment of chronic moderate-to-severe plaque psoriasis in adults age 18 or older who are candidates for systemic therapy or phototherapy.

Avastin (bevacizumab) is an antibody that binds to and inhibits vascular endothelial growth factor (VEGF). It was approved by the FDA on February 26, 2004 for use in combination with intravenous 5-fluorouracil-based chemotherapy as a treatment for patients with first-line (or previously untreated) metastatic cancer of the colon or rectum.

Licensed Products

We receive royalties from F. Hoffmann-La Roche (or Hoffmann-La Roche) on sales of:

  Herceptin and Pulmozyme outside of the United States (or U.S.),

  Rituxan outside of the U.S. excluding Japan, and

  growth hormone products, Activase, Cathflo Activase and TNKase in Canada.

We also receive royalties on additional licensed products that are marketed by other companies. Some of our products are sold under different trademarks or trade names when sold outside of the U.S.

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

CRITICAL ACCOUNTING POLICIES AND THE USE OF ESTIMATES

The accompanying discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements and the related disclosures, which have been prepared in accordance with accounting principles generally accepted in the United States (or GAAP). The preparation of these financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts in our condensed consolidated financial statements and accompanying notes. These estimates form the basis for making judgments about the carrying values of assets and liabilities. We base our estimates and judgments on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates.

We believe the following policies to be the most critical to an understanding of our financial condition and results of operations because they require us to make estimates, assumptions and judgments about matters that are inherently uncertain.

Legal Contingencies

We are currently involved in certain legal proceedings as discussed in Note 2, "Leases and Contingencies" in the Notes to Condensed Consolidated Financial Statements of Part I, Item 1 of this Form 10-Q. We assess the likelihood of any adverse judgments or outcomes to these legal matters as well as potential ranges of probable losses. As of June 30, 2004, we have accrued $634.0 million, which represents our estimate of the costs for the current resolution of these matters. We developed these estimates in consultation with outside counsel handling our defense in these matters using the facts and circumstances known to us at that time. The nature of these matters is highly uncertain and subject to change. As a result, the amount of our liability for certain of these matters could exceed or be less than the amount of our current estimates, depending on the outcome of these matters. An outcome of such matters different than previously estimated could materially impact our financial position or our results of operations in any one quarter.

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

    Reimbursements of development, post-marketing and certain collaboration-related commercialization costs are recognized as revenue as the related costs are incurred.

Income Taxes

Income tax expense is based on pretax financial accounting income under the liability method. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Significant estimates are required in determining our provision for income taxes. Some of these estimates are based on interpretations of existing tax laws or regulations. We believe that our estimates are reasonable and that our reserves for income tax related uncertainties are adequate. Various internal and external factors may have favorable or unfavorable effects on our future effective tax rate. These factors include, but are not limited to, changes in tax laws, regulations and/or rates, changing interpretations of existing tax laws or regulations, future levels of R&D spending, future levels of capital expenditures, and changes in overall levels of pretax earnings.

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

Nonmarketable Equity Securities

As part of our strategic efforts to gain access to potential new products and technologies, we invest in equity securities of certain private biotechnology companies. Our nonmarketable equity securities are carried at cost unless we determine that an impairment that is other than temporary has occurred, in which case we write the investment down to fair value. We periodically review our investments for impairment; however, the impairment analysis requires significant judgment in identifying events or circumstances that would likely have significant adverse effect on the fair value of the investment. The analysis may include assessment of the investee's (i) revenue and earnings trend, (ii) business outlook for its products and technologies, (iii) liquidity position and the rate at which it is using its cash, and (iv) likelihood of obtaining subsequent rounds of financing. If an investee obtains additional funding at a valuation lower than our carrying value, we presume that the investment is other than temporarily impaired. We have experienced impairments in our portfolio due to the decline in equity markets over the past few years. However, we are not able to determine at the present time which specific investments are likely to be impaired in the future, or the extent or timing of the individual impairments.

RESULTS OF OPERATIONS
(in millions, except per share amounts)

	Three Months Ended June 30,			Six Months Ended June 30,

	2004	2003	% Change	2004	2003	% Change

Product sales	$913.4	$644.3	42%	$1,677.1	$1,242.8	35%
Royalties	151.9	122.8	24	305.9	236.1	30
Contract revenue	62.9	32.6	93	120.2	70.5	70

Total operating revenues	1,128.2	799.7	41	2,103.2	1,549.4	36

Cost of sales	186.7	123.4	51	301.2	238.2	26
Research and development	212.9	180.2	18	403.2	337.6	19
Marketing, general and administrative	276.7	184.3	50	523.9	321.5	63
Collaboration profit sharing	145.2	107.3	35	271.7	203.9	33
Recurring charges related to redemption	38.2	38.6	(1)	76.4	77.2	(1)
Special charges: litigation-related	13.5	13.4	1	26.8	26.7	-

Total costs and expenses	873.2	647.2	35	1,603.2	1,205.1	33

Operating margin	255.0	152.5	67	500.0	344.3	45
Other income, net	15.4	40.9	(62)	37.7	56.6	(33)
Income tax provision	99.6	61.1	63	190.3	117.1	63

Net income	$170.8	$132.3	29	$347.4	$283.8	22

Operating margin as a % of operating revenues	23%	19%		24%	22%
COS as a % of product sales	20	19		18	19
R&D as a % of operating revenues	19	23		19	22
MG&A as a % of operating revenues	25	23		25	21
NI as a % of operating revenues	15	17		17	18

___________
Percentages in this table and throughout our discussion and analysis of financial condition and results of operations may reflect rounding adjustments.

Total Operating Revenues

Total operating revenues increased 41% in the second quarter and 36% in the first six months of 2004 from the comparable periods in 2003. These increases were due to higher product sales, royalty income and contract revenues. These increases are further discussed below.

Total Product Sales

	Three Months Ended June 30,			Six Months Ended June 30,

Product Sales	2004	2003	% Change	2004	2003	% Change

Rituxan	$424.7	$363.4	17%	$825.3	$704.4	17%
Herceptin	117.7	109.1	8	231.2	202.8	14
Avastin	133.0	-	-	171.1	-	-
Growth Hormone	88.4	81.6	8	173.9	158.3	10
Thrombolytics	51.5	47.6	8	97.8	95.1	3
Pulmozyme	41.0	42.6	(4)	84.4	82.2	3
Xolair	43.7	-	-	73.7	-	-
Raptiva	13.4	-	-	19.7	-	-

Total product sales	$913.4	$644.3	42	$1,677.1	$1,242.8	35

Total net product sales increased 42% in the second quarter and 35% in the first six months of 2004 from the comparable periods in 2003. The increase was due to higher sales across most of our existing products, in particular Rituxan, and sales of our new products, specifically Avastin, Xolair and Raptiva. Increased volume, including new product shipments, accounted for substantially all, or $269.1 million, of the net sales increase in the second quarter of 2004 and an increase of 32%, or $396.0 million, in the first six months of 2004. Changes in net sales prices across the portfolio had no material impact on net sales results in the second quarter of 2004, and accounted for an increase of 3%, or $38.0 million, in the first six months of 2004.

Rituxan

Net sales of Rituxan increased 17% to $424.7 million in the second quarter and 17% to $825.3 million in the first six months of 2004 from the comparable periods in 2003. This growth was driven by greater penetration of the non-Hodgkin's lymphoma (or NHL) and chronic lymphocytic leukemia (or CLL) markets in the U.S. (specifically front line indolent NHL, front line CLL, and maintenance use).

Roche recently announced the positive opinion of the European Union's Committee for Human Medicinal Products (or CHMP), for the frontline use of Rituxan in combination with CVP (cyclophoshamide, vincristine, prednisone) chemotherapy for the treatment of Indolent NHL. Data presented at the American Society of Clinical Oncology (or ASCO) in June showed increased Progression Free Survival (PFS) in Indolent NHL patients treated with a Rituxan maintenance regimen versus observation. Other Rituxan data presented at ASCO included positive outcomes of European trials in front line aggressive NHL and mantle cell lymphoma, and results of a multivariate analysis in front line CLL showing improvement in complete response and overall survival from the addition of Rituxan to chemotherapy.

Rituxan sales increased modestly from the previous quarter reflecting a slower growth rate than we have previously seen. We currently believe there will be limited impact on Rituxan's usage under the Medicare Prescription Drug Improvement and Modernization Act, enacted in December 2003 (or the Medicare Act).

Herceptin

Net sales of Herceptin increased 8% to $117.7 million in the second quarter and 14% to $231.2 million in the first six months of 2004 from the comparable periods in 2003. The continued growth was primarily driven by physicians' extending the average treatment duration. Physicians have been using Herceptin in more than one line of therapy and there continues to be growing adoption in the combination of Herceptin, carboplatin and taxane, a combination otherwise known as TCH. The TCH regimen has an improved time to disease progression and can therefore lead to a longer treatment duration. We currently believe there will be limited impact on Herceptin's usage under the new Medicare Act. Also impacting our second quarter increase and our future sales growth is a price increase that was effective on April 1, 2004.

Avastin

We received FDA approval to market Avastin on February 26, 2004 and made initial product shipments to distributors that same day. Avastin has achieved total net sales of $133.0 million in the second quarter and $171.1 million since it was launched in February. Our sales have been driven primarily by use in colorectal cancer, which represents more than 95% of current Avastin use. In both the first-line and relapsed/refractory settings, Avastin is being combined with a wide range of 5FU-based chemotherapies, reflecting Avastin's broad indication. Early market penetration rates indicate that we may reach peak penetration sooner than expected, but estimates of the overall size of the market remain the same.

At present, all Medicare carriers and all of our targeted commercial payers are covering Avastin and reimbursement has proceeded as expected. Future sales and the adoption of the use of Avastin are subject to a number of risks and uncertainties. Avastin is currently being studied in combination with 5-FU/ Leucovorin and Oxaliplatin (the "FOLFOX Regimen") in patients with relapsed, metastatic colorectal cancer in a large randomized study through the Eastern Cooperative Oncology Group (the "E3200 Trial"). If the results from the E3200 Trial are positive for the combination of Avastin and 5-FU/Leucovorin and Oxaliplatin or show a similar magnitude of benefit as previous colorectal cancer studies with Avastin, use of Avastin may increase as physicians increase their use of Avastin in combination with Oxaliplatin-based regimens in the relapsed, and also the first-line setting. However, if the results of the E3200 Trial are negative for the combination of Avastin and 5-FU/Leucovorin and Oxaliplatin, potential sales of Avastin may be materially adversely affected as physicians may limit their use of Avastin to 5-FU/Leucovorin and/or irinotecan regimens. Physicians may also restrict their use of Avastin to first-line patients only.

Growth Hormone

Combined net sales of our four growth hormone products, Nutropin Depot, Nutropin AQ, Nutropin, and Protropin, increased 8% in the second quarter and 10% in the first six months of 2004 from the comparable periods in 2003. The net sales growth resulted from continued strong demand for the Nutropin products and price increases. The price increase on a number of growth hormone products in October 2003 accounted for a significant portion of the growth in the first six months of 2004 as compared to the first six months of 2003. The continued strong demand reflects our focus on new patient starts using our Nutropin AQ Pen (which is a delivery system for Nutropin AQ), continued growth in the adult patient market, higher dosing during puberty and an incremental increase in the length of therapy. On June 1, 2004, we and our collaborator Alkermes made a decision to discontinue commercialization of Nutropin Depot, a long-acting dosage form of recombinant growth hormone. We expect sales of Nutropin Depot to continue through the third quarter of 2004 or until inventory is depleted. Manufacture of Protropin was discontinued at the end of 2002 because demand declined as physicians initiated therapy with other Nutropin family products, but sales are expected to continue through 2004 or until inventory is depleted.

Thrombolytics

Combined net sales of our three thrombolytic products, Activase, TNKase and Cathflo Activase, increased 8% in the second quarter and 3% in the first six months of 2004 from the comparable periods in 2003. The sales increase was primarily driven by growth in our catheter clearance market. A price increase in February 2004 on certain thrombolytic products also contributed to higher sales. Sales of our thrombolytic products used to treat acute myocardial infarction were impacted by the adoption of mechanical reperfusion strategies; however, the decline in the acute myocardial infarction market has been offset by growth in our other markets.

Pulmozyme

Our net sales of Pulmozyme decreased 4% in the second quarter, and increased 3% in the first six months of 2004 from the comparable period in 2003.

Xolair

We received FDA approval to market Xolair in June 2003 and began shipping Xolair in July 2003. Xolair achieved total U.S. net sales of $43.7 million in the second quarter and $73.7 million in the first six months of 2004, reflecting continued acceptance of the product and strong growth in our prescriber base. Novartis Pharma AG, our collaborator on Xolair, recently announced that it had submitted its application for the European approval of Xolair to the European Agency for the Evaluation of Medicinal Products (EMEA) and CHMP. Future sales and related expenses are subject to risks and uncertainties, including continued physician adoption rates, third-party coverage decisions, and high patient fulfillment rates.

Raptiva

We received FDA approval to market Raptiva in October 2003 and began shipping Raptiva in November 2003. Raptiva achieved total net sales of $13.4 million in the second quarter and $19.7 million in the first six months of 2004, reflecting continued acceptance of the product and effective reimbursement processing. Future sales and the continued acceptance of Raptiva in this biologics class is subject to risks and uncertainties, including how well Raptiva is able to compete with other new and established therapies for moderate-to-severe psoriasis. The rate of growth in prescriptions for Raptiva has been affected by the recent approval of etanercept for psoriasis. Specifically, a significant etanercept trial has launched and we currently estimate it could potentially take several thousand patients out of the market. We expect to see the impact of the etanercept trial in our third quarter revenues.

Serono S.A., which has rights to market Raptiva in certain areas of the world, received a unanimous positive opinion from the CHMP recommending Raptiva approval in European Union (EU) countries; and Raptiva may be available in some EU nations during the fourth quarter of 2004. When approved, Raptiva would be the first biologic approved for psoriasis in the EU. Serono received authorization for Raptiva in Switzerland in March and in Argentina in June and is awaiting the outcomes of marketing applications in a number of other territories for which it is responsible.

Royalties

Royalty income increased 24% in the second quarter and 30% in the first six months of 2004 from the comparable periods in 2003. The increase was due to higher third-party sales by various licensees, primarily Hoffmann-La Roche (see "Related Party Transactions" below) for higher sales of Herceptin and Rituxan products. We expect that in 2004 the increase in royalty income will be at a slower rate than 2003.

Cash flows from royalty income include revenues denominated in foreign currencies. We currently purchase simple foreign currency put option contracts (or options) and forwards to hedge these foreign royalty cash flows. The term of these options and forwards are generally one to five years. See the "We Are Exposed to Risks Relating to Foreign Currency Exchange Rates and Foreign Economic Conditions" section of the Forward-Looking Information below for a discussion of market risks related to these financial instruments.

Contract Revenues

Contract revenues increased 93% in the second quarter and 70% in the first six months of 2004 from the comparable periods in 2003. The increase was primarily driven by revenues from our collaborators for amounts earned on development efforts related to Avastin, Rituxan and Lucentis. See "Related Party Transactions" below for more information on contract revenue from Hoffmann-La Roche and Novartis.

We expect that contract revenues will continue to increase in 2004, but at a more modest pace than in 2003. We also expect contract revenues to fluctuate depending on the level of revenues earned for ongoing development efforts, the level of milestones received, the number of new contract arrangements and Hoffmann-La Roche's potential opt-ins for products.

Cost of Sales

Cost of sales (or COS) as a percentage of product sales was 20% and 19% in the second quarter of 2004 and 2003, respectively. This increase was primarily due to an $18.8 million charge related to Nutropin Depot inventory and our decision to discontinue its commercialization, and a provision of $21.3 million related to filling failures for other products, partially offset by decreases resulting from higher sales of more favorable margin products (primarily Rituxan). COS as a percentage of product sales was 18% and 19% in the first six months of 2004 and 2003, respectively. This decrease primarily reflects higher sales of more favorable margin products (primarily sales of Rituxan, and to a lesser extent, sales of previously reserved pre-launch products) and lower production costs due to manufacturing efficiencies primarily related to Herceptin and Rituxan partially offset by the Nutropin Depot and filling failure charges mentioned above.

In the fourth quarter of 2003, we entered into an arrangement with Lonza Biologics, a subsidiary of Lonza Group Ltd, to provide additional manufacturing capacity for Rituxan. We do not expect this arrangement to have a significant impact on our overall cost of sales as a percentage of product sales. We expect our COS as a percentage of sales for the full year 2004 to be somewhat comparable to the rate in 2003.

Research and Development

R&D expenses increased 18% in the second quarter and 19% in the first six months of 2004 from the comparable periods in 2003. These increases were largely due to higher spending on clinical development of products, including Lucentis, Rituxan and Omnitarg, partially offset by lower spending on Raptiva; increased post-marketing clinical studies for Raptiva, Avastin and Rituxan; and increased headcount and related expenses in support of research activities. We expect increases in R&D expenses over time to be driven mainly by the development of our pipeline products. Our expectations for higher revenues in the future will likely cause R&D as a percentage of operating revenues to decline over time.

The major components of R&D expenses for the three months and the six months ended June 30, 2004 and 2003 were as follows (in millions):

	Three Months Ended June 30,			Six Months Ended June 30,

Research and Development	2004	2003	% Change	2004	2003	% Change

Product development	$127.5	$119.9	6%	$239.8	$221.8	8%
Post-marketing studies	30.4	17.8	71	58.6	33.3	76

Total development	157.9	137.7	15	298.4	255.1	17
Research	48.9	33.2	47	92.3	67.5	37
In-licensing	6.1	9.3	(34)	12.5	15.0	(17)

Total	$212.9	$180.2	18	$403.2	$337.6	19

Marketing, General and Administrative

Overall MG&A expenses increased 50% in the second quarter and 63% in the first six months of 2004 from the comparable periods in 2003. The increases in both periods were due to: (i) increases of $30.8 million and $75.1 million in the second quarter and first six months of 2004, respectively, for marketing and promotional programs in support of commercial and pipeline products, primarily Avastin, Raptiva, Xolair, Rituxan and Herceptin; (ii) increases of $24.4 million and $45.5 million in the second quarter and first six months of 2004, respectively, related to headcount growth and increased commercial training programs in support of all products, including increases in field sales incentive compensation; (iii) increase of $27.6 million in the first six months of 2004 related primarily to spending on our information systems technologies and headcount growth in our corporate support functions; (iv) increases of $18.6 million and $35.6 million in the second quarter and first six months of 2004, respectively, for our royalty expenses, primarily related to Biogen Idec; and (v) a charge of $18.6 million in the second quarter of 2004 related to the Nutropin Depot license and our decision to discontinue commercializing Nutropin Depot (see Note 4, "Other Intangible Assets," in the Notes to Condensed Consolidated Financial Statements of Part I, Item 1 of this Form 10-Q for further information on this charge).

MG&A expenses could trend higher in the near term as we continue the launch of Avastin and as we prepare for the potential launch of Tarceva. However, as we expect revenues to rise, MG&A as a percentage of operating revenues will likely decline over the longer term.

Collaboration Profit Sharing

Collaboration profit sharing consists primarily of the net operating profit sharing with Biogen Idec on commercial activities underlying Rituxan sales and, to a much lesser extent, the sharing of the commercial net operating results of Xolair with Novartis. Collaboration profit sharing increased 35% in the second quarter and 33% in the first six months of 2004 from the comparable periods in 2003. These increases were driven by increased Rituxan profit sharing with Biogen Idec due to higher Rituxan sales and new Xolair profit sharing with Novartis due to Xolair sales, which began in July 2003.

Collaboration profit sharing expense is expected to continue to increase in 2004 consistent with the expected collaboration operating results associated with increased Rituxan and Xolair sales.

Recurring Charges Related to Redemption

We began recording recurring charges related to the Redemption and push-down accounting in the third quarter of 1999. The charges in the second quarter and first six months of 2004 were comparable to the same periods of 2003 and were comprised of the amortization of other intangible assets in all periods presented.

Special Charges: Litigation-Related

The charges in the second quarter and first six months of 2004 were comparable to the same periods of 2003 and were comprised of the accrued interest and associated bond costs related to the City of Hope National Medical Center (or COH) trial judgment (see Note 2, "Leases and Contingencies," in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for further information regarding our litigations). In conjunction with the City of Hope judgment, we arranged to post a surety bond of $600.0 million. As part of this arrangement, we were required to pledge $630.0 million in cash and investments to secure the bond. In the second quarter of 2004, we were required to increase the surety bond to $650.0 million and pledged an additional $52.0 million, or a total of $682.0 million, in cash and investments to secure the bond at June 30, 2004. This amount is reflected in "restricted cash and other long-term assets" on the condensed consolidated balance sheets. We expect that we will continue to incur interest charges on the COH trial judgment and service fees on the related surety bond each quarter through the process of appealing the COH trial results. These special charges represent our best estimate of the costs for the current resolution of these matters and are included in other long-term liabilities in the condensed consolidated balance sheets at June 30, 2004 and December 31, 2003. We developed these estimates in consultation with outside counsel handling our defense in these matters using the facts and circumstances of these matters known to us at that time. The amount of our liability for certain of these matters could exceed or be less than the amount of our current estimate, depending on the outcome of these matters. The amount of cash paid, if any, in connection with the COH matter will depend on the outcome of the appeal.

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

	Three Months Ended June 30,			Six Months Ended June 30,

Other Income, Net (in millions)	2004	2003	% Change	2004	2003	% Change

Gains on sales of biotechnology equity securities and other	$0.4	$19.7	(98)%	$1.1	$20.2	(95)%
Write-downs of biotechnology debt and equity securities	(0.1)	-	-	(0.1)	(3.7)	(97)
Interest income	16.5	21.2	(22)	39.5	40.1	(1)
Interest expense	(1.4)	-	-	(2.8)	-	-

Total other income, net	$15.4	$40.9	(62)	$37.7	$56.6	(33)

"Other income, net" decreased 62% in the second quarter and 33% in the first six months of 2004 from the comparable periods in 2003 due primarily to minimal gains on our biotechnology equity securities, lower interest income (driven by lower yields, partially offset by a higher average cash balance) and higher interest expense related to our long-term variable interest entity debt, which we consolidated on July 1, 2003. Although we have had minimal biotechnology marketable equity securities write-downs to-date in 2004, we may determine in future periods, depending on market conditions, that certain of such unhedged securities are impaired and require a write-down to market value.

Income Tax Provision

The effective tax rate was 36.8% in the second quarter of 2004 compared to 31.6% in the second quarter of 2003, and was 35.4% in the first six months of 2004 compared to 29.2% in the first six months of 2003. The increase in the tax rate reflects a decrease in benefits from foreign sales and from various tax credits. The tax provision for the first six months of 2004 included a benefit of $6.5 million related to a favorable change in estimates of research credits.

We anticipate that our effective tax rate for the entire year 2004 will be lower than that for the second quarter of 2004. Various factors may have favorable or unfavorable effects on our effective tax rate during the remainder of 2004 and in subsequent years. These factors include, but are not limited to, interpretations of existing tax laws, changes in tax laws and rates, future levels of R&D spending, future levels of capital expenditures, and changes in overall levels of pretax earnings.

Net Income and Earnings Per Share

	Three Months Ended June 30,			Six Months Ended June 30,

Net Income and Earnings Per Share	2004	2003	% Change	2004	2003	% Change

Net income	$170.8	$132.3	29%	$347.4	$283.8	22%
Earnings per share:
Basic	0.16	0.13	23	0.33	0.28	18
Diluted	0.16	0.13	23	0.32	0.27	19

Net income and diluted earnings per share in the second quarter of 2004 increased from the comparable periods in 2003. The increases were primarily due to higher operating revenues in 2004, driven mostly by higher product sales, offset only in part by higher operating expenses.

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

Except as otherwise noted below, there have been no significant changes to the in-process projects since December 31, 2003. We do not track all costs associated with research and development on a project-by-project basis. Therefore, we believe a calculation of cost incurred as a percentage of total incurred project cost as of the FDA approval is not possible. We currently estimate, however, that the research and development expenditures that will be required to complete the in-process projects will total at least $140.0 million as of June 30, 2004, as compared to $700.0 million as of the Redemption date. This estimate reflects costs incurred since the Redemption date, discontinued projects, and decreases in the cost to complete estimates for other projects, partially offset by an increase in certain cost estimates related to early stage projects and changes in expected completion dates.

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

  Rituxan (rituximab) -- Genentech, Inc. and Biogen Idec Inc. developed an updated filing strategy for Rituxan in aggressive non-Hodgkin's lymphoma (NHL) that has been agreed upon by the FDA and will result in a filing in 2005. Genentech, Inc., Biogen Idec Inc., and Roche announced on June 5, 2004, positive data from a randomized Phase III trial evaluating Rituxan, known as MabThera® in Europe, in combination with chemotherapy as a front-line treatment for aggressive non-Hodgkin's lymphoma (NHL).

Our Overview, Results of Operations and Liquidity and Capital Resources, contain forward-looking statements regarding the expected number of products in late-stage development through 2005, expected Rituxan and Herceptin sales growth opportunities, the timeframe of Avastin manufacturing in Porrino, the filing timeframe for the Tarceva NDA and the Rituxan sBLA, the impact of Medicare legislation on our sales of Rituxan and Herceptin, the costs for completion of in-process projects, the expected amount of capital expenditures, increases in Rituxan and Xolair sales and increases in total revenues, royalty income and contract revenues, and the expected growth in non-GAAP EPS through 2005. Actual results could differ materially. For a discussion of the risks and uncertainties associated with late-stage development, Rituxan and Herceptin sales growth opportunities, timeframe for manufacturing in Porrino, regulatory filing timeframes and costs for completion of in-process projects and capital expenditures, see "The Successful Development of Biotherapeutics is Highly Uncertain and Requires Significant Expenditures," "We May Be Unable to Obtain or Maintain Regulatory Approvals for Our Products," "Difficulties or Delays in Product Manufacturing Could Harm Our Business," "Protecting Our Proprietary Rights Is Difficult and Costly," "The Outcome of, and Costs Relating to, Pending Litigation or Other Legal Actions are Uncertain," and "We May Be Unable to Retain Skilled Personnel and Maintain Key Relationships" sections of "Forward-Looking Information and Cautionary Factors That May Affect Future Results" below; for the impact of Medicare legislation, see "Decreases in Third Party Reimbursement Rates May Affect Our Product Sales"; for sales of Rituxan and Xolair, see all of the foregoing and "We May Be Unable to Manufacture Certain of Our Products If There Is BSE Contamination of Our Bovine Source Raw Material," "We Face Competition," "Other Factors Could Affect Our Product Sales," "We May Incur Material Product Liability Costs," "Insurance Coverage is Increasingly More Difficult to Obtain or Maintain," and "We Are Subject to Environmental and Other Risks"; for royalty income and contract revenues, see "Our Royalty and Contract Revenues Could Decline"; and for total revenues, see all of the foregoing and for expected non-GAAP EPS growth, see all of "Forward-Looking Information and Cautionary Factors That May Affect Future Results" below. We disclaim any obligation and do not undertake to update or revise any forward-looking statements in this Form 10-Q.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Capital Resources (in millions)	June 30, 2004	December 31, 2003

Cash, cash equivalents, short-term investments and long-term marketable securities	$3,033.8	$2,934.7
Working capital	2,219.5	1,883.8

Cash, cash equivalents, short-term investments and long-term marketable securities were $3.0 billion at June 30, 2004, an increase of $99.1 million or 3.4% from December 31, 2003. This increase was primarily a result of cash generated from operations, income from investments and proceeds from stock issuances, partially offset by cash used for the repurchase of common stock, purchase of marketable securities and for capital investments.

Cash Provided by Operating Activities

Cash provided by operating activities is primarily driven by increases in our net income. However, operating cash flows differ from net income as a result of non-cash charges or differences in the timing of cash flows and earnings recognition. Significant components of cash provided by operating activities are as follows:

Deferred revenues declined $18.8 million during the first half of 2004 compared to an increase of $247.4 million during the first half of 2003. The increase in 2003 was primarily due to a $188.0 million opt-in payment from Hoffmann-La Roche on the development and commercialization of Avastin, and a $46.6 million upfront payment and R&D reimbursement fee from Novartis AG on a new arrangement to develop and market Lucentis. Opt-in and upfront payments from collaborators are recognized in earnings over various number of years depending on the stage of the product and the contractual arrangement. Refer to our "Revenue Recognition" policy above for further information.

Our "accounts receivable - product sales" was $464.0 million at June 30, 2004, an increase of $148.9 million from December 31, 2003. The average collection period of our "accounts receivable-product sales" as measured in days sales outstanding (or DSO) was 46 days this quarter compared to 40 days as of December 31, 2003. The increase in our "accounts receivable-product sales" and our DSO was primarily due to higher sales of new products, in particular Avastin, and the related payment cycles. For new product launches, we offer extended payment terms to promote our products and to allow customers and doctors purchasing the drug sufficient time to process reimbursements. The average collection period of our accounts receivable as measured in DSO can vary and is dependent on various factors, including the type of revenue (i.e., product sales, royalties, or contract revenue) and the payment terms related to those revenues and whether the related revenue was recorded at the beginning or at the end of a period.

Our inventories increased $58.0 million in the first half of 2004 primarily due to the ongoing manufacture of our Rituxan, Pulmozyme and Activase products, partially offset by the charges related to our decision to discontinue commercializing Nutropin Depot and filling failures for other products. See Note 8, "Inventories," in the Notes to Condensed Consolidated Financial Statements of Part I, Item 1 of this Form 10-Q for further information on these charges.

Cash Used in Investing Activities

Cash used in investing activities primarily relate to purchases, sales and maturities of investments and capital expenditures. Capital expenditures were $196.6 million in the first six months of 2004 compared to $140.1 million in the first six months of 2003. Capital expenditures in 2004 were made to purchase land and office buildings in South San Francisco, including the repayment of one of our synthetic leases, and for equipment purchases and ongoing construction costs in support our manufacturing, R&D and corporate infrastructure needs. In 2004, we expect to spend approximately $600.0 million on property, plant and equipment. This increase in spending over 2003 will primarily support our expected future manufacturing capacity needs, increases in property purchases, including repayments on our synthetic leases, and increases in equipment and information systems related purchases.

In addition, restricted cash increased by $52.0 million due to the additional cash and investments we were required to pledge to secure the surety bond for the COH judgment, which increased to $650.0 million at June 30, 2004. See Note 2, "Leases and Contingencies" in the Notes to Condensed Consolidated Financial Statements of Part I, Item 1 of this Form 10-Q for further information regarding the COH litigation and related surety bond.

Cash Provided by or Used in Financing Activities

Cash provided by or used in financing activities is primarily related to activity under our employee stock plans and our stock repurchase plan. In the first half of 2004, we received $366.7 million related to stock option exercises and stock issuances under our employee stock purchase plan. We also used cash for stock repurchases of $575.7 million in the first half of 2004, pursuant to our stock repurchase program approved by our Board of Directors. Refer to Note 9, "Capital Stock," in the Notes to Condensed Consolidated Financial Statements for further information on our stock repurchase programs approved by our Board of Directors.

Our total cash, cash equivalents, short-term investments and marketable securities are expected to decline over the next several years due to cash requirements for capital expenditures, share repurchases under our stock repurchase program, synthetic lease repayments and other uses of working capital. We believe these funds, together with funds provided by operations and leasing arrangements, will be sufficient to meet our foreseeable future operating cash requirements. In addition, we believe we could access additional funds from the debt and, under certain circumstances, capital markets. See below for a discussion of our leasing arrangements. See "Our Affiliation Agreement With Roche Could Adversely Affect Our Cash Position" below in the "Forward-Looking Information and Cautionary Factors" section and Note 2, "Leases and Contingencies," in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for factors that could negatively affect our cash position.

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

Our two remaining leases were entered into with BNP Paribas Leasing Corporation (or BNP), who leases directly to us various buildings that we occupy in South San Francisco, California. Under one of these leases, we are required to maintain cash collateral of $56.6 million, which we have included in our condensed consolidated balance sheets as restricted cash and other long-term assets. We have evaluated our accounting for these leases under the provisions of FIN 46R, and have determined the following:

  as of July 1, 2003 and for each quarterly reporting period through June 30, 2004, our two remaining synthetic leases entered into with BNP represent a variable interest in BNP;

  we are not the primary beneficiary of BNP as we do not absorb the majority of the entity's expected losses or expected residual returns. As part of this determination, we have received quarterly confirmations from BNP representing to us and we have reviewed their portfolio statements to confirm that the leased properties do not represent greater than 50% of the fair value of BNP's assets; and

  we believe that the leased properties are not "specified assets" that represent essentially the only source of payment for our variable interest. As part of this determination, we have received quarterly confirmations from BNP representing to us and we have reviewed their portfolio statements to confirm that the leased properties are not "specified assets" held within a silo. That is, BNP has not financed an amount equal to or greater than 95% of the fair value of the leased assets with non-recourse debt, lessor participation, targeted equity or any other type of funding (silo funding) that would result in the leased properties being the only source of payment. In addition, as part of BNP's representations and warranties, BNP has agreed not to incur additional indebtedness in the future or to change the character of other non-targeted equity or similar funding sources that in any way would result in the leased properties being essentially the only source of repayment or to make any distributions from BNP that would result in silo funding equal to or exceeding 95% of the fair value of the leased properties.

Accordingly, we are not required to consolidate either the leasing entity or the specific assets that we lease under the BNP leases.

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

The maximum exposure to loss on our synthetic leases includes (i) residual value guarantee payments as shown above, (ii) certain tax indemnification in the event the third-parties are obligated for certain federal, state or local taxes as a result of their participation in the transaction, and (iii) indemnification for various losses, costs and expenses incurred by the third-party participants as a result of their ownership of the leased property or participation in the transaction, and as a result of the environmental condition of the property. The additional taxes, losses and expenses as described in (ii) and (iii) are contingent upon the existence of certain conditions and, therefore, would not be quantifiable at this time. However, we do not expect these additional taxes, losses and expenses to be material. In the case of South San Francisco lease 1, we have pledged cash collateral of $56.6 million as a source of payment for Genentech's obligation for the residual value guarantee payments and other amounts we owe under the lease.

Contractual Obligations

During the first six months of 2004, the only significant change in our reported payments due under contractual obligations at December 31, 2003 is a payment of $56.6 million expected to occur in the third quarter of 2004 related to our buyout of a synthetic lease.

CONTINGENCIES

We have an agreement with Serono S.A.; our agreement, in addition to granting marketing rights to Serono in specific areas of the world, includes an arrangement to potentially collaborate on co-developing additional indications of Raptiva and to share certain global development costs. We also have a supply agreement with Serono, under which we may have a loss exposure up to a maximum of $10.0 million.

We are a party to various legal proceedings, including patent infringement litigation relating to our antibody products, and licensing and contract disputes, and other matters. See Note 2, "Leases and Contingencies" in the Notes to Condensed Consolidated Financial Statements of Part I, Item 1 of this Form 10-Q for further information.

RELATED PARTY TRANSACTIONS

We enter into transactions with our related parties, Roche Holdings, Inc. (including Hoffmann-La Roche and other affiliates) and Novartis, in the ordinary course of business. The accounting policies we apply to our transactions with our related parties are consistent with those applied in transactions with independent third-parties and all related party agreements are negotiated on an arm's-length basis.

Redemption of Our Special Common Stock

On June 30, 1999, we redeemed all of our outstanding Special Common Stock held by stockholders other than Roche Holdings, Inc. (or Roche) at a price of $10.31 per share in cash with funds deposited by Roche for that purpose. We refer to this event as the "Redemption." As a result, on that date, Roche's percentage ownership of our outstanding Common Stock increased from 65% to 100%. Consequently, under GAAP, we were required to use push-down accounting to reflect in our financial statements the amounts paid for our stock in excess of our net book value. Push-down accounting required us to record $1,685.7 million of goodwill and $1,499.0 million of other intangible assets onto our balance sheet on June 30, 1999. See also above in the "Recurring Charges Related to Redemption" section of Results of Operations and Note 3, "Related Parties," in the Notes to Condensed Consolidated Financial Statements of Part I, Item 1 of this Form 10-Q.

Roche's Ability to Maintain Its Percentage Ownership Interest in Our Stock

We expect from time to time to issue additional shares of common stock in connection with our stock option and stock purchase plans, and we may issue additional shares for other purposes. Our affiliation agreement with Roche provides, among other things, that we establish a stock repurchase program designed to maintain Roche's percentage ownership interest in our common stock. The affiliation agreement provides that we will repurchase a sufficient number of shares pursuant to this program such that, with respect to any issuance of common stock by Genentech in the future, the percentage of Genentech common stock owned by Roche immediately after such issuance will be no lower than Roche's lowest percentage ownership of Genentech common stock at any time after the offering of common stock occurring in July 1999 and prior to the time of such issuance, except that Genentech may issue shares up to an amount that would cause Roche's lowest percentage ownership to be no more than 2% below the "Minimum Percentage." The Minimum Percentage equals the lowest number of shares of Genentech common stock owned by Roche since the July 1999 offering (to be adjusted in the future for dispositions of shares of Genentech common stock by Roche as well as for stock splits or stock combinations) divided by 1,018,388,704 (to be adjusted in the future for stock splits or stock combinations), which is the number of shares of Genentech common stock outstanding at the time of the July 1999 offering, as adjusted for the two-for-one splits of Genentech common stock in November 1999, October 2000 and May 2004. We repurchased shares of our common stock in 2004 and 2003 (see discussion in Note 9, "Stock Repurchases," in the Notes to Condensed Consolidated Financial Statements of Part I, Item 1 of this Form 10-Q). As long as Roche's percentage ownership is greater than 50%, prior to issuing any shares, the affiliation agreement provides that we will repurchase a sufficient number of shares of our common stock such that, immediately after our issuance of shares, Roche's percentage ownership will be greater than 50%. The affiliation agreement also provides that, upon Roche's request, we will repurchase shares of our common stock to increase Roche's ownership to the Minimum Percentage. In addition, Roche will have a continuing option to buy stock from us at prevailing market prices to maintain its percentage ownership interest. Roche publicly offered zero-coupon notes in January 2000 which were exchangeable for Genentech common stock held by Roche. Roche called these notes in March 2004. Through April 5, 2004, the expiration date for investors to tender these notes, a total of 25,999,324 shares were issued in exchange for the notes, thereby reducing Roche's ownership of Genentech common stock to 587,189,380 shares. At June 30, 2004, Roche's ownership percentage was 55.6%. The Minimum Percentage at June 30, 2004 was 57.7% and, under the terms of the affiliation agreement, Roche's lowest ownership percentage is to be no lower than 55.7%. See Note 9 "Capital Stock" for information regarding our stock repurchase program.

Transactions with Roche

In April 2004, we further amended our July 1999 licensing and marketing agreement with Hoffmann-La Roche and its affiliates under which we grant them an option to license, use and sell our products in non-U.S. markets. This amendment added certain Genentech products under Hoffman-La Roche's commercialization and marketing rights for Canada but did not modify any material financial terms of the licensing and marketing agreement which are described in our Annual Report on Form 10-K for the year ended December 31, 2003.

We have a July 1998 licensing and marketing agreement relating to anti-HER2 antibodies (Herceptin and more recently, Omnitarg) with Hoffmann-La Roche, providing them with exclusive marketing rights outside of the United States. Under the agreement, Hoffmann-La Roche contributes equally with us on global development costs. Either Genentech or Hoffmann-La Roche has the right to "opt-out" of developing an additional indication for a product and would not share the costs or benefits of the additional indication, but could "opt-back-in" before approval of the indication by paying twice what would have been owed for development of the indication if no opt-out had occurred. Hoffmann-La Roche has also agreed to make royalty payments of 20% on aggregate net product sales outside the United States up to $500 million in each calendar year and 22.5% on such sales in excess of $500 million in each calendar year.

In April 2004, we entered into a research collaboration agreement with Hoffmann-La Roche that outlines the process by which Hoffmann-La Roche and Genentech will conduct and share in the costs of joint research on molecules in areas of mutual interest. The agreement further outlines how development and commercialization efforts will be coordinated with respect to select molecules, including the financial provisions for a number of different development and commercialization scenarios undertaken by either or both parties.

In June 2003, Hoffmann-La Roche exercised its option to license from us the rights to market Avastin for all countries outside of the U.S. under the July 1999 licensing and marketing agreement. As part of its opt-in, Hoffmann-La Roche paid us approximately $188.0 million and pays 75% of subsequent global development costs related to the metastatic colorectal cancer indication of Avastin and all others unless Hoffmann-La Roche specifically opts out of the development of certain other indications.

In September 2003, Hoffmann-La Roche exercised its option to license from us the rights to market PRO70769, a humanized antibody that binds to CD20, for all countries outside of the U.S. (other than territory previously licensed to others) under the July 1999 licensing and marketing agreement. As part of its opt-in, Hoffmann-La Roche paid us $8.4 million and pays 50% of subsequent global development costs related to PRO70769 unless Hoffmann-La Roche opts out of the development of certain other indications. We will receive royalties on net sales of Avastin and PRO70769 in countries outside of the U.S.

We recognized contract revenue from Hoffmann-La Roche, including amounts earned related to ongoing development activities, of $23.7 million and $14.7 million in the second quarters of 2004 and 2003, respectively, and $49.6 million and $16.8 million in the first six months of 2004 and 2003, respectively. All other revenues from Roche, Hoffmann-La Roche and their affiliates, principally royalties and product sales, were $111.7 million and $93.4 million in the second quarters of 2004 and 2003, respectively, and $210.6 million and $169.6 million in the first six months of 2004 and 2003, respectively. Cost of sales included amounts related to Hoffmann-La Roche of $25.9 million and $30.0 million in the second quarters of 2004 and 2003, respectively, and $48.4 million and $54.8 million in the first six months of 2004 and 2003, respectively. R&D expenses included amounts related to Hoffmann-La Roche of $30.5 million and $6.3 million in the second quarters of 2004 and 2003, respectively, and $67.3 million and $14.7 million in the first six months of 2004 and 2003, respectively.

Transactions with Novartis AG (or Novartis)

We understand that Novartis holds approximately 33.3% of the outstanding voting shares of Roche Holding AG. As a result of this ownership, Novartis is deemed to have an indirect beneficial ownership interest under FAS 57 "Related Party Disclosures" of more than 10% of Genentech's voting stock.

In June 2003, we entered into an agreement with Novartis Ophthalmics AG (subsequently merged into Novartis Pharma AG), under which Novartis Ophthalmics licensed the exclusive right to develop and market Lucentis outside of North America for diseases or disorders relating to the human eye, including the indication of age-related macular degeneration (or AMD). As part of this agreement, Novartis Ophthalmics pays 50% of Genentech's expenses relating to certain AMD Phase III trials and related development expenses. Genentech may share in a portion of the development and commercialization costs incurred by Novartis outside of North America. We will also receive royalties on net sales of Lucentis products, which we will manufacture and supply to Novartis, outside of North America.

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

Contract revenue from Novartis was $10.2 million and $3.7 million in the second quarters of 2004 and 2003, respectively, and $20.9 million and $3.9 million in the first six months of 2004 and 2003, respectively. Novartis collaboration profit sharing expenses were $14.8 million and $26.6 million in the second quarter and first six months of 2004 and we had no such expenses in the same periods of 2003. R&D expenses included amounts related to Novartis of $10.2 million and $5.1 million in the second quarters of 2004 and 2003, respectively, and $19.9 million and $8.8 million in the first six months of 2004 and 2003, respectively.

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

General Option Information

Summary of Option Activity
(Shares in thousands)

		Options Outstanding

	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price

December 31, 2002	8,098	110,838	$19.19

Grants	(21,780)	21,780	40.55
Exercises	-	(32,078)	34.14
Cancellations(1)	4,414	(4,414)	23.80
Additional shares reserved	50,000	-	-

December 31, 2003	40,732	96,126	25.18
Grants	(1,433)	1,433	54.11
Exercises	-	(16,573)	20.28
Cancellations(1)	1,064	(1,064)	27.35
Additional shares reserved(2)	80,000	-	-

June 30, 2004 (Year to date)	120,363	79,922	26.69

(1)

We currently only grant shares under our amended and restated 1999 Stock Plan. Cancellations from options granted under previous plans are not added back to the shares reserved for issuance under the 1999 Stock Plan.

(2)	Additional shares are shares reserved under the 2004 Equity Incentive Plan approved by stockholders on April 16, 2004. No shares have been granted under this Plan.

In-the-Money and Out-of-the-Money Option Information
(Shares in thousands)

	Exercisable		Unexercisable		Total

As of June 30, 2004	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

In-the-Money	38,465	$22.29	40,977	$30.44	79,442	$26.49
Out-of-the-Money(1)	-	-	480	58.99	480	58.99

Total Options Outstanding	38,465		41,457		79,922

(1)	Out-of-the-money options are those options with an exercise price equal to or greater than the fair market value of Genentech Common Stock, $56.20, at the close of business on June 30, 2004.

Distribution and Dilutive Effect of Options

Employee and Executive Officer Option Grants

	2004	2003	2002

Net grants during the year as % of outstanding shares	0.04%	1.69%	1.98%
Grants to Named Executive Officers* during the period as % of outstanding shares	0.00%	0.18%	0.25%
Grants to Named Executive Officers during the year as % of total options granted	0.00%	8.54%	10.27%

*	"Named Executive Officers" refers to our CEO and our four other most highly compensated executive officers as defined under Item 402(a)(3) of Regulation S-K of the federal securities laws.

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

In addition, any prolonged interruption in the operations of our or our contractors' manufacturing facilities could result in cancellations of shipments, loss of product in the process of being manufactured, or a shortfall or stock-out of available product inventory, any of which could have a material adverse impact on our business. A number of factors could cause prolonged interruptions, including the inability of a supplier to provide raw materials used for manufacture of our products, equipment malfunctions or failures, damage to a facility due to natural disasters, including earthquakes as our South San Francisco and Vacaville facilities are located in an area where earthquakes could occur, changes in FDA regulatory requirements or standards that require modifications to our manufacturing processes, action by the FDA or by us that results in the halting or slowdown of production of one or more of our products due to regulatory issues, a contract manufacturer going out of business or failing to produce product as contractually required or other similar factors. Because our manufacturing processes and those of our contractors are highly complex and are subject to a lengthy FDA approval process, alternative qualified production capacity may not be available on a timely basis or at all. Difficulties or delays in our or our alliance companies' contractors' manufacturing and supply of existing or new products could increase our costs, cause us to lose revenue or market share, damage our reputation and could result in a material adverse effect on our product sales, financial condition and results of operations.

We currently plan to expand our Vacaville facility, to build new facilities or enter into contracts for additional manufacturing capacity in the future. Any delay in the construction of the facilities, the ability to contract for additional manufacturing capacity or the receipt of FDA licensure may cause insufficient available capacity for the manufacture of our products. Insufficient available capacity to manufacture or have manufactured for us existing or new products could cause shortfalls of available product inventory and an inability to supply market demand of one or more of our products for either a short period of time or an extended period of time. Alternatively, we may have an excess of available capacity which could lead to an idling of a portion of our manufacturing facilities and incurring idle plant charges, resulting in an increase in our costs of sales. All of our efforts planning for additional manufacturing capacity are critical to providing for sufficient capacity to meet expected demand for our products, and we recognize that there are some inherent uncertainties associated with forecasting future demand, especially for newly introduced products, and that the manufacturing of biologics is a complex process.

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

Third, Raptiva competes with established therapies for moderate-to-severe psoriasis including oral systemics such as methotrexate and cyclosporin, as well as ultraviolet light therapies. In addition, Raptiva competes with Biogen Idec's Amevive® (alefacept)and Amgen's ENBREL® (etanercept), co-marketed by Wyeth, both FDA approved for adult patients with moderate-to-severe psoriasis in January 2003 and April 2004, respectively. ENBREL® was previously approved and marketed for psoriatic arthritis, a condition associated with psoriasis. Other products are known to be in development for the psoriasis market.

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

Future Stock Repurchases Could Adversely Affect Our Cash Position

Our Board of Directors has authorized a stock repurchase program. Generally, under this program, Genentech can purchase its stock in the open market or in privately negotiated transactions from time to time at management's discretion. Genentech can also engage in transactions in other Genentech securities in conjunction with the repurchase program, including derivative securities.

Under a stock repurchase program approved by our Board of Directors on December 5, 2003, Genentech is authorized to repurchase up to 25,000,000 shares of our common stock for an aggregate price of up to $1 billion through December 31, 2004. A total of 10,085,600 shares at a cost of approximately $581.8 million has been purchased under the plan through June 30, 2004. See also item below regarding our affiliation agreement with Roche and the potential impact of future stock repurchases.

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

Future Sales of Our Common Stock by Roche Could Cause the Price of Our Common Stock to Decline

As of June 30, 2004, Roche owned 587,189,380 shares of our common stock or 55.6% of our outstanding shares. All of our shares owned by Roche are eligible for sale in the public market subject to compliance with the applicable securities laws. We have agreed that, upon Roche's request, we will file one or more registration statements under the Securities Act in order to permit Roche to offer and sell shares of our common stock. Sales of a substantial number of shares of our common stock by Roche in the public market could adversely affect the market price of our common stock.

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

      Our Interest Income is Subject to Fluctuations in Interest Rates

Our material interest-bearing assets, or interest-bearing portfolio, consisted of cash, cash equivalents, restricted cash and investments, short-term investments, marketable debt securities, long-term investments and interest-bearing forward contracts. The balance of our interest-bearing portfolio, including restricted and unrestricted cash and investments, was $3,255.2 million or 36% of total assets at June 30, 2004. Interest income related to this portfolio was $39.5 million in the first six months of 2004. Our interest income is sensitive to changes in the general level of interest rates, primarily U.S. interest rates. In this regard, changes in U.S. interest rates affect the interest-bearing portfolio. To mitigate the impact of fluctuations in U.S. interest rates, for a portion of our portfolio, we may enter into swap transactions that involve the receipt of fixed rate interest and the payment of floating rate interest without the exchange of the underlying principal.

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

      Our Investments in Equity Securities are Subject to Market Risks

As part of our strategic alliance efforts, we invest in equity instruments of biotechnology companies. Our biotechnology equity investment portfolio totaled $517.2 million or 6% of total assets at June 30, 2004. These investments are subject to fluctuations from market value changes in stock prices. To mitigate the risk of market value fluctuation, certain equity securities are hedged with zero-cost collars and forward contracts. A zero-cost collar is a purchased put option and a written call option in which the cost of the purchased put and the proceeds of the written call offset each other; therefore, there is no initial cost or cash outflow for these instruments at the time of purchase. The purchased put protects us from a decline in the market value of the security below a certain minimum level (the put "strike" level), while the call effectively limits our potential to benefit from an increase in the market value of the security above a certain maximum level (the call "strike" level). A forward contract is a derivative instrument where we lock-in the termination price we receive from the sale of stock based on a pre-determined spot price. The forward contract protects us from a decline in the market value of the security below the spot price and limits our potential benefit from an increase in the market value of the security above the spot price. Throughout the life of the contract, we receive interest income based on the notional amount and a floating-rate index. In addition, as part of our strategic alliance efforts, we hold convertible preferred stock, including dividend-bearing convertible preferred stock, and have made interest-bearing loans that are convertible into the equity securities of the debtor or repaid in cash. Depending on market conditions, we may determine that in future periods certain of our other unhedged equity security investments are impaired, which would result in additional write-downs of those equity security investments.

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

New and Potential New Accounting Pronouncements May Impact Our Future Financial Position and Results of Operations

There may be potential new accounting pronouncements or regulatory rulings, which may have an impact on our future financial position and results of operations. In particular, there are a number of rule changes and proposed legislative initiatives following the recent corporate bankruptcies and failures which could result in changes in accounting rules, including the accounting for employee stock options as an expense. On March 31, 2004, the FASB issued an Exposure Draft (ED), "Share-Based Payment - An Amendment of FASB Statements No. 123 and 95." The proposed Statement addresses the accounting for transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. The proposed Statement would eliminate the ability to account for share-based compensation transactions using Accounting Principles Board Opinion No. 25 (or APB 25), "Accounting for Stock Issued to Employees," and generally would require instead that such transactions be accounted for using a fair-value based method. As proposed, companies would be required to recognize an expense for compensation cost related to share-based payment arrangements including stock options and employee stock purchase plans. As proposed, the new rules would be applied on a modified prospective basis as defined in the ED, and would be effective for public companies for fiscal years beginning after December 15, 2004. We are currently evaluating our option valuation methodologies and assumptions in light of these evolving accounting standards related to employee stock options. These and other potential changes could materially impact our results of operations.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Our market risks at June 30, 2004 have not changed significantly from those discussed in Item 7A of our Form 10-K for the year ended December 31, 2003 on file with the Securities and Exchange Commission. See Note 5, "Derivative Financial Instruments," in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 and the "Forward-Looking Information and Cautionary Factors That May Affect Future Results -- We Are Exposed to Market Risk" section of Item 2 of this Form 10-Q for additional discussions of our market risks.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

In connection with the Chiron patent infringement lawsuit relating to U.S. Patent No. 6,054,561, the Court of Appeals denied Chiron's Petition for Rehearing in its entirety on June 8, 2004.

In connection with the City of Hope lawsuit, the California Court of Appeal has scheduled the hearing of Genentech's appeal for August 19, 2004.

See also Item 3 of our report on Form 10-K for the year ended December 31, 2003 and Part II, Item 1 of our report on Form 10-Q for the quarter ended March 31, 2004.

See also Note 2, "Leases and Contingencies," in the Notes to Condensed Consolidated Financial Statements of Part I, Item 1 of this Form 10-Q.

Item 2.  Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Our shares repurchased during the past quarter were as follows:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of shares that May Yet Be Purchased Under the Plans or Programs

April 1- 30, 2004	1,600,000	$ 58.21
May 1 - 31, 2004	4,761,300	59.25
June 1 - 30, 2004	3,582,500	55.90

Total	9,943,800	$ 57.87	10,085,600	14,914,400

___________
(1)

Under a stock repurchase program approved by our Board of Directors on December 5, 2003, Genentech is authorized to repurchase up to 25,000,000 shares for an aggregate purchase price of up to $1 billion of its common stock through December 31, 2004. See also Note 9, "Capital Stock," in the Notes to Condensed Consolidated Financial Statements of Part I, Item 1 of this Form 10-Q.

Item 4.  Submission of Matters to a Vote of Security Holders

            At Genentech's Annual Meeting of Stockholders held on April 16, 2004, five matters were voted upon. A description of each matter and a tabulation of the votes for each of the matters follows:
1.	To approve an amendment to the bylaws with respect to the number of authorized directors:

Votes

For	Against	Abstain

447,974,068	3,801,649	115,612

2A.	To elect four non-Roche director nominees to hold office until the 2005 Annual Meeting of Stockholders or until their successors are duly elected and qualified:

	Votes

Nominee	For	Withheld

Herbert W. Boyer, Ph.D.	433,187,351	18,703,978
Arthur D. Levinson, Ph.D.	441,939,160	9,952,169
Sir Mark Richmond, Ph.D.	445,674,071	6,217,258
Charles A. Sanders, M.D.	445,373,268	6,518,061

2B(1).	IF PROPOSAL 1 IS APPROVED: To elect the three Roche director nominees to hold office until the 2005 Annual Meeting of Stockholders or until their successors are duly elected and qualified:

	Votes

Nominee	For	Withheld

William M. Burns	439,768,461	12,122,868
Erich Hunziker, Ph.D.	439,934,741	11,956,588
Jonathan K.C. Knowles, Ph.D.	430,833,228	21,058,101

Proposal 2(B)(2) was not voted on at the Annual Meeting because Proposal 1 was approved by a majority of the holders of our outstanding common stock as of the record date for the Annual Meeting.

3.	To approve an amendment to the Amended and Restated Certificate of Incorporation to increase the authorized shares of common stock from 1,200,000,000 to 3,000,000,000:

Votes

For	Against	Abstain

443,242,924	8,557,934	90,471

4.	To approve the 2004 Equity Incentive Plan.

Votes

For	Against	Abstain

349,842,841	77,200,759	171,721

There were 24,676,008 broker nonvotes.

5.	To ratify Ernst & Young LLP as our independent auditors for 2004.

Votes

For	Against	Abstain

447,777,352	4,026,550	87,427

Item 6.  Exhibits and Reports on Form 8-K
(a)	Exhibits

	(i)	3.4	Restated Bylaws.

	(ii)	3.5	Certificate of Third Amendment of Amended and Restated Certificate of Incorporation.

	(iii)	10.18	Amendment, dated March 10, 2000, to Amended and Restated Agreement between Genentech and F. Hoffman-La Roche Ltd regarding Commercialization of Genentech's Products Outside the United States

	(iv)	10.19	Amendment, dated June 26, 2000, to Amended and Restated Agreement between Genentech and F. Hoffman-La Roche Ltd regarding Commercialization of Genentech's Products Outside the United States

	(v)	10.20	Third Amendment, dated April 30, 2004, to Amended and Restated Agreement between Genentech and F. Hoffman-La Roche Ltd regarding Commercialization of Genentech's Products Outside the United States

	(vi)	10.21	Collaborative Agreement Among F. Hoffmann-La Roche LTD, Hoffmann-La Roche Inc. and Genentech, dated April 13, 2004

	(vii)	15.1	Letter regarding Unaudited Interim Financial Information.

	(viii)	31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

	(iv)	31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

	(x)	32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K.

		On April 7, 2004, we filed a Report on Form 8-K under Item 5 - Other Events, reporting the issuance of a press release, announcing our earnings for the quarter ended March 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENENTECH, INC.
Date:	July 26, 2004	/s/ARTHUR D. LEVINSON

Arthur D. Levinson, Ph.D. Chairman and Chief Executive Officer

Date:	July 26, 2004	/s/LOUIS J. LAVIGNE, JR.

Louis J. Lavigne, Jr. Executive Vice President and Chief Financial Officer

Date:	July 26, 2004	/s/JOHN M. WHITING

John M. Whiting Vice President, Controller and Chief Accounting Officer