Form 10-K/A
period 2004-12-31
GENENTECH INC
filed 2005-05-17
CIK 318771

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

EXPLANATORY NOTE:

We are filing this Amendment No. 1 on Form 10-K/A to our Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed with the Securities and Exchange Commission on February 28, 2005, for the sole purpose of filing a corrected version of Exhibit 32.1 in order to correct a typographical error. The original Exhibit 32.1, Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, erroneously referred to the "Annual Report of Genentech, Inc. on Form 10-K for the year ended December 31, 2003" instead of December 31, 2004 with respect to the certification of Genentech's then Chief Financial Officer, Louis J. Lavigne, Jr. Mr. Lavigne retired as Chief Financial Officer from Genentech as of March 5, 2005, and David A. Ebersman assumed that office as of such date.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENENTECH, INC. Registrant

Date:	May 16, 2005	By:	/s/ JOHN M. WHITING

John M. Whiting
Vice President, Controller, and Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

Principal Executive Officer:

/s/ ARTHUR D. LEVINSON	Chairman and Chief Executive Officer	May 16, 2005

Arthur D. Levinson

Principal Financial Officer:

/s/ DAVID A. EBERSMAN	Senior Vice President and	May 16, 2005

David A. Ebersman	Chief Financial Officer

Principal Accounting Officer:

/s/ JOHN M. WHITING	Vice President, Controller, and	May 16, 2005

John M. Whiting	Chief Accounting Officer

Signature	Title	Date

Directors:

*	Director	May 16, 2005

Herbert W. Boyer

*	Director	May 16, 2005

William M. Burns

*	Director	May 16, 2005

Erich Hunziker

*	Director	May 16, 2005

Jonathan K.C. Knowles

*	Director	May 16, 2005

Mark Richmond

*	Director	May 16, 2005

Charles A. Sanders

* By:	/s/ JOHN M. WHITING

John M. Whiting Attorney-in-fact

EXHIBIT INDEX

Exhibit No.	Description

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.