Form 10-Q
period 2005-06-30
GENENTECH INC
filed 2005-08-03
CIK 318771

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________

FORM 10-Q

________________________

(Mark One)
[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

or

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes [x]  No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Number of Shares Outstanding
Common Stock $0.02 par value	1,064,282,776 Outstanding at July 21, 2005

GENENTECH, INC.
TABLE OF CONTENTS

In this report, "Genentech," "we," "us" and "our" refer to Genentech, Inc. "Common Stock" refers to Genentech's common stock, par value $0.02 per share, "Special Common Stock" refers to Genentech's callable putable common stock, par value $0.02 per share, all of which was redeemed by Roche Holdings, Inc. on June 30, 1999.

We own or have rights to various copyrights, trademarks and trade names used in our business including the following:  Activase® (alteplase, recombinant) tissue-plasminogen activator; Avastin™ (bevacizumab) anti-VEGF antibody; Cathflo® Activase® (alteplase for catheter clearance); Herceptin® (trastuzumab) anti-HER2 antibody; Lucentis™ (ranibizumab, rhuFab V2) anti-VEGF antibody fragment; Nutropin® (somatropin (rDNA origin) for injection) growth hormone; Nutropin AQ® and Nutropin AQ Pen® (somatropin (rDNA origin) for injection) liquid formulation growth hormone; Nutropin Depot® (somatropin (rDNA origin) for injectable suspension) encapsulated sustained-release growth hormone; Omnitarg™ (pertuzumab) HER dimerization inhibitor; Protropin® (somatrem for injection) growth hormone; Pulmozyme® (dornase alfa, recombinant) inhalation solution; Raptiva® (efalizumab) anti-CD11a antibody; and TNKase™ (tenecteplase) single-bolus thrombolytic agent. Rituxan® (rituximab) anti-CD20 antibody is a registered trademark of Biogen Idec Inc.; Tarceva® (erlotinib HC1) is a registered trademark of OSI Pharmaceuticals, Inc.; and Xolair® (omalizumab) anti-IgE antibody is a trademark of Novartis AG. This report also includes other trademarks, service marks and trade names of other companies.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

GENENTECH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2005	2004	2005	2004

Operating revenues
Product sales (including amounts from related parties: three months - 2005-$28,234; 2004-$27,668; six months - 2005-$82,355; 2004-$55,492)	$1,274,115	$913,366	$2,460,117	$1,677,066
Royalties (including amounts from related party: three months - 2005-$107,199; 2004-$84,071; six months - 2005-$212,258; 2004-$155,368)	200,321	151,860	432,236	305,957
Contract revenue (including amounts from related parties: three months - 2005-$30,425; 2004-$33,891; six months - 2005-$56,885; 2004-$70,512)	52,443	62,852	96,104	120,190

Total operating revenues	1,526,879	1,128,078	2,988,457	2,103,213
Costs and expenses
Cost of sales (including amounts for related parties: three months - 2005-$38,826; 2004-$26,019; six months - 2005-$88,856; 2004-$48,664)	269,481	186,683	520,522	301,163
Research and development (including amounts for related parties: three months - 2005-$41,367; 2004-$49,457; six months - 2005-$82,078; 2004-$88,818) (including contract related: three months - 2005-$37,136; 2004-$34,571; six months - 2005-$63,711; 2004-$71,495)	278,124	212,886	521,364	403,231
Marketing, general and administrative	356,638	276,654	671,852	523,968
Collaboration profit sharing (including amounts for related party: three months - 2005-$28,727; 2004-$14,827; six months - 2005-$52,375; 2004-$26,649)	198,798	145,221	375,075	271,652
Recurring charges related to redemption	34,482	38,209	68,964	76,418
Special items: litigation-related	19,527	13,458	30,784	26,857

Total costs and expenses	1,157,050	873,111	2,188,561	1,603,289

Operating margin	369,829	254,967	799,896	499,924

Other income, net	31,502	15,444	47,899	37,765

Income before taxes	401,331	270,411	847,795	537,689
Income tax provision	105,165	99,640	267,455	190,331

Net income	$296,166	$170,771	$580,340	$347,358

Earnings per share
Basic	$0.28	$0.16	$0.55	$0.33

Diluted	$0.27	$0.16	$0.54	$0.32

Weighted-average shares used to compute earnings per share
Basic	1,057,564	1,060,619	1,052,228	1,057,955

Diluted	1,083,841	1,087,087	1,076,519	1,084,618

See Notes to Condensed Consolidated Financial Statements

GENENTECH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,

	2005	2004

Cash flows from operating activities
Net income	$580,340	$347,358
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	181,454	178,516
Deferred income taxes	(54,352)	(17,715)
Deferred revenue	(21,760)	(18,846)
Litigation-related liabilities	25,712	25,712
Tax benefit from employee stock options	326,600	231,305
Loss (gain) on sales of securities available-for-sale and other, net	2,115	(605)
Changes in assets and liabilities:
Receivables, prepaid expenses, and other current assets	(121,276)	(157,758)
Inventories	(10,520)	(58,009)
Investments in trading securities	(8,051)	(28,496)
Accounts payable, other accrued liabilities, and other long-term liabilities	(82,092)	(64,447)

Net cash provided by operating activities	818,170	437,015

Cash flows from investing activities
Purchases of securities available-for-sale	(313,468)	(684,109)
Proceeds from sales and maturities of securities available-for-sale	398,576	624,227
Capital expenditures	(729,810)	(196,633)
Change in other assets	(30,780)	(28,933)
Transfer to restricted cash	-	(52,000)

Net cash used in investing activities	(675,482)	(337,448)

Cash flows from financing activities
Stock issuances	465,194	366,737
Stock repurchases	(160,655)	(575,749)

Net cash provided by (used in) financing activities	304,539	(209,012)

Net increase (decrease) in cash and cash equivalents	447,227	(109,445)
Cash and cash equivalents at beginning of period	270,123	372,152

Cash and cash equivalents at end of period	$717,350	$262,707

Supplemental disclosure of cash flow information
Non-cash investing and financing activities
Capitalization of construction in progress related to financing lease transaction	$73,000	$-
Exchange of XOMA note receivable for a prepaid royalty	29,205	-

See Notes to Condensed Consolidated Financial Statements.

GENENTECH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	June 30, 2005	December 31, 2004

Assets
Current assets
Cash and cash equivalents	$717,350	$270,123
Short-term investments	1,293,191	1,394,982
Accounts receivable -- product sales (net of allowances: 2005-$65,854; 2004-$59,366; including amounts from related parties: 2005-$9,378; 2004-$11,237)	509,971	599,052
Accounts receivable -- royalties (including amounts from related party: 2005-$130,374; 2004-$119,080)	238,714	217,482
Accounts receivable -- other (net of allowances: 2005-$2,132; 2004-$2,191; including amounts from related parties: 2005-$93,989; 2004-$68,594)	165,133	140,838
Inventories	600,863	590,343
Prepaid expenses	196,985	45,864
Other current assets	213,598	164,073

Total current assets	3,935,805	3,422,757
Long-term marketable debt and equity securities	901,052	1,115,327
Property, plant and equipment, net	2,792,106	2,091,404
Goodwill	1,315,019	1,315,019
Other intangible assets	603,956	668,391
Restricted cash and investments	682,000	682,000
Other long-term assets	316,672	108,497

Total assets	$10,546,610	$9,403,395

Liabilities and stockholders' equity
Current liabilities
Accounts payable	$45,629	$104,832
Taxes payable	-	134,937
Deferred revenue	44,845	45,989
Other accrued liabilities (including amounts to related parties: 2005-$133,266; 2004-$108,416)	1,051,261	957,508

Total current liabilities	1,141,735	1,243,266
Long-term debt	485,250	412,250
Deferred revenue	247,192	267,805
Litigation-related and other long-term liabilities	692,428	697,884

Total liabilities	2,566,605	2,621,205

Commitments and contingencies
Stockholders' equity
Preferred stock	-	-
Common stock	21,248	20,943
Additional paid-in capital	8,773,117	8,002,754
Accumulated other comprehensive income	272,967	290,948
Accumulated deficit, since June 30, 1999	(1,087,327)	(1,532,455)

Total stockholders' equity	7,980,005	6,782,190

Total liabilities and stockholders' equity	$10,546,610	$9,403,395

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

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Genentech and all subsidiaries. Genentech also consolidates a variable interest entity in which Genentech is the primary beneficiary pursuant to Financial Accounting Standards Board (or "FASB") Interpretation No. 46 (or "FIN 46") "Consolidation of Variable Interest Entities," as amended, and recorded the noncontrolling interest in "litigation-related and other long-term liabilities" in the accompanying condensed consolidated balance sheets at June 30, 2005 and December 31, 2004. Material intercompany accounts and transactions have been eliminated.

Use of Estimates and Reclassifications

The preparation of financial statements in conformity with GAAP requires management to make judgments, assumptions and estimates that affect the amounts reported in our condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Certain reclassifications of prior period amounts have been made to our condensed consolidated financial statements to conform to the current period presentation.

Recent Accounting Pronouncements

In December 2004, the FASB issued a revision of Statement of Financial Accounting Standards (or "FAS") No. 123, "Accounting for Stock-Based Compensation." The revision is referred to as "FAS 123R -- Share-Based Payment", which supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," (or "APB 25") and will require companies to recognize compensation expense, using a fair-value based method, for costs related to share-based payments including stock options and stock issued under our employee stock plans. We expect to adopt FAS 123R using the modified prospective basis on January 1, 2006. We expect that our adoption of FAS 123R will result in compensation expense comparable to those disclosed below, before the effect of capitalization of manufacturing related compensation expenses. We are currently evaluating option valuation methodologies and assumptions in light of FAS 123R; the methodologies and assumptions we ultimately use to adopt FAS 123R may be different than those currently used as discussed below in "Accounting for Stock-Based Compensation" section of this note. We currently expect that our adoption of FAS 123R will have a material impact on our consolidated results of operations.

Accounting for Stock-Based Compensation

Until we adopt FAS 123R, we will continue to follow APB 25 to account for employee stock options. Under APB 25, the intrinsic value method of accounting, no compensation expense is recognized because the exercise price of our employee stock options equals the market price of the underlying stock on the date of grant. We apply FAS 123 for disclosure purposes only.

The following proforma net income and earnings per share were determined as if we had accounted for our employee stock options and stock issued under our employee stock plan under the fair value method prescribed by FAS 123. The resulting effect on net income and earnings per share pursuant to FAS 123 is not likely to be representative of the effects in future periods, due to subsequent additional option grants and periods of vesting.

The Black-Scholes option valuation model was developed for use in estimating the fair value of publicly traded options, which have no vesting restrictions and are fully transferable. Option valuation models require the input of highly subjective assumptions and these assumptions can vary over time. Because our employee stock options and stock plan shares have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing valuation models do not provide a single reliable measure of the fair value of our employee stock options.

	Three Months Ended June 30,		Six Months Ended June 30,

	2005	2004	2005	2004

	(In thousands, except per share amounts)
Net income - as reported	$296,166	$170,771	$580,340	$347,358
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	41,033	45,611	81,422	90,316

Pro forma net income	$255,133	$125,160	$498,918	$257,042

Earnings per share:
Basic-as reported	$0.28	$0.16	$0.55	$0.33

Basic-pro forma	$0.24	$0.12	$0.47	$0.24

Diluted-as reported	$0.27	$0.16	$0.54	$0.32

Diluted-pro forma	$0.23	$0.12	$0.45	$0.24

The fair value of options was estimated at the date of grant using a Black-Scholes option valuation model with the following weighted-average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,

	2005	2004	2005	2004

Risk-free interest rate	3.7%	3.7%	3.8%	3.6%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Volatility factors of the expected market price of our Common Stock	32.0%	42.0%	32.0%	43.0%
Weighted-average expected life of option (years)	4.2	5	4.2	5

Due to the redemption of our special common stock in June 1999 (or "Redemption") by Roche Holdings, Inc. (or "Roche"), there is limited historical information available to determine the necessary inputs to value employee stock options and the stock issued under the employee stock plan. In 2004, having completed our first full four-year option vesting cycle on options issued after the Redemption, and having further analyzed economic data from marketable instruments and comparable companies, the assumptions for volatility and expected lives were further refined to reflect what management believes to be a better measure of fair value.

- 7

Earnings Per Share

The following is a reconciliation of the denominator used in basic and diluted earnings per share (or "EPS") computations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,

	2005	2004	2005	2004

Numerator:
Net income	$296,166	$170,771	$580,340	$347,358

Denominator:
Weighted-average shares outstanding used for basic earnings per share	1,057,564	1,060,619	1,052,228	1,057,955
Effect of dilutive stock options	26,277	26,468	24,291	26,663

Weighted-average shares and dilutive stock options used for diluted earnings per share	1,083,841	1,087,087	1,076,519	1,084,618

The following is a summary of the outstanding options to purchase common stock that were excluded from the computation of diluted EPS because such options were anti-dilutive (in thousands, except for exercise prices):
	Three Months Ended June 30,		Six Months Ended June 30,

	2005	2004	2005	2004

Number of shares	338	390	598	962

Range of exercise prices	$75.90 - $82.47	$59.48 - $59.61	$69.35 - $82.47	$53.95 - $59.61

Comprehensive Income

Comprehensive income is comprised of net income and other comprehensive income (or "OCI"). OCI includes certain changes in stockholders' equity that are excluded from net income. Specifically, we include in OCI changes in the fair value of derivatives designated as effective cash flow hedges and unrealized gains and losses on our available-for-sale securities.

The components of accumulated OCI, net of income taxes, were as follows (in millions):

	June 30, 2005	December 31, 2004

Unrealized gains on securities available-for-sale	$250.4	$305.1
Unrealized gains (losses) on derivatives	22.6	(14.2)

Accumulated other comprehensive income	$273.0	$290.9

The activity in comprehensive income, net of income taxes, was as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,

	2005	2004	2005	2004

Net income	$296.2	$170.8	$580.3	$347.4
Change in unrealized gains (losses) on securities available-for-sale	22.1	(29.8)	(54.7)	(4.1)
Change in unrealized gains (losses) on derivatives	23.8	(4.2)	36.8	(0.8)

Comprehensive income	$342.1	$136.8	$562.4	$342.5

The activity in comprehensive income, net of income taxes, related to our available-for-sale securities and cash flow hedges was as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,

	2005	2004	2005	2004

Unrealized gains (losses) on securities available-for-sale (net of tax effect for the second quarter of $14.7 in 2005, $(20.1) in 2004; for the first six months of $(36.6) in 2005, $(3.0) in 2004)	$22.1	$(30.1)	$(54.8)	$(4.4)
Reclassification adjustment for net gains on securities available-for-sale included in net income (tax effect in 2005 and 2004 was not material)	-	0.3	0.1	0.3
Unrealized gains (losses) on derivatives (net of tax effect for the second quarter of $17.2 in 2005, $(3.3) in 2004; for the first six months of $25.5 in 2005, $(1.4) in 2004)	25.8	(5.0)	38.3	(2.1)
Reclassification adjustment for net (losses) gains on derivatives included in net income (net of tax effect for the second quarter of $(1.3) in 2005, $0.5 in 2004; for the first six months of $(1.0) in 2005, $1.0 in 2004)	(2.0)	0.8	(1.5)	1.3

Change in activity in OCI	$45.9	$(34.0)	$(17.9)	$(4.9)

Derivative Financial Instruments

At June 30, 2005, net gains on derivative instruments expected to be reclassified from accumulated OCI to "other income, net" during the next twelve months are $13.0 million.

In June 2005, we entered into a series of forward start interest rate swap locks with a total notional value of $1.05 billion as a hedge against increases in interest rates.  In these swaps, we pay a fixed rate and receive a floating-rate.  The objective of these swaps was to protect the future semi-annual interest rate payments resulting from our planned debt issuance in July 2005 of 10-year and 30-year fixed-rate notes.  These swap locks were designated and qualify as cash flow hedges and the effective portion of the loss on the swap locks was included as a component of accumulated OCI. The ineffective portion of the loss on the swap locks for the three months ended June 30, 2005 was not material.

Note 2.	Consolidated Financial Statement Detail

Inventories

The components of inventories were as follows (in millions):

	June 30, 2005	December 31, 2004

Raw materials and supplies	$62.8	$57.1
Work in process	363.3	451.8
Finished goods	174.8	81.5

Total	$600.9	$590.4

Other Intangible Assets

The components of our other intangible assets, including those that are acquisition-related and arising from the Redemption and push-down accounting were as follows (in millions):

	June 30, 2005			December 31, 2004

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Developed product technology	$1,194.1	$886.7	$307.4	$1,194.1	$847.7	$346.4
Core technology	443.5	361.6	81.9	443.5	351.0	92.5
Developed science technology	467.5	467.5	-	467.5	452.9	14.6
Tradenames	144.0	79.5	64.5	144.0	74.7	69.3
Patents	150.6	58.7	91.9	138.0	53.2	84.8
Other intangible assets	103.6	45.3	58.3	101.3	40.5	60.8

Total	$2,503.3	$1,899.3	$604.0	$2,488.4	$1,820.0	$668.4

Amortization expense of our other intangible assets was $39.7 million and $61.5 million for the second quarters of 2005 and 2004, respectively, and $79.3 million and $104.5 million in the first six months of 2005 and 2004, respectively.

The expected future annual amortization expense of our other intangible assets is as follows (in millions):

For the Year Ending December 31,	Amortization Expense

2005 (remaining six months)	$64.5
2006	124.2
2007	122.8
2008	121.0
2009	72.0
Thereafter	99.5

Total expected future annual amortization	$604.0

Note 3.	Leases and Contingencies

Leases

During the six months ended June 30, 2005, there were no significant changes to our synthetic lease arrangements, or our assessment of those arrangements under the provisions of FIN 46R, a revision of Interpretation 46, as discussed in Note 6, "Leases, Commitments and Contingencies" of our Annual Report on Form 10-K for the year ended December 31, 2004. See also Note 7, "Subsequent Events -- Buyout of a Synthetic Lease" below.

In December 2004, we entered into a Master Lease Agreement with Slough SSF, LLC for the lease of property adjacent to our South San Francisco campus. The property will be developed into eight buildings and two parking structures. The lease of the property will take place in two phases pursuant to separate lease agreements for each building as contemplated by the Master Lease Agreement. Phase I building leases will begin throughout 2006 and Phase II building leases may begin as early as 2008. For accounting purposes, due to the nature of our involvement with the construction of the buildings subject to the Master Lease Agreement, we are considered to be the owner of the assets during the construction period through the lease commencement date, even though the funds to construct the building shell and some infrastructure costs are paid by the lessor. As such, in the first six months of 2005, we have capitalized $73.0 million of construction costs in property, plant and equipment, and have also recognized a corresponding amount as a construction financing obligation in "long-term debt" in the accompanying condensed consolidated balance sheets. We expect at the time of completion of the project, if all the buildings and infrastructure were completed by the lessor, our construction asset and related obligation will be in excess of $365.0 million. Our aggregate lease payments as contemplated by the Master Lease Agreement through 2020 (if there is no acceleration or delay in the rent commencement date for the second phase of the buildings) will be approximately $540.1 million.

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

We and the City of Hope National Medical Center (or "COH") are parties to a 1976 agreement relating to work conducted by two COH employees, Arthur Riggs and Keiichi Itakura, and patents that resulted from that work, which are referred to as the "Riggs/Itakura Patents." Since that time, Genentech has entered into license agreements with various companies to make, use and sell the products covered by the Riggs/Itakura Patents. On August 13, 1999, the COH filed a complaint against us in the Superior Court in Los Angeles County, California, alleging that we owe royalties to the COH in connection with these license agreements, as well as product license agreements that involve the grant of licenses under the Riggs/Itakura Patents. On June 10, 2002, a jury voted to award the COH approximately $300 million in compensatory damages. On June 24, 2002, a jury voted to award the COH an additional $200 million in punitive damages. Such amounts were accrued as an expense in the second quarter of 2002 and were included in the accompanying condensed consolidated balance sheets in "litigation-related and other long-term liabilities" at June 30, 2005 and December 31, 2004. Genentech filed a notice of appeal of the verdict and damages awards with the California Court of Appeal. On October 21, 2004, the California Court of Appeal affirmed the verdict and damages awards in all respects. On November 22, 2004, the California Court of Appeal modified its opinion without changing the verdict and denied Genentech's request for rehearing. On November 24, 2004, Genentech filed a petition seeking review by the California Supreme Court. On February 2, 2005, the California Supreme Court granted that petition. The amount of cash paid, if any, or the timing of such payment in connection with the COH matter will depend on the outcome of the California Supreme Court's review of the matter; however, we expect that it may take longer than one year to further resolve the matter.

We recorded accrued interest and bond costs related to the COH trial judgment of $13.5 million in the second quarters of 2005 and 2004, and $27.0 million and $26.9 million in the first six months of 2005 and 2004, respectively. In conjunction with the COH judgment, we posted a surety bond and were required to pledge cash and investments of $682.0 million at June 30, 2005 and December 31, 2004 to secure the bond. These amounts are reflected in "restricted cash and investments" in the accompanying condensed consolidated balance sheets. We expect that we will continue to incur interest charges on the judgment and service fees on the surety bond each quarter through the process of appealing the COH trial results.

On August 12, 2002, the U.S. Patent and Trademark Office (or "Patent Office") declared an interference between U.S. Patent No. 6,054,561, owned by Chiron Corporation (or "Chiron"), and a patent application exclusively licensed by Genentech from a university relating to anti-HER2 antibodies. On October 24, 2002, the Patent Office redeclared the interference to include, in addition to the above-referenced Chiron patent and university patent application, a number of patents and patent applications owned by either Chiron or Genentech, including Chiron's U.S. Patent No. 4,753,894 that is also at issue in the separate patent infringement lawsuit described below. On November 30, 2004, the Patent Office's Board of Patent Appeals and Interferences issued rulings on several preliminary motions. These rulings terminated both interferences involving the patent application referenced above that Genentech licensed from a university, redeclared interferences between the Genentech and Chiron patents and patent applications, and made several determinations which could affect the validity of the Genentech and Chiron patents and patent applications involved in the remaining interferences. On January 28, 2005, Genentech filed a notice of appeal with the U.S. Court of Appeals for the Federal Circuit. On June 1, 2005, we and Chiron agreed to a settlement of both these interference proceedings and the below-referenced lawsuit. Under the settlement agreement, Chiron has abandoned the contest as to each count in both of the redeclared interferences referenced above. Because our own patents and patents applications are still before the Patent Office's Board of Patent Appeals and Interferences and the appeal process of the prior rulings is still ongoing, the outcome of this matter with respect to our patents and patent applications cannot be determined at this time.

On March 13, 2001, Chiron filed a patent infringement lawsuit against us in the U.S. District Court in the Eastern District of California, alleging that the manufacture, use, sale and/or offer for sale of our Herceptin antibody product infringes Chiron's U.S. Patent No. 4,753,894. Chiron was seeking compensatory damages for the alleged infringement, additional damages, and attorneys' fees and costs. Genentech filed a motion to dismiss this lawsuit, which was denied. On November 1, 2002, the parties filed a proposed stipulation to stay all proceedings in this lawsuit until (1) the interference involving U.S. Patent No. 4,753,894 is resolved or two years from entry of the proposed stipulation, whichever is sooner. On or about November 13, 2002, the Court entered the stipulation, staying the proceedings as requested by the parties. On November 10, 2004, the Court extended the stay until the resolution of all proceedings before the U.S. Supreme Court in a separate Chiron suit that has now been concluded. This lawsuit was separate from and in addition to the Chiron interference mentioned above. On June 1, 2005, we and Chiron agreed to a settlement of both the above-referenced interference proceedings and this lawsuit, pursuant to which all pending claims in this lawsuit were dismissed with prejudice. The settlement resolves and ends all the patent infringement claims that Chiron made against Genentech in this lawsuit.

On April 11, 2003, MedImmune, Inc. filed a lawsuit against Genentech, COH, and Celltech R & D Ltd. in the U.S. District Court for the Central District of California (Los Angeles). The lawsuit relates to U.S. Patent No. 6,331,415 (or "the '415 patent" or "Cabilly patent") that is co-owned by Genentech and COH and under which MedImmune and other companies have been licensed and are paying royalties to Genentech. The lawsuit includes claims for violation of antitrust, patent, and unfair competition laws. MedImmune is seeking to have the '415 patent declared invalid and/or unenforceable, a determination that MedImmune does not owe royalties under the '415 patent on sales of its Synagis® antibody product, an injunction to prevent Genentech from enforcing the '415 patent, an award of actual and exemplary damages, and other relief. On January 14, 2004 (amending a December 23, 2003 Order), the U.S. District Court granted summary judgment in Genentech's favor on all of MedImmune's antitrust and unfair competition claims. MedImmune sought to amend its complaint to reallege certain claims for antitrust and unfair competition. On February 19, 2004, the Court denied this motion in its entirety and final judgment was entered in favor of Genentech and Celltech and against MedImmune on March 15, 2004 on all antitrust and unfair competition claims. MedImmune filed a notice of appeal of this judgment with the U.S. Court of Appeals for the Federal Circuit. Concurrently, in the District Court litigation, Genentech filed a motion to dismiss all remaining claims in the case. On April 23, 2004, the District Court granted Genentech's motion and dismissed all remaining claims. Final judgment was entered in Genentech's favor on May 3, 2004, thus concluding proceedings in the District Court. MedImmune filed a notice of appeal with the U.S. Court of Appeals for the Federal Circuit. Oral argument of MedImmune's appeal was held on February 10, 2005. Because the appeal process is ongoing, the final outcome of this matter cannot be determined at this time.

On May 13, 2005, a request was filed by a third party for reexamination of the '415 or Cabilly patent. The request sought reexamination on the basis of non-statutory double patenting over U.S. Patent No. 4,816,567. On July 7, 2005, the U.S. Patent Office ordered reexamination of the '415 patent. Because the reexamination process is ongoing, the final outcome of this matter cannot be determined at this time. The '415 patent, which expires in 2018, relates to methods we and others use to make certain antibodies or antibody fragments, as well as cells and DNA used in these methods. We have licensed the '415 patent to other companies and derive substantial royalties from those licenses.

Note 4.	Relationship with Roche and Related Party Transactions

Relationship with Roche

Roche's Ability to Maintain Its Percentage Ownership Interest in Our Stock

We expect from time to time to issue additional shares of common stock in connection with our stock option and stock purchase plans, and we may issue additional shares for other purposes. Our affiliation agreement with Roche provides, among other things, that we establish a stock repurchase program designed to maintain Roche's percentage ownership interest in our common stock. The affiliation agreement provides that we will repurchase a sufficient number of shares pursuant to this program such that, with respect to any issuance of common stock by Genentech in the future, the percentage of Genentech common stock owned by Roche immediately after such issuance will be no lower than Roche's lowest percentage ownership of Genentech common stock at any time after the offering of common stock occurring in July 1999 and prior to the time of such issuance, except that Genentech may issue shares up to an amount that would cause Roche's lowest percentage ownership to be no more than 2% below the "Minimum Percentage." The Minimum Percentage equals the lowest number of shares of Genentech common stock owned by Roche since the July 1999 offering (to be adjusted in the future for dispositions of shares of Genentech common stock by Roche as well as for stock splits or stock combinations) divided by 1,018,388,704 (to be adjusted in the future for stock splits or stock combinations), which is the number of shares of Genentech common stock outstanding at the time of the July 1999 offering, as adjusted for the two-for-one splits of Genentech common stock in November 1999, October 2000 and May 2004. We repurchased shares of our common stock in 2005 and 2004 (see discussion below in "Liquidity and Capital Resources -- Cash Provided by or Used in Financing Activities" in Management's Discussion and Analysis of Financial Condition and Results of Operations in Part I, Item 2 of this Form 10-Q). As long as Roche's percentage ownership is greater than 50%, prior to issuing any shares, the affiliation agreement provides that we will repurchase a sufficient number of shares of our common stock such that, immediately after our issuance of shares, Roche's percentage ownership will be greater than 50%. The affiliation agreement also provides that, upon Roche's request, we will repurchase shares of our common stock to increase Roche's ownership to the Minimum Percentage. In addition, Roche will have a continuing option to buy stock from us at prevailing market prices to maintain its percentage ownership interest. The Minimum Percentage at June 30, 2005 was 57.7% and, under the terms of the affiliation agreement, Roche's lowest ownership percentage is to be 55.7%. At June 30, 2005, Roche's ownership percentage was 55.3%. We expect that future share repurchases under our share repurchase program will increase Roche's ownership percentage.

Related Party Transactions

We enter into transactions with our related parties, Roche and other Roche affiliates (including F. Hoffmann-La Roche (or "Hoffmann-La Roche")) and Novartis Pharma AG (or "Novartis"), in the ordinary course of business. The accounting policies we apply to our transactions with our related parties are consistent with those applied in transactions with independent third-parties and all related party agreements are negotiated on an arm's-length basis.

Hoffmann-La Roche

Under our existing arrangements with Hoffmann-La Roche, including our licensing and marketing agreements, we recognized contract revenue from Hoffmann-La Roche, including amounts earned related to ongoing development activities, of $18.5 million and $23.7 million in the second quarters of 2005 and 2004, respectively, and $35.0 million and $49.6 million in the first six months of 2005 and 2004, respectively. All other revenues from Hoffmann-La Roche and their affiliates, principally royalties and product sales, were $133.7 million and $111.7 million in the second quarters of 2005 and 2004, respectively, and $289.5 million and $210.6 million in the first six months of 2005 and 2004, respectively. Cost of sales included amounts related to Hoffmann-La Roche of $26.5 million and $25.9 million in the second quarters of 2005 and 2004, respectively, and $73.8 million and $48.4 million in the first six months of 2005 and 2004, respectively. Research and development (or "R&D") expenses included amounts related to Hoffmann-La Roche of $35.7 million and $43.5 million in the second quarters of 2005 and 2004, respectively, and $66.7 million and $76.4 million in the first six months of 2005 and 2004, respectively.

Novartis

We understand that the Novartis Group holds approximately 33.3% of the outstanding voting shares of Roche Holding Ltd. As a result of this ownership, the Novartis Group is deemed to have an indirect beneficial ownership interest under FAS 57 "Related Party Disclosures" of more than 10% of Genentech's voting stock.

Under an arrangement with Novartis, a holding company of the Novartis Group, and Tanox, Inc., we currently supply Xolair and receive cost plus a mark-up similar to other supply arrangements. Novartis will be manufacturing all future worldwide bulk supply of Xolair at their Huningue production facility in France, upon U.S. Food and Drug Administration licensure, expected in early 2006. Future production costs of Xolair may initially be higher than those currently reflected in our cost of sales as a result of any production shift from Genentech to Novartis until production economies of scale can be achieved by that manufacturing party.

Contract revenue from Novartis related to manufacturing, commercial and ongoing development activities, was $11.9 million and $10.2 million in the second quarters of 2005 and 2004, respectively, and $21.9 million and $20.9 million in the first six months of 2005 and 2004, respectively. Revenue from Novartis related to product sales was not material in the second quarter and the first six months of 2005 and 2004. Cost of sales was $12.3 million in the second quarter of 2005 and $15.1 million in the first six months of 2005, which included a one-time payment in the second quarter of 2005 related to our release from future manufacturing obligations. Cost of sales was not material in the second quarter and first six months on 2004. R&D expenses include amounts related to Novartis of $5.7 million and $6.0 million in the second quarters of 2005 and 2004, respectively, and $15.4 million and $12.4 million in the first six months of 2005 and 2004, respectively. Collaboration profit sharing expenses were $28.7 million and $14.8 million in the second quarters of 2005 and 2004, respectively, and $52.4 million and $26.6 million in the first six months of 2005 and 2004, respectively.

Note 5.	Manufacturing Plant Acquisition

In June 2005, we acquired Biogen Idec Inc.'s Oceanside, California biologics manufacturing facility (or "Oceanside plant") for $408.1 million in cash plus $9.3 million in closing costs. The purchase price allocation for this purchase is preliminary, pending the receipt of final asset appraisals and the completion of certain other analyses, and is as follows (in millions):

Land and land improvements	$42.2
Building	110.2
Equipment	36.7
Construction in progress	228.3

Total	$417.4

Note 6.	Income Taxes

The effective income tax rate was 26% in the second quarter of 2005 compared to 37% in the second quarter of 2004, and was 32% in the first six months of 2005 compared to 35% in the first six months of 2004. The decrease in the income tax rate from 2004 primarily relates to a one-time benefit of approximately $39.0 million from recognizing additional R&D tax credits resulting from new income tax regulations issued by the U.S. Department of Treasury during the second quarter of 2005.

Note 7.	Subsequent Events

Debt Issuance

On July 18, 2005, we completed a private placement of the following debt instruments:  $500.0 million principal amount of 4.40% Senior Notes due 2010, $1.0 billion principal amount of 4.75% Senior Notes due 2015 and $500.0 million principal amount of 5.25% Senior Notes due 2035. Interest on each series of notes is payable on January 15 and July 15 of each year, beginning on January 15, 2006. The 2010 notes, 2015 notes and 2035 notes are referred to collectively as the "Notes.'' Net proceeds resulting from issuance of the Notes, after debt discount and issuance costs, were approximately $1.99 billion. We intend to use approximately $585.0 million of the net proceeds to repay our obligations under our existing synthetic lease arrangements. We also intend to use part of the proceeds to fund capital expenditures, including modifications plus start-up and validation costs at our recently acquired biologics manufacturing facility in Oceanside, California. We intend to use the balance of the net proceeds for general corporate purposes, which may include working capital requirements, stock repurchases, R&D expenses and acquisitions of or investments in products, technologies, facilities and businesses. Pending the use of the remaining funds in this manner, we intend to invest them in interest-bearing or other yield producing investments. The Notes are unsecured, non-convertible obligations and will rank equally in right of payment with all of our other unsecured unsubordinated indebtedness. The Notes have not been registered under the Securities Act or any state securities laws, however; we have committed to the buyers of such Notes that we will do so within 240 days of July 18, 2005.

Contemporaneous with the issuance of our fixed-rate 5 year Notes due in 2010, we entered into a series of interest rate swaps with a total notional value of $500.0 million.  In these swaps, we pay a floating rate and receive a fixed rate that matches the coupon rate of the 5 year Notes.  The objective of these swaps is to protect a portion of the debt against changes in fair value due to changes in interest rates.

Restricted Cash and Investments

Upon request by COH, on July 16, 2005, we increased the surety bond value by $50.0 million from $650.0 million to $700.0 million.  As part of this arrangement, we have correspondingly increased the pledged amount to secure the bond from $682.0 million to $735.0 million.

Buyout of a Synthetic Lease

On August 1, 2005, we paid $160.0 million to buyout our synthetic lease obligation on a research facility in South San Francisco, California. As a result, we will include the value of this building in our consolidated balance sheet from August 1, 2005 onward and record depreciation expense in accordance with our accounting policies.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Genentech, Inc.

We have reviewed the condensed consolidated balance sheet of Genentech, Inc. as of June 30, 2005, and the related condensed consolidated statements of income for the three-month and six-month periods ended June 30, 2005 and 2004, and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 2005 and 2004. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Genentech, Inc. as of December 31, 2004, and the related consolidated statements of income, stockholders' equity, and cash flows for the year then ended not presented herein and in our report dated February 18, 2005, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2004, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ ERNST & YOUNG LLP

Palo Alto, California
July 8, 2005,
except for Note 7, as to which the date is
August 1, 2005

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

GENENTECH, INC.
FINANCIAL REVIEW

Overview

The Company

Genentech is a leading biotechnology company that discovers, develops, manufactures, and commercializes biotherapeutics for significant unmet medical needs. We manufacture and commercialize multiple biotechnology products directly in the United States (or "U.S.") and also receive royalties from companies that are licensed to market products based on our technology.

Recent Developments

In the second quarter of 2005, our total operating revenues were $1,526.8 million and our net income was $296.2 million. In the first six months of 2005, our total operating revenues were $2,988.5 million and our net income was $580.3 million. For the remainder of 2005, we expect the growth of our business to continue to be driven by sales of our oncology products, Rituxan, Avastin, Herceptin and Tarceva. We also expect sales of our other products, royalties and contract revenues to continue to contribute to the bottom-line.

In the first half of 2005, we announced positive Phase III clinical trials for Avastin, Rituxan and Herceptin, as described more fully under the Product Sales discussions for each of those products below. In addition, on May 23, 2005, we announced that a Phase III trial of our investigational drug Lucentis in patients with minimally classic/occult wet age-related macular degeneration (or "AMD") met its primary efficacy endpoint of increasing the percentage of patients who maintained vision compared to patients receiving a sham control injection.

As part of our efforts to increase manufacturing capacity, in June 2005, we acquired Biogen Idec Inc.'s (or "Biogen Idec") Oceanside, California biologics manufacturing facility (or "Oceanside plant") for $408.1 million in cash plus $9.3 million in closing costs. The 60-acre, 500,000 square-foot Oceanside plant has 90,000 liters of bioreactor capacity. We expect manufacturing of Avastin bulk drug substance at the plant to commence in 2006 with U.S. Food and Drug Administration (or "FDA") licensure anticipated in the first half of 2007. Additionally, in order to increase our internally available manufacturing capacity, in the second quarter of 2005 we entered into agreements with two of our collaborators to cancel and amend certain of our future manufacturing obligations, resulting in payments totaling $41.0 million. For our Porriño, Spain facility, we filed a supplemental Biologics License Application (or "sBLA") on June 30, 2005, for licensure of two 10,000-liter bioreactors at that facility to produce Avastin bulk drug substance for commercial use, and we are planning for licensure by the end of 2005. In the second quarter we also filed a sBLA seeking licensure of Lonza Biologic's (or "Lonza") Portsmouth, New Hampshire manufacturing plant for the production of Rituxan bulk drug substance. Increasing our manufacturing capacity and supply output continues to be a key business challenge for us (see below in "Difficulties or delays in product manufacturing or in obtaining materials from our suppliers could harm our business and/or negatively impact our financial performance" of "Forward-Looking Information and Cautionary Factors That May Affect Future Results").

On July 18, 2005, we completed a private placement of the following debt instruments: $500.0 million principal amount of 4.40% Senior Notes due 2010, $1.0 billion principal amount of 4.75% Senior Notes due 2015 and $500.0 million principal amount of 5.25% Senior Notes due 2035. We received approximately $1.99 billion in net proceeds from this offering, after deducting estimated selling and offering expenses.

Our Strategy

We are in the final year of our 5x5 plan, our current 5-year business plan. We expect to exceed our most important goal of average annual non-GAAP EPS growth. We believe that we are well-positioned to exceed our goal of five significant products/indications in late stage development and have already exceeded our goal of five new products or indications approved through 2005. We expect to have substantive progress against our goal of $500 million in new revenue from alliances and/or acquisitions; however it is uncertain whether we will meet this goal since we have changed our strategic focus to pursue earlier stage opportunities. We do not expect to meet our non-GAAP net income as a percentage of total operating revenues goal, due primarily to the success of Rituxan and the associated profit split with Biogen Idec. Information on our 5x5 plan can be found on our website at http://www.gene.com.

We have a long-term plan (Horizon 2010) and the key elements of Horizon 2010 include:

  aim to become the number one U.S. oncology company (measured by U.S. sales) by 2010;

  position ourselves for continued leadership in our oncology business by bringing five new oncology products or indications for existing products into clinical development and into the market by 2010;

  build a leading immunology business by expanding the fundamental understanding of immune disorders, bringing at least five new immunology products or indications into clinical development, and obtaining FDA approval of at least five new indications or products by 2010;

  increase our leadership in developing biotherapeutics for disorders of tissue growth and repair, with a major focus on angiogenic disorders, and to move at least three new projects into late-stage research or developmental research and three or more new projects into clinical development by 2010; and

  achieve average annual non-GAAP EPS growth rates through 2010 sufficient to be considered a growth company.

Achieving these goals depends on our ability to make and capitalize on advances in basic research, to rapidly complete clinical development while designing high-quality trials, to shape the markets for our products, to increase our manufacturing capabilities and to maintain our unique corporate culture.

Economic and Industry-wide Factors

Our goals and objectives are further challenged by economic and industry-wide factors that affect our business. Some of the most important factors are discussed below:

  Successful development of biotherapeutics is highly difficult and uncertain. Our long-term business growth depends upon our ability to commercialize important new therapeutics to treat unmet medical needs such as cancer. Since the underlying biology of these diseases is not completely understood, it is very challenging to discover and develop safe and effective treatments, and the majority of potential new therapeutics fail to generate the safety and efficacy data required to obtain regulatory approval. In addition, there is tremendous competition in the diseases of interest to us. Our business requires significant investments in research and development (or "R&D") over many years, often for products that fail during the R&D process. In addition, after our products receive FDA approval, they remain subject to ongoing FDA regulation, including changes to the product label, new or revised regulatory requirements for manufacturing practices, written advisement to physicians, or product recalls. We believe that our continued focus on excellent science, compelling biological mechanisms, and designing high quality clinical trials to address significant medical needs positions us well to deliver sustainable growth.

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

  Manufacturing biotherapeutics is difficult and complex, and requires facilities specifically designed and validated to run biotechnology production processes where protein biotherapeutics are involved. The manufacture of a biotherapeutic requires proper formulation of the product involved, executing on and scaling the manufacturing process used for that product, obtaining regulatory approval to manufacture the product, and is subject to changes in regulatory requirements or standards that may require modifications to the involved manufacturing process or to a manufacturing process used by our contract-manufacturers (see below in "Difficulties or delays in product manufacturing or in obtaining materials from our suppliers could harm our business and/or negatively impact our financial performance" of "Forward-Looking Information and Cautionary Factors That May Affect Future Results").

  The Medicare Modernization Act was enacted into law in December 2003. On November 3, 2004, the 2005 Physician Fee Schedule and Hospital Outpatient Prospective Payment System Final Rules were announced and were in-line with our expectations. As Centers for Medicare and Medicaid Services (or "CMS") is our single largest payer, the new rules represent an important area of focus in 2005. We will be monitoring the situation closely and, in 2005, we continue to anticipate minimal impact to our revenues. To date, we have not seen any detectable effects of the new rules on our product sales. On July 1, 2005, CMS released its Interim Final Rule (or "IFR") with comment on the Medicare Part B Competitive Acquisition Program (or "CAP"). The CAP option, required under the Medicare Modernization Act, will be offered to physicians providing services under Part B of Medicare, beginning January 1, 2006. Under the CAP, physicians could choose to either obtain drugs directly from qualified CAP vendors, or continue to purchase drugs directly and be reimbursed by the Medicare program at the Average Selling Price + 6% rate. Although final details of the program will not be made public until later this year, we anticipate that the impact of the program on Genentech will be minimal.

  With respect to follow-on biologics, we believe that current technology cannot prove a follow-on biotechnology product to be safe and effective outside the New Drug Application and Biologics License Application process. We filed a Citizen Petition with the FDA in April 2004 requesting that the agency re-assess its approach to approvals of follow-on biologics and put processes in place to protect trade secrets and confidential commercial data and information from use and disclosure by others. The FDA initiated a public process to discuss the complex scientific issues surrounding follow-on biologics and we participated in the FDA Stakeholder meeting in September 2004. Following this meeting, the FDA and Drug Information Association held a scientific workshop in February 2005, which we hope will be followed by a similar public discussion of the critical legal issues involved with establishing an approval pathway for follow-on biologics.

  Our ability to attract and retain highly qualified and talented people in all areas of the company, and our ability to maintain our unique culture, will be critical to our success over the long-term. In 2004 we experienced a 23% growth in the number of employees to approximately 7,600 employees and we have since grown to approximately 8,300 employees company-wide as of June 30, 2005. This significant growth in employees is challenging to manage and we are working diligently across the company to make sure that we successfully hire, train and integrate new employees into the Genentech culture and environment. Consistent with our desire to maintain and protect our culture, we have made a decision to continue with a broad based stock option program in 2005. We believe our broad-based stock option program is critical to attracting, retaining, and motivating our employees in the marketplace where we compete for talent, and we believe that employee ownership drives commitment to meeting our corporate goals.

Marketed Products

We commercialize in the U.S. the biotechnology products listed below.

Oncology

Rituxan (rituximab) anti-CD20 antibody, which we commercialize with Biogen Idec, is approved for the treatment of patients with relapsed or refractory, low-grade or follicular, CD20-positive, B-cell non-Hodgkin's lymphoma.

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

Tarceva (erlotinib HC1), which we commercialize with OSI Pharmaceuticals, Inc. (or "OSI"), is a small molecule designed to block tumor cell growth by inhibiting the tyrosine kinase activity of HER1/epidermal growth factor receptor (or "EGFR") signaling pathway, approved for the treatment of patients with locally advanced or metastatic non-small cell lung cancer (or "NSCLC") after failure of at least one prior chemotherapy regimen.

Specialty Biotherapeutics

Nutropin (somatropin [rDNA origin] for injection) is a growth hormone approved for the treatment of growth hormone deficiency in children and adults, growth failure associated with chronic renal insufficiency prior to kidney transplantation, short stature associated with Turner syndrome and long-term treatment of idiopathic short stature (or "ISS").

Nutropin AQ (somatropin [rDNA origin] for injection) is a liquid formulation growth hormone approved for the same indications as Nutropin.

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

Xolair (omalizumab) is a humanized anti-IgE antibody, which we commercialize with Novartis in the U.S., approved for the treatment of moderate-to-severe persistent asthma in adults and adolescents.

Raptiva (efalizumab) is a humanized anti-CD11a antibody approved for the treatment of chronic moderate-to-severe plaque psoriasis in adults age 18 or older who are candidates for systemic therapy or phototherapy.

Licensed Products

We receive royalties from F. Hoffmann-La Roche (or "Hoffmann-La Roche") on sales of:

  Herceptin, Pulmozyme, and Avastin outside of the U.S.,

  Rituxan outside of the U.S., excluding Japan, and

  Nutropin products, Activase, Cathflo Activase and TNKase in Canada.

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

Legal Contingencies

We are currently involved in certain legal proceedings as discussed in Note 3, "Leases and Contingencies," in the Notes to Condensed Consolidated Financial Statements of Part I, Item 1 of this Form 10-Q. We assess the likelihood of any adverse judgments or outcomes to these legal matters as well as potential ranges of probable losses. As of June 30, 2005, we have accrued $651.0 million in "litigation-related and other long-term liabilities" in the accompanying condensed consolidated balance sheets, which represents our estimate of the costs for the current resolution of these matters. The nature of these matters is highly uncertain and subject to change; as a result, the amount of our liability for certain of these matters could exceed or be less than the amount of our current estimates, depending on the final outcome of these matters. An outcome of such matters different than previously estimated could materially impact our financial position or our results of operations in any one quarter.

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

  We recognize revenue from royalties based on licensees' sales of our products or technologies. Royalties are recognized as earned in accordance with the contract terms when royalties from licensees can be reliably measured and collectibility is reasonably assured. Royalty estimates are made in advance of amounts collected using historical information and forecasted trends.

  Contract revenue generally includes upfront and continuing licensing fees, manufacturing fees, milestone payments and reimbursements of development and post-marketing costs.

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

Results of Operations
(In millions)

	Three Months Ended June 30,			Six Months Ended June 30,

	2005	2004	% Change*	2005	2004	% Change*

Product sales	$1,274.1	$913.4	39%	$2,460.1	$1,677.1	47%
Royalties	200.3	151.9	32	432.3	305.9	41
Contract revenue	52.4	62.9	(17)	96.1	120.2	(20)

Total operating revenues	1,526.8	1,128.2	35	2,988.5	2,103.2	42

Cost of sales	269.5	186.7	44	520.5	301.2	73
Research and development	278.1	212.9	31	521.4	403.2	29
Marketing, general and administrative	356.6	276.7	29	671.8	523.9	28
Collaboration profit sharing	198.8	145.2	37	375.1	271.7	38
Recurring charges related to redemption	34.5	38.2	(10)	69.0	76.4	(10)
Special items: litigation-related	19.5	13.5	44	30.8	26.8	15

Total costs and expenses	1,157.0	873.2	33	2,188.6	1,603.2	37

Operating margin	369.8	255.0	45	799.9	500.0	60
Other income, net	31.5	15.4	105	47.9	37.7	27

Income before taxes	401.3	270.4	48	847.8	537.7	58
Income tax provision	105.1	99.6	6	267.5	190.3	41

Net income	$296.2	$170.8	73	$580.3	$347.4	67

Operating margin as a % of operating revenues	24%	23%		27%	24%
COS as a % of product sales	21	20		21	18
R&D as a % of operating revenues	18	19		17	19
MG&A as a % of operating revenues	23	25		22	25
NI as a % of operating revenues	19	15		19	17

___________
*	Percentages in this table and throughout our discussion and analysis of financial condition and results of operations may reflect rounding adjustments.

Total Operating Revenues

Total operating revenues increased 35% in the second quarter of 2005 and 42% in the first six months of 2005 from the comparable periods in 2004. This increase was primarily due to higher product sales and royalty income. This increase is further discussed below.

Total Product Sales
(In millions)

	Three Months Ended June 30,			Six Months Ended June 30,

Product Sales	2005	2004	% Change	2005	2004	% Change

Net U.S. Product Sales
Rituxan	$450.3	$390.0	15%	$890.8	$751.8	18%
Avastin	245.7	133.0	85	448.6	171.1	162
Herceptin	152.4	118.0	29	282.0	226.7	24
Tarceva	70.2	-	-	117.8	-	-
Nutropin products	97.1	88.0	10	187.0	172.0	9
Thrombolytics	51.6	50.0	3	102.2	94.3	8
Pulmozyme	46.9	36.5	28	90.9	74.5	22
Xolair	80.4	43.6	84	145.7	73.4	99
Raptiva	21.3	13.4	59	37.9	19.7	92

Total U.S. product sales	1,215.9	872.5	39	2,302.9	1,583.5	45

Net product sales to collaborators	58.2	40.9	42	157.2	93.6	68

Total product sales	$1,274.1	$913.4	39	$2,460.1	$1,677.1	47

Total product sales increased 39% to $1,274.1 million in the second quarter and 47% to $2,460.1 million in the first six months of 2005 from the comparable periods in 2004. Net U.S. sales increased 39% to $1,215.9 million in the second quarter and 45% to $2,302.9 million in the first six months of 2005 from the comparable periods in 2004. These increases in net U.S. sales were due to higher sales across all products, in particular sales of our new product, Tarceva, launched in November 2004, and higher sales of Avastin, Rituxan and Xolair. Net U.S. oncology sales accounted for 76% of net U.S. product sales in the second quarter of 2005 compared to 73% in the second quarter of 2004, and 76% in the first six months of 2005 compared to 73% in the first six months of 2004. Increased U.S. sales volume, including new product shipments, accounted for 90%, or $308.1 million, of the increase in U.S. net product sales in the second quarter of 2005, and 91%, or $644.3 million, of the increase in the first six months of 2005. Changes in net U.S. sales prices across the portfolio accounted for substantially all of the remainder of the increases in U.S. net product sales in the second quarter of 2005 and in the first six months of 2005.

Rituxan

Net U.S. sales of Rituxan increased 15% to $450.3 million in the second quarter and 18% to $890.8 million in the first six months of 2005 from the comparable periods in 2004. Net U.S. sales in the first six months of 2005 included $9.6 million for a reorder to replace a shipment that was destroyed while in transit to a wholesaler in the first quarter of 2005. Net U.S. sales growth was primarily driven by increased sales volumes resulting from greater adoption in the non-Hodgkin's lymphoma (or "NHL") and chronic lymphocytic leukemia (or "CLL") markets, specifically front line indolent NHL, front line CLL, and indolent maintenance, which are all unapproved uses. With respect to indolent maintenance, we are working with the FDA toward a nomenclature that the FDA feels better describes this approach to treating patients with Rituxan. Also contributing to the increase in the second quarter and first six months of 2005 over the comparable periods in 2004, to a lesser extent, was a price increase that was effective on September 9, 2004.

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

While adoption in the main hematological uses of Rituxan may be approaching peak levels, we believe there may be continued growth in the use of Rituxan in the maintenance setting (an unapproved use) in treating NHL. We are in discussions with the FDA on the filing strategy for this indication. Opportunities for long-term Rituxan sales growth lie in other potential new indications, particularly in immunologic diseases such as rheumatoid arthritis.

On April 5, 2005, we, Biogen Idec and Hoffmann-La Roche announced that a Phase III clinical study of Rituxan met its primary endpoint of a greater proportion of Rituxan-treated patients achieving an American College of Rheumatology 20 response at week 24, compared to those patients receiving a placebo. The study included patients with active rheumatoid arthritis who have had an inadequate response or were intolerant to prior treatment with one or more anti-TNF therapies.

Avastin

Net U.S. sales of Avastin increased 85% to $245.7 million in the second quarter and 162% to $448.6 million in the first six months of 2005 from the comparable periods in 2004, mainly driven by increased use in colorectal cancer, which represents approximately 90% of current Avastin use. In both the first-line (our approved indication) and relapsed/refractory (an unapproved indication) settings, Avastin is being combined with a wide range of 5FU-based chemotherapies. While there has been rapid uptake in the colorectal market, there remains potential for increased sales in this indication driven mainly by increased duration of therapy. We also anticipate longer-term growth to be driven by use in potential new indications, including non-small-cell lung and breast cancers. Our market research conducted after the annual meeting of the American Society of Clinical Oncology (or "ASCO") in May 2005, indicates that approximately 10% of patients receiving Avastin in the second quarter of 2005 are outside of metastatic colorectal cancer, compared to approximately 5% in the first quarter of 2005. Adoption has been seen across several tumor types, particularly in metastatic renal cell carcinoma and metastatic NSCLC, which are unapproved uses.

On January 28, 2005, CMS published its final National Coverage Decision which had a positive outcome for Avastin. Specifically, the final decision provides Medicare coverage of drugs used in nine specified clinical trials, seven of which include Avastin. At present, all Medicare carriers and all of our targeted commercial payers are covering Avastin and reimbursement has proceeded as expected.

On March 14, 2005, we and Roche announced that an interim analysis of a Phase III study of Avastin plus paclitaxel and carboplatin chemotherapies in first-line non-squamous, NSCLC met its primary efficacy endpoint of improving overall survival, or a reduction in the risk of death, compared to chemotherapy alone.

On April 14, 2005, we and Roche announced that an interim analysis of a Phase III study of Avastin plus paclitaxel chemotherapy in first-line metastatic breast cancer met its primary efficacy endpoint of showing a statistically significant improvement in progression-free survival, compared to chemotherapy alone.

Herceptin

Net U.S. sales of Herceptin increased 29% to $152.4 million in the second quarter and 24% to $282.0 million in the first six months of 2005 from the comparable periods in 2004. This growth was driven by multiple factors including increased first-line penetration and longer treatment duration for metastatic breast cancer. We also have anecdotal evidence of increased use in the second quarter of 2005 in the adjuvant setting, which is an unapproved use. Also contributing to our increase in the first six months of 2005 and our future sales growth was a price increase that was effective on February 22, 2005. We currently believe there will be limited impact on Herceptin's usage under the new Medicare Act. Additionally, we believe that the opportunity for long-term Herceptin sales growth will be in the adjuvant setting, an unapproved use.

On April 25, 2005, we announced that two Phase III trials of Herceptin were stopped early after a preliminary joint interim analysis in early-stage HER2 positive breast cancer demonstrated an improvement in the primary endpoint of disease-free survival and in the secondary endpoint of overall survival.

Tarceva

Net U.S. sales of Tarceva were $70.2 million in the second quarter and $117.8 million in the first six months of

2005, as compared to $13.3 million in the fourth quarter of 2004. Tarceva was approved by the FDA on November 18, 2004. The increase in net U.S. product sales was driven primarily by rapid growth in patient market share in second-line and third-line NSCLC. Tarceva's share of the oral EGFR market continues to increase. New patient share reached 95 percent in the second quarter of 2005, while total patient share reached 76 percent for the same period. In light of the share levels already achieved and the recent changes to the labeling for Iressa™ (gefitinib), a competing product, we expect that Tarceva's total prescription share of the oral EGFR class will near 100 percent over time. Future sales growth in NSCLC will therefore be driven by gains in penetration within second-line and third-line NSCLC against chemotherapy. Also impacting our product sales was a price increase that was effective on April 5, 2005.

In April 2005, OSI submitted a supplemental New Drug Application (or "sNDA") with the FDA for use of Tarceva plus gemcitabine chemotherapy for the treatment of advanced pancreatic cancer in patients who have not received any previous treatment. OSI received notification from the FDA that Tarceva was granted priority review and we anticipate FDA action by November 2005.

Nutropin Products

Combined net U.S. sales of our Nutropin products increased 10% to $97.1 million in the second quarter and 9% to $187.0 million in the first six months of 2005 from the comparable periods in 2004, primarily as a result of price increases.

On June 28, 2005, the FDA approved Nutropin and Nutropin AQ for the treatment of the long-term treatment of ISS, also called non-growth hormone-deficient short stature.

Thrombolytics

Combined net U.S. sales of our three thrombolytics products, Activase, Cathflo Activase, and TNKase, increased 3% to $51.6 million in the second quarter and 8% to $102.2 million in the first six months of 2005 from the comparable periods in 2004. The increases were primarily driven by growth in our catheter clearance and stroke markets, as well as price increases. Sales of our thrombolytic products used to treat acute myocardial infarction continue to be impacted by the adoption by physicians of mechanical reperfusion strategies; however, the decline in the use of thrombolytics in the acute myocardial infarction market has been offset by growth in our other markets. Our sales in the first six months of 2005 and 2004 were impacted by continued competition from Retavase® (reteplase), a competing product, and its aggressive price discounting.

Pulmozyme

Net U.S. sales of Pulmozyme increased 28% to $46.9 million in the second quarter and 22% to $90.9 million in the first six months of 2005 from the comparable periods in 2004. The increases primarily reflect an increased focus on aggressive treatment of cystic fibrosis early in the course of the disease and a price increase in April 26, 2005.

Xolair

Net U.S. sales of Xolair increased 84% to $80.4 million in the second quarter and 99% to $145.7 million in the first six months of 2005 from the comparable periods in 2004. This overall growth was driven by an increase of our patient and prescriber base.

Raptiva

Net U.S. sales of Raptiva increased 59% to $21.3 million in the second quarter and 92% to $37.9 million in the first six months of 2005 from the comparable periods in 2004. Contributing to the increase in product sales was a price increase that was effective on April 21, 2005.

Sales to Collaborators

Product sales to collaborators, the majority of which were in non-U.S. markets, were $58.2 million in the second quarter and $157.2 million in the first six months of 2005, compared with $40.9 million and $93.6 million for the comparable periods in 2004, respectively. The increases were primarily due to sales of product manufactured under a contract with a third party and sales of Avastin to Hoffman-La Roche.

For the full year 2005, we expect sales to collaborators to increase by approximately 50% relative to sales of $197.7 million in 2004.

Royalties

Royalty revenues increased 32% to $200.3 million in the second quarter and 41% to $432.3 million in the first six months of 2005 from the comparable periods in 2004. The increases were due to higher sales by Hoffmann-La Roche primarily on our Herceptin and Rituxan products, a new license arrangement with ImClone under which we receive royalties on sales of ERBITUX®, and to higher sales by various other licensees on other products. The increase in the first six months included a one-time payment to us in the first quarter of 2005, relating to ERBITUX® sales from the period between launch of the product last year and the signing of the agreement in January 2005. For the full year 2005, we expect royalties to increase by approximately 35% compared to $641.1 million in 2004. See "Related Party Transactions" below for more information on royalties from Hoffmann-La Roche.

Cash flows from royalty income include revenues denominated in foreign currencies. We currently purchase simple foreign currency put option contracts (or "options") and forwards to hedge these foreign royalty cash flows. The terms of these options and forwards are generally one to five years. See also Note 1, "Summary of Significant Accounting Policies -- Derivative Financial Instruments" in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.

Contract Revenues

Contract revenues decreased 17% to $52.4 million in the second quarter and 20% to $96.1 million in the first six months of 2005 from the comparable periods in 2004. The decreases were primarily due to lower contract revenues from our collaborators, including Hoffmann-La Roche. See "Related Party Transactions" below for more information on contract revenue from Hoffmann-La Roche.

Contract revenues vary each quarter and are dependent on a number of factors, including the timing and level of reimbursements from ongoing development efforts, milestones and opt-in payments received, and new contract arrangements. For the full year 2005, we expect contract revenues to decrease by approximately 15% as compared to $231.2 million in 2004.

Cost of Sales

Cost of sales (or "COS") as a percentage of product sales were 21% in the second quarter of 2005 and 20% in the second quarter of 2004. COS as a percentage of product sales were 21% for the first six months of 2005 and 18% for the same period in 2004. These increases were primarily driven by:  (i) one-time charges of $41.0 million in the second quarter of 2005, representing payments to Amgen Inc. and another collaborator to cancel and amend certain future manufacturing obligations, and (ii) higher production costs and inventory reserves. These increases were partially offset by higher sales volume of our higher margin products (primarily Avastin and Rituxan products), prior year charges of $18.8 million related to Nutropin Depot inventory and our decision to discontinue its commercialization, and a provision of $21.3 million related to filling failures for other products. Also contributing to the increase for the six month period, as compared to the prior year, was the impact of lower costs in the first quarter of 2004 related to sales of previously reserved pre-launch products and lower production costs due to manufacturing efficiencies primarily related to Herceptin and Rituxan products.

For the full year 2005, we expect COS to be approximately 19% of net product sales, up from 18% in 2004. We expect continued quarter-to-quarter variability based on product volume and mix changes, acknowledging that there is always potential for an increase in COS if we have unforeseen manufacturing, contract manufacturing, or inventory related issues.

Research and Development

R&D expenses increased 31% to $278.1 million in the second quarter and 29% to $521.4 million in the first six months of 2005 from the comparable periods in 2004. These increases reflect increased activity across our entire product portfolio, including late-stage clinical development of our Lucentis, Rituxan Immunology, Tarceva and Avastin products, ongoing development of various other pipeline products and an increase in new early-stage projects. Also contributing to the increases were post-marketing studies for new and existing indications on Avastin, Rituxan and Tarceva and increased in-licensing activity. R&D as a percentage of revenues was 18% in the second quarter and 17% in the first six months of 2005 as compared to 19% in the comparable periods of 2004, primarily due to higher revenues.

We expect R&D absolute dollar expenses to continue to rise in the second half of 2005 due to continued growth in headcount and outside services to support increased activity in our late-stage clinical trials including the preparation of 9 potential regulatory filings, higher clinical production costs, increased activity on early-stage research projects, and higher expenses related to in-licensing. For the full year 2005, we expect R&D as a percentage of operating revenues to be approximately 20%.

The major components of R&D expenses were as follows (in millions):

	Three Months Ended June 30,			Six Months Ended June 30,

Research and Development	2005	2004	% Change	2005	2004	% Change

Product development	$169.6	$127.5	33%	$315.5	$239.8	32%
Post-marketing studies	40.1	30.4	32	74.5	58.6	27

Total development	209.7	157.9	33	390.0	298.4	31
Research	55.2	48.9	13	105.9	92.3	15
In-licensing	13.2	6.1	116	25.5	12.5	104

Total	$278.1	$212.9	31	$521.4	$403.2	29

Marketing, General and Administrative

Overall marketing, general and administrative (or "MG&A") expenses increased 29% to $356.6 million in the second quarter and 28% to $671.8 million in the first six months of 2005 from the comparable periods in 2004. The increase in 2005 was primarily due to: (i) an increase of $35.0 million in the second quarter and $64.3 million in the first six months of 2005 in commercial activities primarily in support of the launch of Tarceva and increased Avastin marketing costs; (ii) an increase of $14.4 million in the second quarter and $39.2 million in the first six months of 2005, primarily due to increased headcount and promotional costs for other recent product launches, including Xolair and Raptiva, and pre-launch costs associated with pipeline products, including Rituxan Immunology and Lucentis; and (iii) an increase of $27.6 million in the second quarter and $35.5 million in the first six months of 2005 in general corporate expenses to support our continued growth and higher legal costs.

MG&A as a percentage of operating revenues was 23% in the second quarter and 22% for the first six months of 2005 as compared to 25% for both periods in 2004. For the full year 2005, we expect MG&A expenses to be approximately 22-23% of operating revenues.

Collaboration Profit Sharing

Collaboration profit sharing expenses increased 37% to $198.8 million in the second quarter and 38% to $375.1 million in the first six months of 2005 from the comparable periods in 2004 due to higher sales of Rituxan, Xolair and Tarceva and the related profit sharing expenses. For the full year 2005, our collaboration profit sharing expenses are expected to grow as our Rituxan, Xolair and Tarceva sales grow.

Recurring Charges Related to Redemption

We record recurring charges related to the June 1999 redemption of our special common stock and push-down accounting (see discussion below in "Relationship with Roche -- Redemption of Our Special Common Stock"). These charges were $34.5 million in the second quarter of 2005 and $38.2 million in the second quarter of 2004; and $69.0 million in the first six months of 2005 and $76.4 million for the same period in 2004. These charges were comprised of the amortization of Redemption-related other intangible assets in the periods presented.

Special Items: Litigation-Related

We recorded accrued interest and bond costs related to the City of Hope National Medical Center (or "COH") trial judgment of $13.5 million for the second quarters of 2005 and 2004, and $27.0 million for the first six months of 2005 and $26.9 million for the same period in 2004. We expect that we will continue to incur interest charges on the judgment and service fees on the surety bond each quarter through the process of appealing the COH trial results. The amount of cash paid, if any, or the timing of such payment in connection with the COH matter will depend on the outcome of the California Supreme Court's review of the matter; however, we expect that it may take longer than one year to resolve this matter. See Note 3, "Leases and Contingencies," in the Notes to the Condensed Consolidated Financial Statements of Part I, Item 1 of this Form 10-Q for further information regarding our litigation. Also included in this line is a charge in the second quarter of 2005 related to a litigation settlement and amounts received during the first quarter of 2005 for a litigation settlement.

Other Income, Net

	Three Months Ended June 30,			Six Months Ended June 30,

Other Income, Net (in millions)	2005	2004	% Change	2005	2004	% Change

	(In millions)
Gains on sales of biotechnology equity securities and other	$0.5	$0.4	25%	$1.4	$1.1	27%
Write-downs of biotechnology debt, equity securities and other	-	(0.1)	(100)	(3.5)	(0.1)	3,400
Interest income	34.9	16.5	112	56.7	39.5	44
Interest expense	(3.9)	(1.4)	179	(6.7)	(2.8)	139

Total other income, net	$31.5	$15.4	105	$47.9	$37.7	27

Other income, net increased 105% to $31.5 million in the second quarter and 27% to $47.9 million in the first six months of 2005 from the comparable periods in 2004 primarily due to higher investment income as a result of the bond market rally which resulted in market value gains in some of our fixed income investments.

Income Tax Provision

The effective income tax rate was 26% in the second quarter and 32% for first six months of 2005, as compared to 37% in the second quarter and 35% for the first six months of 2004. The decrease in the income tax rate from 2004 primarily relates to a one-time benefit of approximately $39.0 million from recognizing additional R&D tax credits resulting from new income tax regulations issued by the U.S. Department of Treasury during the second quarter of 2005.

We expect the effective tax rate for the remaining quarters in 2005 to be higher than the current quarter, which benefited from the one-time benefit. We anticipate that our annual 2005 effective income tax rate will be approximately 35%. Various factors may have favorable or unfavorable effects on our effective tax rate during the remainder of 2005 and in subsequent years. These factors include, but are not limited to, interpretations of existing tax laws, changes in tax laws and rates, future levels of R&D spending, and changes in overall levels of pretax earnings.

Liquidity and Capital Resources

Liquidity and Capital Resources	June 30, 2005	December 31, 2004

	(In millions)
Cash, cash equivalents, short-term investments and long-term marketable debt and equity securities	$2,911.6	$2,780.4
Net receivable - equity hedge instruments	109.2	21.3

Total cash, cash equivalents, short-term investments, long-term marketable debt and equity securities, and equity hedge instruments	3,020.8	2,801.7

Working capital	2,794.1	2,179.5
Current ratio	3.4:1	2.8:1

Cash, cash equivalents, short-term investments and long-term marketable securities, excluding restricted cash, were approximately $2.9 billion at June 30, 2005, an increase of $131.2 million, or 5%, from December 31, 2004. This increase primarily reflects cash generated from operations, which includes income from investments, and proceeds from activity related to our employee stock plans; partially offset by cash used for capital expenditures, purchase of marketable securities and repurchase of our common stock, and a net decrease in unrealized gains in our biotechnology and investment portfolios. To mitigate the risk of market value fluctuation, certain of our biotechnology equity securities are hedged with zero-cost collars and forward contracts, which are carried at fair value. Cash, cash equivalents, short-term investments, long-term marketable debt and equity securities, net of the equity hedge instruments were approximately $3.0 billion at June 30, 2005, an increase of $219.1 million from December 31, 2004. See Note 1, "Summary of Significant Accounting Policies -- Comprehensive Income," in the Notes to the Condensed Consolidated Financial Statements of Part I, Item 1 of this Form 10-Q for further information regarding activity in our marketable investment portfolio and derivative instruments.

On July 18, 2005, we completed a private placement of $2.0 billion aggregate principal amount of five-year, 10-year and 30-year senior notes pursuant to exemptions from the registration requirements of the Securities Act of 1933 (the "Securities Act"). We intend to use approximately $585.0 million of the net proceeds to repay our obligations under our existing synthetic lease arrangements. We also intend to use part of the proceeds to fund capital expenditures, including modifications plus start-up and validation costs at our recently acquired biologics manufacturing facility in Oceanside, California. We intend to use the balance of the net proceeds for general corporate purposes, which may include working capital requirements, stock repurchases, R&D expenses and acquisitions of or investments in products, technologies, facilities and businesses. Pending the use of the remaining funds in this manner, we intend to invest them in interest-bearing or other yield producing investments.

See "Leases" below for a discussion of our leasing arrangements. See "Our affiliation agreement with Roche Holdings, Inc. (or "Roche") could limit our ability to make acquisitions and could have a material negative impact on our liquidity" below in the "Forward-Looking Information and Cautionary Factors" section and Note 3, "Leases and Contingencies," in the Notes to Condensed Consolidated Financial Statements of Part I, Item 1 of this Form 10-Q for factors that could negatively affect our cash position.

Cash Provided by Operating Activities

Cash provided by operating activities is primarily driven by increases in our net income. However, operating cash flows differ from net income as a result of non-cash charges or differences in the timing of cash flows and earnings recognition. Significant components of cash provided by operating activities are as follows:

Our "accounts receivable -- product sales" was $510.0 million at June 30, 2005, a decrease of $89.1 million from December 31, 2004. The average collection period of our "accounts receivable -- product sales" as measured in days sales outstanding (or "DSO") was 36 days for the second quarter 2005, as compared to 43 days in the second quarter of 2004 and 52 days in the first quarter of 2005. The decline in the accounts receivable balance and the DSO reflect the termination of the extended payment term incentive program in the first quarter of 2005.  The level of accounts receivable with extended dating has declined steadily as customer payments have been received.  The payment of the remaining accounts receivables with extended dating is anticipated in the third quarter of 2005; as a result, we expect our near term DSO to be consistent with our second quarter 2005 DSO of 36 days. For future new product launches, we may offer, for a limited period, extended payment terms to allow customers and doctors purchasing the drug sufficient time to process reimbursements.

On January 12, 2005, we and XOMA Ltd. (or "XOMA") restructured our collaboration agreement related to Raptiva, effective January 1, 2005. Under this restructured agreement, the previous costs and profit sharing arrangement in the U.S. was modified to a royalty arrangement. As a result of restructuring the XOMA collaboration agreement, in the first quarter of 2005 we reclassified the former development loan receivable (approximately $29.2 million) to a prepaid royalty, of which $4.5 million was included in "prepaid expenses" and $24.7 million was included in "other long-term assets" in the accompanying condensed consolidated balance sheets. The prepaid royalty is being amortized to cost of sales associated with the related Raptiva revenues.

Cash Used in Investing Activities

Cash used in investing activities primarily relate to purchases, sales and maturities of investments and capital expenditures. Capital expenditures were $729.8 million during the first six months of 2005 compared to $196.6 million during the first six months of 2004. Capital expenditures in the first six months of 2005 included the purchase of the Oceanside plant for $408.1 million in cash plus $9.3 million in closing costs, ongoing construction of our manufacturing facility in Vacaville, California, the purchase of land, equipment and information systems, and ongoing construction costs in support of our manufacturing and corporate infrastructure needs. We expect to incur additional capital costs at the Oceanside plant over the next 24 months, including modifications, and start-up and validation costs.

We currently anticipate that our capital expenditures for the full year 2005 will be approximately $1.7 billion, which includes the June 2005 purchase of the Oceanside plant and $160.0 million for the buyout of our synthetic lease obligation on a research facility in South San Francisco, California.

Cash Provided by or Used in Financing Activities

Cash provided by or used in financing activities is primarily related to activity under our employee stock plans and our stock repurchase program. We received $465.2 million during the first six months of 2005 and $366.7 million during the first six months of 2004, related to stock option exercises and stock issuances under our employee stock plans. We also used cash for stock repurchases of $160.7 million during the first six months of 2005 and $575.7 million during the first six months of 2004 pursuant to our stock repurchase program approved by our Board of Directors.

As a result of our recently completed debt offering, we plan to extinguish our remaining $425.0 million total lease obligation with respect to our Vacaville manufacturing facility synthetic lease during 2005.

On June 15, 2005, the Board of Directors approved an extension of our stock repurchase program for the repurchase of up to an additional $2.0 billion of our common stock for a total of $4.0 billion through June 30, 2006. The Board also amended the current repurchase program by increasing the maximum number of shares that can be repurchased from 50 million to 80 million shares. Under this stock repurchase program, purchases may be made in the open market or in privately negotiated transactions from time to time at management's discretion. Genentech also may engage in transactions in other Genentech securities in conjunction with the repurchase program, including certain derivative securities. Genentech intends to use the repurchased stock to offset dilution caused by the issuance of shares in connection with Genentech's employee stock plans. Although there are currently no specific plans for the shares that may be purchased under the program, our goals for the program are (i) to make prudent investments of our cash resources; (ii) to allow for an effective mechanism to provide stock for our employee stock plans; and (iii) to address provisions of our affiliation agreement with Roche relating to maintaining Roche's minimum ownership percentage. See below in "Relationship with Roche" for more information on Roche's minimum ownership percentage. We have entered into Rule 10b5-1 trading plans to repurchase shares in the open market during those periods each quarter when trading in our stock is restricted under our insider trading policy. The current trading plan covers approximately 1.5 million shares and will run through December 31, 2005.

Our shares repurchased during the first six months of 2005 were as follows (shares in millions):

	Total Number of Shares Purchased in 2005	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

January 1-31, 2005	1.4	$48.98
February 1-28, 2005	1.3	47.13
March 1-31, 2005	0.5	48.90
April 1-30, 2005	0.1	56.83

Total	3.3	48.46	29.0	51.0

The par value method of accounting is used for common stock repurchases. The excess of the cost of shares acquired over the par value is allocated to additional paid-in capital with the amounts in excess of the estimated original sales price charged to accumulated deficit.

Off-Balance Sheet Arrangements

We have certain contractual arrangements that create risk for Genentech and are not recognized in our condensed consolidated balance sheets, as prescribed by generally accepted accounting principles. Discussed below are those off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operation, liquidity, capital expenditures or capital resources.

Leases

Our existing synthetic leases are discussed in Note 6, "Leases, Commitments and Contingencies" and "Off-Balance Sheet Arrangements" in Management's Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2004 (or "Annual Report"). During the six months ended June 30, 2005, there were no significant changes to our synthetic lease arrangements, or our assessment of those arrangements under the provisions of FIN 46R, a revision of Interpretation 46, as discussed in the Annual Report. See also Note 7, "Subsequent Events -- Buyout of a Synthetic Lease," in the Notes to the Condensed Consolidated Financial Statements of Part I, Item 1 of this Form 10-Q.

In December 2004, we entered into a Master Lease Agreement with Slough SSF, LLC for the lease of property adjacent to our South San Francisco campus. The property will be developed into eight buildings and two parking structures. The lease of the property will take place in two phases pursuant to separate lease agreements for each building as contemplated by the Master Lease Agreement. Phase I building leases will begin throughout 2006 and Phase II building leases may begin as early as 2008. For accounting purposes, due to the nature of our involvement with the construction of the buildings subject to the Master Lease Agreement, we are considered to be the owner of the assets during the construction period through the lease commencement date, even though the funds to construct the building shell and some infrastructure costs are paid by the lessor. As such, in the first six months of 2005, we have capitalized $73.0 million of construction costs in property, plant and equipment, and have also recognized a corresponding amount as a construction financing obligation in "long-term debt" in the accompanying condensed consolidated balance sheets. We expect at the time of completion of the project, if all the buildings and infrastructure were completed by the lessor, our construction asset and related obligation will be in excess of $365.0 million. Our aggregate lease payments as contemplated by the Master Lease Agreement through 2020 (if there is no acceleration or delay in the rent commencement date for the second phase of the buildings) will be approximately $540.1 million.

Contractual Obligations

During the first six months of 2005, there were no significant changes in our payments due under contractual obligations as disclosed in our Annual Report.

On July 18, 2005, we completed a private placement of the following debt instruments: $500.0 million principal amount of 4.40% Senior Notes due 2010, $1.0 billion principal amount of 4.75% Senior Notes due 2015 and $500.0 million principal amount of 5.25% Senior Notes due 2035 (collectively, the "Notes"). The Notes are unsecured, non-convertible obligations and will rank equally in right of payment with all of our other unsecured unsubordinated indebtedness. The Notes have not been registered under the Securities Act or any state securities laws, however, we have committed to the buyers of such Notes that we will do so within 240 days of July 18, 2005.

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

Roche's Ability to Maintain Its Percentage Ownership Interest in Our Stock

We expect from time to time to issue additional shares of common stock in connection with our stock option and stock purchase plans, and we may issue additional shares for other purposes. Our affiliation agreement with Roche provides, among other things, that we establish a stock repurchase program designed to maintain Roche's percentage ownership interest in our common stock. The affiliation agreement provides that we will repurchase a sufficient number of shares pursuant to this program such that, with respect to any issuance of common stock by Genentech in the future, the percentage of Genentech common stock owned by Roche immediately after such issuance will be no lower than Roche's lowest percentage ownership of Genentech common stock at any time after the offering of common stock occurring in July 1999 and prior to the time of such issuance, except that Genentech may issue shares up to an amount that would cause Roche's lowest percentage ownership to be no more than 2% below the "Minimum Percentage." The Minimum Percentage equals the lowest number of shares of Genentech common stock owned by Roche since the July 1999 offering (to be adjusted in the future for dispositions of shares of Genentech common stock by Roche as well as for stock splits or stock combinations) divided by 1,018,388,704 (to be adjusted in the future for stock splits or stock combinations), which is the number of shares of Genentech common stock outstanding at the time of the July 1999 offering, as adjusted for the two-for-one splits of Genentech common stock in November 1999, October 2000 and May 2004. We repurchased shares of our common stock in 2005 and 2004 (see discussion above in "Liquidity and Capital Resources -- Cash Provided by or Used in Financing Activities"). As long as Roche's percentage ownership is greater than 50%, prior to issuing any shares, the affiliation agreement provides that we will repurchase a sufficient number of shares of our common stock such that, immediately after our issuance of shares, Roche's percentage ownership will be greater than 50%. The affiliation agreement also provides that, upon Roche's request, we will repurchase shares of our common stock to increase Roche's ownership to the Minimum

Percentage. In addition, Roche will have a continuing option to buy stock from us at prevailing market prices to maintain its percentage ownership interest. The Minimum Percentage at June 30, 2005 was 57.7% and, under the terms of the affiliation agreement, Roche's lowest ownership percentage is to be 55.7%. At June 30, 2005, Roche's ownership percentage was 55.3%. We expect that future share repurchases under our share repurchase program will increase Roche's ownership percentage.

Related Party Transactions

We enter into transactions with our related parties, Roche and other Roche affiliates (including Hoffmann-La Roche) and Novartis, under existing agreements in the ordinary course of business. The accounting policies we apply to our transactions with our related parties are consistent with those applied in transactions with independent third-parties and all related party agreements are negotiated on an arm's-length basis.

Hoffmann-La Roche

Under our existing arrangements with Hoffmann-La Roche, including our licensing and marketing agreement, we recognized contract revenue from Hoffmann-La Roche, including amounts earned related to ongoing development activities, of $18.5 million in the second quarter of 2005 and $23.7 million in the second quarter of 2004, and $35.0 million in the first six months of 2005 and $49.6 million in the first six months of 2004. All other revenues from Hoffmann-La Roche and their affiliates, principally royalties and product sales, were $133.7 million in the second quarter of 2005 and $111.7 million in the second quarter of 2004, and $289.5 million in the first six months of 2005 and $210.6 million in the first six months of 2004. Cost of sales included amounts related to Hoffmann-La Roche of $26.5 million in the second quarter of 2005 and $25.9 million in the second quarter of 2004, and $73.8 million in the first six months of 2005 and $48.4 million in the first six months of 2004. R&D expenses included amounts related to Hoffmann-La Roche of $35.7 million in the second quarter of 2005 and $43.5 million in the second quarter of 2004, and $66.7 million in the first six months of 2005 and $76.4 million in the first six months of 2004.

Novartis

We understand that the Novartis Group holds approximately 33.3% of the outstanding voting shares of Roche Holding Ltd. As a result of this ownership, the Novartis Group is deemed to have an indirect beneficial ownership interest under FAS 57 "Related Party Disclosures" of more than 10% of Genentech's voting stock.

Under an arrangement with Novartis, a holding company of the Novartis Group, and Tanox, Inc., we currently supply Xolair and receive cost plus a mark-up similar to other supply arrangements. Novartis will be manufacturing all future worldwide bulk supply of Xolair at their Huningue production facility in France, upon FDA licensure, expected in early 2006. Future production costs of Xolair may initially be higher than those currently reflected in our cost of sales as a result of any production shift from Genentech to Novartis until production economies of scale can be achieved by that manufacturing party.

Contract revenue from Novartis related to manufacturing, commercial and ongoing development activities, was $11.9 million in the second quarter of 2005 and $10.2 million in the second quarter of 2004, and $21.9 million in the first six months of 2005 and $20.9 million in the first six months of 2004. Revenue from Novartis related to product sales was not material in the second quarters and the first six months of 2005 and 2004. Cost of sales was $12.3 million in the second quarter of 2005 and $15.1 million in the first six months of 2005, which included a one-time payment in the second quarter of 2005 related to our release from future manufacturing obligations. Cost of sales was not material in the second quarter and first six months on 2004. R&D expenses include amounts related to Novartis of $5.7 million in the second quarter of 2005 and $6.0 million in the second quarter of 2004, and $15.4 million in the first six months of 2005 and $12.4 million in the first six months of 2004. Collaboration profit sharing expenses were $28.7 million in the second quarter of 2005 and $14.8 million in the second quarter of 2004, and $52.4 million in the first six months of 2005 and $26.6 million in the first six months of 2004.

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

General Option Information

Summary of Option Activity
(Shares in thousands)

		Options Outstanding

	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price

December 31, 2003	40,732	96,126	$25.18
Grants	(20,967)	20,967	53.04
Exercises	-	(21,484)	20.81
Cancellations	1,843	(1,843)	29.92
Additional shares reserved(1)	80,000	-	-

December 31, 2004	101,608	93,766	32.32
Grants	(1,645)	1,645	61.08
Exercises	-	(17,580)	24.25
Cancellations	1,324	(1,324)	39.70

June 30, 2005 (Year to date)	101,287	76,507	34.67

___________
(1)	Additional shares have been reserved for issuance under the 2004 Equity Incentive Plan approved by stockholders on April 16, 2004. No awards have been made under this Plan.

In-the-Money and Out-of-the-Money Option Information
(Shares in thousands)

	Exercisable		Unexercisable		Total

As of June 30, 2005	Shares	Wtd. Avg. Exercise Price	Shares	Wtd. Avg. Exercise Price	Shares	Wtd. Avg. Exercise Price

In-the-Money	36,528	$25.70	39,689	$42.58	76,217	$34.49
Out-of-the-Money(1)	-	-	290	81.80	290	81.80

Total Options Outstanding	36,528		39,979		76,507

___________
(1)	Out-of-the-money options are those options with an exercise price equal to or greater than the fair market value of Genentech Common Stock, $80.28, at the close of business on June 30, 2005.

Distribution and Dilutive Effect of Options

Employee and Executive Officer Option Grants

	2005**	2004	2003

Net grants during the year as % of outstanding shares	0.03%	1.82%	1.69%
Grants to Named Executive Officers* during the year as % of outstanding shares	0.00%	0.19%	0.18%
Grants to Named Executive Officers during the year as % of total options granted	0.00%	9.63%	8.54%

___________
*

"Named Executive Officers" refers to our Chief Executive Officer and our four other most highly compensated executive officers as defined under Item 402(a) (3) of Regulation S-K of the federal securities laws.

**	Reflects year to date activity.

Equity Compensation Plan Information

Our stockholders have approved all of our equity compensation plans under which options are outstanding.

******

Our Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements regarding achievement of our 5x5 goals, including growth in non-GAAP EPS, and the number of products/indications in late stage development; our Horizon 2010 goals, including becoming the number one U.S. oncology company by 2010, adding programs into research and clinical development and bringing products/indications to market, building a leading immunology business, increasing our leadership in tissue growth and repair, and achieving non-GAAP growth rates to be considered a growth company; Avastin, Rituxan, Herceptin, Tarceva and Xolair sales growth and growth opportunities, and our ability to deliver sustainable growth; the timeframe of construction or licensure of manufacturing facilities by us or our contract manufacturers, a fill line, and yield improvements; FDA action for Tarceva in pancreatic cancer; the impact of Medicare legislation on sales of our products; and sales to collaborators, royalties, contract revenues, cost of sales, R&D and MG&A expenses, collaboration profit-sharing expenses and capital expenditures. Actual results could differ materially.

For a discussion of the risks and uncertainties associated with achieving our 5x5 and Horizon 2010 goals of adding programs into research and clinical development and bringing products/indications to market, our estimates of our capital expenditures, cost of sales, R&D and MG&A expenses, collaboration profit-sharing expenses, and timeframe of construction or licensure of facilities, a fill line and yield improvements, and FDA action for Tarceva, see "The successful development of biotherapeutics is highly uncertain and requires significant expenditures," "We may be unable to obtain or maintain regulatory approvals for our products," "Difficulties or delays in product manufacturing or in obtaining materials from our suppliers could harm our business and/or negatively impact our financial performance," "Protecting our proprietary rights is difficult and costly," "If there is an adverse outcome in our pending litigation or other legal actions our business may be harmed," and "We may be unable to retain skilled personnel and maintain key relationships" sections of "Forward-Looking Information and Cautionary Factors That May Affect Future Results" below; for our Horizon 2010 goal of becoming number one in U.S. oncology sales and building a leading immunology business, increasing our leadership in tissue growth and repair, Avastin, Rituxan, Herceptin, Tarceva, and Xolair sales growth and growth opportunities, our ability to deliver sustainable growth, and expected revenues from sales to collaborators, see all of the foregoing and "We may be unable to manufacture certain of our products if there is BSE contamination of our bovine source raw material," "We face competition," "Other factors could affect our product sales," "We may incur material product liability costs," "Insurance coverage is increasingly more difficult to obtain or maintain," and "We are subject to environmental and other risks;" for royalties and contract revenues, see "Our royalty and contract revenues could decline;" for the impact of Medicare legislation on our product sales, see "Decreases in third party reimbursement rates may affect our product sales;" for non-GAAP EPS growth, see all of "Forward-Looking Information and Cautionary Factors That May Affect Future Results" below. We disclaim and do not undertake any obligation to update or revise any forward-looking statements in this Form 10-Q.

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

  Failure to receive the necessary regulatory approvals or a delay in receiving such approvals. Among other things, such delays may be caused by slow enrollment in clinical studies, extended length of time to achieve study endpoints, additional time requirements for data analysis or biologic licensing application (or "BLA") preparation, discussions with the U.S. Food and Drug Administration (or "FDA"), an FDA request for additional preclinical or clinical data, or unexpected safety, efficacy or manufacturing issues.

  Difficulties formulating the product, scaling the manufacturing process or in getting approval for manufacturing.

  Manufacturing costs, pricing or reimbursement issues, or other factors that make the product uneconomical.

  The proprietary rights of others and their competing products and technologies that may prevent the product from being developed or commercialized.

Success in preclinical and early clinical trials does not ensure that large-scale clinical trials will be successful. Clinical results are frequently susceptible to varying interpretations that may delay, limit or prevent regulatory approvals. The length of time necessary to complete clinical trials and to submit an application for marketing approval for a final decision by a regulatory authority varies significantly and may be difficult to predict. If our large-scale clinical trials are not successful, we will not recover our substantial investments in the product.

Factors affecting our research and development (or "R&D") productivity and the amount of our R&D expenses include, but are not limited to:

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

  Decisions by F. Hoffmann-La Roche (or "Hoffmann-La Roche") whether to exercise its options to develop and sell our future products in non-U.S. markets and the timing and amount of any related development cost reimbursements.

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

  We participate in a number of collaborative research arrangements. On many of these collaborations, our share of expenses recorded in our financial statements is subject to volatility based on our collaborators' spending activities as well as the mix and timing of activities between the parties.

  We may incur charges associated with expanding our product manufacturing capabilities, as described in "Difficulties or delays in product manufacturing or in obtaining materials from our suppliers could harm our business and/or negatively impact our financial performance" below.

  Future levels of revenue.

We may be unable to obtain or maintain regulatory approvals for our products

We are subject to stringent regulation with respect to product safety and efficacy by various international, federal, state and local authorities. Of particular significance are the FDA's requirements covering R&D, testing, manufacturing, quality control, labeling and promotion of drugs for human use. A biotherapeutic cannot be marketed in the United States (or "U.S.") until it has been approved by the FDA, and then can only be marketed for the indications approved by the FDA. As a result of these requirements, the length of time, the level of expenditures and the laboratory and clinical information required for approval of a New Drug Application or a BLA, are substantial and can require a number of years. In addition, even if our products receive regulatory approval, they remain subject to ongoing FDA regulation, including, for example, changes to the product label, new or revised regulatory requirements for manufacturing practices, written advisements to physicians or a product recall.

We may not obtain necessary regulatory approvals on a timely basis, if at all, for any of the products we are developing or manufacturing or maintain necessary regulatory approvals for our existing products, and all of the following could have a material adverse effect on our business:

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

In addition, the current regulatory framework could change or additional regulations could arise at any stage during our product development or marketing, which may affect our ability to obtain or maintain approval of our products or require us to make significant expenditures to obtain or maintain such approvals.

Difficulties or delays in product manufacturing or in obtaining materials from our suppliers could harm our business and/or negatively impact our financial performance

Manufacturing biotherapeutics is difficult and complex, and requires facilities specifically designed and validated for this purpose. It can take longer than five years to design, construct, validate, and license a new biotech manufacturing facility. We currently produce all of our products and we produce some products for others at our manufacturing facilities located in South San Francisco, California, Vacaville, California, Porriño, Spain, or through various contract-manufacturing arrangements. Problems with any of our or our contractors' manufacturing processes could result in failure to produce adequate product supplies or product defects which could require us to delay shipment of products, recall products previously shipped or be unable to supply products at all. In addition, we may need to record period charges associated with manufacturing or inventory failures or other production-related costs that are not absorbed into inventory or incur costs to secure additional sources of capacity. Furthermore, there are inherent uncertainties associated with forecasting future demand, especially for newly introduced products of ours or of those for whom we produce products, and as a consequence we may have inadequate capacity to meet our own actual demands and/or the actual demands of those for whom we produce product.

In order to maintain adequate supply to keep up with growing demand for our products, we must successfully implement a number of manufacturing capacity enhancement projects on schedule, utilize nearly 100 percent of our production capacity in the next several years and obtain licensure or maintain a state of regulatory compliance at all of our production sites. If we for any reason fail to obtain licensure for our capacity enhancement projects on schedule, fail to operate at or near capacity, fail to maintain a state of regulatory compliance, or if actual demand significantly exceeds our internal forecasts, we may be unable to maintain an adequate supply of our product to meet all demand. Key capacity enhancement projects, which we must successfully implement, include the following: (i) licensure of our Lonza Biologics contract manufacturing facility to produce Rituxan bulk drug substance by late 2005; (ii) licensure of our Porriño, Spain facility to produce Avastin bulk drug substance for commercial use by early 2006; (iii) licensure of Novartis' plant in Huningue, France to product Xolair bulk drug substance by early 2006; (iv) licensure of our Wyeth Pharmaceuticals contract manufacturing facility to produce Herceptin bulk drug substance by the end of 2006; (v) licensure of yield improvement processes for Rituxan by the end of 2006 and for Avastin by early 2007; (vi) licensure of our recently acquired Oceanside, California manufacturing facility during the first half of 2007; (vii) construction, qualification and licensure of our new plant in Vacaville, California by 2009.

In the area of fill/finish, we are undertaking efforts to secure additional licensed filling capacity in order to mitigate the current risk associated with having a single licensed filling facility for many of our products. As part of this effort, we expect to begin constructing a new aseptic fill line in our South San Francisco facility in the third quarter of 2005 and anticipate licensure in 2007. We had equipment malfunctions in early 2004 in our filling facility, and consequently, several product lots were not able to be released and a scheduled facility maintenance shut-down was extended. If we experience another significant malfunction in our filling facility, we could experience a shortfall or stock out of one or more products, which, if it were to continue for a significant period of time, could result in a material adverse effect on our product sales and our business.

Furthermore, certain of our raw materials and supplies required for the production of our principal products or products we make for others are available only through sole source suppliers (the only recognized supplier available to us) or single source suppliers (the only approved supplier for us among other sources), and such raw materials cannot be obtained from other sources without significant delay or at all. If such sole source or single source suppliers were to limit or terminate production or otherwise fail to supply these materials for any reason, such failures could also have a material adverse impact on our products sales and our business.

Any prolonged interruption in the operations of our or our contractors' manufacturing facilities could result in cancellations of shipments, loss of product in the process of being manufactured, or a shortfall or stock-out of available product inventory, any of which could have a material adverse impact on our business. A number of factors could cause prolonged interruptions, including:

  the inability of a supplier to provide raw materials used for manufacture of our products;

  equipment obsolescence, malfunctions or failures;

  product contamination problems;

  damage to a facility, including our warehouses and distribution facility, due to natural disasters, including earthquakes as our South San Francisco, Oceanside and Vacaville facilities are located in areas where earthquakes could occur;

  changes in FDA regulatory requirements or standards that require modifications to our manufacturing processes;

  action by the FDA or by us that results in the halting or slowdown of production of one or more of our products or products we make for others due to regulatory issues;

  a contract manufacturer going out of business or failing to produce product as contractually required;

  other similar factors.

Because our manufacturing processes and those of our contractors are highly complex and are subject to a lengthy FDA approval process, alternative qualified production capacity may not be available on a timely basis or at all. Difficulties or delays in our or our contractors' manufacturing and supply of existing or new products could increase our costs, cause us to lose revenue or market share, damage our reputation and could result in a material adverse effect on our product sales, financial condition and results of operations.

We may be unable to manufacture certain of our products if there is BSE contamination of our bovine source raw material

Most biotechnology companies, including Genentech, have historically used bovine source raw materials to support cell growth in cell production processes. Bovine source raw materials from within or outside the U.S. are increasingly subject to greater public and regulatory scrutiny because of the perceived risk of contamination with bovine spongiform encephalopathy (or "BSE"). Should BSE contamination occur during the manufacture of any of our products that require the use of bovine source raw materials, it would negatively impact our ability to manufacture those products for an indefinite period of time (or at least until an alternative process is approved), negatively affect our reputation and could result in a material adverse effect on our product sales, financial condition and results of operations.

Decreases in third party reimbursement rates may affect our product sales, results of operations and financial condition

Sales of our products will depend significantly on the extent to which reimbursement for the cost of our products and related treatments will be available from government health administration authorities, private health insurers and other organizations. Third party payers and governmental health administration authorities are increasingly attempting to limit and/or regulate the price of medical products and services, especially branded prescription drugs. For example, the Medicare Prescription Drug Improvement and Modernization Act, enacted in December 2003 (or "Medicare Act"), provides for, among other things, a reduction in the Medicare reimbursement rates for many drugs, including our oncology products. The Medicare Act as well as other changes in government legislation or regulation or in private third-party payers' policies toward reimbursement for our products may reduce or eliminate reimbursement of our products' costs to physicians. Decreases in third-party reimbursement for our products could reduce physician usage of the product and have a material adverse effect on our product sales, results of operations and financial condition.

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

The presence of patents or other proprietary rights belonging to other parties may lead to our termination of the R&D of a particular product, a loss of our entire investment in the product and subject us to infringement claims.

If there is an adverse outcome in our pending litigation or other legal actions our business may be harmed

Litigation to which we are currently or have been subjected relates to, among other things, our patent and other intellectual property rights, licensing arrangements with other persons, product liability and financing activities. We cannot predict with certainty the eventual outcome of pending litigation, which may include an injunction against the manufacture or sale of a product or potential product or a judgment with significant monetary award, including the possibility of punitive damages, or a judgment that certain of our patent or other intellectual property rights are invalid or unenforceable. Furthermore, we may have to incur substantial expense in defending these lawsuits and these lawsuits could divert management's attention from ongoing business concerns.

Our activities relating to the sale and marketing of our products are subject to regulation under the Federal Food, Drug and Cosmetic Act and other federal statutes, including those relating to government program fraud and abuse. Violations of these laws may be punishable by criminal and/or civil sanctions, including fines and civil monetary penalties, as well as the possibility of exclusion from federal health care programs (including Medicare and Medicaid). In 1999 we agreed to pay $50 million to settle a federal investigation relating to our past clinical, sales and marketing activities associated with human growth hormone. We are currently being investigated by the Department of Justice with respect to our promotional practices of Rituxan, and may in the future be investigated for our promotional practices relating to any of our products. If the government were to bring charges against or convict us of violating these laws, or if we were subject to third party litigation relating to the same promotional practices, there could be a material adverse effect on our business, including our financial condition and results of operations.

We may be unable to retain skilled personnel and maintain key relationships

The success of our business depends, in large part, on our continued ability to (i) attract and retain highly qualified management, scientific, manufacturing and sales and marketing personnel, (ii) successfully integrate large number of new employees into our corporate culture, and (iii) develop and maintain important relationships with leading research and medical institutions and key distributors. Competition for these types of personnel and relationships is intense.

Roche has the right to maintain its percentage ownership interest in our common stock. Our affiliation agreement with Roche provides that, among other things, we will establish a stock repurchase program designed to maintain Roche's percentage ownership in our common stock if we issue or sell any shares. In addition, changes in stock option accounting rules which will require us to recognize all stock-based compensation costs as expenses could adversely effect the number of shares management and our board of directors choose to grant under our stock option plans. We therefore cannot assure you that we will be able to attract or retain skilled personnel or maintain key relationships or that the costs of retaining such personnel or maintaining such relationships will not materially increase.

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

Raptiva competes with established therapies for moderate-to-severe psoriasis including oral systemics such as methotrexate and cyclosporin, as well as ultraviolet light therapies. In addition, Raptiva competes with FDA-approved biologic agents Amevive® and ENBREL®, which are marketed by Biogen Idec and Amgen Inc., respectively.

Avastin may compete with ImClone/Bristol-Myers Squibb's ERBITUX®; an EGFR-inhibitor approved for the treatment of irinotecan refractory or intolerant metastatic colorectal cancer patients. We are also aware of products in development at other biotechnology or pharmaceutical companies that, if successful in clinical trials, may compete with Avastin for the indication for which we have approval or for indications for which we are seeking, or may seek, approval.

Tarceva faces competition from new and established chemotherapy regimens. Specifically, Tarceva competes with the chemotherapeutic products Taxotere® and Alimta®, both of which are indicated for the treatment of relapsed non-small cell lung cancer.

In addition to the commercial products listed above, there are numerous products in development at other biotech and pharmaceutical company that, if successful in clinical trials, may compete with our products.

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

Any of these factors could have a material adverse effect on our sales and results of operations.

Our results of operations are affected by our royalty and contract revenues

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

Insurance coverage is increasingly more difficult and costly to obtain or maintain

While we currently have insurance for our business, property and our products first- and third-party insurance is increasingly more costly and narrower in scope, and we may be required to assume more risk in the future or make significant expenditures to maintain our current levels of insurance. If we are subject to third-party claims or suffer a loss or damage in excess of our insurance coverage, we may be required to share that risk in excess of our insurance limits. Furthermore, any first- or third-party claims made on our insurance policy may impact our ability to obtain or maintain insurance coverage at reasonable costs or at all in the future.

We are subject to environmental and other risks

We use certain hazardous materials in connection with our research and manufacturing activities. In the event such hazardous materials are stored, handled or released into the environment in violation of law or any permit, we could be subject to loss of our permits, government fines or penalties and/or other adverse governmental or private actions. The levy of a substantial fine or penalty, the payment of significant environmental remediation costs or the loss of a permit or other authorization to operate or engage in our ordinary course of business could materially adversely affect our business.

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

Our integration of new information systems could disrupt our internal operations, which could harm our revenues and increase our expenses

Portions of our information technology infrastructure may experience interruptions, delays or cessations of service or produce errors. As part of our Enterprise Resource Planning efforts, we are in the process of implementing new general ledger, financial reporting, order management, procurement and data warehouse systems to replace our current systems, but we may not be successful in implementing the new systems, and transitioning data and other aspects of the process could be expensive, time consuming, disruptive and resource intensive. Any disruptions that may occur in the implementation of new systems or any future systems could adversely affect our ability to report in an accurate and timely manner the results of our consolidated operations, our financial position and cash flows. Disruptions to these systems also could adversely impact our ability to fulfill orders and interrupt other operational processes. Delayed sales, lower margins or lost customers resulting from these disruptions could adversely affect our financial results.

Our stock price, like that of many biotechnology companies, is highly volatile

The market prices for securities of biotechnology companies in general have been highly volatile and may continue to be highly volatile in the future. In addition, the market price of our common stock has been and may continue to be highly volatile.

In addition, the following factors may have a significant impact on the market price of our common stock.

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

  Period to period fluctuations in our financial results.

Our affiliation agreement with Roche Holdings, Inc. (or "Roche") could adversely affect our cash position

Our affiliation agreement with Roche provides that we establish a stock repurchase program designed to maintain Roche's percentage ownership interest in our common stock based on an established Minimum Percentage. For more information on our stock repurchase program, see discussion above in "Liquidity and Capital Resources -- Cash Provided by or Used in Financing Activities." See Note 4, "Relationship with Roche and Related Party Transactions," in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for information regarding the Minimum Percentage.

While the dollar amounts associated with future stock repurchase programs cannot currently be determined, future stock repurchases could have a material adverse impact on our liquidity, credit rating and ability to access additional capital in the financial markets, and may have the effect of limiting our ability to use our capital stock as consideration for acquisitions.

Future sales of our common stock by Roche could cause the price of our common stock to decline

As of June 30, 2005, Roche owned 587,189,380 shares of our common stock or 55.3% of our outstanding shares. All of our shares owned by Roche are eligible for sale in the public market subject to compliance with the applicable securities laws. We have agreed that, upon Roche's request, we will file one or more registration statements under the Securities Act in order to permit Roche to offer and sell shares of our common stock. Sales of a substantial number of shares of our common stock by Roche in the public market could adversely affect the market price of our common stock.

Roche Holdings, Inc., our controlling stockholder, may have interests that are adverse to other stockholders

Roche as our majority stockholder controls the outcome of most actions requiring the approval of our stockholders. Our bylaws provide, among other things, that the composition of our board of directors shall consist of at least three directors designated by Roche, three independent directors nominated by the nominating committee and one Genentech executive officer nominated by the nominating committee. Currently, three of our directors, Mr. William Burns, Dr. Erich Hunziker and Dr. Jonathan K.C. Knowles, also serve as officers and employees of Roche Holding Ltd and its affiliates. As long as Roche owns in excess of 50% of our common stock, Roche directors will comprise two of the three members of the nominating committee. However, at any time until Roche owns less than 5% of our stock, Roche will have the right to obtain proportional representation on our board. We cannot assure you that Roche will not seek to influence our business operations in a manner that is contrary to our goals or strategies.

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

  Require us to establish a stock repurchase program designed to maintain Roche's percentage ownership interest in our common stock based on an established Minimum Percentage. For information regarding Minimum Percentage, see Note 4, "Relationship with Roche and Related Party Transactions," in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for a discussion of our relationship with Roche and Roche's ability to maintain its percentage ownership interesting our stock. For more information on our stock repurchase program, see discussion above in "Liquidity and Capital Resources -- Cash Provided by or Used in Financing Activities."

These provisions may have the effect of limiting our ability to make acquisitions and while the dollar amounts associated with our future stock repurchases cannot currently be estimated, stock repurchases could have a material adverse impact on our liquidity, credit rating and ability to access additional capital in the financial markets.

Our stockholders may be unable to prevent transactions that are favorable to Roche but adverse to us

Our certificate of incorporation includes provisions relating to the following matters:

  Competition by Roche affiliates with us.

  Offering of corporate opportunities.

  Transactions with interested parties.

  Intercompany agreements.

  Provisions limiting the liability of specified employees

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

Potential conflicts of interest could limit our ability to act on opportunities that are favorable to us but adverse to Roche

Persons who are directors and/or officers of Genentech and who are also directors and/or officers of Roche may decline to take action in a manner that might be favorable to us but adverse to Roche. Three of our directors currently serve as officers and employees of Roche Holding Ltd and its affiliates.

Our effective tax rate may vary significantly

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

Recent accounting pronouncements may impact our future financial position and results of operations

Under Financial Accounting Standards Board (or "FASB") Interpretation No. 46R (or "FIN 46R"), a revision to Interpretation 46, "Consolidation of Variable Interest Entities," we are required to assess new business development collaborations as well as to reassess, upon certain events, some of which are outside our control, the accounting treatment of our existing business development collaborations based on the nature and extent of our variable interests in the entities as well as the extent of our ability to exercise influence in the entities with which we have such collaborations. Our continuing compliance with FIN 46R may result in our consolidation of companies or related entities with which we have a collaborative arrangement and this may have a material impact on our financial condition and/or results of operations in future periods.

There may be potential new accounting pronouncements or regulatory rulings, which may have an impact on our future financial position and results of operations. In December 2004, the FASB issued a revision of Statement of Financial Accounting Standards (or "FAS") No. 123, "Accounting for Stock-Based Compensation." The revision is referred to as "FAS 123R -- Share-Based Payment", which supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and will require companies to recognize compensation expense, using a fair-value based method, for costs related to share-based payments including stock options and stock issued under our employee stock plans. We expect to adopt FAS 123R using the modified prospective basis on January 1, 2006. We expect that our adoption of FAS 123R will result in compensation expense comparable, before the effect of capitalization of manufacturing related compensation expenses, to those disclosed in Note 1, "Summary of Significant Accounting Policies -- Accounting for Stock-Based Compensation," in the Notes to Condensed Consolidated Financial Statements of Part I, Item 1 of our Form 10-Q. We are currently evaluating option valuation methodologies and assumptions in light of FAS 123R; the methodologies and assumptions we ultimately use to adopt FAS 123R may be different than those currently used as discussed in Note 1, "Summary of Significant Accounting Policies -- Accounting for Stock-Based Compensation," in the Notes to Condensed Consolidated Financial Statements of Part I, Item 1 of our Form 10-Q. We currently expect that our adoption of FAS 123R will have a material impact on our consolidated results of operations.

To pay our indebtedness will require a significant amount of cash and may adversely affect our operations and financial results

Our ability to make payments on and to refinance our indebtedness, including our long-term debt obligations, and to fund planned capital expenditures, R&D, as well as stock repurchases and expansion efforts will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are and will remain beyond our control. Additionally, our indebtedness may increase our vulnerability to general adverse economic and industry conditions, require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, which would reduce the availability of our cash flow to fund working capital, capital expenditures, R&D, expansion efforts and other general corporate purposes, and limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Our market risks at June 30, 2005 have not changed significantly from those discussed in Item 7A of our Form 10-K for the year ended December 31, 2004 on file with the Securities and Exchange Commission. See also Note 1, "Summary of Significant Accounting Policies -- Derivative Financial Instruments" section in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

In connection with the Chiron patent infringement lawsuit and interference proceedings relating to United States (or "U.S.") Patent No. 6,054,561, on June 1, 2005, we and Chiron agreed to a settlement of both these interference proceedings and the lawsuit. All pending claims in the lawsuit were dismissed with prejudice, and Chiron has abandoned the contest in the redeclared interferences. The settlement resolves and ends all the patent infringement claims in the lawsuit. The outcome of the interference with respect to our patents and patent applications cannot be determined at this time.

On May 13, 2005, a request was filed by a third party for reexamination of the '415 or Cabilly patent. The request sought reexamination on the basis of non-statutory double patenting over U.S. Patent No. 4,816,567. On July 7, 2005, the U.S. Patent Office ordered reexamination of the '415 patent. Because the reexamination process is ongoing, the final outcome of this matter cannot be determined at this time. The '415 patent, which expires in 2018, relates to methods we and others use to make certain antibodies or antibody fragments, as well as cells and DNA used in these methods. We have licensed the '415 patent to other companies and derive substantial royalties from those licenses.

See also Note 3, "Leases and Contingencies," in the Notes to Condensed Consolidated Financial Statements of Part I, Item 1 of this Form 10-Q.

See also Item 3 of our report on Form 10-K for the year ended December 31, 2004, and Part II, Item 1 of our report on Form 10-Q for the quarter ended March 31, 2005.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On June 15, 2005, the Board of Directors approved an extension of our stock repurchase program for the repurchase of up to an additional $2.0 billion of our common stock for a total of $4.0 billion through June 30, 2006. The Board also amended the current repurchase program by increasing the maximum number of shares that can be repurchased from 50 million to 80 million shares. Under this stock repurchase program, purchases may be made in the open market or in privately negotiated transactions from time to time at management's discretion. Genentech also may engage in transactions in other Genentech securities in conjunction with the repurchase program, including certain derivative securities. Genentech intends to use the repurchased stock to offset dilution caused by the issuance of shares in connection with Genentech's employee stock plans. Although there are currently no specific plans for the shares that may be purchased under the program, our goals for the program are (i) to make prudent investments of our cash resources; (ii) to allow for an effective mechanism to provide stock for our employee stock plans; and (iii) to address provisions of our affiliation agreement with Roche relating to maintaining Roche's minimum ownership percentage. See above in "Relationship with Roche" for more information on Roche's minimum ownership percentage. We have entered into Rule 10b5-1 trading plans to repurchase shares in the open market during those periods each quarter when trading in our stock is restricted under our insider trading policy. The current trading plan covers approximately 1.5 million shares and will run through December 31, 2005.

Our shares repurchased for the three months ended June 30, 2005 were as follows (shares in millions):

	Total Number of Shares Purchased in 2005	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

April 1-30, 2005	0.1	$56.83
May 1-31, 2005	-	-
June 1-30, 2005	-	-

Total	0.1	56.83	29.0	51.0

The par value method of accounting is used for common stock repurchases. The excess of the cost of shares acquired over the par value is allocated to additional paid-in capital with the amounts in excess of the estimated original sales price charged to accumulated deficit.

Item 4.  Submission of Matters to a Vote of Security Holders

At Genentech's Annual Meeting of Stockholders held on April 14, 2005, two matters were voted upon. A description of each matter and a tabulation of the votes for each of the matters follows:
1.	To elect six director nominees to hold office until the 2006 Annual Meeting of Stockholders or until their successors are duly elected and qualified:

	Votes

Nominee	For	Withheld

Herbert W. Boyer, Ph.D.	888,986,813	116,574,155
William M. Burns	889,053,464	116,507,504
Erich Hunziker, Ph.D.	887,880,218	117,680,750
Jonathan K.C. Knowles, Ph.D.	887,958,614	117,602,354
Arthur D. Levinson, Ph.D.	911,755,385	93,805,583
Charles A. Sanders, M.D.	971,312,485	34,248,483

2.	To ratify Ernst & Young LLP as our independent auditor for 2005.

Votes

For	Against	Abstain

997,406,006	7,114,559	1,040,403

Item 6.  Exhibits
(i)	10.29*	Purchase and Sale Agreement and Joint Escrow Instruction, dated as of June 16, 2005, between Genentech and Biogen Idec Inc.

(ii)	15.1	Letter regarding Unaudited Interim Financial Information.

(iii)	31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

(iv)	31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

(v)	32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

___________
*

Pursuant to a request for confidential treatment, portions of this Exhibit have been redacted from the publicly filed document and have been furnished separately to the Securities and Exchange Commission as required by Rule 24b-2 under the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENENTECH, INC.
Date:	August 2, 2005	/s/ARTHUR D. LEVINSON

Arthur D. Levinson, Ph.D. Chairman and Chief Executive Officer

Date:	August 2, 2005	/s/DAVID A. EBERSMAN

David A. Ebersman Senior Vice President and Chief Financial Officer

Date:	August 2, 2005	/s/JOHN M. WHITING

John M. Whiting Vice President, Controller and Chief Accounting Officer