Form 10-Q
period 2005-09-30
GENENTECH INC
filed 2005-11-04
CIK 318771

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________

FORM 10-Q

________________________

(Mark One)
[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

or

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes [x]  No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [   ]  No [x]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Number of Shares Outstanding
Common Stock $0.02 par value	1,054,512,414 Outstanding at October 25, 2005

GENENTECH, INC.
TABLE OF CONTENTS

In this report, "Genentech," "we," "us" and "our" refer to Genentech, Inc. "Common Stock" refers to Genentech's common stock, par value $0.02 per share, "Special Common Stock" refers to Genentech's callable putable common stock, par value $0.02 per share, all of which was redeemed by Roche Holdings, Inc. on June 30, 1999.

We own or have rights to various copyrights, trademarks and trade names used in our business including the following:  Activase® (alteplase, recombinant) tissue-plasminogen activator; Avastin® (bevacizumab) anti-VEGF antibody; Cathflo® Activase® (alteplase for catheter clearance); Herceptin® (trastuzumab) anti-HER2 antibody; Lucentis™ (ranibizumab, rhuFab V2) anti-VEGF antibody fragment; Nutropin® (somatropin (rDNA origin) for injection) growth hormone; Nutropin AQ® and Nutropin AQ Pen® (somatropin (rDNA origin) for injection) liquid formulation growth hormone; Nutropin Depot® (somatropin (rDNA origin) for injectable suspension) encapsulated sustained-release growth hormone; Omnitarg™ (pertuzumab) HER dimerization inhibitor; Protropin® (somatrem for injection) growth hormone; Pulmozyme® (dornase alfa, recombinant) inhalation solution; Raptiva® (efalizumab) anti-CD11a antibody; and TNKase™ (tenecteplase) single-bolus thrombolytic agent. Rituxan® (rituximab) anti-CD20 antibody is a registered trademark of Biogen Idec Inc.; Tarceva® (erlotinib HC1) is a registered trademark of OSI Pharmaceuticals, Inc.; and Xolair® (omalizumab) anti-IgE antibody is a trademark of Novartis AG. This report also includes other trademarks, service marks and trade names of other companies.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

GENENTECH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2005	2004	2005	2004

Operating revenues
Product sales (including amounts from related parties: three months - 2005-$57,841 2004-$23,855; nine months - 2005-$140,195; 2004-$79,347)	$1,450,979	$1,005,511	$3,911,095	$2,682,577
Royalties (including amounts from related party: three months - 2005-$123,327; 2004-$83,099; nine months - 2005-$335,585; 2004-$238,468)	237,777	153,942	670,014	459,899
Contract revenue (including amounts from related parties: three months - 2005-$36,850; 2004-$15,271; nine months - 2005-$93,735; 2004-$85,783)	63,066	43,191	159,170	163,381

Total operating revenues	1,751,822	1,202,644	4,740,279	3,305,857
Costs and expenses
Cost of sales (including amounts for related parties: three months - 2005-$44,802; 2004-$22,529; nine months - 2005-$133,658; 2004-$71,194)	230,127	165,990	750,649	467,153
Research and development (including amounts for related parties: three months - 2005-$54,984; 2004-$36,870; nine months - 2005-$142,839; 2004-$131,444) (including contract related: three months - 2005-$47,207; 2004-$18,673; nine months - 2005-$110,918; 2004-$90,168)	328,850	234,086	850,215	637,317
Marketing, general and administrative	349,323	264,648	1,021,174	788,616
Collaboration profit sharing (including amounts for related party: three months - 2005-$40,893; 2004-$21,560; nine months - 2005-$93,268; 2004-$48,209)	219,591	151,894	594,666	423,546
Recurring charges related to redemption	27,191	34,534	96,155	110,952
Special items: litigation-related	13,507	13,419	44,291	40,276

Total costs and expenses	1,168,589	864,571	3,357,150	2,467,860

Operating income	583,233	338,073	1,383,129	837,997

Other income, net	22,391	23,510	70,290	61,274

Income before taxes	605,624	361,583	1,453,419	899,271
Income tax provision	246,211	130,709	513,666	321,040

Net income	$359,413	$230,874	$939,753	$578,231

Earnings per share
Basic	$0.34	$0.22	$0.89	$0.55

Diluted	$0.33	$0.21	$0.87	$0.53

Weighted-average shares used to compute earnings per share:
Basic	1,060,539	1,055,140	1,055,028	1,057,006

Diluted	1,086,964	1,077,093	1,080,921	1,082,081

See Notes to Condensed Consolidated Financial Statements

GENENTECH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,

	2005	2004

Cash flows from operating activities
Net income	$939,753	$578,231
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	275,632	259,583
Deferred income taxes	(67,320)	(60,325)
Deferred revenue	(33,067)	(6,250)
Litigation-related liabilities	38,568	38,568
Tax benefit from employee stock options	480,390	274,918
Net gain on sales of securities available-for-sale and other, net	(4,070)	(11,736)
Write-down of securities available-for-sale	5,406	12,033
Changes in assets and liabilities:
Receivables, prepaid expenses, and other current assets	(76,422)	(282,518)
Inventories	(31,046)	(90,280)
Investments in trading securities	(12,523)	(38,021)
Accounts payable, other accrued liabilities, and other long-term liabilities	131,966	177,854

Net cash provided by operating activities	1,647,267	852,057

Cash flows from investing activities
Purchases of securities available-for-sale	(693,666)	(825,950)
Proceeds from sales and maturities of securities available-for-sale	574,637	772,058
Capital expenditures	(1,106,930)	(418,214)
Change in other assets	(23,235)	(33,674)
Transfer to restricted cash	(53,000)	4,600

Net cash used in investing activities	(1,302,194)	(501,180)

Cash flows from financing activities
Stock issuances	633,685	421,093
Stock repurchases	(1,090,008)	(821,354)
Repayment of long-term debt and noncontrolling interests	(425,000)	-
Proceeds from issuance of long-term debt	1,987,955	-

Net cash provided by (used in) financing activities	1,106,632	(400,261)

Net increase (decrease) in cash and cash equivalents	1,451,705	(49,384)
Cash and cash equivalents at beginning of period	270,123	372,152

Cash and cash equivalents at end of period	$1,721,828	$322,768

Supplemental disclosure of cash flow information
Non-cash investing and financing activities
Capitalization of construction in progress related to financing lease transaction	$93,831	$-
Exchange of XOMA note receivable for a prepaid royalty and other long-term asset	29,205	-

See Notes to Condensed Consolidated Financial Statements.

GENENTECH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	September 30, 2005	December 31, 2004

Assets
Current assets
Cash and cash equivalents	$1,721,828	$270,123
Short-term investments	1,183,715	1,394,982
Accounts receivable -- product sales (net of allowances: 2005-$68,668; 2004-$59,366; including amounts from related parties: 2005-$21,887; 2004-$11,237)	509,465	599,052
Accounts receivable -- royalties (including amounts from related party: 2005-$147,151; 2004-$119,080)	264,179	217,482
Accounts receivable -- other (net of allowances: 2005-$2,132; 2004-$2,191; including amounts from related parties: 2005-$109,909; 2004-$68,594)	189,341	143,421
Inventories	621,389	590,343
Prepaid expenses	109,157	45,864
Other current assets	195,505	164,073

Total current assets	4,794,579	3,425,340
Long-term marketable debt and equity securities	1,242,866	1,115,327
Property, plant and equipment, net	3,128,089	2,091,404
Goodwill	1,315,019	1,315,019
Other intangible assets	587,911	668,391
Restricted cash and investments	735,000	682,000
Other long-term assets	295,842	105,914

Total assets	$12,099,306	$9,403,395

Liabilities and stockholders' equity
Current liabilities
Accounts payable	$193,321	$104,832
Taxes payable	34,478	151,406
Deferred revenue	44,586	45,989
Other accrued liabilities (including amounts to related parties: 2005-$140,562; 2004-$108,416)	1,082,553	935,803

Total current liabilities	1,354,938	1,238,030
Long-term debt	2,087,538	412,250
Deferred revenue	236,142	267,805
Litigation-related and other long-term liabilities	697,430	703,120

Total liabilities	4,376,048	2,621,205

Commitments and contingencies
Stockholders' equity
Preferred stock	-	-
Common stock	21,163	20,943
Additional paid-in capital	9,012,338	8,002,754
Accumulated other comprehensive income	259,146	290,948
Accumulated deficit, since June 30, 1999	(1,569,389)	(1,532,455)

Total stockholders' equity	7,723,258	6,782,190

Total liabilities and stockholders' equity	$12,099,306	$9,403,395

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

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Genentech and all subsidiaries. As of December 31, 2004, Genentech also consolidated a variable interest entity in which Genentech was the primary beneficiary pursuant to Financial Accounting Standards Board (or "FASB") Interpretation No. 46 (or "FIN 46") "Consolidation of Variable Interest Entities," as amended, and recorded a noncontrolling interest in "litigation-related and other long-term liabilities" in the accompanying condensed consolidated balance sheet at December 31, 2004. As discussed below in Note 3, "Leases and Contingencies", during the third quarter of 2005, we paid $425.0 million to extinguish the debt and the noncontrolling interests related to a synthetic lease obligation on our manufacturing plant in Vacaville, California, and no longer consolidate this entity. Material intercompany accounts and transactions have been eliminated.

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

Recent Accounting Pronouncements

In December 2004, the FASB issued a revision of Statement of Financial Accounting Standards (or "FAS") No. 123, "Accounting for Stock-Based Compensation." The revision is referred to as "FAS 123R -- Share-Based Payment", which supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," (or "APB 25") and will require companies to recognize compensation expense, using a fair-value based method, for costs related to share-based payments including stock options and stock issued under our employee stock plans. We expect to adopt FAS 123R using the modified prospective basis on January 1, 2006. We expect that our adoption of FAS 123R will result in compensation expense comparable to that disclosed below, before the effect of capitalizing manufacturing related compensation expenses into inventory. We are currently evaluating option valuation methodologies and assumptions in light of FAS 123R; the methodologies and assumptions we ultimately use to adopt FAS 123R may be different from those currently used as discussed below. We currently expect that our adoption of FAS 123R will have a material impact on our consolidated results of operations.

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

The following proforma net income and earnings per share (or "EPS") were determined as if we had accounted for our employee stock options and stock issued under our employee stock plan under the fair value method prescribed by FAS 123.

The Black-Scholes option valuation model was developed for use in estimating the fair value of publicly traded options, which have no vesting restrictions and are fully transferable. Option valuation models require the input of highly subjective assumptions and these assumptions can vary over time.

	Three Months Ended September 30,		Nine Months Ended September 30,

	2005	2004	2005	2004

	(In thousands, except per share amounts)
Net income - as reported	$359,413	$230,874	$939,753	$578,231
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	43,083	45,920	125,736	133,643

Pro forma net income	$316,330	$184,954	$814,017	$444,588

Earnings per share:
Basic-as reported	$0.34	$0.22	$0.89	$0.55

Basic-pro forma	$0.30	$0.18	$0.77	$0.42

Diluted-as reported	$0.33	$0.21	$0.87	$0.53

Diluted-pro forma	$0.29	$0.17	$0.75	$0.41

The fair value of options was estimated at the date of grant using a Black-Scholes option valuation model with the following weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2005	2004	2005	2004

Risk-free interest rate	4.2%	3.4%	4.2%	3.4%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Volatility factors of the expected market price of our Common Stock	29%	33%	29%	33%

Weighted-average expected life of option (years)	4.2	4.2	4.2	4.3

Due to the redemption of our special common stock in June 1999 (or "Redemption") by Roche Holdings, Inc. (or "Roche"), there is limited historical information available to support our estimate of certain assumptions required to value employee stock options and the stock issued under our employee stock plan. In developing our estimate of expected term, we have determined that our historical share option exercise experience is a relevant indicator of future exercise patterns. We also take into account other available information, including industry averages. We primarily base our determination of expected volatility through our assessment of the implied volatility of our common stock. Implied volatility is the volatility assumption inherent in the market prices of a company's traded options.

Earnings Per Share

The following is a reconciliation of the denominator used in basic and diluted earnings per share (or "EPS") computations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2005	2004	2005	2004

Numerator:
Net income	$359,413	$230,874	$939,753	$578,231

Denominator:
Weighted-average shares outstanding used for basic earnings per share	1,060,539	1,055,140	1,055,028	1,057,006
Effect of dilutive stock options	26,425	21,953	25,893	25,075

Weighted-average shares and dilutive stock options used for diluted earnings per share	1,086,964	1,077,093	1,080,921	1,082,081

The following is a summary of the outstanding options to purchase common stock that were excluded from the computation of diluted EPS because such options were anti-dilutive (in thousands, except for exercise prices):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2005	2004	2005	2004

Number of shares	608	19,619	17,765	19,128

Range of exercise prices	$88.76 - $93.27	$49.90 - $59.61	$73.12 - $93.27	$52.43 - $59.61

Comprehensive Income

Comprehensive income is comprised of net income and other comprehensive income (or "OCI"). OCI includes certain changes in stockholders' equity that are excluded from net income. Specifically, we include in OCI changes in the fair value of derivatives designated as effective cash flow hedges and unrealized gains and losses on our available-for-sale securities.

The components of accumulated OCI, net of income taxes, were as follows (in millions):

	September 30, 2005	December 31, 2004

Unrealized gains on securities available-for-sale	$238.0	$305.1
Unrealized gains (losses) on derivatives	21.1	(14.2)

Accumulated other comprehensive income	$259.1	$290.9

The activity in comprehensive income, net of income taxes, was as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2005	2004	2005	2004

Net income	$359.4	$230.9	$939.8	$578.3
Decrease in unrealized gains on securities available-for-sale	(12.3)	(2.7)	(67.1)	(6.8)
Increase (decrease) in unrealized gains on derivatives	(1.5)	2.0	35.3	1.2

Comprehensive income	$345.6	$230.2	$908.0	$572.7

Derivative Financial Instruments

At September 30, 2005, estimated net gains on cash flow hedge derivative instruments expected to be reclassified from accumulated OCI to "other income, net" during the next twelve months are $37.8 million.

In July 2005, we entered into a series of interest rate swaps with a total notional value of $500.0 million. In these swaps, we pay a floating rate and receive a fixed rate that matches the coupon rate of the 5 year Notes due in 2010 (see Note 4, "Debt Issuance"). The objective of these swaps is to protect the debt maturing in five years against changes in fair value due to changes in interest rates.

Note 2.	Consolidated Financial Statement Detail

Inventories

The components of inventories were as follows (in millions):

	September 30, 2005	December 31, 2004

Raw materials and supplies	$62.4	$57.1
Work in process	383.9	451.8
Finished goods	175.1	81.5

Total	$621.4	$590.4

Other Intangible Assets

The components of our other intangible assets, including those that are acquisition-related and arising from the Redemption and push-down accounting were as follows (in millions):

	September 30, 2005			December 31, 2004

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Developed product technology	$1,194.1	$906.2	$287.9	$1,194.1	$847.7	$346.4
Core technology	443.5	366.9	76.6	443.5	351.0	92.5
Developed science technology	467.5	467.5	-	467.5	452.9	14.6
Tradenames	144.0	81.9	62.1	144.0	74.7	69.3
Patents	158.9	61.5	97.4	138.0	53.2	84.8
Other intangible assets	111.9	48.0	63.9	101.3	40.5	60.8

Total	$2,519.9	$1,932.0	$587.9	$2,488.4	$1,820.0	$668.4

Amortization expense of our other intangible assets was $32.7 million and $38.7 million for the third quarters of 2005 and 2004, respectively, and $112.0 million and $143.1 million in the first nine months of 2005 and 2004, respectively.

The expected future annual amortization expense of our other intangible assets is as follows (in millions):

For the Year Ending December 31,	Amortization Expense

2005 (remaining three months)	$32.2
2006	125.7
2007	124.4
2008	122.6
2009	73.5
Thereafter	109.5

Total expected future annual amortization	$587.9

Property, Plant and Equipment

In June 2005, we acquired Biogen Idec Inc.'s Oceanside, California biologics manufacturing facility (or "Oceanside plant") for $408.1 million in cash plus $9.3 million in closing costs. The purchase price allocation for this purchase is as follows (in millions):

Land and land improvements	$42.2
Building	110.2
Equipment	36.7
Construction in progress	228.3

Total	$417.4

Note 3.	Leases and Contingencies

Leases

During the third quarter of 2005, we paid $160.0 million to exercise our right to purchase a research facility in South San Francisco, California, subject to a synthetic lease obligation. As a result, the value of the building in South San Francisco is now included in the accompanying condensed consolidated balance sheet at September 30, 2005. Also during the third quarter of 2005, we paid $425.0 million to extinguish the debt and the noncontrolling interests related to a synthetic lease obligation on our manufacturing plant in Vacaville, California. As discussed in Note 6, "Leases, Commitments and Contingencies" of our Annual Report on Form 10-K for the year ended December 31, 2004, the lease for our manufacturing plant in Vacaville was accounted for under the provisions of FIN 46R, a revision of Interpretation 46.

In December 2004, we entered into a Master Lease Agreement with Slough SSF, LLC for the lease of property adjacent to our South San Francisco campus. The property will be developed into eight buildings and two parking structures. The lease of the property will take place in two phases pursuant to separate lease agreements for each building as contemplated by the Master Lease Agreement. Phase I building leases will begin throughout 2006 and Phase II building leases may begin as early as 2008. For accounting purposes, due to the nature of our involvement with the construction of the buildings subject to the Master Lease Agreement, we are considered to be the owner of the assets during the construction period through the lease commencement date, even though the funds to construct the building shell and some infrastructure costs are paid by the lessor. As such, in the first nine months of 2005, we have capitalized $93.8 million of construction costs in property, plant and equipment, and have also recognized a corresponding amount as a construction financing obligation in "long-term debt" in the accompanying condensed consolidated balance sheets. We expect at the time of completion of the project, if all the buildings and infrastructure were completed by the lessor, our construction asset and related obligation will be in excess of $365.0 million. Our aggregate lease payments as contemplated by the Master Lease Agreement through 2020 (if there is no acceleration or delay in the rent commencement date for the second phase of the buildings) will be approximately $540.1 million.

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

We and the City of Hope National Medical Center (or "COH") are parties to a 1976 agreement relating to work conducted by two COH employees, Arthur Riggs and Keiichi Itakura, and patents that resulted from that work, which are referred to as the "Riggs/Itakura Patents." Since that time, Genentech has entered into license agreements with various companies to make, use and sell the products covered by the Riggs/Itakura Patents. On August 13, 1999, the COH filed a complaint against us in the Superior Court in Los Angeles County, California, alleging that we owe royalties to the COH in connection with these license agreements, as well as product license agreements that involve the grant of licenses under the Riggs/Itakura Patents. On June 10, 2002, a jury voted to award the COH approximately $300 million in compensatory damages. On June 24, 2002, a jury voted to award the COH an additional $200 million in punitive damages. Such amounts were accrued as an expense in the second quarter of 2002 and were included in the accompanying condensed consolidated balance sheets in "litigation-related and other long-term liabilities" at September 30, 2005 and December 31, 2004. Genentech filed a notice of appeal of the verdict and damages awards with the California Court of Appeal. On October 21, 2004, the California Court of Appeal affirmed the verdict and damages awards in all respects. On November 22, 2004, the California Court of Appeal modified its opinion without changing the verdict and denied Genentech's request for rehearing. On November 24, 2004, Genentech filed a petition seeking review by the California Supreme Court. On February 2, 2005, the California Supreme Court granted that petition. The amount of cash paid, if any, or the timing of such payment in connection with the COH matter will depend on the outcome of the California Supreme Court's review of the matter; however, we expect that it may take longer than one year to further resolve the matter.

We recorded accrued interest and bond costs related to the COH trial judgment of $13.5 million and $13.4 million in the third quarters of 2005 and 2004, respectively, and $40.5 million and $40.3 million in the first nine months of 2005 and 2004, respectively. In conjunction with the COH judgment, we posted a surety bond and were required to pledge cash and investments of $682.0 million at December 31, 2004 to secure the bond. During the third quarter of 2005, COH requested that we increase the surety bond value by $50.0 million to secure the accruing interest, and we correspondingly increased the pledge amount to secure the bond by $53.0 million to $735.0 million at September 30, 2005. These amounts are reflected in "restricted cash and investments" in the accompanying condensed consolidated balance sheets. We expect that we will continue to incur interest charges on the judgment and service fees on the surety bond each quarter through the process of appealing the COH trial results.

On August 12, 2002, the U.S. Patent and Trademark Office (or "Patent Office") declared an interference between U.S. Patent No. 6,054,561, owned by Chiron Corporation (or "Chiron"), and a patent application exclusively licensed by Genentech from a university relating to anti-HER2 antibodies. On October 24, 2002, the Patent Office redeclared the interference to include, in addition to the above-referenced Chiron patent and university patent application, a number of patents and patent applications owned by either Chiron or Genentech, including Chiron's U.S. Patent No. 4,753,894 that is also at issue in the separate patent infringement lawsuit described below. On November 30, 2004, the Patent Office's Board of Patent Appeals (the "Board") and Interferences issued rulings on several preliminary motions. These rulings terminated both interferences involving the patent application referenced above that Genentech licensed from a university, redeclared interferences between the Genentech and Chiron patents and patent applications, and made several determinations which could affect the validity of the Genentech and Chiron patents and patent applications involved in the remaining interferences. On January 28, 2005, Genentech filed a notice of appeal with the U.S. Court of Appeals for the Federal Circuit. On June 1, 2005, we and Chiron agreed to a settlement of both these interference proceedings and the below-referenced lawsuit. Under the settlement agreement, Chiron has abandoned the contest as to each count in both of the redeclared interferences referenced above. On September 30, 2005, the Board filed two Orders and issued two Judgments ordering judgment against both parties as to the subject matter of both counts at issue in the interferences and declaring that neither party is entitled to any of the claims corresponding to the count. We are evaluating on which issues, if any, we will seek review so the final outcome of this matter with respect to our patents and patent applications cannot be determined at this time.

On April 11, 2003, MedImmune, Inc. filed a lawsuit against Genentech, COH, and Celltech R & D Ltd. in the U.S. District Court for the Central District of California (Los Angeles). The lawsuit relates to U.S. Patent No. 6,331,415 (or "the '415 patent" or "Cabilly patent") that is co-owned by Genentech and COH and under which MedImmune and other companies have been licensed and are paying royalties to Genentech. The lawsuit includes claims for violation of antitrust, patent, and unfair competition laws. MedImmune is seeking to have the '415 patent declared invalid and/or unenforceable, a determination that MedImmune does not owe royalties under the '415 patent on sales of its

Synagis® antibody product, an injunction to prevent Genentech from enforcing the '415 patent, an award of actual and exemplary damages, and other relief. On January 14, 2004 (amending a December 23, 2003 Order), the U.S. District Court granted summary judgment in Genentech's favor on all of MedImmune's antitrust and unfair competition claims. MedImmune sought to amend its complaint to reallege certain claims for antitrust and unfair competition. On February 19, 2004, the Court denied this motion in its entirety and final judgment was entered in favor of Genentech and Celltech and against MedImmune on March 15, 2004 on all antitrust and unfair competition claims. MedImmune filed a notice of appeal of this judgment with the U.S. Court of Appeals for the Federal Circuit. Concurrently, in the District Court litigation, Genentech filed a motion to dismiss all remaining claims in the case. On April 23, 2004, the District Court granted Genentech's motion and dismissed all remaining claims. Final judgment was entered in Genentech's favor on May 3, 2004, thus concluding proceedings in the District Court. On October 18, 2005, the U.S. Court of Appeals for the Federal Circuit affirmed the judgment of the District Court in all respects. Because MedImmune still has the opportunity to seek further review of this decision before the Federal Circuit and the United States Supreme Court, the final outcome of this matter cannot be determined at this time.

On May 13, 2005, a request was filed by a third party for reexamination of the '415 or Cabilly patent. The request sought reexamination on the basis of non-statutory double patenting over U.S. Patent No. 4,816,567. On July 7, 2005, the U.S. Patent Office ordered reexamination of the '415 patent. On September 13, 2005, the Patent Office issued an initial "non-final" Office action rejecting the claims of the '415 or Cabilly patent. This action is a routine and expected next step in the reexamination procedure. Our response is due within 60 days from the mailing date of the action; however on October 26, 2005 we filed a request with the Patent Office for an additional 30 days in which to file the response. The Patent Office has not yet acted on that request. Because the reexamination process is ongoing, the final outcome of this matter cannot be determined at this time. The '415 patent, which expires in 2018, relates to methods we and others use to make certain antibodies or antibody fragments, as well as cells and DNA used in these methods. We have licensed the '415 patent to other companies and derive significant royalties from those licenses. The claims of the '415 patent remain valid and enforceable throughout the reexamination process.
Note 4.	Debt Issuance

On July 18, 2005, we completed a private placement of the following debt instruments:  $500.0 million principal amount of 4.40% Senior Notes due 2010, $1.0 billion principal amount of 4.75% Senior Notes due 2015 and $500.0 million principal amount of 5.25% Senior Notes due 2035 (collectively, the "Notes"). Interest on each series of notes is payable on January 15 and July 15 of each year, beginning on January 15, 2006. Net proceeds resulting from issuance of the Notes, after debt discount and issuance costs, were approximately $1.99 billion. The Notes contain certain restrictive covenants on incurring property liens and entering into sale and lease-back transactions.

Interest expense related to the debt issuance, net of amounts capitalized, was $18.3 million for the third quarter of 2005.

As of September 30, 2005, the future minimum principal payments under the Notes are as follows (in millions):

2006	$-
2007	-
2008	-
2009	-
2010	500.0
Thereafter	1,500.0

Total	$2,000.0

Note 5.	Relationship with Roche and Related Party Transactions

Relationship with Roche

Roche's Ability to Maintain Its Percentage Ownership Interest in Our Stock

We issue additional shares of common stock in connection with our stock option and stock purchase plans, and we may issue additional shares for other purposes. Our affiliation agreement with Roche provides, among other things, that we establish a stock repurchase program designed to maintain Roche's percentage ownership interest in our common stock. The affiliation agreement provides that we will repurchase a sufficient number of shares pursuant to this program such that, with respect to any issuance of common stock by Genentech in the future, the percentage of Genentech common stock owned by Roche immediately after such issuance will be no lower than Roche's lowest percentage ownership of Genentech common stock at any time after the offering of common stock occurring in July 1999 and prior to the time of such issuance, except that Genentech may issue shares up to an amount that would cause Roche's lowest percentage ownership to be no more than 2% below the "Minimum Percentage." The Minimum Percentage equals the lowest number of shares of Genentech common stock owned by Roche since the July 1999 offering (to be adjusted in the future for dispositions of shares of Genentech common stock by Roche as well as for stock splits or stock combinations) divided by 1,018,388,704 (to be adjusted in the future for stock splits or stock combinations), which is the number of shares of Genentech common stock outstanding at the time of the July 1999 offering, as adjusted for the two-for-one splits of Genentech common stock in November 1999, October 2000 and May 2004. We repurchased shares of our common stock in 2005 and 2004 (see discussion below in "Liquidity and Capital Resources -- Cash Provided by or Used in Financing Activities" in Management's Discussion and Analysis of Financial Condition and Results of Operations in Part I, Item 2 of this Form 10-Q). As long as Roche's percentage ownership is greater than 50%, prior to issuing any shares, the affiliation agreement provides that we will repurchase a sufficient number of shares of our common stock such that, immediately after our issuance of shares, Roche's percentage ownership will be greater than 50%. The affiliation agreement also provides that, upon Roche's request, we will repurchase shares of our common stock to increase Roche's ownership to the Minimum Percentage. In addition, Roche will have a continuing option to buy stock from us at prevailing market prices to maintain its percentage ownership interest. The Minimum Percentage at September 30, 2005 was 57.7% and, under the terms of the affiliation agreement, Roche's lowest ownership percentage is to be 55.7%. At September 30, 2005, Roche's ownership percentage was 55.5%. We expect that future share repurchases under our share repurchase program will increase Roche's ownership percentage.

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

Hoffmann-La Roche

Under our existing arrangements with Hoffmann-La Roche, including our licensing and marketing agreements, we recognized contract revenue from Hoffmann-La Roche, including amounts earned related to ongoing development activities, of $23.9 million and $4.3 million in the third quarters of 2005 and 2004, respectively, and $58.8 million and $53.9 million in the first nine months of 2005 and 2004, respectively. All other revenues from Hoffmann-La Roche and their affiliates, principally royalties and product sales, were $181.4 million and $106.9 million in the third quarters of 2005 and 2004, respectively, and $470.9 million and $317.5 million in the first nine months of 2005 and 2004, respectively. Cost of sales (or "COS") included amounts related to Hoffmann-La Roche of $44.8 million and $22.5 million in the third quarters of 2005 and 2004, respectively, and $118.6 million and $70.8 million in the first nine months of 2005 and 2004, respectively. Research and development (or "R&D") expenses included amounts related to Hoffmann-La Roche of $42.4 million and $25.7 million in the third quarters of 2005 and 2004, respectively, and $110.4 million and $100.4 million in the first nine months of 2005 and 2004, respectively.

Novartis

We understand that the Novartis Group holds approximately 33.3% of the outstanding voting shares of Roche Holding Ltd. As a result of this ownership, the Novartis Group is deemed to have an indirect beneficial ownership interest under FAS 57 "Related Party Disclosures" of more than 10% of Genentech's voting stock.

Under an arrangement with Novartis, a holding company of the Novartis Group, and Tanox, Inc., we currently supply Xolair and receive cost plus a mark-up similar to other supply arrangements. Novartis will be manufacturing all future worldwide bulk supply of Xolair at their Huningue production facility in France, upon U.S. Food and Drug Administration licensure, expected in early 2006. Future production costs of Xolair may initially be higher than those currently reflected in our COS as a result of any production shift from Genentech to Novartis until production economies of scale can be achieved by that manufacturing party.

Contract revenue from Novartis related to manufacturing, commercial and ongoing development activities, was $13.0 million and $11.0 million in the third quarters of 2005 and 2004, respectively, and $34.9 million and $31.9 million in the first nine months of 2005 and 2004, respectively. Revenue from Novartis related to product sales was not material in the third quarters and the first nine months of 2005 and 2004. COS was not material in the third quarters of 2005 and 2004. COS was $15.1 million in the first nine months of 2005, which included a one-time payment in the second quarter of 2005 related to our release from future manufacturing obligations. COS was not material in the first nine months of 2004. R&D expenses include amounts related to Novartis of $12.6 million and $11.2 million in the third quarters of 2005 and 2004, respectively, and $32.4 million and $31.0 million in the first nine months of 2005 and 2004, respectively. Collaboration profit sharing expenses were $40.9 million and $21.6 million in the third quarters of 2005 and 2004, respectively, and $93.3 million and $48.2 million in the first nine months of 2005 and 2004, respectively.
Note 6.	Income Taxes

The effective income tax rate was 41% in the third quarter and 35% for first nine months of 2005, as compared to 36% in the third quarter and first nine months of 2004. The increase in the income tax rate from the third quarter of 2004 is primarily due to increased income before taxes and a reduction of $27.1 million in estimated R&D tax credits primarily related to the current year. The decrease in the income tax rate from the first nine months of 2004 primarily relates to a net benefit from recognizing additional R&D tax credits, partially offset by higher income before taxes.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Genentech, Inc.

We have reviewed the condensed consolidated balance sheet of Genentech, Inc. as of September 30, 2005, and the related condensed consolidated statements of income for the three-month and nine-month periods ended September 30, 2005 and 2004, and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2005 and 2004. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Genentech, Inc. as of December 31, 2004, and the related consolidated statements of income, stockholders' equity, and cash flows for the year then ended not presented herein, and in our report dated February 18, 2005, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2004, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ ERNST & YOUNG LLP

Palo Alto, California
October 10, 2005

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

GENENTECH, INC.
FINANCIAL REVIEW

Overview

The Company

Genentech is a leading biotechnology company that discovers, develops, manufactures, and commercializes biotherapeutics for significant unmet medical needs. We manufacture multiple biotechnology products and commercialize such products directly in the United States (or "U.S.") and also receive royalties from companies that are licensed to market products based on our technology.

Recent Developments

In the third quarter of 2005, our total operating revenues were $1,751.8 million, an increase of 46% from the third quarter of 2004, and our net income was $359.4 million, an increase of 56% from the third quarter of 2004. In the first nine months of 2005, our total operating revenues were $4,740.3 million, an increase of 43% from the first nine months of 2004, and our net income was $939.8 million, an increase of 63% from the first nine months of 2004.

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

As announced in September 2005, we plan to file a complete Biologics License Application (or"BLA") for Lucentis in the treatment of the wet form of age-related macular degeneration (or "AMD") in December 2005, based, in part, on a Lucentis Phase III clinical trial that met its primary efficacy endpoint of maintaining vision in patients with wet AMD. We are aware that some retinal specialists are currently using Avastin to treat wet AMD, an unapproved use. We have no clinical data on either the safety or efficacy of Avastin in this use nor do we have any plans for a clinical development program evaluating Avastin in AMD. Further, we are concerned about the potential sterility issues associated with aliquoting vials of Avastin into smaller portions and held for use as an intravitreal injection. However, there may be continued Avastin use in this setting even after Lucentis has been approved for commercial use, which may decrease the market potential for Lucentis. We remain focused on making Lucentis available to patients by seeking FDA approval as soon as possible.

Our Strategy

We are in the final year of our 5x5 business plan. We expect to exceed our most important goal of average annual non-GAAP EPS growth. We believe that we are well-positioned to exceed our goal of five significant products/indications in late stage development and have already exceeded our goal of five new products or indications approved through 2005. We expect to have substantive progress against our goal of $500 million in new revenue from alliances and/or acquisitions; however, we may not meet this goal. We do not expect to meet our non-GAAP net income as a percentage of total operating revenues goal, due primarily to the success of Rituxan and the associated profit split with Biogen Idec, Inc. (or "Biogen Idec"). Information on our 5x5 plan can be found on our website at http://www.gene.com.

We have a long-term plan (Horizon 2010) and the key elements of Horizon 2010 include:

  aim to become the number one U.S. oncology company (measured by U.S. sales) by 2010;

  position ourselves for continued leadership in our oncology business by bringing five new oncology products or indications for existing products into clinical development and into the market by 2010;

  build a leading immunology business by expanding the fundamental understanding of immune disorders, bringing at least five new immunology products or indications into clinical development, and obtaining U.S. Food and Drug Administration (or "FDA") approval of at least five new indications or products by 2010;

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

Our actual performance against these goals may be impacted by economic and industry-wide factors and by the cautionary factors described later in this Form 10-Q.

Economic and Industry-wide Factors

Our goals and objectives are challenged by economic and industry-wide factors that affect our business. Some of the most important factors are discussed below:

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

  Manufacturing biotherapeutics is difficult and complex, and requires facilities specifically designed and validated to run biotechnology production processes. The manufacture of a biotherapeutic requires developing and maintaining a process to reliably manufacture and formulate the product at an appropriate scale, obtaining regulatory approval to manufacture the product, and is subject to changes in regulatory requirements or standards that may require modifications to the involved manufacturing process or FDA action (see below in "Difficulties or delays in product manufacturing or in obtaining materials from our suppliers could harm our business and/or negatively impact our financial performance" of "Forward-Looking Information and Cautionary Factors That May Affect Future Results").

  The Medicare Modernization Act was enacted into law in December 2003. On November 3, 2004, the 2005 Physician Fee Schedule and Hospital Outpatient Prospective Payment System Final Rules were announced and were in-line with our expectations. As Centers for Medicare and Medicaid Services (or "CMS") is our single largest payer, the new rules represent an important area of focus in 2005. To date, we have not seen any detectable effects of the new rules on our product sales. For the remainder of 2005, we continue to anticipate minimal impact to our revenues. On July 1, 2005, CMS released its Interim Final Rule (or "IFR") with comment on the Medicare Part B Competitive Acquisition Program (or "CAP"). The CAP option, which the CMS expects to begin in July 2006, required under the Medicare Modernization Act, will be offered to physicians providing services under Part B of Medicare. Under the CAP, physicians could choose to either obtain drugs directly from qualified CAP vendors, or continue to purchase drugs directly and be reimbursed by the Medicare program at the Average Selling Price + 6% rate. Although final details of the program will not be made public until later this year, we anticipate that the impact of the program on Genentech will be minimal.

  With respect to follow-on biologics, we believe that current technology cannot prove a follow-on biotechnology product to be safe and effective outside the New Drug Application and BLA process. We filed a Citizen Petition with the FDA in April 2004 requesting that the agency re-assess its approach to approvals of follow-on biologics and put processes in place to protect trade secrets and confidential information from use by others. The FDA initiated a public process to discuss the complex scientific issues surrounding follow-on biologics and we participated in the FDA Stakeholder meeting in September 2004. Following this meeting, the FDA and Drug Information Association held a scientific workshop in February 2005, which we hope will be followed by a similar public discussion of the critical legal issues involved with establishing an approval pathway for follow-on biologics.

  Our ability to attract and retain highly qualified and talented people in all areas of the company, and our ability to maintain our unique culture, will be critical to our success over the long-term. In 2004 we experienced a 23% growth in the number of employees to approximately 7,600 employees and we have since grown to approximately 9,000 employees company-wide as of September 30, 2005. This significant growth in employees is challenging to manage and we are working diligently across the company to make sure that we successfully hire, train and integrate new employees into the Genentech culture and environment. Consistent with our desire to maintain and protect our culture, we have made a decision to continue with a broad based stock option program in 2005. We believe our broad-based stock option program is critical to attracting, retaining, and motivating our employees in the marketplace where we compete for talent, and we believe that employee ownership drives commitment to meeting our corporate goals.

Marketed Products

We commercialize in the U.S. the biotechnology products listed below.

Oncology

Avastin (bevacizumab) is an anti-VEGF humanized antibody approved for use in combination with intravenous 5-fluorouracil-based chemotherapy as a treatment for patients with first-line (or previously untreated) metastatic cancer of the colon or rectum.

Rituxan (rituximab) is an anti-CD20 antibody, which we commercialize with Biogen Idec. It is approved for the treatment of patients with relapsed or refractory, low-grade or follicular, CD20-positive, B-cell non-Hodgkin's lymphoma, including retreatment and bulky disease.

Herceptin (trastuzumab) is a humanized anti-HER2 antibody approved for the treatment of certain patients with metastatic breast cancer. Herceptin is approved for use as a first-line therapy in combination with Taxol® (paclitaxel), a product made by Bristol-Myers Squibb Company, and as a single agent in second- and third-line therapy in patients with metastatic breast cancer who have tumors that overexpress the human epidermal growth factor receptor 2 (or "HER2") protein.

Tarceva (erlotinib HC1), which we commercialize with OSI Pharmaceuticals, Inc. (or "OSI"), is a small molecule inhibitor of the tyrosine kinase activity of the HER1/epidermal growth factor receptor (or "EGFR") signaling pathway. Tarceva is approved for the treatment of patients with locally advanced or metastatic non-small cell lung cancer (or "NSCLC") after failure of at least one prior chemotherapy regimen and in combination with gemcitabine chemotherapy for the first-line treatment of patients with locally advanced, unresectable or metastatic pancreatic cancer.

Specialty Biotherapeutics

Xolair (omalizumab) is a humanized anti-IgE antibody, which we commercialize with Novartis in the U.S., approved for the treatment of moderate-to-severe persistent allergic asthma in adults and adolescents.

Raptiva (efalizumab) is a humanized anti-CD11a antibody approved for the treatment of chronic moderate-to-severe plaque psoriasis in adults age 18 or older who are candidates for systemic therapy or phototherapy.

Nutropin (somatropin [rDNA origin] for injection) and Nutropin AQ are growth hormone products approved for the treatment of growth hormone deficiency in children and adults, growth failure associated with chronic renal insufficiency prior to kidney transplantation, short stature associated with Turner syndrome and long-term treatment of idiopathic short stature (or "ISS").

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

Pulmozyme (dornase alfa, recombinant) is an inhalation solution of deoxyribonuclease (rhDNase) I approved for the treatment of cystic fibrosis.

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

Legal Contingencies

We are currently involved in certain legal proceedings as discussed in Note 3, "Leases and Contingencies," in the Notes to Condensed Consolidated Financial Statements of Part I, Item 1 of this Form 10-Q. We assess the likelihood of any adverse judgments or outcomes to these legal matters as well as potential ranges of probable losses. As of September 30, 2005, we have accrued $663.6 million in "litigation-related and other long-term liabilities" in the accompanying condensed consolidated balance sheet, which represents our estimate of the costs for the current resolution of these matters. The nature of these matters is highly uncertain and subject to change; as a result, the amount of our liability for certain of these matters could exceed or be less than the amount of our current estimates, depending on the final outcome of these matters. An outcome of such matters different than previously estimated could materially impact our financial position or our results of operations in any one quarter.

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

  We recognize revenue from royalties based on licensees' sales of our products or technologies. Royalties are recognized as earned in accordance with the contract terms when royalties from licensees can be reasonably estimated and collectibility is reasonably assured. Generally, royalty revenue is estimated in advance of collection using historical information and forecasted trends.

  Contract revenue generally includes upfront and continuing licensing fees, manufacturing fees, milestone payments and reimbursements of development and post-marketing costs.

    Nonrefundable upfront fees, including product opt-ins, for which no further performance obligations exist, are recognized as revenue on the earlier of when payments are received or collection is assured.

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

    Estimated reimbursements of development and post-marketing costs are recognized as revenue as the related costs are incurred.

Income Taxes

Income tax expense is based on income before taxes and is computed using the liability method. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Significant estimates are required in determining our provision for income taxes. Some of these estimates are based on interpretations of existing tax laws or regulations. Various internal and external factors may have favorable or unfavorable effects on our future effective tax rate. These factors include, but are not limited to, changes in tax laws, regulations and/or rates, changing interpretations of existing tax laws or regulations, past and future levels of R&D spending, and changes in overall levels of income before taxes.

Inventories

Inventories consist of currently marketed products, products manufactured under contract, product candidates awaiting regulatory approval and currently marketed products manufactured at facilities awaiting regulatory approval, which are capitalized based on management's judgment of probable near term commercialization. The valuation of inventory requires us to estimate the value of inventory that may become obsolete prior to use or that may fail to be released. The determination of obsolete inventory requires us to estimate the future demands for our products, and in the case of pre-approval inventories, an estimate of the regulatory approval date for the product. We may be required to expense previously capitalized inventory costs upon a change in our judgment, due to, among other potential factors, a denial or delay of approval by the necessary regulatory bodies or new information that suggests that the inventory will not be releasable. In the event that a pre-approval product candidate receives regulatory approval, subsequent sales of previously reserved inventory will result in increased gross margins.

Results of Operations
(In millions)

	Three Months Ended September 30,			Nine Months Ended September 30,

	2005	2004	% Change	2005	2004	% Change

Product sales	$1,451.0	$1,005.5	44%	$3,911.1	$2,682.6	46%
Royalties	237.8	153.9	55	670.0	459.9	46
Contract revenue	63.0	43.2	46	159.2	163.4	(3)

Total operating revenues	1,751.8	1,202.6	46	4,740.3	3,305.9	43

Cost of sales	230.1	166.0	39	750.6	467.2	61
Research and development	328.9	234.1	40	850.2	637.3	33
Marketing, general and administrative	349.3	264.6	32	1,021.2	788.6	29
Collaboration profit sharing	219.6	151.9	45	594.7	423.5	40
Recurring charges related to redemption	27.2	34.5	(21)	96.1	111.0	(13)
Special items: litigation-related	13.5	13.4	1	44.3	40.3	10

Total costs and expenses	1,168.6	864.5	35	3,357.1	2,467.9	36

Operating income	583.2	338.1	72	1,383.2	838.0	65
Other income, net	22.4	23.5	(5)	70.3	61.3	15

Income before taxes	605.6	361.6	67	1,453.5	899.3	62
Income tax provision	246.2	130.7	88	513.7	321.0	60

Net income	$359.4	$230.9	56	$939.8	$578.3	63

Operating margin	33%	28%		29%	25%
COS as a % of product sales	16	17		19	17
R&D as a % of operating revenues	19	19		18	19
MG&A as a % of operating revenues	20	22		22	24
NI as a % of operating revenues	21	19		20	17

___________
Percentages in this table and throughout our discussion and analysis of financial condition and results of operations may reflect rounding adjustments.

Total Operating Revenues

Total operating revenues increased 46% in the third quarter of 2005 and 43% in the first nine months of 2005 from the comparable periods in 2004. These increases were primarily due to higher product sales and royalty income, and are further discussed below.

Total Product Sales
(In millions)

	Three Months Ended September 30,			Nine Months Ended September 30,

Product Sales	2005	2004	% Change	2005	2004	% Change

Net U.S. Product Sales
Rituxan	$456.2	$393.0	16%	$1,347.0	$1,144.8	18%
Avastin	325.2	183.0	78	773.8	354.1	119
Herceptin	215.1	126.3	70	497.1	353.0	41
Tarceva	73.2	-	-	191.0	-	-
Nutropin products	88.6	84.9	4	275.6	256.9	7
Xolair	81.6	53.9	51	227.3	127.3	79
Thrombolytics	57.9	52.9	9	160.1	147.1	9
Pulmozyme	46.6	39.8	17	137.5	114.4	20
Raptiva	20.9	16.2	29	58.8	36.0	63

Total U.S. product sales	1,365.3	950.0	44	3,668.2	2,533.6	45

Net product sales to collaborators	85.7	55.5	54	242.9	149.0	63

Total product sales	$1,451.0	$1,005.5	44	$3,911.1	$2,682.6	46

Total product sales increased 44% to $1,451.0 million in the third quarter and 46% to $3,911.1 million in the first nine months of 2005 from the comparable periods in 2004. Net U.S. sales increased 44% to $1,365.3 million in the third quarter and 45% to $3,668.2 million in the first nine months of 2005 from the comparable periods in 2004. These increases in net U.S. sales were due to higher sales across all products, in particular higher sales of our oncology products. Net U.S. oncology sales accounted for 78% of net U.S. product sales in the third quarter of 2005 compared to 74% in the third quarter of 2004, and 77% in the first nine months of 2005 compared to 73% in the first nine months of 2004. Increased U.S. sales volume, including new product shipments, accounted for 88%, or $358.4 million, of the increase in U.S. net product sales in the third quarter of 2005, and 89%, or $1,001.9 million, of the increase in the first nine months of 2005. Changes in net U.S. sales prices across the portfolio accounted for most of the remainder of the increases in U.S. net product sales in the third quarter and first nine months of 2005.

Avastin

Net U.S. sales of Avastin increased 78% to $325.2 million in the third quarter and 119% to $773.8 million in the first nine months of 2005 from the comparable periods in 2004, mainly driven by increased use in colorectal cancer. In the treatment of colorectal cancer in both the first-line (our approved indication) and relapsed/refractory (unapproved uses) settings, Avastin is being combined with a wide range of 5FU-based chemotherapies. While there has been rapid uptake in the first-line setting, opportunities remain to further increase duration of therapy on Avastin and to continue efforts to appropriately identify eligible patients. We also anticipate long-term growth to result from use in potential new indications, including metastatic non-small-cell lung and breast cancers. Our market research indicates that approximately 15% of patients receiving Avastin in the third quarter of 2005 were outside of metastatic colorectal cancer, compared to approximately 10% in the second quarter of 2005. Treatment of metastatic NSCLC, which is an unapproved use of Avastin, comprises the largest portion of these patients. In addition, adoption has been seen across several other tumor types which are also unapproved uses.

In August and September 2005, the U.S. Pharmacopeia Drug Information® (or "USP DI") issued certain decisions on the use of Avastin in lung, renal cell carcinoma and relapsed colorectal cancer. On September 6, 2005, the USP DI accepted the Avastin NSCLC data. A review that is deemed acceptable by the USP DI supports Medicare reimbursement by statute and facilitates reimbursement with the private payers. We anticipate that payers will take one to three months to update their systems. In contrast, the USP DI has deemed the data on Avastin use in renal cell carcinoma and relapsed colorectal cancer as not sufficient to establish acceptance at this time. We plan to re-submit the request in relapsed colorectal cancer. We are still waiting for the decision on the first-line metastatic breast cancer submission for Avastin.

On September 23, 2005, we announced that enrollment into a multi-center, single-arm Phase II study of Avastin in platinum-refractory ovarian cancer patients has been discontinued due to a higher rate of gastrointestinal (or "GI") perforations seen than in previous studies with Avastin.

On October 31, the FDA approved production of Avastin at Genentech España, our manufacturing facility in Porriño, Spain, for commercial marketing. Since July 2004, our Porriño facility has been manufacturing bulk Avastin, which has been exported to our South San Francisco facility for filling and used for clinical studies.

In the fourth quarter of 2005, we plan to submit a supplemental Biologics License Application (or "sBLA") for Avastin in relapsed colorectal cancer, based on the results announced in November 2004 from the E3200 study that showed Avastin in combination with FOLFOX4 (5-FU, leucovorin, oxaliplatin) improved overall survival in patients with metastatic colorectal cancer as compared to FOLFOX alone.

Rituxan

Net U.S. sales of Rituxan increased 16% to $456.2 million in the third quarter and 18% to $1,347.0 million in the first nine months of 2005 from the comparable periods in 2004. Net U.S. sales in the first nine months of 2005 included $9.6 million for a reorder to replace a shipment that was destroyed while in transit to a wholesaler in the first quarter of 2005. Net U.S. sales growth was primarily driven by increased sales volumes resulting from increased physician adoption for treatment of indolent non-Hodgkin's lymphoma (or "NHL") maintenance and chronic lymphocytic leukemia, which are both unapproved uses of Rituxan. With respect to indolent maintenance, we are working with the FDA toward a nomenclature that the FDA believes better describes this approach to treating patients with Rituxan. Also contributing to the increase in the third quarter and first nine months of 2005 over the comparable periods in 2004 was a price increase that was effective on July 6, 2005.

On August 17, 2005, we, Biogen Idec and Roche announced that the companies completed the filing of a sBLA with the FDA for an additional indication for Rituxan, in previously untreated (front-line) patients with intermediate grade or aggressive, CD-20-positive, B-cell, NHL in combination with CHOP (cyclophosphamide, doxorubicin, vincristine and prednisone) or other anthracycline-based chemotherapy regimens. In October 2005, the FDA notified us that priority review had been granted for this filing.

On August 31, 2005, we and Biogen Idec announced that the companies submitted a sBLA with the FDA for a new indication for Rituxan in patients with active rheumatoid arthritis who inadequately respond to an anti-TNF therapy. In October 2005, the FDA notified us that priority review had also been granted for this filing.

In September 2005, we obtained FDA licensure of Lonza Biologic's Portsmouth, New Hampshire manufacturing plant for the production of Rituxan bulk drug substance.

Herceptin

Net U.S. sales of Herceptin increased 70% to $215.1 million in the third quarter and 41% to $497.1 million in the first nine months of 2005 from the comparable periods in 2004. During the first nine months of 2005, treatment of first-line metastatic breast cancer increased and cumulative treatment duration was maintained by physicians relative to the comparable period in 2004. In addition, we have seen an increase in the use of Herceptin as an adjuvant breast cancer treatment, which is not an approved indication. Also contributing, to a lesser extent, to the increase in the third quarter and first nine months of 2005 over the comparable periods in 2004 was a price increase that was effective on February 24, 2005.

In September 2005, the USP DI accepted the Herceptin adjuvant breast cancer data. The USP DI decision should help support Medicare reimbursement by statute and facilitate reimbursement with the private payers. We anticipate that payers will take one to three months to update their systems.

We believe that the opportunity for continued Herceptin sales growth is primarily in the adjuvant setting, an unapproved use. We expect to submit an sBLA for Herceptin in the treatment of HER2 positive adjuvant breast cancer in the first quarter of 2006 based on data from the National Surgical Adjuvant Breast and Bowel Project and the North Central Cancer Treatment Group trials. On September 13, 2005, we announced the results from an interim analysis of another Phase III trial of Herceptin plus chemotherapy in the adjuvant HER2 positive breast cancer setting. This study, conducted by the Breast Cancer International Research Group, showed that adding Herceptin to Taxotere following Adriamycin and Cytoxan chemotherapy or adding Herceptin to Taxotere and carboplatin chemotherapies resulted in improved disease-free survival compared to chemotherapy alone.

Tarceva

Tarceva was approved by the FDA on November 18, 2004. Since its launch, net U.S. sales of Tarceva were $73.2 million in the third quarter, $70.2 million in the second quarter and $47.6 million in the first quarter of 2005 as compared to $13.3 million in the fourth quarter of 2004. The increase in net U.S. product sales was driven primarily by growth in market share in second-line and third-line NSCLC. Product sales growth in the third quarter of 2005 was partially impacted by a reduction in wholesaler inventory levels. Tarceva's share of the oral EGFR market continues to increase. New patient share reached 98 percent in the third quarter of 2005, while total patient share reached 82 percent for the same period. In light of the share levels already achieved and the recent changes to the labeling for Iressa™ (gefitinib), a competing product, we expect that Tarceva's total prescription share of the oral EGFR class will near 100 percent over time. Future sales growth in NSCLC will result from gains in penetration within second-line and third-line NSCLC against chemotherapy. Also impacting our product sales was a price increase that was effective on April 5, 2005.

On November 2, 2005, we and OSI announced that the FDA approved Tarceva in combination with gemcitabine chemotherapy for the first-line treatment of patients with locally advanced, unresectable or metastatic pancreatic cancer.

Xolair

Net U.S. sales of Xolair increased 51% to $81.6 million in the third quarter and 79% to $227.3 million in the first nine months of 2005 from the comparable periods in 2004. This year over year growth was driven by an increase of our patient and prescriber base and, to some extent, a price increase that was effective on July 21, 2005.

On October 27, 2005, Novartis AG announced that the European Commission has granted marketing authorization for Xolair in all 25 European Union member states. Novartis plans to introduce Xolair in certain European countries in the near future.

Raptiva

Net U.S. sales of Raptiva increased 29% to $20.9 million in the third quarter and 63% to $58.8 million in the first nine months of 2005 from the comparable periods in 2004. Contributing to the increase in product sales was a price increase that was effective on April 21, 2005.

Nutropin Products

Combined net U.S. sales of our Nutropin products increased 4% to $88.6 million in the third quarter and 7% to $275.6 million in the first nine months of 2005 from the comparable periods in 2004, primarily as a result of price increases, partially offset by lower sales volumes in the third quarter of 2005.

On June 28, 2005, the FDA approved Nutropin and Nutropin AQ for the treatment of the long-term treatment of ISS, also called non-growth hormone-deficient short stature.

Thrombolytics

Combined net U.S. sales of our three thrombolytics products, Activase, Cathflo Activase, and TNKase, increased 9% to $57.9 million in the third quarter and 9% to $160.1 million in the first nine months of 2005 from the comparable periods in 2004. The increase in the third quarter of 2005 was driven by price increases. Also contributing to the increase in the third quarter and first nine months of 2005 was growth in our catheter clearance and stroke markets.

Pulmozyme

Net U.S. sales of Pulmozyme increased 17% to $46.6 million in the third quarter and 20% to $137.5 million in the first nine months of 2005 from the comparable periods in 2004. The increases reflect a price increase that was effective on April 26, 2005 and an increased focus on aggressive treatment of cystic fibrosis early in the course of the disease..

Sales to Collaborators

Product sales to collaborators, the majority of which were for non-U.S. markets, were $85.7 million in the third quarter of 2005 and $242.9 million in the first nine months of 2005, compared with $55.5 million in the third quarter of 2004 and $149.0 million in the first nine months of 2004. The increase in the first nine months of 2005 was primarily due to sales of Avastin and Herceptin to Hoffman-La Roche and sales of product manufactured under a contract with a third party.

For the full year 2005, we expect sales to collaborators to increase by approximately 60% relative to sales of $197.7 million in 2004.

Royalties

Royalty revenues increased 55% to $237.8 million in the third quarter and 46% to $670.0 million in the first nine months of 2005 from the comparable periods in 2004. These increases were due to higher sales by Hoffmann-La Roche primarily on our Herceptin and Rituxan products, a new license arrangement with ImClone under which we receive royalties on sales of ERBITUX®, and to higher sales by various other licensees on other products. Of the overall royalties received, royalties from Hoffmann-La Roche represented approximately 54% in the third quarter and 51% in the first nine months of 2005. Royalties from other licensees include royalty revenue on our patents including our Cabilly patents noted below. The increase in the first nine months included a one-time payment to us in the first quarter of 2005, relating to royalties on ERBITUX® sales from the period between launch of the product last year and the signing of the agreement in January 2005. For the full year 2005, we expect royalties to increase in the range of 40-45% compared to $641.1 million in 2004, reflecting primarily the recent strength in sales of our licensed products by Roche.

We have confidential licensing agreements with a number of companies on U.S. Patent No. 6,331,415 and No. 4,816,567 (the "Cabilly patents"), under which we receive royalty revenue on sales of products that are covered by one or more of the Cabilly patents. The licensed products for which we receive the most significant Cabilly royalties are Humira®, Remicade®, Synagis® and ERBITUX®. Cabilly royalties impact three lines on our consolidated statement of income: (i) We record gross royalties we receive from Cabilly patent licensees as royalty revenue; (ii) On royalties we receive from Cabilly licensees, we in turn pay City of Hope National Medical Center (or "COH") a percentage of our royalty income and these payments to COH are recorded with our MG&A expenses as royalty expense; (iii) We pay royalty expenses directly to COH on sales of our products that are covered by the Cabilly patents and these payments to COH are recorded in cost of sales (or "COS"). The overall net pre-tax contribution from revenues and expenses related to the Cabilly patents was approximately $20.2 million in the third quarter of 2005, or approximately $0.01 per share. We believe that our third quarter 2005 Cabilly related income before taxes represents approximately one quarter of the full year's expected results, excluding the effects of the one-time licensee payment we recorded in the first quarter of 2005 as discussed above. See also Note 3, "Leases and Contingencies" in the Notes to Condensed Consolidated Financial Statements of Part I, Item 1 of this Form 10-Q for further information on our Cabilly patent reexamination.

Cash flows from royalty income include revenues denominated in foreign currencies. We currently purchase simple foreign currency put option contracts (or "options") and forwards to hedge these foreign currency cash flows. The terms of these options and forwards are generally one to five years. See also Note 1, "Summary of Significant

Accounting Policies -- Derivative Financial Instruments" in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.

Contract Revenues

Contract revenues increased 46% to $63.0 million in the third quarter of 2005 from the comparable period in 2004. The increase was primarily due to higher contract revenues from our collaborator, Hoffmann-La Roche. Contract revenues decreased 3% to $159.2 million in the first nine months of 2005 from the comparable period in 2004 due to lower contract revenues from our collaborators. See "Related Party Transactions" below for more information on contract revenue from Hoffmann-La Roche.

Contract revenues vary each quarter and are dependent on a number of factors, including the timing and level of reimbursements from ongoing development efforts, milestones and opt-in payments received, and new contract arrangements. For the full year 2005, we expect contract revenues to decrease by approximately 10-15% as compared to $231.2 million in 2004.

Cost of Sales

COS as a percentage of product sales were 16% in the third quarter of 2005 and 17% in the third quarter of 2004. This decrease is primarily due to higher sales volume of our higher margin products (primarily Avastin and Herceptin) and a reversal of a royalty accrual of approximately $7.3 million. COS as a percentage of product sales were 19% for the first nine months of 2005 and 17% for the same period in 2004. This increase was primarily driven by:  (i) one-time charges of $41.0 million in the second quarter of 2005, representing payments to Amgen Inc. and another collaborator to cancel and amend certain future manufacturing obligations, and (ii) higher production costs and inventory reserves. These increases were partially offset by higher sales volume of our higher margin products (primarily Avastin, Herceptin and Rituxan products), prior year charges of $18.8 million related to our decision to discontinue commercialization of Nutropin Depot, and a prior year provision of $21.3 million related to filling failures for other products. Also contributing to the increase for the first nine months of 2005, as compared to the same period in 2004, was the impact of lower costs in the first quarter of 2004 related to sales of previously reserved pre-launch products and lower production costs due to manufacturing efficiencies primarily related to Herceptin and Rituxan.

For the full year 2005, we expect COS to be approximately 18-19% of net product sales, compared to 18% in 2004. We expect continued quarter-to-quarter variability based on product volume and mix changes, acknowledging that there is always potential for an increase in COS if we have unforeseen manufacturing, contract manufacturing, or inventory related issues.

Research and Development

R&D expenses increased 40% to $328.9 million in the third quarter and 33% to $850.2 million in the first nine months of 2005 from the comparable periods in 2004. These increases reflect increased activity across our entire product portfolio, including late-stage clinical development of our Lucentis, Rituxan Immunology, Tarceva and Avastin products, increased clinical manufacturing and development runs at our contract manufacturing sites, and ongoing development of various other pipeline products. Also contributing to the increases were post-marketing studies on new and existing indications for Avastin, Rituxan and Tarceva. R&D as a percentage of revenues was 19% in the third quarters of 2005 and 2004. R&D as a percentage of revenues was 18% in the first nine months of 2005 as compared to 19% in the comparable period in 2004, primarily due to higher revenues.

We expect R&D absolute dollar expenses to continue to rise in the fourth quarter of 2005 due to continued growth in headcount and outside services to support increased activity in our late-stage clinical trials, including the preparation of potential regulatory filings, higher clinical production costs, increased activity on early-stage research projects, and higher expenses related to in-licensing. For the full year 2005, we expect R&D as a percentage of operating revenues to be approximately 18-19%.

The major components of R&D expenses were as follows (in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,

Research and Development	2005	2004	% Change	2005	2004	% Change

Product development	$216.5	$135.3	60%	$528.3	$372.8	42%
Post-marketing studies	49.4	33.7	47	123.9	92.3	34

Total development	265.9	169.0	57	652.2	465.1	40
Research	57.2	54.9	4	179.1	149.5	20
In-licensing	5.8	10.2	(43)	18.9	22.7	(17)

Total	$328.9	$234.1	40	$850.2	$637.3	33

Marketing, General and Administrative

Overall marketing, general and administrative (or "MG&A") expenses increased 32% to $349.3 million in the third quarter and 29% to $1,021.2 million in the first nine months of 2005 from the comparable periods in 2004. The increase in 2005 was primarily due to: (i) an increase of $18.4 million in the third quarter and $78.6 million in the first nine months of 2005 in commercial activities primarily in support of the launch of Tarceva and increased Avastin marketing costs; (ii) an increase of $44.6 million in the third quarter and $96.8 million in the first nine months of 2005, primarily due to increased headcount and promotional costs for other recent product launches, including Xolair and Raptiva, and pre-launch costs associated with pipeline products, including Rituxan Immunology and Lucentis; (iii) an increase of $27.0 million in the third quarter and $62.5 million in the first nine months of 2005 in general corporate expenses to support our continued growth and higher legal costs, and (iv) partially offset by the reversal of a royalty accrual in the third quarter of 2005.

MG&A as a percentage of operating revenues was 20% in the third quarter of 2005 as compared to 22% for the comparable period in 2004 and 22% for the first nine months of 2005 as compared to 24% for the comparable period of 2004. We expect absolute dollar spending on MG&A to increase significantly in the fourth quarter of 2005, primarily due to our preparations for potential launches including Lucentis, Rituxan in rheumatoid arthritis, as well as potential new indications for Tarceva, Herceptin and Avastin. For the full year 2005, we expect MG&A expenses to be approximately 22-23% of operating revenues.

Collaboration Profit Sharing

Collaboration profit sharing expenses increased 45% to $219.6 million in the third quarter and 40% to $594.7 million in the first nine months of 2005 from the comparable periods in 2004 due to higher sales of Tarceva, Rituxan and Xolair and the related profit sharing expenses. For the full year 2005, our collaboration profit sharing expenses are expected to grow in proportion to our Rituxan, Xolair and Tarceva sales growth.

Recurring Charges Related to Redemption

We record recurring charges related to the June 1999 redemption of our special common stock and push-down accounting (see discussion below in "Relationship with Roche -- Redemption of Our Special Common Stock"). These charges were $27.2 million in the third quarter of 2005 and $34.5 million in the third quarter of 2004; and $96.1 million in the first nine months of 2005 and $111.0 million for the first nine months of 2004. These charges were comprised of the amortization of Redemption-related other intangible assets in the periods presented.

Special Items: Litigation-Related

We recorded accrued interest and bond costs related to the COH trial judgment of $13.5 million for the third quarter of 2005 and $13.4 million for the third quarter of 2004, and $40.5 million for the first nine months of 2005 and $40.3 million for the same period in 2004. We expect that we will continue to incur interest charges on the judgment and service fees on the surety bond each quarter through the process of appealing the COH trial results. The amount of cash paid, if any, or the timing of such payment in connection with the COH matter will depend on the outcome of the California Supreme Court's review of the matter; however, we expect that it may take longer than one year to resolve this matter. See Note 3, "Leases and Contingencies," in the Notes to the Condensed Consolidated Financial Statements of Part I, Item 1 of this Form 10-Q for further information regarding our litigation. Also included in this line is a charge in the second quarter of 2005 related to a litigation settlement and amounts received during the first quarter of 2005 for a litigation settlement.

Operating Income

Operating income was $583.2 million in the third quarter of 2005, a 72% increase from the third quarter of 2004, and was $1,383.2 million in the first nine months of 2005, a 65% increase from the comparable period in 2004.

Other Income, Net

	Three Months Ended September 30,			Nine Months Ended September 30,

Other Income, Net (in millions)	2005	2004	% Change	2005	2004	% Change

	(In millions)
Gains on sales of biotechnology equity securities and other	$3.5	$10.5	(67)%	$5.0	$11.6	(57)%
Write-downs of biotechnology debt, equity securities and other	(2.1)	(12.0)	(83)	(5.7)	(12.0)	(53)
Interest income	41.2	26.9	53	97.9	66.4	47
Interest expense	(20.2)	(1.9)	963	(26.9)	(4.7)	472

Total other income, net	$22.4	$23.5	(5)	$70.3	$61.3	15

Other income, net decreased 5% to $22.4 million in the third quarter and increased 15% to $70.3 million in the first nine months of 2005 from the comparable periods in 2004. The components of net income have changed primarily due to the effects of our debt issuance in July 2005. Interest expense increased in the third quarter of 2005 due to the new debt service costs, and investment income increased as a result of the higher average cash balances maintained.

Income Tax Provision

The effective income tax rate was 41% in the third quarter and 35% for first nine months of 2005, as compared to 36% in the third quarter and first nine months of 2004. The increase in the income tax rate from the third quarter of 2004 is primarily due to increased income before taxes and a reduction of $27.1 million in estimated R&D tax credits primarily related to the current year. The decrease in the income tax rate from the first nine months of 2004 primarily relates to a net benefit from recognizing additional R&D tax credits, partially offset by higher income before taxes.

We anticipate that our annual 2005 effective income tax rate will be approximately 36-37%. Various factors may have favorable or unfavorable effects on our effective tax rate during the remainder of 2005 and in subsequent years. These factors include, but are not limited to, interpretations of existing tax laws, changes in tax laws and rates, past and future levels of R&D spending, and changes in overall levels of income before taxes, all of which may result in periodic revisions to our effective tax rate.

Liquidity and Capital Resources

Liquidity and Capital Resources	September 30, 2005	December 31, 2004

	(In millions)
Unrestricted cash, cash equivalents, short-term investments and long-term marketable debt and equity securities	$4,148.4	$2,780.4
Net receivable - equity hedge instruments	90.7	21.3

Total unrestricted cash, cash equivalents, short-term investments, long-term marketable debt and equity securities, and equity hedge instruments	4,239.1	2,801.7

Working capital	3,439.6	2,187.3
Current ratio	3.5:1	2.8:1

Unrestricted cash, cash equivalents, short-term investments and long-term marketable securities were approximately $4.1 billion at September 30, 2005, an increase of approximately $1.4 billion, or 49%, from December 31, 2004. This increase primarily reflects cash generated from our July 2005 debt issuance, operations, which includes income from investments, and proceeds from activity related to our employee stock plans; partially offset by cash used for capital expenditures, including repayment of our lease commitments, repurchase of our common stock, purchase of marketable securities, and repayment of our long-term debt and noncontrolling interests obligation under a synthetic lease. To mitigate the risk of market value fluctuation, certain of our biotechnology equity securities are hedged with zero-cost collars and forward contracts, which are carried at fair value. Unrestricted cash, cash equivalents, short-term investments and long-term marketable securities, including the fair value of the equity hedge instruments, were approximately $4.2 billion at September 30, 2005, an increase of approximately $1.4 billion from December 31, 2004. See Note 1, "Summary of Significant Accounting Policies -- Comprehensive Income," in the Notes to the Condensed Consolidated Financial Statements of Part I, Item 1 of this Form 10-Q for further information regarding activity in our marketable investment portfolio and derivative instruments.

On July 18, 2005, we completed a private placement of $2.0 billion aggregate principal amount of five-year, 10-year and 30-year senior notes (collectively, the "Notes"). We used approximately $585.0 million of the net proceeds to repay our remaining obligations under synthetic lease arrangements. We intend to use part of the proceeds to fund capital expenditures, including modifications plus start-up and validation costs at our recently acquired biologics manufacturing facility in Oceanside, California. We intend to use the balance of the net proceeds for general corporate purposes, which may include working capital requirements, stock repurchases, R&D expenses and acquisitions of or investments in products, technologies, facilities and businesses. Pending the use of the remaining funds in this manner, we invest them in interest-bearing or other yield producing investments.

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

Our "accounts receivable -- product sales" was $509.5 million at September 30, 2005, a decrease of $89.6 million from December 31, 2004. The average collection period of our "accounts receivable -- product sales" as measured in days sales outstanding (or "DSO") was 32 days for the third quarter 2005, as compared to 50 days in the third quarter of 2004 and 36 days in the second quarter of 2005. The decline in the accounts receivable balance and the DSO reflect the termination of the extended payment term incentive program in the first quarter of 2005. The level of accounts receivable with extended dating has declined steadily as customer payments have been received. The DSO has normalized this quarter due to the payment of the remaining accounts receivables with extended dating earlier this quarter. The DSO for the third quarter of 2005 also decreased by an additional four days primarily due to favorable collections. As a result, we expect our near term DSO to be consistent with our third and second quarter 2005 DSO and range between 32 and 36 days. For future new product launches, we may offer, for a limited period, extended payment terms to allow customers and doctors purchasing the drug sufficient time to process reimbursements.

On January 12, 2005, we and XOMA Ltd. (or "XOMA") restructured our collaboration agreement related to Raptiva, effective January 1, 2005. Under this restructured agreement, the previous costs and profit sharing arrangement in the U.S. was modified to a royalty arrangement. As a result of restructuring the XOMA collaboration agreement, in the first quarter of 2005 we reclassified the former development loan receivable (approximately $29.2 million) to a prepaid royalty, of which $4.5 million was included in "prepaid expenses" and $24.7 million was included in "other long-term assets" in the accompanying condensed consolidated balance sheets. The prepaid royalty is being amortized to COS associated with the related Raptiva revenues.

Cash Used in Investing Activities

Cash used in investing activities primarily relate to purchases, sales and maturities of investments and capital expenditures. Capital expenditures were $1.1 billion during the first nine months of 2005 compared to $418.2 million during the first nine months of 2004. Capital expenditures in the first nine months of 2005 included the purchase of the Oceanside plant for $408.1 million in cash plus $9.3 million in closing costs, $160.0 million repayment of our synthetic lease obligation on a research facility in South San Francisco, California, ongoing construction of our manufacturing facility in Vacaville, California, the purchase of land, equipment and information systems, and ongoing construction costs in support of our manufacturing and corporate infrastructure needs. We expect to incur additional capital costs at the Oceanside plant over the next 21 months, primarily for modifications and start-up and validation costs.

We currently anticipate that our capital expenditures for the full year 2005 will be approximately $1.6 billion, which includes the June 2005 purchase of the Oceanside plant and $160.0 million for the repayment of our synthetic lease obligation on a research facility in South San Francisco, California.

Cash Provided by or Used in Financing Activities

Cash provided by or used in financing activities is primarily related to activity under our employee stock plans and our stock repurchase program. We received $633.7 million during the first nine months of 2005 and $421.1 million during the first nine months of 2004, related to stock option exercises and stock issuances under our employee stock plans. We also used cash for stock repurchases of $1.1 billion during the first nine months of 2005 and $821.4 million during the first nine months of 2004 pursuant to our stock repurchase program approved by our Board of Directors.

Using the proceeds of our recently completed debt issuance, we extinguished our remaining $425.0 million total lease obligation with respect to our Vacaville, California, manufacturing facility during the third quarter of 2005.

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

Our shares repurchased during the first nine months of 2005 were as follows (shares in millions):

	Total Number of Shares Purchased in 2005	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

January 1-31, 2005	1.4	$48.98
February 1-28, 2005	1.3	47.13
March 1-31, 2005	0.5	48.90
April 1-30, 2005	0.1	56.83
July 1-31, 2005	1.3	88.57
August 1-31, 2005	9.2	88.58

Total	13.8	78.95	39.5	40.5

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

Leases

During the third quarter of 2005, we paid $160.0 million to exercise our right to purchase a research facility in South San Francisco, California, which was subject to a synthetic lease. As a result, the value of the building in South San Francisco is included in the accompanying condensed consolidated balance sheets at September 30, 2005. Also during the third quarter of 2005, we paid $425.0 million to extinguish the debt and the noncontrolling interests related to a synthetic lease obligation on our manufacturing plant in Vacaville, California. As discussed in Note 6, "Leases, Commitments and Contingencies" of our Annual Report on Form 10-K for the year ended December 31, 2004, the synthetic lease for the manufacturing plant in Vacaville was accounted for under the provisions of FIN 46R, a revision of Interpretation 46.

In December 2004, we entered into a Master Lease Agreement with Slough SSF, LLC for the lease of property adjacent to our South San Francisco campus. The property will be developed into eight buildings and two parking structures. The lease of the property will take place in two phases pursuant to separate lease agreements for each building as contemplated by the Master Lease Agreement. Phase I building leases will begin throughout 2006 and Phase II building leases may begin as early as 2008. For accounting purposes, due to the nature of our involvement with the construction of the buildings subject to the Master Lease Agreement, we are considered to be the owner of the assets during the construction period through the lease commencement date, even though the funds to construct the building shell and some infrastructure costs are paid by the lessor. As such, in the first nine months of 2005, we have capitalized $93.8 million of construction costs in property, plant and equipment, and have also recognized a corresponding amount as a construction financing obligation in "long-term debt" in the accompanying condensed consolidated balance sheets. We expect at the time of completion of the project, if all the buildings and infrastructure were completed by the lessor, our construction asset and related obligation will be in excess of $365.0 million. Our aggregate lease payments as contemplated by the Master Lease Agreement through 2020 (if there is no acceleration or delay in the rent commencement date for the second phase of the buildings) will be approximately $540.1 million.

Contractual Obligations

During the first nine months of 2005, we believe there have been no significant changes in our payments due under contractual obligations as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2004, except for the following: (i) We extinguished our $412.3 million debt and $12.7 million noncontrolling interests obligation related to a synthetic lease on our manufacturing facility in Vacaville, California (see "Liquidity and Capital Resources" above for more information on this synthetic lease transaction); (ii) On July 18, 2005, we issued the following debt instruments: $500.0 million principal amount of 4.40% Senior Notes due 2010, $1.0 billion principal amount of 4.75% Senior Notes due 2015 and $500.0 million principal amount of 5.25% Senior Notes due 2035. See Note 4, "Debt Issuance," in the Notes to Condensed Consolidated Financial Statements of Part I, Item 1 of this Form 10-Q for further information.

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

Roche's Ability to Maintain Its Percentage Ownership Interest in Our Stock

We issue additional shares of common stock in connection with our stock option and stock purchase plans, and we may issue additional shares for other purposes. Our affiliation agreement with Roche provides, among other things, that we establish a stock repurchase program designed to maintain Roche's percentage ownership interest in our common stock. The affiliation agreement provides that we will repurchase a sufficient number of shares pursuant to this program such that, with respect to any issuance of common stock by Genentech in the future, the percentage of Genentech common stock owned by Roche immediately after such issuance will be no lower than Roche's lowest percentage ownership of Genentech common stock at any time after the offering of common stock occurring in July 1999 and prior to the time of such issuance, except that Genentech may issue shares up to an amount that would cause Roche's lowest percentage ownership to be no more than 2% below the "Minimum Percentage." The Minimum Percentage equals the lowest number of shares of Genentech common stock owned by Roche since the July 1999 offering (to be adjusted in the future for dispositions of shares of Genentech common stock by Roche as well as for stock splits or stock combinations) divided by 1,018,388,704 (to be adjusted in the future for stock splits or stock combinations), which is the number of shares of Genentech common stock outstanding at the time of the July 1999 offering, as adjusted for the two-for-one splits of Genentech common stock in November 1999, October

2000 and May 2004. We repurchased shares of our common stock in 2005 and 2004 (see discussion above in "Liquidity and Capital Resources -- Cash Provided by or Used in Financing Activities"). As long as Roche's percentage ownership is greater than 50%, prior to issuing any shares, the affiliation agreement provides that we will repurchase a sufficient number of shares of our common stock such that, immediately after our issuance of shares, Roche's percentage ownership will be greater than 50%. The affiliation agreement also provides that, upon Roche's request, we will repurchase shares of our common stock to increase Roche's ownership to the Minimum Percentage. In addition, Roche will have a continuing option to buy stock from us at prevailing market prices to maintain its percentage ownership interest. The Minimum Percentage at September 30, 2005 was 57.7% and, under the terms of the affiliation agreement, Roche's lowest ownership percentage is to be 55.7%. At September 30, 2005, Roche's ownership percentage was 55.5%. We expect that future share repurchases under our share repurchase program will increase Roche's ownership percentage.

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

Hoffmann-La Roche

Under our existing arrangements with Hoffmann-La Roche, including our licensing and marketing agreement, we recognized contract revenue from Hoffmann-La Roche, including amounts earned related to ongoing development activities, of $23.9 million in the third quarter of 2005 and $4.3 million in the third quarter of 2004, and $58.8 million in the first nine months of 2005 and $53.9 million in the first nine months of 2004. All other revenues from Hoffmann-La Roche and their affiliates, principally royalties and product sales, were $181.4 million in the third quarter of 2005 and $106.9 million in the third quarter of 2004, and $470.9 million in the first nine months of 2005 and $317.5 million in the first nine months of 2004. COS included amounts related to Hoffmann-La Roche of $44.8 million in the third quarter of 2005 and $22.5 million in the third quarter of 2004, and $118.6 million in the first nine months of 2005 and $70.8 million in the first nine months of 2004. R&D expenses included amounts related to Hoffmann-La Roche of $42.4 million in the third quarter of 2005 and $25.7 million in the third quarter of 2004, and $110.4 million in the first nine months of 2005 and $100.4 million in the first nine months of 2004.

Novartis

We understand that the Novartis Group holds approximately 33.3% of the outstanding voting shares of Roche Holding Ltd. As a result of this ownership, the Novartis Group is deemed to have an indirect beneficial ownership interest under FAS 57 "Related Party Disclosures" of more than 10% of Genentech's voting stock.

Under an arrangement with Novartis, a holding company of the Novartis Group, and Tanox, Inc., we currently supply Xolair and receive cost plus a mark-up similar to other supply arrangements. Novartis will be manufacturing all future worldwide bulk supply of Xolair at their Huningue production facility in France, upon FDA licensure, expected in early 2006. Future production costs of Xolair may initially be higher than those currently reflected in our COS as a result of any production shift from Genentech to Novartis until production economies of scale can be achieved by that manufacturing party.

Contract revenue from Novartis related to manufacturing, commercial and ongoing development activities, was $13.0 million in the third quarter of 2005 and $11.0 million in the third quarter of 2004, and $34.9 million in the first nine months of 2005 and $31.9 million in the first nine months of 2004. Revenue from Novartis related to product sales was not material in the third quarters and the first nine months of 2005 and 2004. COS was not material in the third quarters of 2005 and 2004. COS was $15.1 million in the first nine months of 2005, which included a one-time payment in the second quarter of 2005 related to our release from future manufacturing obligations. COS was not material in the first nine months of 2004. R&D expenses include amounts related to Novartis of $12.6 million in the third quarter of 2005 and $11.2 million in the third quarter of 2004, and $32.4 million in the first nine months of

2005 and $31.0 million in the first nine months of 2004. Collaboration profit sharing expenses were $40.9 million in the third quarter of 2005 and $21.6 million in the third quarter of 2004, and $93.3 million in the first nine months of 2005 and $48.2 million in the first nine months of 2004.

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

General Option Information

Summary of Option Activity
(Shares in thousands)

		Options Outstanding

	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price

December 31, 2003	40,732	96,126	$25.18
Grants	(20,967)	20,967	53.04
Exercises	-	(21,484)	20.81
Cancellations	1,843	(1,843)	29.92
Additional shares reserved(1)	80,000	-	-

December 31, 2004	101,608	93,766	32.32
Grants	(18,909)	18,909	83.78
Exercises	-	(23,390)	24.69
Cancellations	1,551	(1,551)	40.25

September 30, 2005 (Year to date)	84,250	87,734	45.31

___________
(1)	Additional shares have been reserved for issuance under the 2004 Equity Incentive Plan approved by stockholders on April 16, 2004. No awards have been made under this Plan.

In-the-Money and Out-of-the-Money Option Information
(Shares in thousands)

	Exercisable		Unexercisable		Total

As of September 30, 2005	Shares	Wtd. Avg. Exercise Price	Shares	Wtd. Avg. Exercise Price	Shares	Wtd. Avg. Exercise Price

In-the-Money	38,925	$28.90	31,765	$43.58	70,690	$35.50
Out-of-the-Money(1)	3	85.83	17,041	86.00	17,044	86.00

Total Options Outstanding	38,928		48,806		87,734

___________
(1)	Out-of-the-money options are those options with an exercise price equal to or greater than the fair market value of Genentech Common Stock, $84.21, at the close of business on September 30, 2005.

Dilutive Effect of Options

Net grants, as a percentage of outstanding shares, were 1.65% for the nine months ended September 30, 2005, 1.82% for the twelve months ended December 31, 2004 and 1.69% for the twelve months ended December 31, 2003.

Equity Compensation Plan Information

Our stockholders have approved all of our equity compensation plans under which options are outstanding.

******

Our Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements regarding achievement of our 5x5 goals, including growth in non-GAAP EPS, and the number of products/indications in late stage development; our Horizon 2010 goals, including becoming the number one U.S. oncology company by 2010, adding programs into research and clinical development and bringing products/indications to market, building a leading immunology business, increasing our leadership in tissue growth and repair, and achieving non-GAAP growth rates to be considered a growth company; Avastin, Herceptin, and Tarceva sales growth opportunities; the timeframe of licensure of manufacturing facilities or processes; FDA filings for Avastin, Herceptin and Lucentis; the impact of Medicare legislation on sales of our products; and sales to collaborators, royalties, contract revenues, cost of sales, R&D and MG&A expenses, collaboration profit-sharing expenses and capital expenditures. Actual results could differ materially.

For a discussion of the risks and uncertainties associated with achieving our 5x5 and Horizon 2010 goals of adding programs into research and clinical development and bringing products/indications to market, our estimates of our capital expenditures, cost of sales, R&D and MG&A expenses, collaboration profit-sharing expenses, and timeframe of licensure of manufacturing facilities or processes, FDA filings for Avastin, Herceptin and Lucentis, see "The successful development of biotherapeutics is highly uncertain and requires significant expenditures," "We may be unable to obtain or maintain regulatory approvals for our products," "Difficulties or delays in product manufacturing or in obtaining materials from our suppliers could harm our business and/or negatively impact our financial performance," "Protecting our proprietary rights is difficult and costly," "If there is an adverse outcome in our pending litigation or other legal actions our business may be harmed," and "We may be unable to retain skilled personnel and maintain key relationships" sections of "Forward-Looking Information and Cautionary Factors That May Affect Future Results" below; for our Horizon 2010 goal of becoming number one in U.S. oncology sales and building a leading immunology business, increasing our leadership in tissue growth and repair, Avastin, Herceptin and Tarceva sales growth opportunities and expected revenues from sales to collaborators, see all of the foregoing and "We may be unable to manufacture certain of our products if there is BSE contamination of our bovine source raw material," "We face competition," "Other factors could affect our product sales," "We may incur material product liability costs," "Insurance coverage is increasingly more difficult to obtain or maintain," and "We are subject to environmental and other risks;" for royalties and contract revenues, see "Our results of operations are affected by our royalty and contract;" for the impact of Medicare legislation on our product sales, see "Decreases in third party reimbursement rates may affect our product sales, results of operations and financial condition;" for non-

GAAP EPS growth, see all of "Forward-Looking Information and Cautionary Factors That May Affect Future Results" below. We disclaim and do not undertake any obligation to update or revise any forward-looking statements in this Form 10-Q.

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

The successful development of biotherapeutics is highly uncertain and requires significant expenditures

Successful development of biotherapeutics is highly uncertain. Products that appear promising in research or early phases of development may fail to reach later stages of development or the market for several reasons including:

  Preclinical tests may show the product to be toxic or lack efficacy in animal models.

  Clinical trial results that may show the product to be less effective than desired (e.g., the trial failed to meet its objectives) or to have harmful or problematic side effects.

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

  Loss of, or changes to, previously obtained approvals, including those resulting from post-approval safety or efficacy issues.

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

Difficulties or delays in product manufacturing or in obtaining materials from our suppliers could harm our business and/or negatively effect our financial performance

Manufacturing biotherapeutics is difficult and complex, and requires facilities specifically designed and validated for this purpose. It can take longer than five years to design, construct, validate, and license a new biotech manufacturing facility. We currently produce all of our products at our manufacturing facilities located in South San Francisco, California, Vacaville, California, Porriño, Spain, or through various contract-manufacturing arrangements. Problems with any of our or our contractors' manufacturing processes could result in failure to produce adequate product supplies or product defects which could require us to delay shipment of products, recall products previously shipped or be unable to supply products at all. In addition, we may need to record period charges associated with manufacturing or inventory failures or other production-related costs that are not absorbed into inventory or incur costs to secure additional sources of capacity. Furthermore, there are inherent uncertainties associated with forecasting future demand, especially for newly introduced products of ours or of those for whom we produce products, and as a consequence we may have inadequate capacity to meet our own actual demands and/or the actual demands of those for whom we produce product.

In order to maintain adequate supply to keep up with growing demand for our products, we must successfully implement a number of manufacturing capacity enhancement projects on schedule, utilize nearly 100 percent of our production capacity in the next several years and maintain a state of regulatory compliance at all of our production sites. If we for any reason fail to obtain licensure for our capacity enhancement projects on schedule, fail to operate at or near capacity, fail to maintain a state of regulatory compliance, or if actual demand significantly exceeds our internal forecasts, we may be unable to maintain an adequate supply of our product to meet all demand. Key capacity enhancement projects, which we must successfully implement, include the following: (i) licensure of Novartis' plant in Huningue, France to produce Xolair bulk drug substance by early 2006; (ii) licensure of our Wyeth Pharmaceuticals contract manufacturing facility at Andover, Massachusetts, to produce Herceptin bulk drug substance by the end of 2006; (iii) licensure of additional capacity at our Porriño, Spain facility in 2006 to produce Avastin bulk drug substance for commercial use; (iv) licensure of yield improvement processes for Rituxan by the end of 2006 and for Avastin by early 2007; (v) licensure of our recently acquired Oceanside, California manufacturing facility during the first half of 2007; (vi) construction, qualification and licensure of our new plant in Vacaville, California by the end of 2009.

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

We face competition

We face competition from pharmaceutical companies, pharmaceutical divisions of chemical companies, and biotechnology companies.

The introduction of new products or follow-on biologics or new information about existing products may result in lost market share for us and/or lower prices, even for products protected by patents. Over the longer term, our and our collaborators' abilities to successfully market current products, expand their usage and bring new products to the marketplace will depend on many factors, including but not limited to the effectiveness and safety of the products, FDA and foreign regulatory agencies' approvals of new products and indications, the degree of patent protection afforded to particular products, and the effect of managed care as an important purchaser of pharmaceutical products.

With respect to Avastin, another biologic being used in the metastatic colorectal cancer setting is ImClone/Bristol-Myers Squibb's ERBITUX®, which is an EGFR-inhibitor approved for the treatment of irinotecan refractory or intolerant metastatic colorectal cancer patients. We are also aware of products in development at other biotechnology or pharmaceutical companies that, if successful in clinical trials, may compete with Avastin for the indication for which we have approval or for indications for which we are seeking, or may seek, approval.

We are aware that some retinal specialists are currently using Avastin to treat the wet form of age-related macular degeneration, an unapproved use, and that there may be continued Avastin use in this setting even after Lucentis has been approved for commercial use, which may decrease the market potential for Lucentis.

Rituxan's current competitors include BEXXAR® (GSK), VELCADE® (Millennium) and ZEVALIN® (Biogen Idec).

Tarceva faces competition from new and established chemotherapy regimens. Specifically, Tarceva competes with the chemotherapeutic products Taxotere® and Alimta®, both of which are indicated for the treatment of relapsed non-small cell lung cancer.

Regarding Xolair, in mid-October 2005, Critical Therapeutics, Inc. launched Zyflo for the prevention and chronic treatment of asthma in patients 12 years of age and older. While not a direct competitor to Xolair, we understand that Critical Therapeutics' marketing efforts are directed at the use of Zyflo prior to Xolair. We are also aware of other asthma therapies that may compete with Xolair.

Raptiva competes with established therapies for moderate-to-severe psoriasis including oral systemics such as methotrexate and cyclosporin, as well as ultraviolet light therapies. In addition, Raptiva competes with FDA-approved biologic agents Amevive® and ENBREL® which are marketed by Biogen Idec and Amgen Inc., respectively. Although not FDA approved for use in psoriasis, both Remicade® and Humira®, marketed by Centocor and Abbott, respectively, are used off-label in the psoriasis market. In October 2005, Centocor filed with the FDA for approval of Remicade® for the treatment of psoriasis and we expect Abbott to seek FDA approval for a psoriasis indication for Humira® in the future.

In the growth hormone market, we face competition from other companies currently selling growth hormone products and delivery devices. Some competitors have additional indications of Prader Willi Syndrome and SGA (small for gestational age) for which Nutropin is not approved. As a result of multiple competitors, we have experienced and may continue to experience a loss of market share and a demand for increasing discounts to managed care.

We face competition in our acute myocardial infarction market with sales of TNKase and Activase impacted by the adoption of mechanical reperfusion strategies by physicians. We expect that the use of mechanical reperfusion in lieu of thrombolytic therapy for the treatment of acute myocardial infarction will continue to grow.

In addition to the commercial products listed above, there are numerous products in development at other biotech and pharmaceutical companies that, if successful in clinical trials, may compete with our products.

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

Protecting our proprietary rights is difficult and costly

The patent positions of pharmaceutical and biotechnology companies can be highly uncertain and involve complex legal and factual questions. Accordingly, we cannot predict with certainty the breadth of claims allowed in these companies' patents. Patent disputes are frequent and can preclude the commercialization of products. We have in the past been, are currently, and may in the future be, involved in material litigation and other legal proceedings relating to our proprietary rights, such as the Cabilly reexamination and the other matters discussed in Note 3, "Leases and Contingencies," in the Notes to Condensed Consolidated Financial Statements of Part I, Item 1 of this Form 10-Q. Such litigation and other legal proceedings are costly in their own right and could subject us to significant liabilities to third-parties. An adverse decision could force us to either obtain third-party licenses at a material cost or cease using the technology or commercializing the product in dispute. An adverse decision with respect to one or more of our patents or other intellectual property rights could cause us to incur a material loss of royalties and other revenue from licensing arrangements that we have with third-parties, and could significantly interfere with our ability to negotiate future licensing arrangements.

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

Among other benefits, we use stock options to attract and retain personnel. However, our affiliation agreement with Roche provides that, among other things, we will establish a stock repurchase program designed to maintain Roche's percentage ownership in our common stock if we issue or sell any shares. In addition, changes in stock option accounting rules will require us to recognize all stock-based compensation costs as expenses. These factors could adversely effect the number of shares management and our board of directors choose to grant under our stock option plans. We therefore cannot assure you that we will be able to attract or retain skilled personnel or maintain key relationships or that the costs of retaining such personnel or maintaining such relationships will not materially increase.

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

  Whether and when contract milestones are achieved.

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

Insurance coverage is increasingly more difficult and costly to obtain or maintain

While we currently have a certain amount of insurance for our business, property and our products first- and third-party insurance is increasingly more costly and narrower in scope, and we may be required to assume more risk in the future or make significant expenditures to maintain our current levels of insurance. If we are subject to third-party claims or suffer a loss or damage in excess of our insurance coverage, we may be required to share that risk in excess of our insurance limits. Furthermore, any first- or third-party claims made on our insurance policy may impact our ability to obtain or maintain insurance coverage at reasonable costs or at all in the future.

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

Our integration of new information systems could disrupt our internal operations, which could harm our revenues and increase our expenses

Portions of our information technology infrastructure may experience interruptions, delays or cessations of service or produce errors. As part of our Enterprise Resource Planning efforts, we are implementing new information systems, but we may not be successful in implementing all of the new systems, and transitioning data and other aspects of the process could be expensive, time consuming, disruptive and resource intensive. Any disruptions that may occur in the implementation of new systems or any future systems could adversely affect our ability to report in an accurate and timely manner the results of our consolidated operations, our financial position and cash flows. Disruptions to these systems also could adversely impact our ability to fulfill orders and interrupt other operational processes. Delayed sales, lower margins or lost customers resulting from these disruptions could adversely affect our financial results.

Our stock price, like that of many biotechnology companies, is volatile

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

Our affiliation agreement with Roche Holdings, Inc. (or "Roche") could adversely affect our cash position

Our affiliation agreement with Roche provides that we establish a stock repurchase program designed to maintain Roche's percentage ownership interest in our common stock based on an established Minimum Percentage. For more information on our stock repurchase program, see discussion above in "Liquidity and Capital Resources -- Cash Provided by or Used in Financing Activities." See Note 5, "Relationship with Roche and Related Party Transactions," in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for information regarding the Minimum Percentage.

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

Future sales of our common stock by Roche could cause the price of our common stock to decline

As of September 30, 2005, Roche owned 587,189,380 shares of our common stock or 55.5% of our outstanding shares. All of our shares owned by Roche are eligible for sale in the public market subject to compliance with the applicable securities laws. We have agreed that, upon Roche's request, we will file one or more registration statements under the Securities Act in order to permit Roche to offer and sell shares of our common stock. Sales of a substantial number of shares of our common stock by Roche in the public market could adversely affect the market price of our common stock.

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

  Require us to establish a stock repurchase program designed to maintain Roche's percentage ownership interest in our common stock based on an established Minimum Percentage. For information regarding Minimum Percentage, see Note 5, "Relationship with Roche and Related Party Transactions," in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for a discussion of our relationship with Roche and Roche's ability to maintain its percentage ownership interesting our stock. For more information on our stock repurchase program, see discussion above in "Liquidity and Capital Resources -- Cash Provided by or Used in Financing Activities."

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

Our effective tax rate may vary significantly

Various internal and external factors may have favorable or unfavorable effects on our future effective tax rate. These factors include but are not limited to changes in tax laws, regulations and/or rates, changing interpretations of existing tax laws or regulations, future levels of R&D spending, and changes in overall levels of income before taxes.

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

There may be potential new accounting pronouncements or regulatory rulings, which may have an impact on our future financial position and results of operations. In December 2004, the FASB issued a revision of Statement of Financial Accounting Standards (or "FAS") No. 123, "Accounting for Stock-Based Compensation." The revision is referred to as "FAS 123R -- Share-Based Payment", which supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and will require companies to recognize compensation expense, using a fair-value based method, for costs related to share-based payments including stock options and stock issued under our employee stock plans. We expect to adopt FAS 123R using the modified prospective basis on January 1, 2006. We expect that our adoption of FAS 123R will result in compensation expense comparable, before the effect of capitalizing manufacturing related compensation expenses into inventory, to those disclosed in Note 1, "Summary of Significant Accounting Policies -- Accounting for Stock-Based Compensation," in the Notes to Condensed Consolidated Financial Statements of Part I, Item 1 of our Form 10-Q. We are currently evaluating option valuation methodologies and assumptions in light of FAS 123R; the methodologies and assumptions we ultimately use to adopt FAS 123R may be different than those currently used as discussed in Note 1, "Summary of Significant Accounting Policies -- Accounting for Stock-Based Compensation," in the Notes to Condensed Consolidated Financial Statements of Part I, Item 1 of our Form 10-Q. We currently expect that our adoption of FAS 123R will have a material impact on our consolidated results of operations.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Our market risks at September 30, 2005 have not changed significantly from those discussed in Item 7A of our Form 10-K for the year ended December 31, 2004 on file with the Securities and Exchange Commission, except as a result of additional economic interest rate risks corresponding with our debt issuance in July 2005.

On July 18, 2005, we completed a private placement of $500.0 million in Senior Notes due 2010, $1.0 billion in Senior Notes due 2015 and $500.0 million in Senior Notes due 2035. Simultaneously, we entered into a series of interest rate swap agreements to protect against interest rate volatility with respect to the 2010 Notes. See Note 4, "Debt Issuance" and Note 1, "Summary of Significant Accounting Policies -- Derivative Financial Instruments" section in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.

Loss with respect to interest rate risk is defined in the value at risk estimation as fair market value loss due to market movements in interest rates on a portfolio, given a specified confidence level and holding period. Given that the maturity dates for our Senior Notes due 2015 and 2035 are significantly longer than the average maturity of our interest-bearing asset portfolio, the estimated fair market value exposures discussed below are largely driven by these Senior Notes.

As of September 30, 2005, changes in interest rates, within a 95% confidence level based on historical interest rate movements, could result in potential losses in the fair value of our combined interest rate sensitive assets, Senior Notes and related interest rate derivative instruments of $40.1 million.

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

(b) Changes in internal control over financial reporting.  On August 1, 2005, the Company implemented the first of two phases of an Enterprise Resource Planning (or "ERP") system, using SAP software and methodology, replacing the Company's general ledger, financial reporting, order management, procurement and data warehouse systems.

Other than the changes discussed above, there were no other changes in the Company's internal control over financial reporting that occurred during the period covered by this Form 10-Q that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

In connection with the interference proceeding regarding Chiron and United States (or "U.S.") Patent No. 6,054,561, on September 30, 2005, the Board filed two Orders and issued two Judgments ordering judgment against both parties as to the subject matter of both counts at issue in the interferences and declaring that neither party is entitled to any of the claims corresponding to the count. We are evaluating on which issues, if any, we will seek review.

In connection with the reexamination of the '415 Cabilly patent, on September 13, 2005, the U.S. Patent Office issued an initial "non-final" Office action rejecting the claims of the '415 or Cabilly patent. This action is a routine and expected next step in the reexamination procedure. Our response is due within 60 days from the mailing date of the action; however on October 26, 2005 we filed a request with the Patent Office for an additional 30 days in which to file the response. The Patent Office has not yet acted on that request. The reexamination process is ongoing. The claims of the '415 patent remain valid and enforceable throughout the reexamination process.

With respect to the MedImmune lawsuit, on October 18, 2005, the U.S. Court of Appeals for the Federal Circuit affirmed the judgment of the District Court in all respects. MedImmune still has the opportunity to seek further review of this decision before the Federal Circuit and the United States Supreme Court.

See also Note 3, "Leases and Contingencies," in the Notes to Condensed Consolidated Financial Statements of Part I, Item 1 of this Form 10-Q.

See also Item 3 of our report on Form 10-K for the year ended December 31, 2004, and Part II, Item 1 of each of our reports on Form 10-Q for the quarters ended March 31, 2005 and June 30, 2005.

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

Our shares repurchased for the three months ended September 30, 2005 were as follows (shares in millions):

	Total Number of Shares Purchased in 2005	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

July 1-31, 2005	1.3	$88.57
August 1-31, 2005	9.2	88.58
September 1-30, 2005	-	-

Total	10.5		39.5	40.5

The par value method of accounting is used for common stock repurchases. The excess of the cost of shares acquired over the par value is allocated to additional paid-in capital with the amounts in excess of the estimated original sales price charged to accumulated deficit.

Item 6.  Exhibits
(i)	10.30	Purchase Agreement, dated as of July 13, 2005, among Genentech, Inc. and Citigroup Global Markets, Inc. and Goldman, Sachs & Co. as representatives of the initial purchasers.

(ii)	10.31*	Manufacturing and Supply Agreement between Genentech, Inc. and Lonza Biologics, Inc. dated December 7, 2003.

(iii)	10.32*	Toll Manufacturing Agreement by and between Wyeth, acting through its Wyeth Pharmaceuticals Division, and Genentech, Inc. dated September 15, 2004.

(iv)	15.1	Letter regarding Unaudited Interim Financial Information.

(v)	31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

(vi)	31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

(vii)	32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

GENENTECH, INC.
Date:	October 31, 2005	/s/ARTHUR D. LEVINSON

Arthur D. Levinson, Ph.D. Chairman and Chief Executive Officer

Date:	October 31, 2005	/s/DAVID A. EBERSMAN

David A. Ebersman Senior Vice President and Chief Financial Officer

Date:	October 31, 2005	/s/JOHN M. WHITING

John M. Whiting Vice President, Controller and Chief Accounting Officer