Form 10-K
period 2005-12-31
GENENTECH INC
filed 2006-02-17
CIK 318771

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
____________________

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission file number: 1-9813

GENENTECH, INC.
(Exact name of registrant as specified in its charter)

A Delaware Corporation (State or other jurisdiction of incorporation or organization)	94-2347624 (I.R.S. Employer Identification No.)

1 DNA Way, South San Francisco, California (Address of principal executive offices)	94080 (Zip Code)

(650) 225-1000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.02 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
               None
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of Act).  Yes ☑ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of Act).  Yes ☐ No ☑

The aggregate market value of Common Stock held by non-affiliates as of June 30, 2005 was $33,746,869,526.(A) All executive officers and directors of the registrant and Roche Holdings, Inc. have been deemed, solely for the purpose of the foregoing calculation, to be “affiliates” of the registrant.

Number of shares of Common Stock outstanding as of February 13, 2006:  1,053,871,674

Documents incorporated by reference:
Definitive Proxy Statement with respect to the 2006 Annual Meeting of Stockholders to be filed by Genentech, Inc.
with the Securities and Exchange Commission (hereinafter referred to as "Proxy Statement")
Part III
______________
(A)	Excludes 587,256,075 shares of Common Stock held by directors and executive officers of Genentech and Roche Holdings, Inc.

GENENTECH, INC.

2005 Form 10-K Annual Report

In this report, “Genentech,” “we,” “us” and “our” refer to Genentech, Inc. “Common Stock” refers to Genentech’s Common Stock, par value $0.02 per share, “Special Common Stock” refers to Genentech’s callable putable Common Stock, par value $0.02 per share, all of which was redeemed by Roche Holdings, Inc. (or “Roche”) on June 30, 1999.

We own or have rights to various copyrights, trademarks and trade names used in our business including the following: Activase® (alteplase, recombinant) tissue-plasminogen activator; Avastin® (bevacizumab) anti-VEGF antibody; Cathflo® Activase® (alteplase for catheter clearance); Herceptin® (trastuzumab) anti-HER2 antibody; Lucentis™ (ranibizumab, rhuFab V2) anti-VEGF antibody fragment; Nutropin® (somatropin (rDNA origin) for injection) growth hormone; Nutropin AQ® and Nutropin AQ Pen® (somatropin (rDNA origin) for injection) liquid formulation growth hormone; Nutropin Depot® (somatropin (rDNA origin) for injectable suspension) encapsulated sustained-release growth hormone; Omnitarg™ (pertuzumab) HER dimerization inhibitor; Protropin® (somatrem for injection) growth hormone; Pulmozyme® (dornase alfa, recombinant) inhalation solution; Raptiva® (efalizumab) anti-CD11a antibody; and TNKase™ (tenecteplase) single-bolus thrombolytic agent. Rituxan® (rituximab) anti-CD20 antibody is a registered trademark of Biogen Idec Inc.; Tarceva® (erlotinib) is a trademark of OSI Pharmaceuticals, Inc.; and Xolair® (omalizumab) anti-IgE antibody is a trademark of Novartis AG. This report also includes other trademarks, service marks and trade names of other companies.

i

PART I

Item 1.	BUSINESS

Overview

Genentech is a leading biotechnology company that discovers, develops, manufactures, and commercializes biotherapeutics for significant unmet medical needs. A number of the currently approved biotechnology products originated from or are based on Genentech science. Genentech manufactures and commercializes multiple biotechnology products, and receives royalties from companies that are licensed to market products based on our technology. See “Marketed Products” and “Licensed Products” below. Genentech was organized in 1976 as a California corporation and was reincorporated in Delaware in 1987.

Marketed Products

We commercialize in the United States (or “U.S.”) the biotechnology products listed below.

Rituxan (rituximab) is an anti-CD20 antibody, which we commercialize with Biogen Idec Inc. (or “Biogen Idec”). It is approved for the treatment of patients with relapsed or refractory, low-grade or follicular, CD20-positive, B-cell non-Hodgkin’s lymphoma, including retreatment and bulky disease, and on February 10, 2006, it was approved for use in the first-line treatment of patients with diffuse large B-cell, CD20-positive, non-Hodgkin's lymphoma, in combination with CHOP (cyclophosphamide, doxorubicin, vincristine and prednisone) or other anthracycline-based chemotherapy regimens.

Avastin (bevacizumab) is an anti-VEGF humanized antibody approved for use in combination with intravenous 5-fluorouracil (or “5-FU”)-based chemotherapy as a treatment for patients with first-line (or previously untreated) metastatic cancer of the colon or rectum.

Herceptin (trastuzumab) is a humanized anti-HER2 antibody approved for the treatment of certain patients with metastatic breast cancer. Herceptin is approved for use as a first-line therapy in combination with paclitaxel and as a single agent in second- and third-line therapy for patients with metastatic breast cancer who have tumors that overexpress the human epidermal growth factor receptor 2 (or “HER2”) protein.

Tarceva (erlotinib), which we commercialize with OSI Pharmaceuticals, Inc. (or “OSI”), is a small molecule inhibitor of the tyrosine kinase activity of the HER1/epidermal growth factor receptor (or “EGFR”) signaling pathway. Tarceva is approved for the treatment of patients with locally advanced or metastatic non-small cell lung cancer (or “NSCLC”) after failure of at least one prior chemotherapy regimen and in combination with gemcitabine chemotherapy for the first-line treatment of patients with locally advanced, unresectable or metastatic pancreatic cancer.

Xolair (omalizumab) is a humanized anti-IgE antibody, which we commercialize with Novartis AG (or “Novartis”), approved for the treatment of moderate-to-severe persistent allergic asthma in adults and adolescents.

Raptiva (efalizumab) is a humanized anti-CD11a antibody approved for the treatment of chronic moderate-to-severe plaque psoriasis in adults age 18 or older who are candidates for systemic therapy or phototherapy.

Nutropin (somatropin [rDNA origin] for injection) and Nutropin AQ are growth hormone products approved for the treatment of growth hormone deficiency in children and adults, growth failure associated with chronic renal insufficiency prior to kidney transplantation, short stature associated with Turner syndrome and long-term treatment of idiopathic short stature (or “ISS”).

Activase (alteplase, recombinant) is a tissue plasminogen activator (or “t-PA”) approved for the treatment of acute myocardial infarction (heart attack), acute ischemic stroke (blood clots in the brain) within three hours of the onset of symptoms and acute massive pulmonary embolism (blood clots in the lungs).

TNKase (tenecteplase) is a modified form of t-PA approved for the treatment of acute myocardial infarction (heart attack).

Cathflo Activase (alteplase, recombinant) is a t-PA approved in adult and pediatric patients for the restoration of function to central venous access devices that have become occluded due to a blood clot.

Pulmozyme (dornase alfa, recombinant) is an inhalation solution of deoxyribonuclease (rhDNase) I approved for the treatment of cystic fibrosis.

See “Total Product Sales” under Results of Operations in Part II, Item 7 of this Form 10-K for a discussion of the sales of each of our products in the last three years.

Licensed Products

Royalty Revenue

We receive royalty revenue under license agreements with companies that sell and/or manufacture products based on technology developed by us or intellectual property to which we have rights. These licensed products are sometimes sold under different trademarks or trade names. Significant licensed products, including all related party licenses, representing approximately 92% of our royalty revenues in 2005, are presented in the following table:

Product	Trade Name	Licensee	Licensed Territory
D2E7/adalimumab	Humira®	Abbott Laboratories	Worldwide
Antihemophilic factor, recombinant	Kogenate®/Helixate®	Bayer Corporation	Worldwide
Alteplase, recombinant	Actilyse®	Boehringer Ingelheim	A number of countries outside of U.S., Canada and Japan
Tenecteplase	Metalyse®	Boehringer Ingelheim	A number of countries outside of U.S., Canada and Japan
Infliximab	Remicade®	Celltech Pharmaceuticals plc (which transferred rights to Centocor, Inc. / Johnson & Johnson)	Worldwide
Rituximab	Rituxan/MabThera®	F. Hoffmann-La Roche	Worldwide excluding U.S. and Japan
Trastuzumab	Herceptin	F. Hoffmann-La Roche	Worldwide excluding U.S.
Dornase alfa, recombinant	Pulmozyme	F. Hoffmann-La Roche	Worldwide excluding U.S.
Alteplase and Tenecteplase	Activase and TNKase	F. Hoffmann-La Roche	Canada
Bevacizumab	Avastin	F. Hoffmann-La Roche	Worldwide excluding U.S.
Somatropin	Nutropin	F. Hoffmann-La Roche	Canada
Cetuximab	ERBITUX®	ImClone Systems, Inc.	Worldwide
Etanercept	ENBREL®	Immunex Corporation (whose rights were acquired by Amgen Inc.)	Worldwide

Other Revenues

We have granted a license to Zenyaku Kogyo Co., Ltd. (or “Zenyaku”), a Japanese pharmaceutical company, for the manufacture, use and sale of rituximab in Japan. Zenyaku co-promotes rituximab in Japan with Chugai Pharmaceutical Co., Ltd., a Japanese subsidiary of F. Hoffmann-La Roche, under the trademark Rituxan. The revenue earned from our sales of rituximab to Zenyaku is included in net product sales.

Products in Development

Our product development efforts, including those of our collaborators, cover a wide range of medical conditions, including cancer and immune diseases. Below is a summary of products, current stages of development, and the estimate of completion of the current phase of development.

Product	Description	Estimate of Completion of Phase*
Awaiting Regulatory Approval
Avastin	A supplemental Biologics License Application (or “sBLA”) was submitted in December 2005 to the U.S. Food and Drug Administration (or “FDA”) for Avastin in combination with 5-FU-based chemotherapy for patients with relapsed, metastatic colorectal cancer. This product is being developed in collaboration with F. Hoffmann-La Roche.	2006
Herceptin	An sBLA was submitted on February 15, 2006 to the FDA for the use of Herceptin to treat early-stage, HER2-positive breast cancer. This product is being developed in collaboration with F. Hoffmann-La Roche.	2006
Lucentis	A Biologics License Application (or “BLA”) was submitted in December 2005 to the FDA for the use of Lucentis (ranibizumab) to treat neovascular wet form age-related macular degeneration. This product is being developed in collaboration with Novartis Ophthalmics.	2006
Rituxan Immunology	An sBLA was submitted in August 2005 to the FDA for Rituxan to treat patients with active rheumatoid arthritis (or “RA”) who inadequately respond to an anti-tumor necrosis factor therapy. This product is being developed in collaboration with F. Hoffmann-La Roche and Biogen Idec.	2006
Preparing for Filing
Avastin	We are preparing for sBLA submissions to the FDA for the use of Avastin in combination with chemotherapy for the treatment of first-line metastatic breast cancer and first-line metastatic non-squamous NSCLC. This product is being developed in collaboration with F. Hoffmann-La Roche.	2006
Herceptin	We are preparing for an sBLA submission to the FDA for the use of Herceptin in the first-line metastatic setting in combination with Taxotere® for HER2 positive patients. This product is being developed in collaboration with F. Hoffmann-La Roche.	2006
Rituxan Hematology/Oncology	We are preparing an sBLA submission to the FDA for use of Rituxan for indolent NHL induction therapy in combination with chemotherapy or following induction chemotherapy. This product is being developed in collaboration with F. Hoffmann-La Roche and Biogen Idec.	2006

Phase III
Avastin
Avastin is being evaluated in Phase III clinical trials in adjuvant colorectal cancer, first-line metastatic renal cell carcinoma, hormone refractory prostate cancer, first-line metastatic breast cancer in combination with several chemotherapy regimens, first-line ovarian cancer, and first-line metastatic and locally advanced pancreatic cancer. This product is being developed in collaboration with F. Hoffmann-La Roche.

		2006-2011
Rituxan Hematology/Oncology	Rituxan is being evaluated in Phase III clinical trials for relapsed chronic lymphocytic leukemia (or “CLL”). This product is being developed in collaboration with F. Hoffmann-La Roche and Biogen Idec.	2010
Rituxan Immunology
Rituxan is being evaluated in the following indications: primary progressive multiple sclerosis, ANCA-associated vasculitis, lupus nephritis, and systemic lupus erythematosus. This product is being developed in collaboration with Biogen Idec for these potential indications. In addition, Rituxan is being evaluated in a Phase III clinical trial for disease-modifying anti-rheumatic drug refractory moderate-to-severe RA in collaboration with F. Hoffmann-La Roche and Biogen Idec.

		2006-2009
Tarceva +/- Avastin	Avastin and Tarceva are being evaluated as combination therapy in second-line NSCLC and as maintenance therapy following first-line treatment for NSCLC. Tarceva is being developed in collaboration with F. Hoffmann-La Roche and OSI.	2008
Xolair	Xolair is being evaluated in pediatric asthma. Xolair is being developed in collaboration with Novartis and Tanox, Inc. (or "Tanox").	2008
Preparing for Phase III
Avastin
We are preparing for Phase III clinical trials in second-line metastatic breast cancer, adjuvant breast cancer and adjuvant NSCLC. This product is being developed in collaboration with F. Hoffmann-La Roche.

		2006-2007
Tarceva	We are preparing for a Phase III trial in adjuvant NSCLC. This product is being developed in collaboration with F. Hoffmann-La Roche and OSI.	2006
Phase II
2nd Generation anti-CD20	A Phase I/II clinical trial in patients with RA completed enrollment in 2005. This product is being developed in collaboration with F. Hoffmann-La Roche and Biogen Idec.	2006
Omnitarg	A Phase II clinical trial in combination with chemotherapy for the treatment of platinum-resistant ovarian cancer was initiated in 2005. This product is being developed in collaboration with F. Hoffmann-La Roche.	2007
Rituxan Immunology	A Phase II trial in relapsing remitting multiple sclerosis completed enrollment in early 2006. This product is being developed in collaboration with Biogen Idec.	2007

Avastin +/- Tarceva	A Phase II clinical trial in second-line NSCLC has completed enrollment. Tarceva is being developed in collaboration with F. Hoffmann-La Roche and OSI.	2006
Xolair	Patient enrollment has been discontinued in the Phase II peanut allergy study due to severe hypersensitivity reactions in the oral food challenge portion of the trial prior to patients receiving Xolair. This decision was based on a recommendation from an independent Data Monitoring Committee in conjunction with Novartis and Tanox who are our collaborators in the development of Xolair. We are working with the physicians and the FDA on determining a path forward for Xolair in this indication.	2006
Preparing for Phase II
Avastin	We are preparing to initiate a Phase II clinical trial for relapsed glioblastoma multiforme. This product is being developed in collaboration with F. Hoffmann-La Roche.	2006
Topical VEGF	We are preparing to initiate a Phase II trial for treatment of diabetic foot ulcers.	2007
Phase I	Apo2L/TRAIL for cancer therapy, BR3-Fc for RA and Topical Hedgehog Antagonist for Basal Cell Carcinoma are projects in Phase I.	2006
___________
* Note: For those projects preparing for a Phase, the estimated date of completion refers to the date the project is expected to enter the Phase for which it is preparing.

Related Party Arrangements

See “Relationship with Roche” and “Related Party Transactions” sections below in Part II, Item 7 of this Form 10-K for information on our collaboration arrangements with Roche, F. Hoffmann-La Roche and Novartis.

Distribution and Commercialization

We have a U.S.-based pharmaceutical marketing, sales and distribution organization. Our sales efforts are focused on specialist physicians in private practice or at hospitals and major medical centers in the U.S. In general, our products are sold largely to wholesalers, specialty distributors or directly to hospital pharmacies. We utilize common pharmaceutical company marketing techniques, including sales representatives calling on individual physicians and distributors, advertisements, professional symposia, direct mail, public relations and other methods.

The Genentech Access to Care Foundation offers our products at no charge to patients in the U.S. that are uninsured. We have established the Genentech Endowment for Cystic Fibrosis to assist cystic fibrosis patients in the U.S. with obtaining Pulmozyme and the Genentech Access to Care Foundation for all other Genentech products. We also provide customer service programs relating to our products. We maintain a comprehensive physician-related product wastage replacement program for Rituxan, Avastin, Herceptin, Activase and TNKase that, subject to specific conditions, provides physicians the right to return these products to us for replacement. We also maintain expired product programs for all our products that, subject to certain specific conditions, provide customers the right to return products to us for replacement or credit at a price based on a 6 month rolling average. To further support patient access to therapies for various diseases, in the fourth quarter of 2005, we donated approximately $21.2 million to various independent, third party, public charities that offer financial assistance, such as co-pay assistance, to eligible patients. We maintain the right to renew, modify or discontinue any of the patient programs described above.

As discussed in Note 11, “Segment, Significant Customer and Geographic Information,” in the Notes to Consolidated Financial Statements of Part II, Item 8 of this Form 10-K, we had three major customers who each provided over 10% of our total operating revenues in each of the last three years. Also discussed in the note are material net foreign revenues by country in 2005, 2004, and 2003.

Manufacturing and Raw Materials

Manufacturing biotherapeutics is difficult and complex, and requires facilities specifically designed and validated for this purpose. It can take longer than five years to design, construct, validate, and license a new biotechnology manufacturing facility. We currently produce all of our products at our manufacturing facilities located in South San Francisco, California; Vacaville, California; Porriño, Spain; or, increasingly, through various contract-manufacturing arrangements.

In order to maintain adequate supply to keep up with growing demand for our products, we must successfully implement a number of manufacturing capacity enhancement projects on schedule, utilize nearly 100 percent of our production capacity in the next several years and maintain a state of regulatory compliance at all production sites. If we or any or our contract manufacturers for any reason fail to obtain licensure for our capacity enhancement projects on schedule, fail to operate at or near full capacity utilization, fail to maintain a state of regulatory compliance, or if actual demand significantly exceeds our internal forecasts, we may be unable to maintain an adequate supply of our products to meet all demand. Key capacity enhancement projects, which we must successfully implement, include the following: (i) licensure of Wyeth Pharmaceuticals contract manufacturing facility at Andover, Massachusetts to produce Herceptin bulk drug substance by the end of 2006; (ii) licensure of additional capacity at our Porriño, Spain facility in 2006 to produce Avastin bulk drug substance; (iii) licensure of yield improvement processes for Rituxan by the end of 2006 and for Avastin by early 2007; (iv) licensure of our recently acquired Oceanside, California manufacturing facility during the first half of 2007; and (v) construction, qualification and licensure of our new plant in Vacaville, California by the end of 2009.

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

For risks associated with manufacturing and raw materials, see “Difficulties or delays in product manufacturing or in obtaining materials from our suppliers could harm our business and/or negatively affect our financial performance” under “Risk Factors.”

Proprietary Technology — Patents and Trade Secrets

We seek patents on inventions originating from our ongoing research and development (or “R&D”) activities. Patents, issued or applied for, cover inventions ranging from basic recombinant DNA techniques to processes relating to specific products and to the products themselves. Our issued patents extend for varying periods according to the date of patent application filing or grant and the legal term of patents in the various countries where patent protection is obtained. The actual protection afforded by a patent, which can vary from country to country, depends upon the type of patent, the scope of its coverage and the availability of legal remedies in the country. We have either been issued patents or have patent applications pending that relate to a number of current and potential products including products licensed to others. We consider that in the aggregate our patent applications, patents and licenses under patents owned by third-parties are of material importance to our operations. Important legal issues remain to be resolved as to the extent and scope of available patent protection for biotechnology products and processes in the U.S. and other important markets outside of the U.S. We expect that litigation will likely be necessary to determine the validity and scope of certain of our proprietary rights. We are currently involved in a number of legal proceedings relating to the scope of protection and validity of our patents and those of others. These proceedings may result in a significant commitment of our resources in the future and, depending on their outcome, may adversely affect the validity and scope of certain of our patent or other proprietary rights. We cannot assure you that the patents we obtain or the unpatented proprietary technology we hold will afford us significant commercial protection.

We have obtained licenses from various parties that we deem to be necessary or desirable for the manufacture, use or sale of our products. These licenses (both exclusive and non-exclusive) generally require us to pay royalties to the parties on product sales. In conjunction with these licenses, disputes sometimes arise regarding whether royalties are owed on certain product sales or the amount of royalties that are owed. The resolution of such disputes may cause us to incur significant additional royalty expenses or other expenses.

Our trademarks, Activase, Avastin, Cathflo, Herceptin, Lucentis, Nutropin, Nutropin AQ, Nutropin AQ Pen, Omnitarg, Pulmozyme, Raptiva, Rituxan (licensed from Biogen Idec), TNKase, Xolair (licensed from Novartis) and Tarceva (licensed from OSI), in the aggregate are considered to be of material importance. All are covered by registrations or pending applications for registration in the U.S. Patent and Trademark Office and in other countries. Trademark protection continues in some countries for as long as the mark is used and, in other countries, for as long as it is registered. Registrations generally are for fixed, but renewable, terms.

Our royalty income for patent licenses, know-how and other related rights amounted to $935.1 million in 2005, $641.1 million in 2004, and $500.9 million in 2003. Royalty expenses were $462.4 million in 2005, $355.0 million in 2004, and $244.6 million in 2003.

Competition

We face competition from pharmaceutical companies, pharmaceutical divisions of chemical companies, and biotechnology companies.

The introduction of new competitive products or follow-on biologics or new information about existing products may result in lost market share for us, reduced utilization of our products, and/or lower prices, even for products protected by patents.

Rituxan: Rituxan's current competitors include BEXXAR® (GlaxoSmithKline) and ZEVALIN® (Biogen Idec), both of which are radioimmunotherapies and indicated for treatment of patients with relapsed or refractory low-grade, follicular, or transformed B-cell NHL. Other competitors include CAMPATH® (Berlex, Inc.), which is indicated for B-cell chronic lymphocytic leukemia (an unapproved use of Rituxan), and VELCADE® (Millennium Pharmaceuticals, Inc.) which is indicated for multiple myeloma (an unapproved use of Rituxan).

Avastin: Avastin competes with ImClone/Bristol-Myers Squibb’s ERBITUX®, which is an EGFR-inhibitor approved for the treatment of irinotecan refractory or intolerant metastatic colorectal cancer patients. While ERBITUX® and Avastin are approved for use in different settings (Avastin in front-line and ERBITUX® in relapsed patients), physicians use both products across all lines of therapy. In December 2005, the FDA approved Nexavar® (sorafenib) from Bayer Corporation/Onyx Pharmaceuticals, Inc. for the treatment of patients with advanced renal cell carcinoma (or “RCC”), or kidney cancer (an unapproved use for Avastin). In January 2006, Pfizer, Inc. received FDA approval for Sutent® (sunitinib malate) for use in advanced RCC and Gleevec-refractory / intolerant gastrointestinal stromal tumor (both unapproved uses of Avastin). Avastin could face competition from products in development that currently do not have regulatory approval, including Amgen Inc.’s panitumumab. Amgen has announced that it expects panitumumab may be approved for refractory metastatic colorectal cancer in late 2006.

Lucentis: We are aware that some retinal specialists are currently using Avastin to treat the wet form of age-related macular degeneration, an unapproved use, and that there may be continued Avastin use in this setting even after Lucentis has been approved for commercial use.

Herceptin: Herceptin could face competition in the future from experimental drugs and products in development that do not currently have regulatory approval for any use outside of clinical trials, including lapatinib, which is being developed by GlaxoSmithKline.

Tarceva: Tarceva competes with the chemotherapeutic products Taxotere® and Alimta®, both of which are indicated for the treatment of relapsed NSCLC. Although not FDA approved for use in pancreatic cancer, Xeloda®

and 5-FU represent competitors in this market. Tarceva could also face competition in the future from products in development that currently do not have regulatory approval for use outside of clinical trials, including ZactimaTM.

Xolair: In mid-October 2005, Critical Therapeutics, Inc. (or “Critical Therapeutics”) launched Zyflo®, a leukotriene antagonist, for the prevention and chronic treatment of asthma in patients 12 years of age and older. While not a direct competitor to Xolair, we understand that Critical Therapeutics’ marketing efforts are directed at the use of Zyflo® prior to Xolair. Xolair also faces competition from other asthma therapies, including inhaled corticosteroids, long-acting beta agonists, combination products such as fixed dose inhaled corticosteroids/long-acting beta agonists and leukotriene inhibitors, as well as oral corticosteroids.

Raptiva: Raptiva competes with established therapies for moderate-to-severe psoriasis including oral systemics such as methotrexate and cyclosporin, as well as ultraviolet light therapies. In addition, Raptiva competes with FDA-approved biologic agents Amevive® and ENBREL®, which are marketed by Biogen Idec and Amgen, respectively. Remicade® and Humira®, marketed by Centocor, Inc. (or “Centocor”) and Abbott Laboratories (or “Abbott”), respectively, are used off-label in the psoriasis market. In October 2005, Centocor filed with the FDA for approval of Remicade® for the treatment of psoriasis.

Nutropin: In the growth hormone market, we face competition from other companies currently selling growth hormone products and delivery devices. Nutropin’s current competitors include Genotropin® (Pfizer), Norditropin® (Novo Nordisk), Humatrope® (Eli Lilly and Company), Tev-Tropin® (Teva Pharmaceutical Industries Ltd.), and Saizen® (Serono, Inc.). As a result of multiple competitors, we have experienced and may continue to experience a loss of market share and a demand for increasing discounts to managed care. Some competitors have additional indications, including Prader Willi Syndrome and SGA (small for gestational age) for which Nutropin is not approved. Nutropin has five approved indications in the U.S., more than any other growth hormone.

Thrombolytics: We face competition in our acute myocardial infarction market with sales of TNKase and Activase affected by the adoption by physicians of mechanical reperfusion strategies. We expect that the use of mechanical reperfusion in lieu of thrombolytic therapy for the treatment of acute myocardial infarction will continue to grow. TNKase and Activase for acute myocardial infarction also face competition from aggressive price discounting on Retavase (reteplase), marketed by ESP Pharma, Inc. (a wholly owned subsidiary of PDL BioPharma, Inc.). Activase may face competition in the catheter clearance market from Nuvelo’s Alfimeprase, which is in ongoing phase III clinical trials.

Pulmozyme: Pulmozyme faces competition from an emerging, inexpensive approach to clearing the lungs of cystic fibrosis patients. Specifically, the use of hypertonic saline could limit or reduce penetration into specific segments of the cystic fibrosis population. Research continues on new approaches to disease modification of cystic fibrosis which could reduce the number of patients in need of therapy.

In addition to the commercial and late stage development products listed above, there are numerous products in earlier stages of development at other biotechnology and pharmaceutical companies that, if successful in clinical trials, may compete with our products.

For risks associated with competition, see “We face competition” under “Risk Factors.”

Government Regulation

Regulation by governmental authorities in the U.S. and other countries is a significant factor in the manufacture and marketing of our products and in ongoing research and product development activities. All of our products require regulatory approval by governmental agencies prior to commercialization. Our products are subject to rigorous preclinical and clinical testing and other premarket approval requirements by the FDA and regulatory authorities in other countries. Various statutes and regulations also govern or influence the manufacturing, safety, labeling, storage, record keeping and marketing of such products. The lengthy process of seeking these approvals, and the subsequent compliance with applicable statutes and regulations, require the expenditure of substantial resources.

The activities required before a pharmaceutical product may be marketed in the U.S. begin with preclinical testing. Preclinical tests include laboratory evaluation of product chemistry and required animal studies to assess the potential safety and efficacy of the product and its formulations. The results of these studies must be submitted to the FDA as part of an Investigational New Drug Application, which must be reviewed by the FDA before proposed clinical testing in humans can begin. Typically, clinical testing involves a three-phase process. In Phase I, clinical trials are conducted with a small number of subjects to determine the early safety profile and the pattern of drug distribution and metabolism. In Phase II, clinical trials are conducted with groups of patients afflicted with a specified disease in order to provide enough data to evaluate the preliminary efficacy, optimal dosages and expanded evidence of safety. In Phase III, large scale, multicenter clinical trials are conducted with patients afflicted with a target disease in order to provide enough data to statistically evaluate the efficacy and safety of the product, as required by the FDA. The results of the preclinical and clinical testing of a chemical pharmaceutical product are then submitted to the FDA in the form of a New Drug Application (or “NDA”), or for a biological pharmaceutical product in the form of a BLA, for approval to commence commercial sales. In responding to an NDA or a BLA, the FDA may grant marketing approval, request additional information or deny the application if it determines that the application does not provide an adequate basis for approval. See also “The successful development of biotherapeutics is highly uncertain and requires significant expenditures” under “Risk Factors.”

Among the conditions for an NDA or a BLA approval is the requirement that the prospective manufacturer’s quality control and manufacturing procedures conform on an ongoing basis with current Good Manufacturing Practices (or “GMP”). Before approval of a BLA, the FDA will usually perform a preapproval inspection of the facility to determine its compliance with GMP and other rules and regulations. Manufacturers must continue to expend time, money and effort in the area of production and quality control to ensure full compliance with GMP. After the establishment is licensed for the manufacture of any product, manufacturers are subject to periodic inspections by the FDA.

The requirements that we and our collaborators must satisfy to obtain regulatory approval by governmental agencies in other countries prior to commercialization of our products in such countries can be as rigorous, costly and uncertain.

We are also subject to various laws and regulations relating to safe working conditions, clinical, laboratory and manufacturing practices, the experimental use of animals and the use and disposal of hazardous or potentially hazardous substances, including radioactive compounds and infectious disease agents, used in connection with our research.

The levels of revenues and profitability of biopharmaceutical companies may be affected by the continuing efforts of government and third-party payers to contain or reduce the costs of health care through various means. For example, in certain foreign markets, pricing or profitability of therapeutic and other pharmaceutical products is subject to governmental control. In the U.S. there have been, and we expect that there will continue to be, a number of federal and state proposals to implement similar governmental control.

In addition, in the U.S. and elsewhere, sales of therapeutic and other pharmaceutical products are dependent in part on the availability of reimbursement to the physician or consumer from third-party payers, such as the government or private insurance plans. Government and private third-party payers are increasingly challenging the prices charged for medical products and services, through class action litigation and otherwise. For example, the Medicare Prescription Drug Improvement and Modernization Act, enacted in December 2003 (or “Medicare Act”), decreased the Medicare reimbursement rate for many drugs, including our oncology products, possibly offset to some extent by increased physician payment rates for drug administration services related to certain of our oncology products. It is unclear how these changes in reimbursement rates for products administered by oncologists in the office setting will affect physician prescribing practices and ultimately the sales of our products. See also “Decreases in third party reimbursement rates may affect our product sales, results of operations and financial condition” under “Risk Factors.”

We are also subject to various federal and state laws pertaining to health care fraud and abuse, including anti-kickback laws and false claims laws. For risks associated with health care fraud and abuse, see "If there is an adverse outcome in our pending litigation or other legal actions our business may be harmed” under "Risk Factors."

Research and Development

A significant portion of our operating expenses is related to R&D. Generally, R&D expenses consist of independent R&D costs and costs associated with collaborative R&D and in-licensing arrangements. R&D expenses were $1,261.8 million in 2005, $947.5 million in 2004, and $722.0 million in 2003. We intend to maintain our strong commitment to R&D. Biotechnology products generally take 10 to 15 years to research, develop and bring to market in the U.S. As discussed above, clinical development typically involves three phases of study: Phase I, II, and III. The most significant costs associated with clinical development are the Phase III trials as they tend to be the longest and largest studies conducted during the drug development process. Product completion dates and completion costs vary significantly by product and are difficult to predict.

Human Resources

As of December 31, 2005, we had over 9,500 employees.

Environment

We have made, and will continue to make, expenditures for environmental compliance and protection. Expenditures for compliance with environmental laws have not had, and are not expected to have, a material effect on our capital expenditures, results of operations, or competitive position.

Available Information

The following information can be found on our website at http://www.gene.com or can be obtained free of charge by contacting our Investor Relations Department at (650) 225-1599 or by sending an e-mail message to investor.relations@gene.com:

•
our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission;

•
our policies related to corporate governance, including Genentech’s Principles of Corporate Governance, Good Operating Principles (Genentech’s code of ethics applying to Genentech’s directors, officers and employees) as well as Genentech’s Code of Ethics applying to our CEO, CFO and senior financial officials; and

•	the charter of the Audit Committee of our Board of Directors.

Item 1A.	RISK FACTORS

This Form 10-K contains forward-looking information based on our current expectations. Because our actual results may differ materially from any forward-looking statements made by Genentech, this section includes a discussion of important factors that could affect our actual future results, including, but not limited to, our product sales, royalties, contract revenues, expenses, net income and earnings per share.

The successful development of biotherapeutics is highly uncertain and requires significant expenditures

Successful development of biotherapeutics is highly uncertain. Products that appear promising in research or early phases of development may be delayed or fail to reach later stages of development or the market for several reasons including:

•	Preclinical tests may show the product to be toxic or lack efficacy in animal models.

•	Clinical trial results may show the product to be less effective than desired or to have harmful or problematic side effects.

•
Failure to receive the necessary regulatory approvals or a delay in receiving such approvals. Among other things, such delays may be caused by slow enrollment in clinical studies, extended length of time to achieve study endpoints, additional time requirements for data analysis or Biologic Licensing Application (or “BLA”) preparation, discussions with the U.S. Food and Drug Administration (or “FDA”), an FDA request for additional preclinical or clinical data, or unexpected safety, efficacy or manufacturing issues.

•	Difficulties formulating the product, scaling the manufacturing process or in getting approval for manufacturing.

•	Manufacturing costs, pricing or reimbursement issues, or other factors that make the product uneconomical.

•	The proprietary rights of others and their competing products and technologies that may prevent the product from being developed or commercialized.

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

Factors affecting our research and development (or “R&D”) productivity and the amount of our R&D expenses include, but are not limited to:

•
The number of and the outcome of clinical trials currently being conducted by us and/or our collaborators. For example, our R&D expenses may increase based on the number of late-stage clinical trials being conducted by us and/or our collaborators.

•
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

•
Decisions by F. Hoffmann-La Roche (or “Hoffmann-La Roche”) whether to exercise its options to develop and sell our future products in non-U.S. markets and the timing and amount of any related development cost reimbursements.

•
In-licensing activities, including the timing and amount of related development funding or milestone payments. For example, we may enter into agreements requiring us to pay a significant upfront fee for the purchase of in-process R&D, which we may record as an R&D expense.

•
Participation in a number of collaborative research arrangements. On many of these collaborations, our share of expenses recorded in our financial statements is subject to volatility based on our collaborators’ spending activities as well as the mix and timing of activities between the parties.

•
Charges incurred in connection with expanding our product manufacturing capabilities, as described in “Difficulties or delays in product manufacturing or in obtaining materials from our suppliers could harm our business and/or negatively affect our financial performance” below.

•	Future levels of revenue.

We may be unable to obtain or maintain regulatory approvals for our products

We are subject to stringent regulation with respect to product safety and efficacy by various international, federal, state and local authorities. Of particular significance are the FDA’s requirements covering R&D, testing, manufacturing, quality control, labeling and promotion of drugs for human use. A biotherapeutic cannot be marketed in the United States (or “U.S.”) until it has been approved by the FDA, and then can only be marketed for the indications approved by the FDA. As a result of these requirements, the length of time, the level of expenditures and the laboratory and clinical information required for approval of a New Drug Application or a BLA, are substantial and can require a number of years. In addition, even if our products receive regulatory approval, they remain subject to ongoing FDA regulation, including, for example, changes to the product label, new or revised regulatory requirements for manufacturing practices, written advisements to physicians or a product recall.

We may not obtain necessary regulatory approvals on a timely basis, if at all, for any of the products we are developing or manufacturing or maintain necessary regulatory approvals for our existing products, and all of the following could have a material adverse effect on our business:

•	Significant delays in obtaining or failing to obtain required approvals as described in “The successful development of biotherapeutics is highly uncertain and requires significant expenditures” above.

•	Loss of, or changes to, previously obtained approvals, including those resulting from post-approval safety or efficacy issues.

•	Failure to comply with existing or future regulatory requirements.

•	Changes to manufacturing processes, manufacturing process standards or Good Manufacturing Practices following approval or changing interpretations of these factors.

In addition, the current regulatory framework could change or additional regulations could arise at any stage during our product development or marketing, which may affect our ability to obtain or maintain approval of our products or require us to make significant expenditures to obtain or maintain such approvals.

Difficulties or delays in product manufacturing or in obtaining materials from our suppliers could harm our business and/or negatively affect our financial performance

Manufacturing biotherapeutics is difficult and complex, and requires facilities specifically designed and validated for this purpose. It can take longer than five years to design, construct, validate, and license a new biotechnology manufacturing facility. We currently produce all of our products at our manufacturing facilities located in South San Francisco, California; Vacaville, California; Porriño, Spain; or increasingly through various contract-manufacturing arrangements. Problems with any of our or our contractors’ manufacturing processes could result in failure to produce adequate product supplies or product defects which could require us to delay shipment of products, recall products previously shipped or be unable to supply products at all. In addition, we may need to record period charges associated with manufacturing or inventory failures or other production-related costs that are not absorbed into inventory or incur costs to secure additional sources of capacity. Furthermore, there are inherent uncertainties associated with forecasting future demand, especially for newly introduced products of ours or of those for whom we produce products, and as a consequence we may have inadequate capacity to meet our own actual demands and/or the actual demands of those for whom we produce product.

In order to maintain adequate supply to keep up with growing demand for our products, we must successfully implement a number of manufacturing capacity enhancement projects on schedule, utilize nearly 100 percent of our production capacity in the next several years and maintain a state of regulatory compliance at all production sites. If we or any of our contract manufacturers for any reason fail to obtain licensure for our capacity enhancement projects on schedule, fail to operate at or near full capacity utilization, fail to maintain a state of regulatory compliance, or if actual demand significantly exceeds our internal forecasts, we may be unable to maintain an adequate supply of our products to meet all demand. Key capacity enhancement projects, which we must successfully implement, include the following: (i) licensure of Wyeth Pharmaceuticals contract manufacturing facility at Andover, Massachusetts to produce Herceptin bulk drug substance by the end of 2006; (ii) licensure of additional capacity at our Porriño, Spain facility in 2006 to produce Avastin bulk drug substance; (iii) licensure of yield improvement processes for Rituxan by the end of 2006 and for Avastin by early 2007; (iv) licensure of our recently acquired Oceanside, California manufacturing facility during the first half of 2007; and (v) construction, qualification and licensure of our new plant in Vacaville, California by the end of 2009.

If we experience a significant malfunction in our filling facility, we could experience a shortfall or stock out of one or more products, which, if it were to continue for a significant period of time, could result in a material adverse effect on our product sales and our business.

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

Any prolonged interruption in the operations of our or our contractors’ manufacturing facilities could result in cancellations of shipments, loss of product in the process of being manufactured, or a shortfall or stock-out of available product inventory, any of which could have a material adverse impact on our business. A number of factors could cause prolonged interruptions, including:

•	the inability of a supplier to provide raw materials used for manufacture of our products;

•	equipment obsolescence, malfunctions or failures;

•	product contamination problems;

•
damage to a facility, including our warehouses and distribution facilities, due to natural disasters, including, but not limited to, earthquakes as our South San Francisco, Oceanside and Vacaville facilities are located in areas where earthquakes could occur;

•	changes in FDA regulatory requirements or standards that require modifications to our manufacturing processes;

•	action by the FDA or by us that results in the halting or slowdown of production of one or more of our products or products we make for others due to regulatory issues;

•	a contract manufacturer going out of business or failing to produce product as contractually required;

•	other similar factors.

Because our manufacturing processes and those of our contractors are highly complex and are subject to a lengthy FDA approval process, alternative qualified production capacity may not be available on a timely basis or at all. Difficulties or delays in our or our contractors’ manufacturing and supply of existing or new products could increase our costs, cause us to lose revenue or market share, damage our reputation and could result in a material adverse effect on our product sales, financial condition and results of operations.

We face competition

We face competition from pharmaceutical companies, pharmaceutical divisions of chemical companies, and biotechnology companies.

The introduction of new competitive products or follow-on biologics or new information about existing products may result in lost market share for us, reduced utilization of our products, and/or lower prices, even for products protected by patents.

Rituxan: Rituxan's current competitors include BEXXAR® (GlaxoSmithKline) and ZEVALIN® (Biogen Idec), both of which are radioimmunotherapies and indicated for treatment of patients with relapsed or refractory low-grade, follicular, or transformed B-cell NHL. Other competitors include CAMPATH® (Berlex, Inc.), which is indicated for B-cell chronic lymphocytic leukemia (an unapproved use of Rituxan), and VELCADE® (Millennium Pharmaceuticals, Inc.) which is indicated for multiple myeloma (an unapproved use of Rituxan).

Avastin: Avastin competes with ImClone/Bristol-Myers Squibb’s ERBITUX®, which is an EGFR-inhibitor approved for the treatment of irinotecan refractory or intolerant metastatic colorectal cancer patients. While ERBITUX® and Avastin are approved for use in different settings (Avastin in front-line and ERBITUX® in relapsed patients), physicians use both products across all lines of therapy. In December 2005, the FDA approved Nexavar® (sorafenib) from Bayer Corporation/Onyx Pharmaceuticals, Inc. for the treatment of patients with advanced renal cell carcinoma (or “RCC”), or kidney cancer (an unapproved use for Avastin). In January 2006, Pfizer, Inc. received FDA approval for Sutent® (sunitinib malate) for use in advanced RCC and Gleevec-refractory / intolerant gastrointestinal stromal tumor (both unapproved uses of Avastin). Avastin could face competition from products in development that currently do not have regulatory approval, including Amgen Inc.’s panitumumab. Amgen has announced that it expects panitumumab may be approved for refractory metastatic colorectal cancer in late 2006.

Lucentis: We are aware that some retinal specialists are currently using Avastin to treat the wet form of age-related macular degeneration, an unapproved use, and that there may be continued Avastin use in this setting even after Lucentis has been approved for commercial use.

Herceptin: Herceptin could face competition in the future from experimental drugs and products in development that do not currently have regulatory approval for any use outside of clinical trials, including lapatinib, which is being developed by GlaxoSmithKline.

Tarceva: Tarceva competes with the chemotherapeutic products Taxotere® and Alimta®, both of which are indicated for the treatment of relapsed NSCLC. Although not FDA approved for use in pancreatic cancer, Xeloda® and 5-FU represent competitors in this market. Tarceva could also face competition in the future from products in development that currently do not have regulatory approval for use outside of clinical trials, including ZactimaTM.

Xolair: In mid-October 2005, Critical Therapeutics, Inc. (or “Critical Therapeutics”) launched Zyflo®, a leukotriene antagonist, for the prevention and chronic treatment of asthma in patients 12 years of age and older. While not a direct competitor to Xolair, we understand that Critical Therapeutics’ marketing efforts are directed at the use of Zyflo® prior to Xolair. Xolair also faces competition from other asthma therapies, including inhaled corticosteroids, long-acting beta agonists, combination products such as fixed dose inhaled corticosteroids/long-acting beta agonists and leukotriene inhibitors, as well as oral corticosteroids.

Raptiva: Raptiva competes with established therapies for moderate-to-severe psoriasis including oral systemics such as methotrexate and cyclosporin, as well as ultraviolet light therapies. In addition, Raptiva competes with FDA-approved biologic agents Amevive® and ENBREL®, which are marketed by Biogen Idec and Amgen, respectively. Remicade® and Humira®, marketed by Centocor, Inc. (or “Centocor”) and Abbott Laboratories (or “Abbott”), respectively, are used off-label in the psoriasis market. In October 2005, Centocor filed with the FDA for approval of Remicade® for the treatment of psoriasis.

Nutropin: In the growth hormone market, we face competition from other companies currently selling growth hormone products and delivery devices. Nutropin’s current competitors include Genotropin® (Pfizer), Norditropin® (Novo Nordisk), Humatrope® (Eli Lilly and Company), Tev-Tropin® (Teva Pharmaceutical Industries Ltd.), and Saizen® (Serono, Inc.). As a result of multiple competitors, we have experienced and may continue to experience a loss of market share and a demand for increasing discounts to managed care. Some competitors have additional indications, including Prader Willi Syndrome and SGA (small for gestational age) for which Nutropin is not approved. Nutropin has five approved indications in the U.S., more than any other growth hormone.

Thrombolytics: We face competition in our acute myocardial infarction market with sales of TNKase and Activase affected by the adoption by physicians of mechanical reperfusion strategies. We expect that the use of mechanical reperfusion in lieu of thrombolytic therapy for the treatment of acute myocardial infarction will continue to grow. TNKase and Activase for acute myocardial infarction also face competition from aggressive price discounting on Retavase (reteplase), marketed by ESP Pharma, Inc. (a wholly owned subsidiary of PDL BioPharma, Inc.). Activase may face competition in the catheter clearance market from Nuvelo’s Alfimeprase, which is in ongoing phase III clinical trials.

Pulmozyme: Pulmozyme faces competition from an emerging, inexpensive approach to clearing the lungs of cystic fibrosis patients. Specifically, the use of hypertonic saline could limit or reduce penetration into specific segments of the cystic fibrosis population. Research continues on new approaches to disease modification of cystic fibrosis which could reduce the number of patients in need of therapy.

In addition to the commercial and late stage development products listed above, there are numerous products in earlier stages of development at other biotechnology and pharmaceutical companies that, if successful in clinical trials, may compete with our products.

Decreases in third party reimbursement rates may affect our product sales, results of operations and financial condition

Sales of our products will depend significantly on the extent to which reimbursement for the cost of our products and related treatments will be available from government health administration authorities, private health insurers and other organizations to physicians. Third party payers and governmental health administration authorities are increasingly attempting to limit and/or regulate the price of medical products and services, especially branded prescription drugs. For example, the Medicare Prescription Drug Improvement and Modernization Act, enacted in December 2003 (or “Medicare Act”), provides for, among other things, a reduction in the Medicare reimbursement rates to physicians for many drugs, including many of our products. The Medicare Act as well as other changes in government legislation or regulation or in private third-party payers’ policies toward reimbursement for our products may reduce reimbursement of our products’ costs to physicians.  Decreases in third-party reimbursement for our products could reduce physician usage of the product and may have a material adverse effect on our product sales, results of operations and financial condition.

Protecting our proprietary rights is difficult and costly

The patent positions of pharmaceutical and biotechnology companies can be highly uncertain and involve complex legal and factual questions. Accordingly, we cannot predict with certainty the breadth of claims allowed in these companies’ patents. Patent disputes are frequent and can preclude the commercialization of products. We have in the past been, are currently, and may in the future be, involved in material litigation and other legal proceedings relating to our proprietary rights, such as the Cabilly reexaminations discussed in Note 7, “Leases, Commitments and Contingencies,” in the Notes to Consolidated Financial Statements of Part II, Item 8 of this Form 10-K. Such litigation and other legal proceedings are costly in their own right and could subject us to significant liabilities to third-parties. An adverse decision could force us to either obtain third-party licenses at a material cost or cease using the technology or commercializing the product in dispute. An adverse decision with respect to one or more of our patents or other intellectual property rights could cause us to incur a material loss of royalties and other revenue from licensing arrangements that we have with third-parties, and could significantly interfere with our ability to negotiate future licensing arrangements.

The presence of patents or other proprietary rights belonging to other parties may lead to our termination of the R&D of a particular product, a loss of our entire investment in the product and subject us to infringement claims.

If there is an adverse outcome in our pending litigation or other legal actions our business may be harmed

Litigation to which we are currently or have been subjected relates to, among other things, our patent and other intellectual property rights, licensing arrangements with other persons, product liability and financing activities. We cannot predict with certainty the eventual outcome of pending litigation, which may include an injunction against the manufacture or sale of a product or potential product or a judgment with significant monetary award, including the possibility of punitive damages, or a judgment that certain of our patent or other intellectual property rights are invalid or unenforceable. Furthermore, we may have to incur substantial expense in defending these lawsuits and these lawsuits could divert management’s attention from ongoing business concerns.

Our activities relating to the sale and marketing of our products are subject to regulation under the U.S. Federal Food, Drug and Cosmetic Act and other federal statutes. Violations of these laws may be punishable by criminal and/or civil sanctions, including fines and civil monetary penalties, as well as the possibility of exclusion from federal health care programs (including Medicare and Medicaid). In 1999 we agreed to pay $50 million to settle a federal investigation relating to our past clinical, sales and marketing activities associated with human growth hormone. We are currently being investigated by the Department of Justice with respect to our promotional practices of Rituxan, and may in the future be investigated for our promotional practices relating to any of our products. If the government were to bring charges against or convict us of violating these laws, or if we were subject to third party litigation relating to the same promotional practices, there could be a material adverse effect on our business, including our financial condition and results of operations.

We are subject to various U.S. federal and state laws pertaining to healthcare fraud and abuse, including anti-kickback and false claims laws. Anti-kickback laws make it illegal for a prescription drug manufacturer to solicit, offer, receive, or pay any remuneration in exchange for, or to induce, the referral of business, including the purchase or prescription of a particular drug. Due to the breadth of the statutory provisions and the absence of guidance in the form of regulations or court decisions addressing some of our practices, it is possible that our practices might be challenged under anti-kickback or similar laws. False claims laws prohibit anyone from knowingly and willingly presenting, or causing to be presented for payment to third-party payers (including Medicare and Medicaid) claims for reimbursed drugs or services that are false or fraudulent, claims for items or services not provided as claimed, or claims for medically unnecessary items or services. Violations of fraud and abuse laws may be punishable by criminal and/or civil sanctions, including fines and civil monetary penalties, as well as the possibility of exclusion from federal health care programs (including Medicare and Medicaid). If a court were to find us liable for violating these laws, or if the government were to allege against or convict us of violating these laws, there could be a material adverse effect on our business, including on our stock price.

We may be unable to manufacture certain of our products if there is BSE contamination of our bovine source raw material

Most biotechnology companies, including Genentech, have historically used bovine source raw materials to support cell growth in cell production processes. Bovine source raw materials from within or outside the U.S. are increasingly subject to greater public and regulatory scrutiny because of the perceived risk of contamination with bovine spongiform encephalopathy (or “BSE”). Should BSE contamination occur during the manufacture of any of our products that require the use of bovine source raw materials, it would negatively impact our ability to manufacture those products for an indefinite period of time (or at least until an alternative process is approved), negatively affect our reputation and could result in a material adverse effect on our product sales, financial condition and results of operations.

We may be unable to retain skilled personnel and maintain key relationships

The success of our business depends, in large part, on our continued ability to (i) attract and retain highly qualified management, scientific, manufacturing and sales and marketing personnel, (ii) successfully integrate large numbers of new employees into our corporate culture, and (iii) develop and maintain important relationships with leading research and medical institutions and key distributors. Competition for these types of personnel and relationships is intense.

Among other benefits, we use stock options to attract and retain personnel. Our affiliation agreement with Roche provides that, among other things, we will establish a stock repurchase program designed to maintain Roche’s percentage ownership in our Common Stock if we issue or sell any shares. In addition, changes in stock option accounting rules will require us to recognize all stock-based compensation costs as expenses. These or other factors could reduce the number of shares management and our board of directors choose to grant under our stock option plans. We cannot be sure that we will be able to attract or retain skilled personnel or maintain key relationships or that the costs of retaining such personnel or maintaining such relationships will not materially increase.

Other factors could affect our product sales

Other factors that could affect our product sales include, but are not limited to:

•	The timing of FDA approval, if any, of competitive products.

•	Our pricing decisions, including a decision to increase or decrease the price of a product, and the pricing decisions of our competitors.

•	Government and third-party payer reimbursement and coverage decisions that affect the utilization of our products and competing products.

•	Negative safety or efficacy data from new clinical studies conducted either in the U.S. or internationally by any party could cause the sales of our products to decrease or a product to be recalled.

•	Negative safety or efficacy data from post-approval marketing experience could cause sales of our products to decrease or a product to be recalled.

•	The degree of patent protection afforded our products by patents granted to us and by the outcome of litigation involving our patents.

•	The outcome of litigation involving patents of other companies concerning our products or processes related to production and formulation of those products or uses of those products.

•	The increasing use and development of alternate therapies.

•	The rate of market penetration by competing products.

•	The termination of, or change in, an existing arrangement with any major wholesalers who supply our products.

Any of these factors could have a material adverse effect on our sales and results of operations.

Our results of operations are affected by our royalty and contract revenues

Royalty and contract revenues in future periods could vary significantly. Major factors affecting these revenues include, but are not limited to:

•
Hoffmann-La Roche’s decisions whether to exercise its options and option extensions to develop and sell our future products in non-U.S. markets and the timing and amount of any related development cost reimbursements.

•	Variations in Hoffmann-La Roche’s sales and other licensees’ sales of licensed products.

•
The expiration or termination of existing arrangements with other companies and Hoffmann-La Roche, which may include development and marketing arrangements for our products in the U.S., Europe and other countries outside the U.S.

•	The timing of non-U.S. approvals, if any, for products licensed to Hoffmann-La Roche and to other licensees.

•	Fluctuations in foreign currency exchange rates.

•	The initiation of new contractual arrangements with other companies.

•	Whether and when contract milestones are achieved.

•	The failure of or refusal of a licensee to pay royalties.

•
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

•	Decreases in licensees’ sales of product due to competition, manufacturing difficulties or other factors that affect the sales of product.

Our affiliation agreement with Roche Holdings, Inc. could adversely affect our cash position

Our affiliation agreement with Roche provides that we establish a stock repurchase program designed to maintain Roche’s percentage ownership interest in our Common Stock based on an established Minimum Percentage. For more information on our stock repurchase program, see discussion below in “Liquidity and Capital Resources — Cash Provided by or Used in Financing Activities.” See Note 8, “Relationship with Roche and Related Party Transactions,” in the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K for information regarding the Minimum Percentage.

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

•
Require the approval of the directors designated by Roche to make any acquisition or any sale or disposal of all or a portion of our business representing 10% or more of our assets, net income or revenues.

•	Enable Roche to maintain its percentage ownership interest in our Common Stock.

•
Require us to establish a stock repurchase program designed to maintain Roche’s percentage ownership interest in our Common Stock based on an established Minimum Percentage. For information regarding Minimum Percentage, see Note 8, “Relationship with Roche and Related Party Transactions,” in the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K for a discussion of our relationship with Roche and Roche’s ability to maintain its percentage ownership interest in our stock. For more information on our stock repurchase program, see discussion below in “Liquidity and Capital Resources — Cash Provided by or Used in Financing Activities.”

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

Future sales of our Common Stock by Roche could cause the price of our Common Stock to decline

As of December 31, 2005, Roche owned 587,189,380 shares of our Common Stock, or 55.7% of our outstanding shares. All of our shares owned by Roche are eligible for sale in the public market subject to compliance with the applicable securities laws. We have agreed that, upon Roche’s request, we will file one or more registration statements under the Securities Act in order to permit Roche to offer and sell shares of our Common Stock. Sales of a substantial number of shares of our Common Stock by Roche in the public market could adversely affect the market price of our Common Stock.

Roche Holdings, Inc., our controlling stockholder, may have interests that are adverse to other stockholders

Roche, as our majority stockholder, controls the outcome of most actions requiring the approval of our stockholders. Our bylaws provide, among other things, that the composition of our board of directors shall consist of at least three directors designated by Roche, three independent directors nominated by the nominating committee and one Genentech executive officer nominated by the nominating committee. Currently, three of our directors, Mr. William Burns, Dr. Erich Hunziker and Dr. Jonathan K.C. Knowles, also serve as officers and employees of Roche Holding Ltd and its affiliates. As long as Roche owns in excess of 50% of our Common Stock, Roche directors will comprise two of the three members of the nominating committee. However, at any time until Roche owns less than 5% of our stock, Roche will have the right to obtain proportional representation on our board. We cannot assure you that Roche will not seek to influence our business operations in a manner that is contrary to our goals or strategies.

Our stockholders may be unable to prevent transactions that are favorable to Roche but adverse to us

Our certificate of incorporation includes provisions relating to the following matters:

•	Competition by Roche affiliates with us.

•	Offering of corporate opportunities.

•	Transactions with interested parties.

•	Intercompany agreements.

•	Provisions limiting the liability of specified employees.

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

Insurance coverage is increasingly more difficult and costly to obtain or maintain

While we currently have a certain amount of insurance to minimize our direct exposure to certain business risks, premiums are generally increasing and coverage is narrowing in scope. As a result, we may be required to assume more risk in the future or make significant expenditures to maintain our current levels of insurance. If we are subject to third-party claims or suffer a loss or damages in excess of our insurance coverage, we will incur the cost of the portion of the retained risk. Furthermore, any claims made on our insurance policies may affect our ability to obtain or maintain insurance coverage at reasonable costs.

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

We also have acquired, and may continue to acquire in the future, land and buildings as we expand our operations. Some of these properties are “brownfields” for which redevelopment or use is complicated by the presence or potential presence of a hazardous substance, pollutant or contaminant. Certain events could occur which may require us to pay significant clean-up or other costs in order to maintain our operations on those properties. Such events include, but are not limited to, changes in environmental laws, discovery of new contamination, or unintended exacerbation of existing contamination. The occurrence of any such event could materially affect our ability to continue our business operations on those properties.

Fluctuations in our operating results could affect the price of our Common Stock

Our operating results may vary from period to period for several reasons including:

•	The overall competitive environment for our products as described in “We face competition” above.

•
The amount and timing of sales to customers in the U.S. For example, sales of a product may increase or decrease due to pricing changes, fluctuations in distributor buying patterns or sales initiatives that we may undertake from time to time.

•
The amount and timing of our sales to Hoffmann-La Roche and our other collaborators of products for sale outside of the U.S. and the amount and timing of sales to their respective customers, which directly impacts both our product sales and royalty revenues.

•	The timing and volume of bulk shipments to licensees.

•	The availability and extent of government and private third-party reimbursements for the cost of therapy.

•	The extent of product discounts extended to customers.

•	The effectiveness and safety of our various products as determined both in clinical testing and by the accumulation of additional information on each product after the FDA approves it for sale.

•
The rate of adoption by physicians and use of our products for approved indications and additional indications. Among other things, the rate of adoption by physicians and use of our products may be affected by results of clinical studies reporting on the benefits or risks of a product.

•	The potential introduction of new products and additional indications for existing products.

•	The ability to successfully manufacture sufficient quantities of any particular marketed product.

•	Pricing decisions we may adopt.

Our integration of new information systems could disrupt our internal operations, which could harm our revenues and increase our expenses

Portions of our information technology infrastructure may experience interruptions, delays or cessations of service or produce errors. As part of our Enterprise Resource Planning efforts, we are implementing new information systems, but we may not be successful in implementing all of the new systems, and transitioning data and other aspects of the process could be expensive, time consuming, disruptive and resource intensive. Any disruptions that may occur in the implementation of new systems or any future systems could adversely affect our ability to report in an accurate and timely manner the results of our consolidated operations, our financial position and cash flows. Disruptions to these systems also could adversely affect our ability to fulfill orders and interrupt other operational processes. Delayed sales, lower margins or lost customers resulting from these disruptions could adversely affect our financial results.

Our stock price, like that of many biotechnology companies, is volatile

The market prices for securities of biotechnology companies in general have been highly volatile and may continue to be highly volatile in the future. In addition, the market price of our Common Stock has been and may continue to be volatile.

In addition, the following factors may have a significant impact on the market price of our Common Stock.

•	Announcements of technological innovations or new commercial products by us or our competitors.

•	Publicity regarding actual or potential medical results relating to products under development or being commercialized by us or our competitors.

•	Developments or outcome of litigation, including litigation regarding proprietary and patent rights.

•	Regulatory developments or delays concerning our products in the U.S. and foreign countries.

•	Issues concerning the safety of our products or of biotechnology products generally.

•	Economic and other external factors or a disaster or crisis.

•	Period to period fluctuations in our financial results.

Our effective income tax rate may vary significantly

Various internal and external factors may have favorable or unfavorable effects on our future effective income tax rate. These factors include but are not limited to changes in tax laws, regulations and/or rates, changing interpretations of existing tax laws or regulations, changes in estimates of prior years’ items, future levels of R&D spending, and changes in overall levels of income before taxes.

To pay our indebtedness will require a significant amount of cash and may adversely affect our operations and financial results

As of December 31, 2005, we had approximately $2.1 billion of long-term debt. Our ability to make payments on and to refinance our indebtedness, including our long-term debt obligations, and to fund planned capital expenditures, R&D, as well as stock repurchases and expansion efforts will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are and will remain beyond our control. Additionally, our indebtedness may increase our vulnerability to general adverse economic and industry conditions, require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, which would reduce the availability of our cash flow to fund working capital, capital expenditures, R&D, expansion efforts and other general corporate purposes, and limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate.

Accounting pronouncements may affect our future financial position and results of operations

There may be new accounting pronouncements or regulatory rulings, which may have an affect on our future financial position and results of operations. In December 2004, the FASB issued a revision of Statement of Financial Accounting Standards (or “FAS”) No. 123, “Accounting for Stock-Based Compensation.” The revision is referred to as “FAS 123R — Share-Based Payment”, which supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and will require companies to recognize compensation expense, using a fair-value based method, for costs related to share-based payments including stock options and stock issued under our employee stock plans. We have adopted FAS 123R using the modified prospective basis on January 1, 2006. Our adoption of FAS 123R is expected to result in compensation expense that will reduce diluted net income per share by approximately $0.15 to $0.17 per share for 2006. However, our estimate of future stock-based compensation expense is affected by our stock price, the number of stock-based awards our board of directors may grant in 2006, as well as a number of complex and subjective valuation assumptions and the related tax impact. These valuation assumptions include, but are not limited to, the volatility of our stock price and employee stock option exercise behaviors.

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 2.	PROPERTIES

Our headquarters facilities are located in a research and industrial area in South San Francisco, California where we currently occupy 43 owned and 5 leased buildings which house our research and development, marketing and administrative activities, as well as bulk manufacturing facilities, a fill and finish facility and a warehouse. We have made and will continue to make improvements to these properties to accommodate our growth. We also have a commitment to lease an additional eight buildings which will begin occupancy in 2006. In addition, we own other property in South San Francisco for future expansion.

We own a manufacturing facility in Vacaville, California, which is licensed to produce commercial quantities of select products. We are currently expanding our Vacaville site by constructing an additional manufacturing facility adjacent to the existing facility as well as office buildings to support the added manufacturing capacity. We expect construction, qualification and licensure of our new Vacaville plant by the end of 2009.

In June 2005, we acquired a biologics manufacturing facility in Oceanside, California. We expect manufacturing of Avastin bulk drug substance at the plant to commence in 2006 with U.S. Food and Drug Administration licensure anticipated in the first half of 2007.

We also lease additional office facilities as regional sales and marketing offices in several locations throughout the United States.

In Porriño, Spain, we own a warehouse and a cell culture manufacturing facility currently licensed for the manufacture of Avastin.

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

On October 4, 2004, we received a subpoena from the U.S. Department of Justice, requesting documents related to the promotion of Rituxan, a prescription treatment approved for the treatment of relapsed or refractory, low-grade or follicular, CD20 positive, B-cell non-Hodgkin’s lymphoma. We are cooperating with the associated investigation, which we have been advised is both civil and criminal in nature. The government has informed us that it expects to call Genentech employees to appear before a grand jury in connection with this investigation. The outcome of this matter cannot be determined at this time.

On July 29, 2005, a former Genentech employee whose employment ended in April 2005, filed a qui tam complaint under seal in the United States District Court for the District of Maine against Genentech and Biogen Idec Inc., alleging violations of the False Claims Act and retaliatory discharge of employment. On December 20, 2005, the United States District Court filed notice of its election to decline intervention in the lawsuit. The complaint was subsequently unsealed and we were served on January 5, 2006. The outcome of this matter cannot be determined at this time.

We and the City of Hope National Medical Center (or “COH”) are parties to a 1976 agreement relating to work conducted by two COH employees, Arthur Riggs and Keiichi Itakura, and patents that resulted from that work, which are referred to as the “Riggs/Itakura Patents.” Since that time, we have entered into license agreements with various companies to make, use and sell the products covered by the Riggs/Itakura Patents. On August 13, 1999, the COH filed a complaint against us in the Superior Court in Los Angeles County, California, alleging that we owe royalties to the COH in connection with these license agreements, as well as product license agreements that involve the grant of licenses under the Riggs/Itakura Patents. On June 10, 2002, a jury voted to award the COH approximately $300 million in compensatory damages. On June 24, 2002, a jury voted to award the COH an additional $200 million in punitive damages. Such amounts were accrued as an expense in the second quarter of 2002 and were included in the accompanying consolidated balance sheets in “litigation-related and other long-term liabilities” at December 31, 2005 and December 31, 2004. We filed a notice of appeal of the verdict and damages awards with the California Court of Appeal. On October 21, 2004, the California Court of Appeal affirmed the verdict and damages awards in all respects. On November 22, 2004, the California Court of Appeal modified its opinion without changing the verdict and denied Genentech’s request for rehearing. On November 24, 2004, we filed a petition seeking review by the California Supreme Court. On February 2, 2005, the California Supreme Court granted that petition. The amount of cash paid, if any, or the timing of such payment in connection with the COH matter will depend on the outcome of the California Supreme Court’s review of the matter; however, it may take longer than one year to further resolve the matter.

We recorded accrued interest and bond costs related to the COH trial judgment of $54.0 million in 2005 and $53.8 million in 2004. In conjunction with the COH judgment, we posted a surety bond and were required to pledge cash and investments of $682.0 million at December 31, 2004 to secure the bond. During the third quarter of 2005, COH requested that we increase the surety bond value by $50.0 million to secure the accruing interest, and we correspondingly increased the amount pledged to secure the bond by $53.0 million to $735.0 million at December 31, 2005. These amounts are reflected in “restricted cash and investments” in the accompanying consolidated balance sheets. We expect that we will continue to incur interest charges on the judgment and service fees on the surety bond each quarter through the process of appealing the COH trial results.

On April 11, 2003, MedImmune, Inc. (or “MedImmune”) filed a lawsuit against Genentech, COH, and Celltech R & D Ltd. in the U.S. District Court for the Central District of California (Los Angeles). The lawsuit relates to U.S. Patent No. 6,331,415 (or “the ‘415 patent” or “Cabilly patent”) that we co-own with COH and under which MedImmune and other companies have been licensed and are paying royalties to us. The lawsuit includes claims for violation of antitrust, patent, and unfair competition laws. MedImmune is seeking to have the ‘415 patent declared invalid and/or unenforceable, a determination that MedImmune does not owe royalties under the ‘415 patent on sales of its Synagis® antibody product, an injunction to prevent us from enforcing the ‘415 patent, an award of actual and exemplary damages, and other relief. On January 14, 2004 (amending a December 23, 2003 Order), the U.S. District

Court granted summary judgment in our favor on all of MedImmune’s antitrust and unfair competition claims. MedImmune sought to amend its complaint to reallege certain claims for antitrust and unfair competition. On February 19, 2004, the Court denied this motion in its entirety and final judgment was entered in favor of Genentech and Celltech and against MedImmune on March 15, 2004 on all antitrust and unfair competition claims. MedImmune filed a notice of appeal of this judgment with the U.S. Court of Appeals for the Federal Circuit. Concurrently, in the District Court litigation, we filed a motion to dismiss all remaining claims in the case. On April 23, 2004, the District Court granted our motion and dismissed all remaining claims. Final judgment was entered in our favor on May 3, 2004, thus concluding proceedings in the District Court. On October 18, 2005, the U.S. Court of Appeals for the Federal Circuit affirmed the judgment of the District Court in all respects. MedImmune filed a petition for a writ of certiorari with the United States Supreme Court on November 22, 2005 and we filed our response on December 27, 2005. No decision on the petition has been issued.

On May 13, 2005, a request was filed by a third party for reexamination of the ‘415 or Cabilly patent. The request sought reexamination on the basis of non-statutory double patenting over U.S. Patent No. 4,816,567. On July 7, 2005, the U.S. Patent Office ordered reexamination of the ‘415 patent. On September 13, 2005, the Patent Office issued an initial “non-final” Office action rejecting the claims of the ‘415 patent. This action is a routine and expected next step in the reexamination procedure. We filed our response to the Office action on November 25, 2005. The Patent Office has not yet acted on this response. The reexamination process is ongoing. The ‘415 patent, which expires in 2018, relates to methods we and others use to make certain antibodies or antibody fragments, as well as cells and DNA used in these methods. We have licensed the ‘415 patent to other companies and derive significant royalties from those licenses. The claims of the ‘415 patent remain valid and enforceable throughout the reexamination process.

On December 23, 2005, a second request for reexamination of the ‘415 patent was filed by another third party. On January 23, 2006, the Patent Office granted the reexamination request. Because the second request for reexamination and the above-described reexamination proceeding are ongoing, the final outcome of these matters cannot be determined at this time.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

Executive Officers of the Company

The executive officers of the Company and their respective ages (ages as of December 31, 2005) and positions with the Company are as follows:

Name	Age	Position
Arthur D. Levinson, Ph.D.*	55	Chairman and Chief Executive Officer
Susan D. Desmond-Hellmann, M.D., M.P.H.*	48	President, Product Development
Ian T. Clark*	45	Executive Vice President, Commercial Operations
David A. Ebersman*	36	Executive Vice President and Chief Financial Officer
Stephen G. Juelsgaard, D.V.M., J.D.*	57	Executive Vice President, General Counsel, Secretary and Chief Compliance Officer
Richard H. Scheller, Ph.D.*	52	Executive Vice President, Research
Patrick Y. Yang, Ph.D.*	57	Executive Vice President, Product Operations
Robert L. Garnick, Ph.D.	56	Senior Vice President, Regulatory, Quality and Compliance
John M. Whiting	50	Vice President, Controller and Chief Accounting Officer
___________
*  Members of the Executive Committee of the Company.

The Board of Directors appoints all executive officers annually. There is no family relationship between or among any of the executive officers or directors.

Business Experience

Arthur D. Levinson, Ph.D. was appointed Chairman of the Board of Directors of Genentech, Inc. in September 1999 and was elected its Chief Executive Officer and a director of the Company in July 1995. Since joining the Company in 1980, Dr. Levinson has been a Senior Scientist, Staff Scientist and the Director of the Company’s Cell Genetics Department. Dr. Levinson was appointed Vice President of Research Technology in April 1989, Vice President of Research in May 1990, Senior Vice President of Research in December 1992, Senior Vice President of Research and Development in March 1993 and President in July 1995. Dr. Levinson also serves as a member of the Board of Directors of Apple Computer, Inc. and Google, Inc.

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

Ian T. Clark was appointed Executive Vice President, Commercial Operations of Genentech in December 2005. He previously served as Senior Vice President, Commercial Operations of Genentech from August 2005 to December 2005 and joined Genentech as Senior Vice President and General Manager, BioOncology and served in that role from January 2003 through August 2005. Prior to joining Genentech, he served as president for Novartis Canada from 2001 to 2003. Before assuming his post in Canada, he served as chief operating officer for Novartis United Kingdom from 1999 to 2001.

David A. Ebersman was appointed Executive Vice President of Genentech in December 2005 and Chief Financial Officer in March 2005. Previously, he served as Senior Vice President, Finance from January 2005 through March 2005 and Senior Vice President, Product Operations from May 2001 through January 2005. He joined Genentech in February 1994 as a Business Development Analyst and subsequently served as Manager, Business Development from February 1995 to February 1996, Director, Business Development from February 1996 to March 1998, Senior Director, Product Development from March 1998 to February 1999 and Vice President, Product Development from February 1999 to May 2001. Prior to joining Genentech, he held the position of Research Analyst at Oppenheimer & Company, Inc.

Stephen G. Juelsgaard, D.V.M., J.D. was appointed Chief Compliance Officer of Genentech in June 2005, Executive Vice President in September 2002, Vice President and General Counsel in July 1994 and Secretary in April 1997. He joined Genentech in July 1985 as Corporate Counsel and subsequently served as Senior Corporate Counsel from 1988 to 1990, Chief Corporate Counsel from 1990 to 1993, Vice President, Corporate Law from 1993 to 1994, Assistant Secretary from 1994 to 1997 and Senior Vice President from April 1998 to September 2002.

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

Patrick Y. Yang, Ph.D. was appointed Executive Vice President, Product Operations of Genentech in December 2005. Previously, he served as Senior Vice President, Product Operations from January 2005 through December 2005 and Vice President, South San Francisco Manufacturing and Engineering from December 2003 to January 2005. Prior to joining Genentech, he worked for General Electric from 1980 to 1992 in manufacturing and technology and for Merck & Co. Inc. from 1992 to 2003 in manufacturing. At Merck, he held several executive positions including Vice President, Supply Chain Management from 2001 to 2003 and Vice President, Asia/Pacific Manufacturing Operations from 1997 to 2000.

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

John M. Whiting was appointed Vice President of Genentech in January 2001 and Controller and Chief Accounting Officer in October 1997. He previously served in a variety of financial positions at Genentech from 1989 to 1997. Prior to joining Genentech, he served as Senior Audit Manager at Arthur Young.

PART II

Item 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

See "Liquidity and Capital Resources — Cash Provided by or Used in Financing Activities" in "Management’s Discussion and Analysis of Financial Condition and Results of Operations" of Part II, Item 7 of this Form 10-K, Note 1, “Description of Business — Redemption of Our Special Common Stock,” Note 8, “Relationship with Roche and Related Party Transactions,” and Note 9, “Capital Stock,” in the Notes to Consolidated Financial Statements of Part II, Item 8 of this Form 10-K.

Stock Trading Symbol:  DNA

Stock Exchange Listing

Our Common Stock trades on the New York Stock Exchange under the symbol “DNA.” No dividends have been paid on the Common Stock. We currently intend to retain all future income for use in the operation of our business and for future stock repurchases and, therefore, do not anticipate paying any cash dividends in the near future.

Common Stockholders

As of December 31, 2005, there were approximately 2,350 stockholders of record of our Common Stock, one of which is Cede & Co., a nominee for Depository Trust Company (or “DTC”). All of the shares of Common Stock held by brokerage firms, banks and other financial institutions as nominees for beneficial owners are deposited into participant accounts at DTC, and are therefore considered to be held of record by Cede & Co. as one stockholder.

Stock Prices

	Common Stock
	2005		2004
	High	Low	High	Low
4th Quarter	$100.20	$79.87	$55.98	$41.00
3rd Quarter	94.99	79.71	56.61	43.00
2nd Quarter	84.10	54.68	68.25	50.11
1st Quarter	59.00	43.90	56.98	44.74

All information in this report relating to the number of shares, price per share and per share amounts of Common Stock give effect to the May 2004 two-for-one stock split of our Common Stock.

Stock Repurchases

See "Liquidity and Capital Resources — Cash Provided by or Used in Financing Activities" in "Management’s Discussion and Analysis of Financial Condition and Results of Operations" of Part II, Item 7 of this Form 10-K for information on our stock repurchases.

Item 6.	SELECTED FINANCIAL DATA

The following selected consolidated financial information has been derived from the audited consolidated financial statements. The information below is not necessarily indicative of results of future operations, and should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K and the consolidated financial statements and related notes thereto included in Item 8 of this Form 10-K in order to fully understand factors that may affect the comparability of the information presented below.

SELECTED CONSOLIDATED FINANCIAL DATA
(in millions, except per share amounts)

	2005		2004		2003		2002		2001
Total operating revenues	$6,633.4		$4,621.2		$3,300.2		$2,583.7		$2,044.1
Product sales	5,488.1		3,748.9		2,621.4		2,163.6		1,742.9
Royalties	935.1		641.1		500.9		365.6		264.5
Contract revenue	210.2		231.2		177.9		54.5		36.7

Income before cumulative effect of accounting changes	$1,279.0		$784.8		$610.1		$63.8		$155.9
Cumulative effect of accounting changes, net of tax	-		-		(47.6	)(6)	-		(5.6	)(9)
Net income(1)	$1,279.0	(2)	$784.8	(5)	$562.5	(6)	$63.8	(8)	$150.3	(9)

Basic earnings per share	$1.21		$0.74		$0.54		$0.06		$0.14
Diluted earnings per share	1.18		0.73		0.53		0.06		0.14

Total assets	$12,146.9		$9,403.4	(4)	$8,759.5	(4)	$6,775.5		$7,161.5
Long-term debt	2,083.0	(3)	412.3	(4)	412.3	(4)	-	(7)	-	(7)
Stockholders’ equity	7,469.6		6,782.2		6,520.3		5,338.9		5,919.8
___________
We have paid no dividends.
All per share amounts reflect the two-for-one stock split that was effected in 2004.
Certain prior year amounts have been reclassified to conform with the current year presentation.
(1)
Net income includes pre-tax recurring charges of $122.7 million in 2005, $145.5 million in 2004, $154.3 million in 2003, $155.7 million in 2002, and $321.8 million in 2001 related to the June 30, 1999 redemption of our Special Common Stock (or “the Redemption”).

(2)	Net income in 2005 includes accrued interest and bond costs related to the City of Hope (or “COH”) trial judgment and net amounts paid related to other litigation settlements.
(3)	Includes approximately $2 billion related to our debt issuance in July 2005, and reflects the repayment of the consolidated debt related to the manufacturing facility located in Vacaville, California.
(4)
Upon adoption of FIN 46, we consolidated the entity from which we lease our manufacturing facility located in Vacaville, California. Accordingly, we included in property, plant and equipment assets with net book values of $325.9 million at December 31, 2004 and $348.4 million at December 31, 2003. We also consolidated the entity's debt of $412.3 million and noncontrolling interest of $12.7 million, which amounts are included in long-term debt and litigation-related and other long-term liabilities, respectively, at December 31, 2004 and 2003. During the third quarter of 2005, we paid $425.0 million to extinguish the debt and noncontrolling interest related to the synthetic lease obligation.

(5)	Net income in 2004 includes accrued interest and bond costs related to the COH trial judgment, net of a released accrual on a separate litigation matter.
(6)
Net income in 2003 includes litigation settlements with Amgen Inc. and Bayer Inc., net of accrued interest and bond costs related to the COH judgment. Net income in 2003 also reflects our adoption of the Financial Accounting Standards Board Interpretation No. 46 (or “FIN 46”), “Consolidation of Variable Interest Entities,” on July 1, 2003, which resulted in a $47.6 million charge, net of $31.8 million in taxes, (or $0.05 per share) as a cumulative effect of an accounting change in 2003.

(7)	The $149.7 million of convertible subordinated debentures was reclassified to current liabilities in 2001 to reflect the March 27, 2002 maturity. We redeemed the debentures in cash at maturity.
(8)
Net income in 2002 includes $543.9 million of pre-tax litigation-related special charges, which are comprised of the COH litigation judgment in 2002, and accrued interest and bond costs, and certain other litigation-related matters. Net income in 2002 also reflects our adoption of Statement of Financial Accounting Standards (or “FAS”) 141 and 142 on January 1, 2002. As a result of our adoption, reported net income increased by approximately $157.6 million (or $0.15 per share) due to the cessation of goodwill amortization and the amortization of our trained and assembled workforce intangible asset.

(9)
Net income in 2001 reflects a $5.6 million charge (net of $3.8 million in taxes) as a cumulative effect of a change in accounting principle and changes in estimated fair value of certain derivatives ($10.0 million gain) as a result of our adoption of FAS 133 on January 1, 2001.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The Company

Genentech is a leading biotechnology company that discovers, develops, manufactures, and commercializes biotherapeutics for significant unmet medical needs. We commercialize multiple biotechnology products, and also receive royalties from companies that are licensed to market products based on our technology.

Major Developments in 2005

Our total operating revenues in 2005 were $6.63 billion, an increase of 44% from $4.62 billion in 2004. Our net income in 2005 was $1.28 billion, an increase of 63% from $784.8 million in 2004.

In 2005 we announced positive data from eight Phase III clinical trials and we, in certain instances with our collaborators OSI or Biogen Idec, submitted several filings to the U.S. Food and Drug Administration (or “FDA”) including: (i) Avastin for use in combination with 5-fluorouracil (or “5-FU”)-based chemotherapy for patients with relapsed, metastatic colorectal cancer; (ii) Rituxan to treat front-line intermediate grade or aggressive non-Hodgkin’s lymphoma (or “NHL”), which was approved by the FDA on February 10, 2006; (iii) Rituxan to treat patients with active rheumatoid arthritis (or “RA”) who inadequately respond to anti-tumor necrosis factor therapy; (iv) Tarceva for use in combination with gemcitabine chemotherapy for the first-line treatment of patients with locally advanced, unresectable or metastatic pancreatic cancer, which was approved by the FDA in November 2005; and (v) Lucentis (ranibizumab) to treat neovascular wet form age-related macular degeneration (or “AMD”).

We are aware that some retinal specialists are currently using Avastin to treat wet AMD, an unapproved use. We have no clinical data on either the safety or efficacy of Avastin in this use, nor do we have any plans for a clinical development program evaluating Avastin in AMD. Further, we are concerned about the potential sterility issues associated with aliquoting vials of Avastin into smaller portions for use as an intravitreal injection. However, there may be continued Avastin use in this setting even after Lucentis has been approved for commercial use, which may decrease the market potential for Lucentis. We remain focused on making Lucentis available to patients by seeking FDA approval as soon as possible.

In June 2005, we acquired Biogen Idec’s Oceanside, California biologics manufacturing facility (or “Oceanside plant”) for $408.1 million in cash plus $9.3 million in closing costs. The 60-acre, 500,000 square-foot Oceanside plant has 90,000 liters of bioreactor capacity. We expect manufacturing of Avastin bulk drug substance at the plant to commence in 2006 with FDA licensure anticipated in the first half of 2007.

On July 18, 2005, we completed a private placement of the following debt instruments: $500.0 million principal amount of 4.40% Senior Notes due 2010, $1.0 billion principal amount of 4.75% Senior Notes due 2015 and $500.0 million principal amount of 5.25% Senior Notes due 2035. We received approximately $1.99 billion in net proceeds from this offering, after deducting selling and offering expenses.

Our Strategy

2005 was the final year of our 5x5 business plan. We exceeded our most important goal of average annual non-GAAP EPS growth. We exceeded our goal of five significant products/indications in late stage development and have exceeded our goal of five new products or indications approved through 2005. We did not meet our goal of $500 million in new revenue from alliances and/or acquisitions. We did not meet our non-GAAP net income as a percentage of total operating revenues goal, due primarily to the success of Rituxan, net of the associated profit split with Biogen Idec. Information on our 5x5 plan can be found on our website at http://www.gene.com.

Economic and Industry-wide Factors

Our goals and objectives are challenged by economic and industry-wide factors that affect our business. Some of the most important factors are discussed below:

•
Successful development of biotherapeutics is highly difficult and uncertain. Our long-term business growth depends upon our ability to commercialize important new therapeutics to treat unmet medical needs such as cancer. Since the underlying biology of these diseases is not completely understood, it is very challenging to discover and develop safe and effective treatments, and the majority of potential new therapeutics fail to generate the safety and efficacy data required to obtain regulatory approval. In addition, there is tremendous competition in the diseases of interest to us. Our business requires significant investments in research and development (or “R&D”) over many years, often for products that fail during the R&D process. In addition, after our products receive FDA approval, they remain subject to ongoing FDA regulation, including changes to the product label, new or revised regulatory requirements for manufacturing practices, written advisement to physicians, or product recalls. We believe that our continued focus on excellent science, compelling biological mechanisms, and designing high quality clinical trials to address significant medical needs positions us well to deliver sustainable growth.

•
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

•
Manufacturing biotherapeutics is difficult and complex, and requires facilities specifically designed and validated to run biotechnology production processes. The manufacture of a biotherapeutic requires developing and maintaining a process to reliably manufacture and formulate the product at an appropriate scale, obtaining regulatory approval to manufacture the product, and is subject to changes in regulatory requirements or standards that may require modifications to the involved manufacturing process or FDA action (see above in “Difficulties or delays in product manufacturing or in obtaining materials from our suppliers could harm our business and/or negatively affect our financial performance” of “Risk Factors” in Part I, Item 1A of this Form 10-K).

•
The Medicare Prescription Drug Improvement and Modernization Act (or “Medicare Act”) was enacted into law in December 2003. On November 3, 2004, the 2005 Physician Fee Schedule and Hospital Outpatient Prospective Payment System Final Rules were announced and were in-line with our expectations. As Centers for Medicare and Medicaid Services (or “CMS”) is our single largest payer, the new rules represented an important area of focus in 2005. To date, we have not seen any detectable effects of the new rules on our product sales. We continue to anticipate minimal effects on our revenues in 2006. On November 2, 2005, CMS released its Final Rule with comment on the Medicare Part B Competitive Acquisition Program (or “CAP”). The CAP option, which the CMS expects to begin in July 2006, required under the Medicare Act, will be available to physicians providing services under Part B of Medicare. Under the CAP, physicians could choose to either obtain drugs directly from qualified CAP vendors, or continue to purchase drugs directly and be reimbursed by CMS at the Average Selling Price + 6% rate. Although CMS is still finalizing details of the program, we anticipate that the impact of the program on our sales will be minimal.

•
With respect to follow-on biologics, we believe that current technology cannot prove a follow-on biotechnology product to be safe and effective outside the New Drug Application and Biologics License Application (or “BLA”) process. We filed a Citizen Petition with the FDA in April 2004 requesting that the agency re-assess its approach to approvals of follow-on biologics and put processes in place to protect trade secrets and confidential information from use by others. The FDA initiated a public process to discuss the complex scientific issues surrounding follow-on biologics and we participated in the FDA Stakeholder meeting in September 2004. Following this meeting, the FDA and Drug Information Association held a scientific workshop in February 2005, which we hope will be followed by a similar public discussion of the critical legal issues involved with establishing an approval pathway for follow-on biologics.

•
Our ability to attract and retain highly qualified and talented people in all areas of the company, and our ability to maintain our unique culture, will be critical to our success over the long-term. During 2005, we experienced a 25% growth in the number of employees to over 9,500 employees company-wide as of December 31, 2005. This significant growth in employees is challenging to manage and we are working diligently across the company to make sure that we successfully hire, train and integrate new employees into the Genentech culture and environment.

Critical Accounting Policies and the Use of Estimates

The accompanying discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements and the related disclosures, which have been prepared in accordance with accounting principles generally accepted in the United States (or “GAAP”). The preparation of these consolidated financial statements requires management to make estimates, assumptions and judgments that affect the reported amounts in our consolidated financial statements and accompanying notes. These estimates form the basis for making judgments about the carrying values of assets and liabilities. We base our estimates and judgments on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, and we have established internal controls related to the preparation of these estimates. Actual results and the timing of the results could differ materially from these estimates.

We believe the following policies to be critical to understanding our financial condition, results of operations, and our expectations for 2006 because these policies require management to make significant estimates, assumptions and judgments about matters that are inherently uncertain.

Legal Contingencies

We are currently, or have been, involved in certain legal proceedings as discussed in Note 7, “Leases, Commitments and Contingencies,” in the Notes to Consolidated Financial Statements of Part II, Item 8 of this Form 10-K. We assess the likelihood of any adverse judgments or outcomes to these legal matters as well as potential ranges of probable losses. Included in “litigation-related and other long-term liabilities” in the accompanying consolidated balance sheet at December 31, 2005 is $676.1 million, which represents our estimate of the costs for the current resolution of these matters. The nature of these matters is highly uncertain and subject to change; as a result, the amount of our liability for certain of these matters could exceed or be less than the amount of our current estimates, depending on the final outcome of these matters. An outcome of such matters different than previously estimated could have a material effect on our financial position or our results of operations in any one quarter.

Product Sales Allowances

Revenues from product sales, which are principally generated in the United States (or “U.S.”), are recorded net of allowances for rebates, wholesaler chargebacks, prompt pay sales discounts, product returns, wholesaler incentives, and bad debts, all of which are established at the time of sale. In order to prepare our consolidated financial statements, we are required to make estimates regarding the amounts earned or to be claimed on the related product sales.

Rebate reserves and accruals represent our estimated obligations to wholesalers and third parties (clinics, hospitals and pharmacies), respectively. These rebates and accruals result from performance-based offers that are primarily based on attaining contractually specified sales volumes and growth. As a result, the calculation of the accrual for these rebates requires an estimate of the customer’s buying patterns and the resulting applicable contractual rebate rate(s) to be earned over a contractual period. If our estimate of a customer’s buying patterns is incorrect, we may need to adjust our estimates in future periods. In 2005, the majority of these rebates related to our non-oncology products.

To date, we have not recorded any adjustments to our estimates of product sales allowances that were material to our consolidated financial statements. However, it is possible that we may need to adjust our estimates in future periods. As of December 31, 2005, our consolidated balance sheet reflected product sales allowance reserves and accruals totaling approximately $126.4 million and for the year ended December 31, 2005, our net product sales were approximately $5,488.1 million.

Royalties

Under some of our agreements with licensees that include receipt of royalty revenue, we do not have sufficient historical information to estimate royalty revenues or receivables in the period that these royalties are earned. For these contracts, we record royalty revenue upon cash receipt. However, for the majority of our agreements with licensees, we estimate royalty revenue and royalty receivables in the periods these royalties are earned, in advance of collection. Our estimate of royalty revenue and receivables in those instances is based upon communication with some licensees, historical information and forecasted sales trends. Differences between actual revenues and estimated royalty revenue are adjusted for in the period which they become known, typically the following quarter. Historically, such adjustments have not been material to our consolidated financial condition or results of operations. As of December 31, 2005, our royalties accounts receivable was approximately $296.7 million and for the year ended December 31, 2005, our royalty revenues were approximately $935.1 million.

Income Taxes

Income tax expense is based on income before taxes and is computed using the liability method. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Significant estimates are required in determining our provision for income taxes. Some of these estimates are based on interpretations of existing tax laws or regulations. Various internal and external factors may have favorable or unfavorable effects on our future effective income tax rate. These factors include, but are not limited to, changes in tax laws, regulations and/or rates, changing interpretations of existing tax laws or regulations, changes in estimates of prior years’ items, future levels of R&D spending, and changes in overall levels of income before taxes. During 2005, we recorded various adjustments to our tax provision based on changes in one or more of the factors noted above.

Inventories

Inventories consist of currently marketed products, products manufactured under contract, product candidates awaiting regulatory approval and currently marketed products manufactured at facilities awaiting regulatory approval, which are capitalized based on management’s judgment of probable near term commercialization. The valuation of inventory requires us to estimate the value of inventory that may become obsolete prior to use or that may fail to be released. The determination of obsolete inventory requires us to estimate the future demands for our products, and in the case of pre-approval inventories, an estimate of the regulatory approval date for the product. We may be required to expense previously capitalized inventory costs upon a change in our judgment, due to, among other potential factors, a denial or delay of approval by the necessary regulatory bodies or new information that suggests that the inventory will not be releasable. In the event that a pre-approval product candidate receives regulatory approval, subsequent sales of previously reserved inventory may result in increased gross margins.

Valuation of Stock Options

In order to estimate the value of stock options, we use the Black-Scholes model, which requires the use of certain subjective assumptions. The most significant assumptions are our estimates of the expected volatility and the expected term of the award. Due to the redemption of our Special Common Stock in June 1999 (or "Redemption") by Roche Holdings, Inc. (or "Roche"), there is limited historical information available to support our estimate of certain assumptions required to value stock options. The value of a stock option is derived from its potential for appreciation. The more volatile the stock, the more valuable the option becomes because of the greater possibility of significant changes in stock price. Because there is an active market for options on our Common Stock, we believe that it is appropriate to place greater weight on implied volatilities than on historical realized volatilities when developing an estimate of expected volatility. We believe that implied volatilities of options with appropriate terms are better indicators of market participants’ expectations about future volatility. The expected option term also has a significant effect on the value of the option. The longer the term, the more time the option holder has to allow the stock price to increase without a cash investment and thus, the more valuable the option. Further, lengthier option terms provide more opportunity to exploit market highs. However, empirical data shows that employees, for a variety of reasons, typically do not wait until the end of the contractual term of a nontransferable option to exercise. Accordingly, companies are required to estimate the expected term of the option for input to an option-pricing model. When establishing an estimate of the expected term, we consider the vesting period for the award, our historical experience of employee stock option exercises, the expected volatility, and a comparison to relevant peer group data. As required under the accounting rules, we review our valuation assumptions at each grant date and, as a result, we are likely to change our valuation assumptions used to value stock based awards granted in future periods.

Results of Operations
(In millions)

				Annual Percent Change
	2005	2004	2003	2005/2004	2004/2003
Product sales	$5,488.1	$3,748.9	$2,621.4	46%	43%
Royalties	935.1	641.1	500.9	46	28
Contract revenue	210.2	231.2	177.9	(9)	30
Total operating revenues	6,633.4	4,621.2	3,300.2	44	40
Cost of sales	1,011.1	672.5	480.1	50	40
Research and development	1,261.8	947.5	722.0	33	31
Marketing, general and administrative	1,435.0	1,088.2	794.8	32	37
Collaboration profit sharing	823.1	593.6	457.5	39	30
Recurring charges related to redemption	122.7	145.5	154.3	(16)	(6)
Special items: litigation-related	57.8	37.1	(113.1)	56	*
Total costs and expenses	4,711.5	3,484.4	2,495.6	35	40
Operating income	1,921.9	1,136.8	804.6	69	41
Other income (expense):
Interest and other income (expense), net	140.9	90.0	95.7	57	(6)
Interest expense	(49.9)	(7.4)	(2.9)	574	155
Total other income, net	91.0	82.6	92.8	10	(11)
Income before taxes and cumulative effect of accounting change	2,012.9	1,219.4	897.4	65	36
Income tax provision	733.9	434.6	287.3	69	51
Income before cumulative effect of accounting change	1,279.0	784.8	610.1	63	29
Cumulative effect of accounting change, net of tax	-	-	(47.6)	-	*
Net income	$1,279.0	$784.8	$562.5	63	40
Earnings per share:
Basic:
Earnings before cumulative effect of accounting change	$1.21	$0.74	$0.59	64	25
Cumulative effect of accounting change, net of tax	-	-	(0.05)	-	*
Net earnings per share	$1.21	$0.74	$0.54	64	37
Diluted:
Earnings before cumulative effect of accounting change	$1.18	$0.73	$0.58	62	26
Cumulative effect of accounting change, net of tax	-	-	(0.05)	-	*
Net earnings per share	$1.18	$0.73	$0.53	62%	38%
Pretax operating margin	29%	25%	24%
COS as a % of product sales	18	18	18
R&D as a % of operating revenues	19	21	22
MG&A as a % of operating revenues	22	24	24
NI as a % of operating revenues	19	17	17
___________
Percentages in this table and throughout our discussion and analysis of financial condition and results of operations may reflect rounding adjustments.
*	Calculation not meaningful.

Total Operating Revenues

Total operating revenues increased 44% to $6,633.4 million in 2005 and increased 40% to $4,621.2 million in 2004. These increases were primarily due to higher product sales and royalty revenue, and are further discussed below.

Total Product Sales
(In millions)
				Annual Percent Change
Product Sales	2005	2004	2003	2005/2004	2004/2003
Net U.S. Product Sales
Rituxan	$1,831.4	$1,574.0	$1,360.2	16%	16%
Avastin	1,132.9	544.6	-	108	-
Herceptin	747.2	479.0	406.0	56	18
Tarceva	274.9	13.3	-	*	-
Xolair	320.6	187.6	25.1	71	647
Raptiva	79.2	52.4	1.4	51	*
Nutropin products	370.5	348.8	319.5	6	9
Thrombolytics	218.5	194.4	181.7	12	7
Pulmozyme	186.5	157.1	143.7	19	9
Total U.S. product sales	5,161.7	3,551.2	2,437.6	45	46
Net product sales to collaborators	326.4	197.7	183.8	65	8
Total product sales	$5,488.1	$3,748.9	$2,621.4	46	43
___________
*	Calculation not meaningful.

Total net product sales increased 46% to $5,488.1 million in 2005 and increased 43% to $3,748.9 million in 2004. Net U.S. sales increased 45% to $5,161.7 million in 2005 and increased 46% to $3,551.2 million in 2004. These increases in U.S. sales were due to higher sales across all products, in particular higher sales of our oncology products. U.S. oncology sales accounted for 77% of U.S. product sales in 2005 compared to 74% in 2004 and 72% in 2003. Increased U.S. sales volume accounted for 88%, or $1,411.2 million, of the increase in U.S. net product sales in 2005, and 92%, or $1,020.2 million in 2004. The increased U.S. sales volume in 2004 also included new product shipments. Changes in net U.S. sales prices across the portfolio accounted for most of the remainder of the increases in U.S. net product sales in 2005 and 2004.

Rituxan

Net U.S. sales of Rituxan increased 16% to $1,831.4 million in 2005 and 16% to $1,574.0 million in 2004. Net U.S. sales in 2005 included $9.6 million for a reorder to replace a shipment that was destroyed while in transit to a wholesaler in the first quarter of 2005. U.S. sales growth in the past two years resulted from increased physician adoption for treatment of indolent NHL with a maintenance regimen (or “Rituxan maintenance”), treatment of aggressive NHL, and chronic lymphocytic leukemia (or “CLL”) (all unapproved uses of Rituxan during those respective periods). Rituxan’s overall adoption rate in combined markets of NHL and CLL, including areas of unapproved uses, was 82% at the end of 2005 compared to 75% at the end of 2004. Also contributing to the increase in 2005 sales compared to 2004 were price increases that were effective on July 6, 2005 and October 5, 2005. The 2004 sales increase also resulted from increased physician adoption for the treatment of relapsed aggressive NHL and, to a lesser extent, a price increase in 2003.

In September 2005, we obtained FDA licensure of Lonza Biologic’s Portsmouth, New Hampshire manufacturing plant for the production of Rituxan bulk drug substance.

The U.S. Pharmacopeia Drug Information® (or “USP DI”) compendium was updated in October 2005, and now includes Rituxan for front-line CLL as an accepted indication. We expect that most payers who have not updated their coverage will do so shortly.

On October 25, 2005, we and Biogen Idec announced that the FDA granted Priority Review for Rituxan’s supplemental Biologics License Application (or “sBLA”) submitted for the front-line treatment of intermediate-grade or aggressive NHL, and on February 10, 2006, the FDA approved the use of Rituxan in this indication.

On October 31, 2005, we and Biogen Idec announced that the FDA accepted, and granted priority review for, the sBLA submitted for Rituxan for treatment of patients with active RA who inadequately respond to anti-tumor necrosis factor therapy.

Avastin

Net U.S. sales of Avastin increased 108% to $1,132.9 million in 2005. Net U.S. sales in 2004 were $544.6 million after launch in February 2004. The increase in sales was primarily a result of increased use of Avastin in colorectal cancer (or “CRC”) in first-line metastatic CRC (our approved indication) and unapproved CRC uses. In the treatment of colorectal cancer in both the first-line metastatic and relapsed/refractory (unapproved uses) settings, Avastin is being combined with a wide range of 5-FU-based chemotherapies. While there has been rapid uptake in the first-line setting, opportunities remain to further increase duration of therapy on Avastin and to continue efforts to appropriately identify eligible patients. We also anticipate growth from use in potential new (but currently unapproved) uses, including relapsed metastatic colorectal cancer, metastatic non-small cell lung and breast cancers. In 2005, use of Avastin in unapproved indications contributed to increased sales relative to 2004.

In August and September 2005, the USP DI issued certain decisions on the use of Avastin in lung, renal cell carcinoma (or “RCC”) and relapsed colorectal cancer. On September 6, 2005, the USP DI accepted the Avastin NSCLC data. A review that is deemed acceptable by the USP DI supports Medicare reimbursement by statute and facilitates reimbursement with the private payers. In contrast, the USP DI has deemed the data on Avastin use in RCC and relapsed colorectal cancer as not sufficient to establish acceptance at this time. We plan to re-submit the request in relapsed colorectal cancer. We are still waiting for the decision on the first-line metastatic breast cancer submission for Avastin.

On December 19, 2005, we announced that an sBLA was submitted to the FDA for Avastin in combination with 5-FU-based chemotherapy for patients with relapsed, metastatic colorectal cancer.

On February 12, 2006, we announced that enrollment into an international Phase III study evaluating FOLFOX, FOLFOX plus Avastin, and XELOX plus Avastin in early-stage colon cancer was temporarily suspended to enable the Data Safety Monitoring Board (or “DSMB”) to conduct a review of 60-day safety data. The DSMB’s recommendations are based on certain adverse events observed at a higher rate in the XELOX plus Avastin arm of the study compared to the other two arms of the study (FOLFOX and FOLFOX plus Avastin).

Herceptin

Net U.S. sales of Herceptin increased 56% to $747.2 million in 2005 and 18% to $479.0 million in 2004. The 2005 growth resulted from an increased use of Herceptin in the adjuvant breast cancer setting, which is not an approved indication, increased treatment of first-line HER2 positive metastatic breast cancer, and increased cumulative treatment duration relative to 2004. Also contributing to the growth in sales in 2005, although to a lesser extent, was a price increase that was effective on February 24, 2005. The growth in 2004 resulted from multiple factors, including physicians’ extension of the average treatment duration and increased first-line penetration, and a growing adoption by physicians of a number of combinations of Herceptin with different agents. In addition to the above factors, we implemented price increases in 2004 and 2003, which contributed to a lesser extent to the 2004 growth.

The USP DI compendium was updated in October 2005, and now includes Herceptin in the adjuvant breast cancer setting. We expect that most payers who have not updated their coverage will do so shortly.

On February 15, 2006, we announced that an sBLA was submitted to the FDA for Herceptin for treatment of patients with early-stage, HER2-positive breast cancer.

We believe that the opportunity for continued Herceptin sales growth is primarily in the adjuvant setting, an unapproved use.

Tarceva

Tarceva was approved by the FDA on November 18, 2004. Net U.S. sales of Tarceva were $274.9 million in 2005 as compared to $13.3 million in the fourth quarter of 2004. The increase in net U.S. sales was driven primarily by growth in market share in second- and third-line NSCLC. New patient share reached approximately 93 percent in 2005, while average patient share was 75 percent for the year. In light of the share levels already achieved and the recent changes to the labeling for Iressa™ (gefitinib), a competing product, we expect that Tarceva’s total prescription share of the oral EGFR class will near 100 percent over time. In 2005, Tarceva’s penetration averaged 23 percent in second-line NSCLC. Future sales growth in NSCLC will depend on gains in penetration against chemotherapy within second- and third-line NSCLC. Also affecting our product sales were price increases that were effective on April 5, 2005 and November 9, 2005.

On November 2, 2005, we and OSI announced that the FDA approved Tarceva in combination with gemcitabine chemotherapy for the treatment of advanced pancreatic cancer in patients who have not received previous chemotherapy.

Xolair

Net U.S. sales of Xolair were $320.6 million in 2005, $187.6 million in 2004 and $25.1 million in 2003. The sales growth in the past two years was primarily driven by an increase in our patient and prescriber base and, to some extent, price increases that were effective on July 21, 2005 and September 1, 2004.

On October 27, 2005, Novartis AG (or “Novartis”) announced that the European Commission has granted marketing authorization for Xolair in all 25 European Union member states. Novartis introduced Xolair in the United Kingdom and Germany in the fourth quarter of 2005 and plans to introduce Xolair in certain European countries within the next 18 months.

Raptiva

Net U.S. sales of Raptiva increased 51% to $79.2 million in 2005, and were $52.4 million in 2004 and $1.4 million in 2003. In 2005, sales continued to grow in the first quarter due to continued acceptance of the product; however, the increase for the remainder of the year was primarily due to a price increase that was effective on April 21, 2005. The 2004 sales increase reflected continued acceptance of the product and effective reimbursement processing and, to a lesser extent, a price increase that was effective on September 3, 2004. The rate of growth in prescriptions and resulting revenue for Raptiva in 2004 was affected by the approval of ENBREL® for psoriasis and the initiation of a significant patient experience trial with that product.

Nutropin Products

Combined net U.S. sales of our Nutropin products increased 6% to $370.5 million in 2005 and 9% to $348.8 million in 2004. Sales growth in 2005 and 2004 was primarily the result of price increases. On June 1, 2004, we and our collaborator, Alkermes, Inc., made a decision to discontinue commercialization of Nutropin Depot, a long-acting dosage form of recombinant growth hormone. Nutropin Depot sales continued through 2004 and ceased in 2005.

On June 28, 2005, the FDA approved Nutropin and Nutropin AQ for the treatment of the long-term treatment of ISS, also called non-growth hormone-deficient short stature.

Thrombolytics

Combined net U.S. sales of our three thrombolytics products, Activase, Cathflo Activase, and TNKase, increased 12% to $218.5 million in 2005 and 7% to $194.4 million in 2004. The increase in 2005 was driven by growth in our catheter clearance and stroke markets and, to a lesser extent, a price increase on January 9, 2005. The sales increase in 2004 was a result of a price increase in Activase and growth in our catheter clearance and stroke markets. Sales of our thrombolytic products used to treat acute myocardial infarction continue to be adversely affected by adoption of mechanical reperfusion strategies by physicians. Aggressive price discounting on Retavase® (reteplase) by previous and current competitors also affected our acute myocardial business in some hospitals.

Pulmozyme

Net U.S. sales of Pulmozyme increased 19% to $186.5 million in 2005 and 9% to $157.1 million in 2004. The increases reflect an increased focus on aggressive treatment of cystic fibrosis early in the course of the disease and price increases in 2005 and 2004.

Sales to Collaborators

Product sales to collaborators, the majority of which were for non-U.S. markets, increased 65% to $326.4 million in 2005 and 8% to $197.7 million in 2004. The increase in 2005 was primarily due to sales of Avastin and Herceptin to F. Hoffman-La Roche and sales of product manufactured under a contract with a third party. The increase in 2004 was primarily due to sales of Avastin and Rituxan to F. Hoffman-La Roche. For 2006, we expect sales to collaborators to be relatively flat as compared to 2005 levels.

Royalties

Royalty revenues increased 46% to $935.1 million in 2005 and 28% to $641.1 million in 2004. The increases in both years were due to higher sales by F. Hoffmann-La Roche primarily on our Herceptin and Rituxan products and higher sales by various other licensees on other products. Of the overall royalties received, royalties from F. Hoffmann-La Roche represented approximately 53% in 2005, 52% in 2004, and 48% in 2003. Also contributing to the increase in 2005 was a new license arrangement with ImClone Systems, Inc. under which we receive royalties on sales of ERBITUX®. We received a one-time payment in the first quarter of 2005 relating to royalties on ERBITUX® sales from the period between launch of the product in 2004 and the signing of the agreement in January 2005. Royalties from other licensees include royalty revenue on our patents, including our Cabilly patents noted below.

We have confidential licensing agreements with a number of companies on U.S. Patent No. 6,331,415 (or “the ‘415 patent”) and No. 4,816,567 (or “the ‘567 patent,” or together referred to as the “Cabilly patents”), under which we receive royalty revenue on sales of products that are covered by one or more of the Cabilly patents. The ‘567 patent expires in March 2006, while the ‘415 patent expires in December 2018. The licensed products for which we receive the most significant Cabilly royalties are Humira®, Remicade®, Synagis® and ERBITUX®. Cabilly royalties affect three lines on our consolidated statement of income: (i) We record gross royalties we receive from Cabilly patent licensees as royalty revenue; (ii) On royalties we receive from Cabilly licensees, we in turn pay City of Hope National Medical Center (or “COH”) a percentage of our royalty income and these payments to COH are recorded with our MG&A expenses as royalty expense; and (iii) We pay royalty expenses directly to COH on sales of our products that are covered by the Cabilly patents and these payments to COH are recorded in cost of sales. The overall net pre-tax profit contribution from revenues and expenses related to the Cabilly patents was approximately $69.7 million in 2005, or approximately $0.04 in diluted net income per share, excluding the effects of the one-time licensee payment we recorded in the first quarter of 2005 as discussed above. See also Note 7, “Leases, Commitments and Contingencies,” in the Notes to Consolidated Financial Statements of Part II, Item 8 of this Form 10-K for further information on our Cabilly patent reexaminations.

Cash flows from royalty revenues include amounts denominated in foreign currencies. We currently purchase simple foreign currency put option contracts (or “options”) and enter into foreign currency forward contracts to hedge these foreign currency cash flows. These options and forwards are due to expire in 2006 through 2008. See also Note 2, “Summary of Significant Accounting Policies,” and Note 3, “Investments Securities and Financial Instruments — Derivative Financial Instruments,” in the Notes to Consolidated Financial Statements of Part II, Item 8 of this Form 10-K.

For 2006, we expect royalty revenue to increase approximately 20% over 2005 levels of $935.1 million.

Contract Revenues

Contract revenues decreased 9% to $210.2 million in 2005 and increased 30% to $231.2 million in 2004. The decrease in 2005 was mainly due to lower contract revenues from our collaborators, including OSI and XOMA, Ltd.

(or "XOMA"). Due to the commercialization of Tarceva in November 2004, subsequent development efforts on this product were included in net operating profit sharing with OSI, which is reflected in the collaboration profit sharing line. In January 2005, we restructured our Raptiva collaboration arrangement with XOMA, whereby XOMA is no longer obligated to co-develop Raptiva, and we no longer earn contract revenue. These decreases were partially offset by higher reimbursements in 2005 on R&D development efforts related to our Rituxan collaboration with Biogen Idec. The increase in 2004 over 2003 was primarily driven by revenues from our collaborators for amounts earned on development efforts related to Lucentis, Rituxan Immunology and commercialization costs related to Tarceva, partially offset by lower revenues related to commercialization of Raptiva. See “Related Party Transactions” below for more information on contract revenue from F. Hoffmann-La Roche.

Contract revenues vary each quarter and are dependent on a number of factors, including the timing and level of reimbursements from ongoing development efforts, milestones and opt-in payments received, and new contract arrangements. We expect contract revenues in 2006 to be relatively flat as compared to $210.2 million in 2005.

Cost of Sales

Cost of sales (or “COS”) as a percentage of net product sales was 18% in 2005, which is a comparable percentage relative to 2004. COS in 2005 was favorably affected by increased sales of our higher margin products (primarily Avastin, Herceptin and Rituxan) and a reversal of a royalty accrual of $7.3 million in the third quarter of 2005, partially offset by charges of $41.0 million in payments to Amgen Inc. (or “Amgen”) and another collaborator to cancel and amend certain future manufacturing obligations, higher production costs, and a $20.0 million one-time royalty cost associated with a sales milestone that we owed a collaborator. COS in 2004 included charges of $18.8 million related to the write off of Nutropin Depot inventory and our decision to discontinue its commercialization, and reserve related expenses of $34.7 million related to filling failures for other products.

We expect COS as a percentage of net product sales to decline to approximately 15%-16% in 2006, excluding the effect of FAS 123R “Share-Based Payment” (or “FAS 123R”). See “Accounting pronouncements may affect our future financial position and results of operations” of Part I, Item 1A “Risk Factors.” We recognize that there is always the potential for an increase in COS if we have unplanned manufacturing or inventory issues.

Research and Development

Research and development (or “R&D”) expenses increased 33% to $1,261.8 million in 2005 and increased 31% to $947.5 million in 2004. R&D as a percentage of total operating revenues was 19% in 2005, a decrease from 21% in 2004 and 22% in 2003. The year-over-year decline in this ratio primarily reflects the increase in operating revenues.

The major components of R&D expenses were as follows (in millions):

				Annual Percent Change
Research and Development	2005	2004	2003	2005/2004	2004/2003
Product development	$763.0	$540.7	$445.6	41%	21%
Post-marketing	172.2	127.5	81.0	35	57
Total development	935.2	668.2	526.6	40	27
Research	234.9	217.7	152.4	8	43
In-licensing	91.7	61.6	43.0	49	43
Total	$1,261.8	$947.5	$722.0	33	31

Development: Product development expenses include costs of conducting clinical trials and work to support regulatory filings. Such costs include costs of personnel, drug supply costs, research fees charged by outside contractors, co-development costs, and facility expenses, including depreciation. Post-marketing expenses include Phase IV and investigator-sponsored trials and product registries. Total development expenses increased 40% to $935.2 in 2005 and 27% to $668.2 million in 2004.

The increase in 2005 was primarily driven by: (i) $222.3 million higher development expenses due to an increase in clinical programs including our broad Avastin development program, Rituxan Immunology, Lucentis, anti-HER2 and

BR3-Fc for rheumatoid arthritis; higher clinical manufacturing costs as we start-up our new contract sites, including costs related to testing the Herceptin manufacturing process at Wyeth, increased clinical manufacturing of anti-CD20, and various new molecular entities including Apo2L/TRAIL; and increased headcount and related expenses and higher depreciation and facility expenses; and (ii) $44.7 million increased post-marketing expense related to studies of Avastin, Rituxan Immunology, Lucentis and Nutropin.

The increase in 2004 was primarily driven by (i) $95.1 million higher clinical development of our pipeline products, including Lucentis, Rituxan Immunology and BR3-Fc and higher clinical manufacturing costs, including costs related to testing the Rituxan manufacturing process at Lonza and the Avastin manufacturing process at our facility in Porriño, Spain, increased headcount and related expenses and higher depreciation and facility expenses; and (ii) $46.5 million increased post-marketing studies of Avastin, Xolair and Raptiva.

Research: Research includes expenses associated with research and testing of our product candidates prior to reaching the development stage. Such expenses primarily include the costs of internal personnel, outside contractors, facilities, including depreciation, and lab supplies. Personnel costs primarily include salary, benefits, recruiting and relocation costs. Research expenses increased 8% to $234.9 million in 2005 and 43% to $217.7 million in 2004. The primary driver of the increase in both years was an increase in internal personnel and related expenses, outside contractors for research and testing of product candidates and expenses related to our chemical compound library.

In-licensing: In-licensing includes costs incurred to acquire licenses to develop and commercialize various technologies and molecules. In-licensing expenses increased 49% to $91.7 million in 2005 and 43% to $61.6 million in 2004. The increase in 2005 was primarily due to the expansion of research collaborations. The increase in 2004 primarily related to new collaborations.

We expect R&D absolute dollar spending in 2006 to continue to increase over 2005 levels as we continue to invest in our late stage pipeline and continue to add new programs in the early stage pipeline. We expect R&D as a percentage of operating revenues for 2006 to be approximately 18%-19%, excluding the effect of FAS 123R. See also “Accounting pronouncements may affect our future financial position and results of operations” of Part I, Item 1A “Risk Factors.”

Marketing, General and Administrative

Overall marketing, general and administrative (or “MG&A”) expenses increased 32% to $1,435.0 million in 2005 and 37% to $1,088.2 million in 2004. The increase in 2005 was primarily due to: (i) an increase of $120.9 million primarily in support of the launch of Tarceva and higher marketing costs for Avastin, Xolair and Raptiva; (ii) an increase of $89.1 million primarily due to pre-launch costs associated with pipeline products, including Rituxan Immunology and Lucentis and other pipeline product investments; (iii) $19.2 million resulting from ongoing marketing efforts with established products, primarily Herceptin; (iv) an increase of $78.5 million in general corporate expenses to support our continued growth and higher legal costs; and (v) $38.8 million in charitable donations, of which $21.2 million was donated to various independent, third party, public charities that provide co-pay assistance to eligible patients, and $13.0 million was donated to the Genentech Foundation, which primarily funds health science education.

The increase in 2004 was due to: (i) an increase of $66.5 million in marketing activities for the launches of Tarceva and Avastin; (ii) an increase of $72.0 million in marketing activities for Raptiva and Xolair, preparations for the potential launch of our pipeline products, Rituxan Immunology and Lucentis, and higher managed care expenses; (iii) an increase of $64.7 million related to headcount growth, market development and increased commercial training programs to support all products, including increases in field sales force and sales incentive compensation and related expenses; (iv) an increase of $59.7 million in royalty expenses, primarily to Biogen Idec related to royalties on ex-U.S. sales of Rituxan; and (v) a charge of $18.6 million in 2004 related to an impairment of a recorded Nutropin Depot license as a result of our decision to discontinue commercializing Nutropin Depot; partially offset by lower net loss on fixed asset disposal as compared to prior year (see also Note 5, “Other Intangible Assets,” in the Notes to Consolidated Financial Statements of Part II, Item 8 of this Form 10-K for further information on this charge).

MG&A as a percentage of operating revenues was 22% in 2005 and 24% in 2004 and 2003. We expect absolute dollar spending on MG&A to increase in 2006, primarily in support of anticipated product launches including Avastin, Rituxan in rheumatoid arthritis and Lucentis. In addition, we expect to increase spending on our corporate infrastructure groups to support the growth of the business and an increase in royalty expenses due to estimated royalty income growth. Overall, we expect MG&A as a percentage of operating revenues for 2006 to be approximately 21%-22%, excluding the effect of FAS 123R. See also “Accounting pronouncements may affect our future financial position and results of operations” of Part I, Item 1A “Risk Factors.”

Collaboration Profit Sharing

Collaboration profit sharing expenses increased 39% to $823.1 million in 2005 and 30% to $593.6 million in 2004 due to higher sales of Rituxan, Tarceva and Xolair and the related profit sharing expenses. Our collaboration profit sharing expenses are expected to grow in 2006, consistent with our expectations of higher Tarceva, Rituxan, and Xolair product sales.

Recurring Charges Related to Redemption

We record recurring charges related to the June 1999 redemption of our Special Common Stock and push-down accounting (see discussion below in “Relationship with Roche — Redemption of Our Special Common Stock”). These charges were comprised of the amortization of Redemption-related other intangible assets in the periods presented.

Special Items: Litigation-Related

We recorded accrued interest and bond costs related to the COH trial judgment of $54.0 million in 2005, $53.8 million in 2004 and $53.9 million in 2003.  We expect that we will continue to incur interest charges on the judgment and service fees on the surety bond each quarter through the process of appealing the COH trial results. The amount of cash paid, if any, or the timing of such payment in connection with the COH matter will depend on the outcome of the California Supreme Court’s review of the matter; however, it may take longer than one year to resolve this matter. See Note 7, “Leases, Commitments and Contingencies,” in the Notes to Consolidated Financial Statements of Part II, Item 8 of this Form 10-K for further information regarding our litigation. Also included in this line in 2005 is a charge related to a litigation settlement, net of amounts received on a separate litigation settlement. Also, included in this line in 2004 is a released accrual as a result of the resolution of a separate litigation matter.

In 2003, this line also includes litigation settlements as follows: (i) In August 2003, we settled our patent litigation with Amgen in the U.S. District Court for the Northern District of California. The settlement of our complaint, originally filed in 1996, resulted in a one-time payment from Amgen to us. The settlement resulted in an increase of approximately $0.09 in earnings per diluted share for 2003, and was reported as a litigation-related special item in our consolidated statements of income; (ii) In November 2003, we received a settlement payment from Bayer, one of our licensees, in connection with the settlement of a breach of contract action which resulted in an increase of approximately $0.01 in earnings per diluted share for 2003, and was reported as a litigation-related special item.

Operating Income

Operating income increased 69% to $1,921.9 million in 2005 and increased 41% to $1,136.8 million in 2004. Our operating income as a percentage of operating revenues (or “pretax operating margin”) was 29% in 2005, 25% in 2004 and 24% in 2003. We expect our 2006 operating margin to be approximately 32% - 33%, excluding the effect of FAS 123R. See also “Accounting pronouncements may affect our future financial position and results of operations” of Part I, Item 1A “Risk Factors.”

Other Income (Expense)

The components of “other income (expense)” are as follows:

				Annual Percent Change
	2005	2004	2003	2005/2004	2004/2003
	(in millions)
Gains on sales of biotechnology equity securities and other	$9.1	$11.9	$21.1	(24)%	(44)%
Losses on biotechnology debt, equity securities and other	(10.1)	(12.4)	(3.8)	(19)	226
Interest income	141.9	90.5	78.4	57	15
Interest expense	(49.9)	(7.4)	(2.9)	574	155
Total other income, net	$91.0	$82.6	$92.8	10	(11)

Other income, net increased 10% to $91.0 million in 2005 and decreased 11% to $82.6 million in 2004. The components of other income (expense) have changed primarily due to the effects of our debt issuance in July 2005. Interest expense increased in 2005 due to the new debt service costs, and investment income increased as a result of the higher average cash balances maintained and higher yields. We expect interest income, net of interest expense in 2006 to be 20% to 25% higher than 2005 levels, although this may vary with fluctuations in interest rates.

Income Tax Provision

The effective income tax rate was 36% in 2005 and 2004, and 32% in 2003. The effective income tax rate in 2005 is comparable to 2004; however, in 2005, we had a benefit of approximately $39.0 million from recognizing additional R&D tax credits resulting from new income tax regulations issued by the U.S. Department of Treasury in 2005. This benefit was partially offset by unfavorable changes in estimates of prior years’ R&D credits and by higher 2005 pre-tax income. The increase in the 2004 effective income tax rate from 2003 was mainly due to increased pretax income and reduced benefits from prior years’ items.

We anticipate that our annual 2006 effective income tax rate will be approximately 37%. Various factors may have favorable or unfavorable effects on our effective income tax rate during 2006 and in subsequent years. These factors include, but are not limited to, interpretations of existing tax laws, changes in tax laws and rates, changes in estimates to prior years’ items, past and future levels of R&D spending, and changes in overall levels of income before taxes, all of which may result in periodic revisions to our effective income tax rate.

Relationship with Roche

As a result of the June 1999 redemption of our Special Common Stock (“the Redemption”) and subsequent public offerings, we amended our certificate of incorporation and bylaws, amended our licensing and marketing agreement with F. Hoffmann-La Roche Ltd (or “Hoffmann-La Roche”), an affiliate of Roche, and entered into or amended certain agreements with Roche, which are discussed below:

Affiliation Arrangements

Our board of directors consists of three Roche directors, three independent directors nominated by a nominating committee currently controlled by Roche, and one Genentech employee. However, under our bylaws, Roche has the right to obtain proportional representation on our board at any time. We believe Roche intends to continue to allow our current management to conduct our business and operations as we have done in the past. However, we cannot ensure that Roche will not implement a new business plan in the future.

Except as follows, the affiliation arrangements do not limit Roche’s ability to buy or sell our Common Stock. If Roche and its affiliates sell their majority ownership of shares of our Common Stock to a successor, Roche has agreed that it will cause the successor to agree to purchase all shares of our Common Stock not held by Roche as follows:

•
with consideration, if that consideration is composed entirely of either cash or equity traded on a U.S. national securities exchange, in the same form and amounts per share as received by Roche and its affiliates; and

•
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

Roche has agreed, as a condition to any merger of Genentech with Roche or the sale of our assets to Roche, that either:

•	the merger or sale must be authorized by the favorable vote of a majority of non-Roche stockholders, provided no person will be entitled to cast more than 5% of the votes at the meeting; or

•
in the event such a favorable vote is not obtained, the value of the consideration to be received by non-Roche stockholders would be equal to or greater than the average of the means of the ranges of fair values for the Common Stock as determined by two nationally recognized investment banks.

We have agreed not to approve, without the prior approval of the directors designated by Roche:

•	any acquisition, sale or other disposal of all or a portion of our business representing 10% or more of our assets, net income or revenues;

•	any issuance of capital stock except under certain circumstances; or

•
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

Licensing Agreements

We have a July 1999 licensing and marketing agreement with Hoffmann-La Roche and its affiliates granting an option to license, use and sell our products in non-U.S. markets. The major provisions of that agreement include the following:

•	Hoffmann-La Roche’s option expires in 2015;

•
Hoffmann-La Roche may exercise its option to license our products upon the occurrence of any of the following: (1) our decision to file an Investigational New Drug Application (or “IND”) for a product, (2) completion of a Phase II trial for a product or (3) if Hoffmann-La Roche previously paid us a fee of $10.0 million to extend its option on a product, completion of a Phase III trial for that product;

•
if Hoffmann-La Roche exercises its option to license a product, it has agreed to reimburse Genentech for development costs as follows: (1) if exercise occurs at the time an IND is filed, Hoffmann-La Roche will pay 50% of development costs incurred prior to the filing and 50% of development costs subsequently incurred, (2) if exercise occurs at the completion of a Phase II trial, Hoffmann-La Roche will pay 50% of development costs incurred through completion of the trial, 75% of development costs subsequently incurred for the initial indication, and 50% of subsequent development costs for new indications, formulations or dosing schedules, (3) if the exercise occurs at the completion of a Phase III trial, Hoffmann-La Roche will pay 50% of development costs incurred through completion of Phase II, 75% of development costs incurred through completion of Phase III, and 75% of development costs subsequently incurred, and

$5.0 million of the option extension fee paid by Hoffmann-La Roche to preserve its right to exercise its option at the completion of a Phase III trial will be credited against the total development costs payable to Genentech upon the exercise of the option, and (4) each of Genentech and Hoffmann-La Roche have the right to “opt-out” of developing an additional indication for a product for which Hoffmann-La Rocheexercised its option, and would not share the costs or benefits of the additional indication, but could “opt-back-in” before approval of the indication by paying twice what they would have owed for development of the indication if they had not opted out;

•
we agreed, in general, to manufacture for and supply to Hoffmann-La Roche its clinical requirements of our products at cost, and its commercial requirements at cost plus a margin of 20%; however, Hoffmann-La Roche will have the right to manufacture our products under certain circumstances;

•
Hoffmann-La Roche has agreed to pay, for each product for which Hoffmann-La Roche exercises its option upon either a decision to file an IND with the FDA or completion of the Phase II trials, a royalty of 12.5% on the first $100.0 million on its aggregate sales of that product and thereafter a royalty of 15% on its aggregate sales of that product in excess of $100.0 million until the later in each country of the expiration of our last relevant patent or 25 years from the first commercial introduction of that product; and

•
Hoffmann-La Roche will pay, for each product for which Hoffmann-La Roche exercises its option after completion of the Phase III trials, a royalty of 15% on its sales of that product until the later in each country of the expiration of our last relevant patent or 25 years from the first commercial introduction of that product; however, $5.0 million of any option extension fee paid by Hoffmann-La Roche will be credited against royalties payable to us in the first calendar year of sales by Hoffmann-La Roche in which aggregate sales of that product exceed $100.0 million.

We have further amended this licensing and marketing agreement with Hoffmann-La Roche to delete or add certain Genentech products under Hoffman-La Roche’s commercialization and marketing rights for Canada.

We also have a July 1998 licensing and marketing agreement relating to anti-HER2 antibodies (Herceptin and Omnitarg) with Hoffmann-La Roche, providing them with exclusive marketing rights outside of the U.S. Under the agreement, Hoffmann-La Roche funds one-half the global development costs incurred in connection with developing new indications under the agreement. Either Genentech or Hoffmann-La Roche has the right to “opt-out” of developing an additional indication for a product and would not share the costs or benefits of the additional indication, but could “opt-back-in” before approval of the indication by paying twice what would have been owed for development of the indication if no opt-out had occurred. Hoffmann-La Roche has also agreed to make royalty payments of 20% on aggregate net product sales outside the U.S. up to $500.0 million in each calendar year and 22.5% on such sales in excess of $500.0 million in each calendar year.

Research Collaboration Agreement

We have an April 2004 research collaboration agreement with Hoffmann-La Roche that outlines the process by which Hoffmann-La Roche and Genentech may agree to conduct and share in the costs of joint research on certain molecules, other than with regard to anti-HER2 antibodies as described above. The agreement further outlines how development and commercialization efforts will be coordinated with respect to select molecules, including the financial provisions for a number of different development and commercialization scenarios undertaken by either or both parties.

Tax Sharing Agreement

We have a tax sharing agreement with Roche that pertains to the state and local tax returns in which we are consolidated or combined with Roche. We calculate our tax liability or refund with Roche for these state and local jurisdictions as if we were a stand-alone entity.

Roche’s Ability to Maintain Its Percentage Ownership Interest in Our Stock

We issue additional shares of Common Stock in connection with our stock option and stock purchase plans, and we may issue additional shares for other purposes. Our affiliation agreement with Roche provides, among other things, that we establish a stock repurchase program designed to maintain Roche’s percentage ownership interest in our Common Stock. The affiliation agreement provides that we will repurchase a sufficient number of shares pursuant to this program such that, with respect to any issuance of Common Stock by Genentech in the future, the percentage of Genentech Common Stock owned by Roche immediately after such issuance will be no lower than Roche’s lowest percentage ownership of Genentech Common Stock at any time after the offering of Common Stock occurring in July 1999 and prior to the time of such issuance, except that Genentech may issue shares up to an amount that would cause Roche’s lowest percentage ownership to be no more than 2% below the “Minimum Percentage.” The Minimum Percentage equals the lowest number of shares of Genentech Common Stock owned by Roche since the July 1999 offering (to be adjusted in the future for dispositions of shares of Genentech Common Stock by Roche as well as for stock splits or stock combinations) divided by 1,018,388,704 (to be adjusted in the future for stock splits or stock combinations), which is the number of shares of Genentech Common Stock outstanding at the time of the July 1999 offering, as adjusted for the two-for-one splits of Genentech Common Stock in November 1999, October 2000 and May 2004. We repurchased shares of our Common Stock in 2001 through 2005 (see discussion below in Liquidity and Capital Resources). As long as Roche’s percentage ownership is greater than 50%, prior to issuing any shares, the affiliation agreement provides that we will repurchase a sufficient number of shares of our Common Stock such that, immediately after our issuance of shares, Roche’s percentage ownership will be greater than 50%. The affiliation agreement also provides that, upon Roche’s request, we will repurchase shares of our Common Stock to increase Roche’s ownership to the Minimum Percentage. In addition, Roche will have a continuing option to buy stock from us at prevailing market prices to maintain its percentage ownership interest. Roche publicly offered zero-coupon notes in January 2000 which were exchangeable for Genentech Common Stock held by Roche. Roche called these notes in March 2004. Through April 5, 2004, the expiration date for investors to tender these notes, a total of 25,999,324 shares were issued in exchange for the notes, thereby reducing Roche’s ownership of Genentech Common Stock to 587,189,380 shares. At December 31, 2005, Roche’s ownership percentage was 55.7%. The Minimum Percentage at December 31, 2005 was 57.7% and, under the terms of the affiliation agreement, Roche’s ownership percentage is to be no lower than 55.7%.

Related Party Transactions

We enter into transactions with our related parties, Roche and other Roche affiliates (including Hoffmann-La Roche) and Novartis, under existing agreements in the ordinary course of business. The accounting policies we apply to our transactions with our related parties are consistent with those applied in transactions with independent third-parties and we believe that all related party agreements are negotiated on an arm’s-length basis.

Hoffmann-La Roche

In June 2003, Hoffmann-La Roche exercised its option to license from us the rights to market Avastin for all countries outside of the U.S. under its existing licensing agreement with us. As part of its opt-in, Hoffmann-La Roche paid us approximately $188.0 million and agreed to pay 75% of subsequent Avastin global development costs unless Hoffmann-La Roche specifically opts out of the development of certain other indications. We will receive royalties on net sales of Avastin in countries outside of the U.S. Hoffmann-La Roche received approval for Avastin in Israel in September 2004, in Switzerland in December 2004 and from the European Union in January 2005 for the treatment of patients with previously untreated metastatic cancer of the colon or rectum.

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

We recognized royalty revenue based on 22.5% of net sales of Herceptin made by Hoffmann-La Roche outside of the U.S. exceeding $500.0 million in 2005 and 2004, and milestone-related royalty revenue of $20.0 million in 2003 as a result of Hoffmann-La Roche reaching $400.0 million in net sales of Herceptin outside of the U.S. Under our existing arrangements with Hoffmann-La Roche, including our licensing and marketing agreement, we recognized contract revenue from Hoffmann-La Roche, including amounts earned related to ongoing development activities after the option exercise date, totaled $65.2 million in 2005, $72.7 million in 2004, and $66.5 million in 2003. All other revenues from Roche, Hoffmann-La Roche and their affiliates, principally royalties and product sales, totaled $661.9 million in 2005, $449.9 million in 2004, and $353.5 million in 2003. Cost of sales (or “COS”) included amounts related to Hoffmann-La Roche of $154.3 million in 2005, $95.4 million in 2004, and $90.5 million in 2003. R&D expenses include amounts related to Hoffmann-La Roche of $159.1 million in 2005, $127.7 million in 2004, and $79.5 million in 2003.  R&D expenses include amounts related to Hoffmann-La Roche of $159.1 million in 2005, $127.7 million in 2004, and $79.5 million in 2003.

Novartis

We understand that the Novartis Group holds approximately 33.3% of the outstanding voting shares of Roche Holding Ltd. As a result of this ownership, the Novartis Group is deemed to have an indirect beneficial ownership interest under FAS 57, “Related Party Disclosures,” of more than 10% of Genentech’s voting stock.

We have an agreement with Novartis Ophthalmics (now merged into Novartis AG) under which Novartis Ophthalmics has the exclusive right to develop and market Lucentis outside of the U.S. and Canada for indications related to diseases or disorders of the eye. As part of this agreement, in 2003, Novartis Ophthalmics paid an upfront milestone and R&D reimbursement fee of $46.6 million and the parties will share the cost of certain of our ongoing Phase III and related development expenses. We are not responsible for any portion of the development and commercialization costs incurred by Novartis for the trials for which it is solely responsible outside of the U.S. and Canada, but we may receive additional payments for Novartis’ achievement of certain clinical development and product approval milestones outside of that region. In addition, we will receive royalties on net sales of Lucentis products, which we will manufacture and supply to Novartis, outside of the U.S. and Canada.

In February 2004, Genentech, Inc., Novartis Pharma AG (a wholly owned subsidiary of Novartis AG) and Tanox, Inc. (or “Tanox”) settled all litigation pending among them, and finalized the detailed terms of their three-party collaboration, begun in 1996, to govern the development and commercialization of certain anti-IgE antibodies including Xolair® (omalizumab) and TNX-901. This arrangement modifies the arrangement related to Xolair that we entered into with Novartis in 2000. All three parties are co-developing Xolair in the U.S., and Genentech and Novartis are co-promoting Xolair in the U.S. and both will make certain joint and individual payments to Tanox; Genentech’s joint and individual payments will be in the form of royalties. Genentech records all sales and cost of sales in the U.S. and Novartis will market the product in and record all sales and cost of sales in Europe. Genentech and Novartis then share the resulting U.S. and European operating profits, respectively, according to prescribed profit-sharing percentages. The existing royalty and profit-sharing percentages between the three parties remain unchanged. Genentech is currently supplying the product and receives cost plus a mark-up similar to other supply arrangements. On January 20, 2006, Novartis received FDA approval to manufacture worldwide bulk supply of Xolair at their Huningue production facility in France. Future production costs of Xolair may initially be higher than those currently reflected in our COS as a result of the production shift from Genentech to Novartis until production economies of scale can be achieved by that manufacturing party.

Contract revenue from Novartis related to manufacturing, commercial and ongoing development activities, was $49.9 million in 2005, $48.6 million in 2004, and $24.2 million in 2003. Revenue from Novartis related to product sales was not material in 2005 and in prior years. COS was $16.9 million in 2005, which included a one-time payment in the second quarter of 2005 related to our release from future manufacturing obligations. COS was not material in 2004 and 2003. R&D expenses include amounts related to Novartis of $44.8 million in 2005, $44.3 million in 2004, and $22.7 million in 2003. Collaboration profit sharing expenses were $136.4 million in 2005, $75.1 million in 2004, and $9.9 million in 2003.

Liquidity and Capital Resources

Liquidity and Capital Resources	2005	2004	2003
December 31:	(in millions)
Unrestricted cash, cash equivalents, short-term investments and long-term marketable debt and equity securities	$3,813.9	$2,780.4	$2,934.7
Net receivable — equity hedge instruments	73.3	21.3	121.9
Total unrestricted cash, cash equivalents, short-term investments, long-term marketable debt and equity securities, and equity hedge instruments	$3,887.2	$2,801.7	$3,056.6
Working capital	$2,758.9	$2,187.3	$1,888.8
Current ratio	2.7:1	2.8:1	3.2:1
Year Ended December 31:
Cash provided by (used in):
Operating activities	$2,363.9	$1,194.8	$1,242.1
Investing activities	(1,776.1)	(450.5)	(1,403.6)
Financing activities	367.5	(846.3)	325.5
Capital expenditures (included in investing activities above)	(1,399.8)	(649.9)	(322.0)

Total unrestricted cash, cash equivalents, short-term investments and long-term marketable securities, including the estimated fair value of the related equity hedge instruments, were approximately $3.9 billion at December 31, 2005, an increase of approximately $1.1 billion, or 39%, from December 31, 2004. This increase primarily reflects cash generated from operations and proceeds from our July 2005 debt issuance; partially offset by repurchases of our Common Stock, cash used for capital expenditures, including repayment of our lease commitment, purchases of marketable securities, and repayment of our long-term debt and noncontrolling interest obligation under a synthetic lease. To mitigate the risk of market value fluctuations, certain of our biotechnology equity securities are hedged with zero-cost collars and forward contracts, which are carried at estimated fair value. See Note 2, “Summary of Significant Accounting Policies — Comprehensive Income,” in the Notes to the Consolidated Financial Statements of Part II, Item 8 of this Form 10-K for further information regarding activity in our marketable investment portfolio and derivative instruments.

On July 18, 2005, we completed a private placement of $2.0 billion aggregate principal amount of five-year, 10-year and 30-year Senior Notes (collectively, the “Notes”). We used approximately $585.0 million of the net proceeds to repay our remaining obligations under synthetic lease arrangements. We also used part of the proceeds to fund capital expenditures, including modifications plus start-up and validation costs at our recently acquired biologics manufacturing facility in Oceanside, California. We intend to use the balance of the net proceeds for general corporate purposes, which may include working capital requirements, stock repurchases, R&D expenses and acquisitions of or investments in products, technologies, facilities or businesses. Pending the use of the remaining funds in this manner, we invest them in interest-bearing or other yield producing investments.

See “Leases” below for a discussion of our leasing arrangements. See “Our affiliation agreement with Roche could limit our ability to make acquisitions and could have a material negative effect on our liquidity” and “To pay our indebtedness will require a significant amount of cash and may adversely affect our operations and financial result,” above in Part I, Item 1A “Risk Factors” and below in Note 7, “Leases, Commitments and Contingencies,” in the Notes to Consolidated Financial Statements of Part II, Item 8 of this Form 10-K for factors that could negatively affect our cash position.

Cash Provided by Operating Activities

Cash provided by operating activities is primarily driven by increases in our net income. However, operating cash flows differ from net income as a result of non-cash charges or differences in the timing of cash flows and earnings recognition. Significant components of cash provided by operating activities are as follows:

Our “accounts receivable — product sales” was $554.5 million at December 31, 2005, a decrease of $44.6 million from December 31, 2004. The average collection period of our “accounts receivable — product sales” as measured in days sales outstanding (or “DSO”) was 37 days as of December 31, 2005, 58 days as of December 31, 2004, and

41 days as of December 31, 2003. The decline in 2005 over 2004 in the accounts receivable balance and the related DSO reflect the termination in the first quarter of 2005 of our extended payment term incentive program that was put into place during the first quarter of 2004. The level of accounts receivable with extended dating has declined steadily in 2005 as customer payments have been received. The DSO as of December 31, 2005 also decreased by an additional four days, primarily due to favorable collections. The increase in 2004 as compared to 2003 of our “accounts receivable — product sales” and the related DSO was primarily due to higher sales of new products, in particular Avastin, and the related longer payment cycles. For new product launches, we offered and may offer in the future, for a limited period, extended payment terms to allow customers and doctors purchasing the drug sufficient time to process reimbursements.

The tax benefit from stock option exercises was $632.3 million in 2005, compared to $329.5 million in 2004 and $265.0 million in 2003. The increase from 2004 is primarily due to an increase in employee stock options exercised and an increase in the stock price during 2005, which resulted in a higher tax benefit.

Cash Used in Investing Activities

Cash used in investing activities primarily relate to purchases, sales and maturities of investments and capital expenditures. Capital expenditures were $1.4 billion during 2005 compared to $649.9 million during 2004 and $322.0 million during 2003. Capital expenditures in 2005 included the purchase of the Oceanside plant for $408.1 million in cash plus $9.3 million in closing costs, $291.0 million in ongoing construction of our second manufacturing facility in Vacaville, California, $160.0 million repayment of our synthetic lease obligation on a research facility in South San Francisco, California, the purchase of land, equipment and information systems, and ongoing construction costs in support of our manufacturing and corporate infrastructure needs. We expect to incur additional capital costs at the Oceanside plant over the next 15 months, primarily for modifications and start-up and validation costs.

Restricted cash increased by $53.0 million in 2005 due to the additional cash and investments we were required to pledge to secure the COH surety bond. Restricted cash decreased by $4.6 million in 2004 due to a release of $56.6 million upon our buyout of a synthetic lease, partially offset by an increase of $52.0 million related to the additional cash and investments we were required to pledge to secure the COH surety bond. Total cash and investments pledged to secure the COH surety bond was $735.0 million at December 31, 2005 and $682.0 million at December 31, 2004 and were reflected in the consolidated balance sheets in "restricted cash and investments". See the Contingencies section of Note 7, "Leases, Commitments and Contingencies" in the Notes to Consolidated Financial Statements of Part II, Item 8 of this Form 10-K for further information regarding the COH litigation and related surety bond.

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

We anticipate that our capital expenditures for 2006 will be approximately $1.5 billion, primarily driven by manufacturing expansion, in particular ramp-up of our ongoing construction of our second manufacturing facility in Vacaville, and for projects related to existing facilities, increases in office space, and land purchases.

Cash Provided by or Used in Financing Activities

As stated above, we recently issued $2.0 billion in Senior Notes and using the proceeds we extinguished our remaining $425.0 million total lease obligation with respect to our Vacaville, California manufacturing facility during 2005.

Cash provided by or used in financing activities is also related to activity under our stock repurchase program and our employee stock plans. We used cash for stock repurchases of $2.0 billion during 2005, $1.35 billion during 2004 and $201.3 million in 2003 pursuant to our stock repurchase program approved by our Board of Directors. We also received $820.5 million during 2005, $505.4 million during 2004, and $526.9 million during 2003 related to stock option exercises and stock issuances under our employee stock plans.

During 2006, our total cash, unrestricted cash equivalents, short-term investments and marketable securities are expected to decline modestly relative to the level at December 31, 2005 due to cash requirements for capital expenditures, share repurchases under our stock repurchase program, and other uses of working capital. We believe our existing unrestricted funds, together with funds provided by operations and our debt issuance in July 2005 will be sufficient to meet our foreseeable future operating cash requirements. Our adoption of FAS 123R on January 1, 2006 is not expected to affect our cash position because the related transactions are non-cash in nature. See “Our affiliation agreement with Roche Holdings, Inc. could adversely affect our cash position” above in Part I, Item 1A “Risk Factors” of this Form 10-K for factors that could negatively affect our cash position.

Under a stock repurchase program approved by our Board of Directors in December 2003 and extended in September 2004 and June 2005, we are authorized to repurchase up to 80,000,000 shares of our Common Stock for an aggregate price of up to $4.0 billion through June 30, 2006. In this program, as in previous stock repurchase programs, purchases may be made in the open market or in privately negotiated transactions from time to time at management’s discretion. We also may engage in transactions in other Genentech securities in conjunction with the repurchase program, including certain derivative securities. As of December 31, 2005, we have not engaged in any such transactions. We intend to use the repurchased stock to offset dilution caused by the issuance of shares in connection with our employee stock plans. Although there are currently no specific plans for the shares that may be purchased under the program, our goals for the program are (i) to make prudent investments of our cash resources; (ii) to allow for an effective mechanism to provide stock for our employee stock plans; and (iii) to address provisions of our affiliation agreement with Roche relating to maintaining Roche’s minimum ownership percentage. See above in “Relationship with Roche” for more information on Roche’s minimum ownership percentage. Under a previous stock repurchase program approved by our Board of Directors, we were authorized to repurchase up to $1.0 billion of our Common Stock through the period ended June 30, 2003.

We have entered into Rule 10b5-1 trading plans to repurchase shares in the open market during those periods each quarter when trading in our stock is restricted under our insider trading policy. The trading plans cover approximately 2.3 million shares and the current plan is effective through June 30, 2006.

Our stock repurchases under the above programs are summarized below (in millions).

	TOTAL		2005		2004		2003		2002 and prior
	Shares	Amounts	Shares	Amounts	Shares	Amounts	Shares	Amounts	Shares	Amounts
Repurchase program expired June 30, 2003	47.6	$893.7	-	$-	-	$-	10.9	$195.3	36.7	$698.4
Repurchase program expiring June 30, 2006	49.8	3,373.6	24.1	2,015.9	25.6	1,351.7	0.1	6.0	-	-
Total repurchases	97.4	$4,267.3	24.1	$2,015.9	25.6	$1,351.7	11.0	$201.3	36.7	$698.4

Our shares repurchased during 2005 were as follows (shares in millions):

	Total Number of Shares Purchased in 2005	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1-31, 2005	1.4	$49.01
February 1-28, 2005	1.3	47.16
March 1-31, 2005	0.5	48.94
April 1-30, 2005	0.1	56.86
July 1-31, 2005	1.3	88.61
August 1-31, 2005	9.2	88.63
October 1 - 31, 2005	5.1	85.00
November 1 - 30, 2005	4.6	94.37
December 1 - 31, 2005	0.6	95.71
Total	24.1	$83.62	49.8	30.2

The par value method of accounting is used for Common Stock repurchases. The excess of the cost of shares acquired over the par value is allocated to additional paid-in capital based on an estimated average sales price per issued share with the excess amounts charged to accumulated deficit.

Leases

We lease various real properties under operating leases that generally require us to pay taxes, insurance, maintenance and minimum lease payments. Some of our leases have options to renew.

During the third quarter of 2005, we paid $160.0 million to exercise our right to purchase a research facility in South San Francisco, California, which was subject to a synthetic lease with BNP Paribas Leasing Corporation (or “BNP”). As a result, the value of the property in South San Francisco is included in the accompanying consolidated balance sheets at December 31, 2005. We previously evaluated our accounting for this lease under the provisions of FIN 46R, and determined we were not required to consolidate either the leasing entity or the specific assets that we leased under the BNP lease.

Also during the third quarter of 2005, we paid $425.0 million to extinguish the debt and acquire the noncontrolling interest related to a synthetic lease obligation on our manufacturing plant in Vacaville, California. Under FIN 46R, we determined that the entity from which we leased the Vacaville manufacturing plant qualified as a variable interest entity (or “VIE”) and that we were the primary beneficiary of this VIE as we absorbed the majority of the entity’s expected losses. Upon adoption of the provisions of FIN 46R on July 1, 2003, we consolidated the entity. For the year ended December 31, 2004, the synthetic lease for the manufacturing plant in Vacaville was accounted for under the provisions of FIN 46R, a revision of Interpretation 46.

In December 2004, we entered into a Master Lease Agreement with Slough SSF, LLC for the lease of property adjacent to our South San Francisco campus. The property will be developed into eight buildings and two parking structures. The lease of the property will take place in two phases pursuant to separate lease agreements for each building as contemplated by the Master Lease Agreement. Phase I building leases will begin throughout 2006 and Phase II building leases will begin in 2007 and continue through 2008. For accounting purposes, due to the nature of our involvement with the construction of the buildings subject to the Master Lease Agreement, we are considered to be the owner of the assets during the construction period through the lease commencement date, even though the funds to construct the building shell and some infrastructure costs are paid by the lessor. As such, through the end of 2005, we have capitalized $93.6 million of construction costs in property, plant and equipment, and have also recognized a corresponding amount as a construction financing obligation in “long-term debt” in the accompanying consolidated balance sheets. We expect at the time of completion of the project, if all the buildings and infrastructure were completed by the lessor, our construction asset and related obligation will be in excess of $365.0 million, excluding costs related to leasehold improvements. Our aggregate lease payments as contemplated by the Master Lease Agreement through 2020 will be approximately $543.7 million.

Off-Balance Sheet Arrangements

We have certain contractual arrangements that create risk and are not recognized in our consolidated balance sheets. Discussed below are those off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Commitments

See Note 7, “Leases, Commitments and Contingencies,” in the Notes to Consolidated Financial Statements of Part II, Item 8 of this Form 10-K.

Contractual Obligations

In the table below, we set forth our enforceable and legally binding obligations and future commitments and obligations related to all contracts that we are likely to continue regardless of the fact that they were cancelable as of December 31, 2005. Some of the figures we include in this table are based on management’s estimate and assumptions about these obligations, including their duration, the possibility of renewal, anticipated actions by third parties, and other factors. Because these estimates and assumptions are necessarily subjective, the obligations we will actually pay in future periods may vary from those reflected in the table.

	Payments due by period (in millions)
Contractual Obligations	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Operating lease obligations and other(1)	$181.2	$19.6	$41.3	$38.3	$82.0
Slough(2)	543.7	8.9	50.0	71.9	412.9
Purchase obligations(3)	1,590.4	937.9	491.9	132.5	28.1
Long-term debt(4)	2,000.0	-	-	500.0	1,500.0
Litigation-related and other long-term liabilities(5)	714.3	0.2	695.1	11.2	7.8
Total	$5,029.6	$966.6	$1,278.3	$753.9	$2,030.8
___________
(1)	Operating lease obligations include Owner Association Fees on buildings we own. See further discussion of our operating leases above in “Leases.”
(2)	See further commitments related to the Slough lease above in “Leases.”
(3)
Purchase obligations include commitments related to capital expenditures, clinical development, collaborations, manufacturing and research operations and other significant purchase commitments. Purchase obligations exclude capitalized labor and capitalized interest on construction projects. Included in this line are our purchase obligations under our contract manufacturing arrangements with Lonza Biologics, a subsidiary of Lonza Group Ltd, for commercial quantities of Rituxan and with Wyeth Pharmaceuticals, a division of Wyeth for Herceptin bulk drug substance. See also Note 7, “Leases, Commitments and Contingencies,” in the Notes to Consolidated Financial Statements of Part II, Item 8 of this Form 10-K.

(4)	See further discussion of our debt issuance above in “Liquidity.”
(5)
Litigation-related and other long-term liabilities include our litigation liabilities and other similar items which are reflected on our balance sheet under GAAP. The amount of cash paid, if any, or the timing of such payment in connection with the COH matter will depend on the outcome of the California Supreme Court's review of the matter; however, it may take longer than one year to further resolve the matter.

Excludes interest related payments on long-term debt and deferred tax liabilities.

In addition to the above, we have committed to make potential future “milestone” payments to third-parties as part of in-licensing and development programs. Payments under these agreements generally become due and payable only upon achievement of certain developmental, regulatory and/or commercial milestones. Because the achievement of these milestones is neither probable nor reasonably estimable, such contingencies have not been recorded on our consolidated balance sheet.

Stock Options

Option Program Description

Our stock option program is a broad-based, long-term retention program that is intended to attract and retain talented employees and to align stockholder and employee interests. Our program primarily consists of our amended and restated 1999 Stock Plan (the “Plan”), a broad-based plan under which stock options are granted to employees, directors and other service providers. Substantially all of our employees participate in our stock option program. In the past, we granted options under our amended and restated 1996 Stock Option/Stock Incentive Plan, our amended and restated 1994 Stock Option Plan and our amended and restated 1990 Stock Option/Stock Incentive Plan. Although we no longer grant options under these plans, exercisable options granted under these plans are still outstanding. In addition, our stockholders approved our 2004 Equity Incentive Plan under which stock options, restricted stock, stock appreciation rights and performance shares and units may be granted to our employees, directors and consultants in the future.

We also have a stock repurchase program in place and one purpose of the program is to manage the dilutive effect generated by the exercise of stock options. All stock option grants are made with the approval of the Compensation Committee of the Board of Directors. See “The Compensation Committee Report” appearing in our Proxy Statement for further information concerning the policies and procedures of the Compensation Committee regarding the use of stock options.

General Option Information

Summary of Option Activity
(Shares in thousands)

		Options Outstanding
	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price
December 31, 2003	40,732	96,126	$25.18
Grants	(20,967)	20,967	53.04
Exercises	-	(21,484)	20.81
Cancellations	1,843	(1,843)	29.92
Additional shares reserved(1)	80,000	-	-
December 31, 2004	101,608	93,766	$32.32
Grants	(19,675)	19,675	84.01
Exercises	-	(28,823)	25.88
Cancellations	1,814	(1,814)	42.16
December 31, 2005	83,747	82,804	$46.64
___________
(1)	Additional shares have been reserved for issuance under the 2004 Equity Incentive Plan approved by stockholders on April 16, 2004. No awards have been made under this Plan.

In-the-Money and Out-of-the-Money Option Information
(Shares in thousands)

	Exercisable		Unexercisable		Total
As of December 31, 2005	Shares	Wtd. Avg. Exercise Price	Shares	Wtd. Avg. Exercise Price	Shares	Wtd. Avg. Exercise Price
In-the-Money	37,451	$29.39	44,878	$60.51	82,329	$46.36
Out-of-the-Money(1)	-	-	475	95.02	475	95.02
Total Options Outstanding	37,451		45,353		82,804
___________
(1)
Out-of-the-money options are those options with an exercise price equal to or greater than the fair market value of Genentech Common Stock, which was $92.50 at the close of business on December 30, 2005.

Distribution and Dilutive Effect of Options

Employee and Executive Officer Option Grants

	2005*	2004*	2003*
Net grants during the year as % of outstanding shares	1.70%	1.83%	1.69%
Grants to Executive Officers during the period as % of outstanding shares	0.18%	0.25%	0.24%
Grants to Executive Officers during the year as % of total options granted	9.44%	12.29%	11.16%
___________
*	Executive officers as of December 31 for the years presented.

Equity Compensation Plan Information

Our stockholders have approved all of our equity compensation plans under which options are outstanding.

******

This report contains forward-looking statements regarding the completion of phases for and regulatory approval of development projects; costs for compliance with environmental laws; construction, qualification and licensure of our new Vacaville plant; manufacturing of Avastin bulk drug substance at and licensure of our manufacturing facility in Oceanside, California; manufacturing of Herceptin at and licensure of Wyeth’s production facility in Andover, Massachusetts; licensure of yield improvements and processes for the production of Rituxan and Avastin; the condition of our existing manufacturing facilities and our ability to meet long-term manufacturing needs; the effects of the Medicare Prescription Drug Improvement and Modernization Act on our revenues; our ability to deliver sustainable growth; growth from the use in potential new but unapproved uses of Avastin; Herceptin sales growth; Tarceva’s share of the oral EGFR class; sales to collaborators; Tarceva, Rituxan and Xolair product sales; royalty and contract revenues; cost of sales as a percentage of net product sales; research and development costs and R&D as a percentage of operating revenue; marketing, general and administrative expenses and MG&A as a percentage of operating revenue; operating margin; interest income; annual effective income tax rate; capital expenditures; and our ability to meet our foreseeable operating cash requirements.

These forward-looking statements involve risks and uncertainties, and the cautionary statements set forth below and those contained in “Risk Factors” identify important factors that could cause actual results to differ materially from those predicted in any such forward-looking statements. Such factors include, but are not limited to, failure to comply with environmental laws; difficulties or delays in obtaining licensure of manufacturing facilities, beginning or continuing production at manufacturing facilities, or obtaining licensure of yield improvement processes; decreases in third-party reimbursement rates; failure to successfully develop biotherapeutics and obtain or maintain regulatory approval for our products; competition; litigation; unexpected safety issues, failure to protect our proprietary rights; failure to attract and retain skilled personnel; actions by Roche that are adverse to our interests; increased research and development, marketing, and general and administrative costs; a decrease in interest rates; an increase to our effective income tax rate; and inability to pay our indebtedness. We disclaim and do not undertake any obligation to update or revise any forward-looking statements in this Form 10-K.

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

The estimated exposures discussed below are intended to measure the maximum amount we could lose from adverse market movements in interest rates, foreign currency exchange rates and equity investment prices, given a specified confidence level, over a given period of time. Loss is defined in the value at risk estimation as fair market value loss. The exposures to interest rate, foreign currency exchange rate and equity investment price changes are calculated based on proprietary modeling techniques from a Monte Carlo simulation value at risk model using a 21-trading days holding period and a 95% confidence level. The value at risk model assumes non-linear financial returns and generates potential paths various market prices could take and tracks the hypothetical performance of a portfolio under each scenario to approximate its financial return. The value at risk model takes into account correlations and diversification across market factors, including interest rates, foreign currencies and equity prices. Hedge instruments are modeled as positions on the actual underlying securities. No proxies were used. Market volatilities and correlations are based on a one-year historical time-series as of December 31, 2005 and December 31, 2004.

Interest Rate Risk

Our material interest-bearing assets, or interest-bearing portfolio, consisted of cash, cash equivalents, restricted cash and investments, short-term investments, marketable debt securities, long-term investments and interest-bearing forward contracts. The balance of our interest-bearing portfolio, including restricted and unrestricted cash and investments, was $4,169.5 million or 34% of total assets at December 31, 2005 and $2,926.3 million of 31% of total assets at December 31, 2004. Interest income related to this portfolio was $141.9 million in 2005 and $90.5 million in 2004. Our interest income is sensitive to changes in the general level of interest rates, primarily U.S. interest rates. In this regard, changes in U.S. interest rates affect the interest-bearing portfolio. To mitigate the effect of fluctuations in U.S. interest rates, for a portion of our portfolio, we enter into swap transactions that involve the receipt of fixed rate interest and the payment of floating rate interest without the exchange of the underlying principal.

On July 18, 2005, we completed a private placement of $500.0 million in Senior Notes due 2010, $1.0 billion in Senior Notes due 2015 and $500.0 million in Senior Notes due 2035. Simultaneously, we entered into a series of interest rate swap agreements to protect against interest rate volatility with respect to the 2010 Notes. See Note 6, “Long-Term Debt,” and Note 3, “Investment Securities and Financial Instruments — Derivative Financial Instruments” section in the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K.

Based on our overall interest rate exposure, including our Senior Notes, derivatives and other interest rate sensitive instruments, a near-term change in interest rates, within a 95% confidence level based on historical interest rate movements could result in a potential loss in estimated fair value of our interest rate sensitive instruments of $34.0 million at December 31, 2005 and $7.4 million at December 31, 2004. The increase in 2005 is primarily the result of the July 2005 debt issuance.

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

To mitigate our net foreign exchange exposure, our policy allows us to hedge certain of our anticipated royalty revenues by purchasing option or forward contracts with one to five year expiration dates and amounts of currency that are based on up to 90% of forecasted future revenues so that the potential adverse effect of movements in currency exchange rates on the non-dollar denominated revenues will be at least partly offset by an associated increase in the value of the option or forward. As of December 31, 2005, these options and forwards are due to expire in 2006 through 2008. To hedge the non-dollar expenses arising from our foreign manufacturing facility, we enter into forward contracts to lock in the dollar value of a portion of these anticipated expenses.

Based on our overall currency rate exposure at December 31, 2005, including derivative and other foreign currency sensitive instruments, a near-term change in currency rates within a 95% confidence level based on historical currency rate movements could result in a potential loss in the estimated fair value of our foreign currency sensitive instruments of $18.1 million at December 31, 2005 and $16.5 million at December 31, 2004.

Equity Security Risks

As part of our strategic alliance efforts, we invest in equity instruments of biotechnology companies. Our biotechnology equity investment portfolio totaled $379.4 million or 3% of total assets at December 31, 2005 and $536.2 million or 6% of total assets at December 31, 2004. These investments are subject to fluctuations from market value changes in stock prices. To mitigate the risk of market value fluctuation, certain equity securities are hedged with zero-cost collars and forward contracts. A zero-cost collar is a purchased put option and a written call option in which the cost of the purchased put and the proceeds of the written call offset each other; therefore, there is no initial cost or cash outflow for these instruments at the time of purchase. The purchased put protects us from a decline in the market value of the security below a certain minimum level (the put “strike” level), while the call effectively limits our potential to benefit from an increase in the market value of the security above a certain maximum level (the call “strike” level). A forward contract is a derivative instrument where we lock-in the termination price we receive from the sale of stock based on a pre-determined spot price. The forward contract protects us from a decline in the market value of the security below the spot price and limits our potential benefit from an increase in the market value of the security above the spot price. Throughout the life of the contract, we receive interest income based on the notional amount and a floating-rate index. In addition, as part of our strategic alliance efforts, we hold convertible preferred stock, including dividend-bearing convertible preferred stock, and have made interest-bearing loans that are convertible into the equity securities of the debtor or repaid in cash. Depending on market conditions, we may determine that in future periods certain of our other unhedged equity security investments are impaired, which would result in additional write-downs of those equity security investments.

Based on our overall exposure to fluctuations from market value changes in marketable equity prices, a near-term change in equity prices within a 95% confidence level based on historic volatilities could result in a potential loss in estimated fair value of our equity securities portfolio of $19.5 million at December 31, 2005 and $20.6 million at December 31, 2004.

Counterparty Credit Risks

We could be exposed to losses related to the financial instruments described above should one of our counterparties default. We attempt to mitigate this risk through credit monitoring procedures.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Genentech, Inc.

We have audited the accompanying consolidated balance sheets of Genentech, Inc. as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of Genentech, Inc.’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Genentech, Inc. at December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Notes 2 and 6 to the consolidated financial statements, in 2003 Genentech, Inc. changed its method of accounting for variable interest entities.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Genentech, Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 10, 2006 expressed an unqualified opinion thereon.

                                                                                            /s/ ERNST & YOUNG LLP

Palo Alto, California
February 10, 2006

CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	Year Ended December 31,
	2005	2004	2003
Revenues
Product sales (including amounts from related parties: 2005-$183,664; 2004-$112,065; 2003-$108,078)	$5,488,058	$3,748,879	$2,621,490
Royalties (including amounts from a related party: 2005-$485,357; 2004-$338,733; 2003-$245,623)	935,112	641,119	500,903
Contract revenue (including amounts from related parties: 2005-$115,067; 2004-$121,261; 2003-$90,692)	210,202	231,159	177,934
Total operating revenues	6,633,372	4,621,157	3,300,327
Costs and expenses
Cost of sales (including amounts for related parties: 2005-$171,200; 2004-$96,091; 2003-$90,657)	1,011,069	672,526	480,123
Research and development (including amounts for related parties: 2005-$203,942; 2004-$171,979; 2003-$102,234) (including contract related: 2005-$110,918; 2004-$131,636; 2003-$95,473)	1,261,824	947,513	721,970
Marketing, general and administrative	1,435,025	1,088,111	794,845
Collaboration profit sharing (including amounts for a related party: 2005-$136,353; 2004-$75,090; 2003-$9,898)	823,083	593,616	457,457
Recurring charges related to redemption	122,746	145,485	154,344
Special items: litigation-related	57,774	37,087	(113,127)
Total costs and expenses	4,711,521	3,484,338	2,495,612
Operating income	1,921,851	1,136,819	804,715
Other income (expense):
Interest and other income (expense), net	140,927	89,997	95,728
Interest expense	(49,929)	(7,400)	(2,937)
Total other income, net	90,998	82,597	92,791
Income before taxes and cumulative effect of accounting change	2,012,849	1,219,416	897,506
Income tax provision	733,858	434,600	287,324
Income before cumulative effect of accounting change	1,278,991	784,816	610,182
Cumulative effect of accounting change (net of tax: 2003-$31,770)	-	-	(47,655)
Net income	$1,278,991	$784,816	$562,527
Earnings per share
Basic
Earnings before cumulative effect of accounting change	$1.21	$0.74	$0.59
Cumulative effect of accounting change (net of tax: 2003-$0.03)	-	-	(0.05)
Net earnings per share	$1.21	$0.74	$0.54
Diluted
Earnings before cumulative effect of accounting change	$1.18	$0.73	$0.58
Cumulative effect of accounting change (net of tax: 2003-$0.03)	-	-	(0.05)
Net earnings per share	$1.18	$0.73	$0.53

Shares used to compute basic earnings per share	1,054,952	1,055,165	1,034,480
Shares used to compute diluted earnings per share	1,080,949	1,079,209	1,057,619

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2005	2004	2003
Cash flows from operating activities
Net income	$1,278,991	$784,816	$562,527
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of accounting change, net of tax	-	-	47,655
Depreciation and amortization	370,166	353,221	295,449
Deferred income taxes	(109,695)	(73,585)	(149,001)
Deferred revenue	(49,375)	(14,927)	239,145
Litigation-related liabilities	51,424	34,722	56,113
Tax benefit from employee stock options	632,300	329,470	264,981
Gain on sales of securities available-for-sale and other	(11,606)	(13,577)	(23,069)
Loss on sales of securities available-for-sale	3,164	1,839	3,137
Write-down of securities available-for-sale and other	10,044	12,340	3,795
Loss on fixed asset dispositions	9,650	5,115	10,760
Changes in assets and liabilities:
Receivables and other current assets	(129,118)	(363,805)	(146,892)
Inventories	(112,172)	(120,703)	(93,264)
Investments in trading securities	(17,409)	(75,695)	(33,825)
Accounts payable, other accrued liabilities, and other long-term liabilities	437,549	335,542	204,610
Net cash provided by operating activities	2,363,913	1,194,773	1,242,121
Cash flows from investing activities
Purchases of securities available-for-sale	(999,596)	(889,732)	(1,755,934)
Proceeds from sales and maturities of securities available-for-sale	721,678	1,149,113	739,867
Purchases of nonmarketable equity securities	(2,601)	(6,661)	(4,286)
Capital expenditures	(1,399,824)	(649,858)	(321,955)
Change in other assets	(42,716)	(57,955)	(61,307)
Transfer (to) from restricted cash, net	(53,000)	4,600	-
Net cash used in investing activities	(1,776,059)	(450,493)	(1,403,615)
Cash flows from financing activities
Stock issuances	820,493	505,374	526,861
Stock repurchases	(2,015,912)	(1,351,683)	(201,345)
Repayment of long-term debt and noncontrolling interest	(425,000)	-	-
Proceeds from issuance of long-term debt	1,987,953	-	-
Net cash provided by (used in) financing activities	367,534	(846,309)	325,516
Net increase (decrease) in cash and cash equivalents	955,388	(102,029)	164,022
Cash and cash equivalents at beginning of year	270,123	372,152	208,130
Cash and cash equivalents at end of year	$1,225,511	$270,123	$372,152
Supplemental cash flow data
Cash paid during the year for:
Interest	$9,727	$6,626	$2,223
Income taxes	311,571	131,611	167,761
Non-cash investing and financing activities
Capitalization of construction in progress related to financing lease transaction	93,559	-	-
Exchange of XOMA note receivable for a prepaid royalty and other long-term asset	29,205	-	-
Stock received as consideration for outstanding loans	-	-	29,600

See Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS
(in thousands, except par value and shares)

	December 31,
	2005	2004
Assets
Current assets
Cash and cash equivalents	$1,225,511	$270,123
Short-term investments	1,139,650	1,394,982
Accounts receivable - product sales (net of allowances: 2005-$83,262; 2004-$59,366; including amounts from related parties: 2005-$3,603; 2004-$11,237)	554,455	599,052
Accounts receivable - royalties (including amounts from related party: 2005-$173,193; 2004-$119,080)	296,664	217,482
Accounts receivable - other (net of allowances: 2005-$582; 2004-$2,191; including amounts from related parties: 2005-$131,874; 2004-$68,594)	232,297	143,421
Inventories	702,515	590,343
Deferred tax assets	166,561	148,370
Prepaid expenses and other current assets	101,126	61,567
Total current assets	4,418,779	3,425,340
Long-term marketable debt and equity securities	1,448,731	1,115,327
Property, plant and equipment, net	3,349,352	2,091,404
Goodwill	1,315,019	1,315,019
Other intangible assets	573,779	668,391
Restricted cash and investments	735,000	682,000
Deferred tax assets	145,910	20,341
Other long-term assets	160,309	85,573
Total assets	$12,146,879	$9,403,395
Liabilities and stockholders’ equity
Current liabilities
Accounts payable (including amounts to related parties: 2005-$1,379; 2004-$0)	$338,978	$104,832
Deferred revenue	44,327	45,989
Other accrued liabilities (including amounts to related parties: 2005-$131,774; 2004-$108,416)	1,276,527	1,087,209
Total current liabilities	1,659,832	1,238,030
Long-term debt	2,083,024	412,250
Deferred revenue	220,093	267,805
Litigation-related and other long-term liabilities	714,346	703,120
Total liabilities	4,677,295	2,621,205
Commitments and contingencies (Note 7)
Stockholders’ equity
Preferred stock, $0.02 par value; authorized: 100,000,000 shares; none issued	-	-
Common Stock, $0.02 par value; authorized: 3,000,000,000 shares; outstanding: 2005-1,053,712,934 shares; 2004-1,047,126,660 shares	21,074	20,943
Additional paid-in capital	9,262,679	8,002,754
Accumulated other comprehensive income	253,422	290,948
Accumulated deficit, since June 30, 1999	(2,067,591)	(1,532,455)
Total stockholders’ equity	7,469,584	6,782,190
Total liabilities and stockholders’ equity	$12,146,879	$9,403,395

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock
	Shares	Amounts	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
Balance December 31, 2002	1,025,620	$20,512	$6,639,824	$(1,590,094)	$268,642	$5,338,884
Comprehensive income
Net income	-	-	-	562,527	-	562,527
Changes in unrealized gain on securities available-for-sale, net of tax	-	-	-	-	29,249	29,249
Changes in fair value of cash flow hedges, net of tax	-	-	-	-	(858)	(858)
Comprehensive income						590,918
Issuance of stock upon exercise of options	32,078	640	487,588	-	-	488,228
Income tax benefits realized from employee stock option exercises	-	-	264,980	-	-	264,980
Issuance of stock under employee stock plan	2,796	56	38,577	-	-	38,633
Repurchase of Common Stock	(11,010)	(218)	(71,553)	(129,574)	-	(201,345)
Balance December 31, 2003	1,049,484	20,990	7,359,416	(1,157,141)	297,033	6,520,298
Comprehensive income
Net income	-	-	-	784,816	-	784,816
Changes in unrealized gain on securities available-for-sale, net of tax	-	-	-	-	10,789	10,789
Changes in fair value of cash flow hedges, net of tax	-	-	-	-	(16,874)	(16,874)
Comprehensive income						778,731
Issuance of stock upon exercise of options	21,484	430	446,084	-	-	446,514
Income tax benefits realized from employee stock option exercises	-	-	329,470	-	-	329,470
Issuance of stock under employee stock plan	1,717	34	58,826	-	-	58,860
Repurchase of Common Stock	(25,558)	(511)	(191,042)	(1,160,130)	-	(1,351,683)
Balance December 31, 2004	1,047,127	20,943	8,002,754	(1,532,455)	290,948	6,782,190
Comprehensive income
Net income	-	-	-	1,278,991	-	1,278,991
Changes in unrealized loss on securities available-for-sale, net of tax	-	-	-	-	(75,359)	(75,359)
Changes in fair value of cash flow hedges, net of tax	-	-	-	-	37,833	37,833
Comprehensive income						1,241,465
Issuance of stock upon exercise of options	28,823	576	745,223	-	-	745,799
Income tax benefits realized from employee stock option exercises	-	-	641,348	-	-	641,348
Issuance of stock under employee stock plan	1,872	37	74,657	-	-	74,694
Repurchase of Common Stock	(24,109)	(482)	(201,303)	(1,814,127)	-	(2,015,912)
Balance December 31, 2005	1,053,713	$21,074	$9,262,679	$(2,067,591)	$253,422	$7,469,584

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In this Annual Report, “Genentech,” “we,” “us” and “our” refer to Genentech, Inc. “Common Stock” refers to Genentech’s Common Stock, par value $0.02 per share, “Special Common Stock” refers to Genentech’s callable putable Common Stock, par value $0.02 per share, all of which was redeemed by Roche Holdings, Inc. (or “Roche”) on June 30, 1999 (or “the Redemption”).

Note 1.	DESCRIPTION OF BUSINESS

Genentech is a leading biotechnology company that discovers, develops, manufactures and commercializes biotherapeutics for significant unmet medical needs. We commercialize multiple biotechnology products, and also receive royalties from companies that have licensed our technology.

Redemption of Our Special Common Stock

On June 30, 1999, Roche exercised its option to cause us to redeem all of our Special Common Stock held by stockholders other than Roche. The Redemption was reflected as a purchase of a business, which under U.S. generally accepted accounting principles required push-down accounting to reflect in our financial statements the amounts paid for our stock in excess of our net book value. As a result, we were required to push down the effect of the Redemption and Roche’s 1990 through 1997 purchases of our Common and Special Common Stock into our consolidated financial statements at the date of the Redemption. In 1990 and 1991 through 1997 Roche purchased 60% and 5%, respectively, of the outstanding stock of Genentech. In June 1999, we redeemed all of our Special Common Stock held by stockholders other than Roche resulting in Roche owning 100% of our Common Stock. The push-down effect of Roche’s aggregate purchase price and the Redemption price in our consolidated balance sheet as of June 30, 1999 was allocated based on Roche’s ownership percentages as if the purchases occurred at the original purchase dates for the 1990 and 1991 through 1997 purchases, and at June 30, 1999 for the Redemption. Management of Genentech determined the values of tangible and intangible assets, including in-process research and development used in allocating the purchase prices. The aggregate purchase price for the acquisition of all of Genentech’s outstanding shares, including Roche’s estimated transaction costs of $10.0 million, was $6,604.9 million, consisting of approximately $2,843.5 million for the 1990 and 1991 through 1997 purchases and approximately $3,761.4 million for the Redemption.

Note 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of Genentech and all wholly owned subsidiaries. Genentech also consolidated a variable interest entity in which Genentech was the primary beneficiary pursuant to Financial Accounting Standards Board (or “FASB”) Interpretation No. 46 (or “FIN 46”) “Consolidation of Variable Interest Entities,” as amended, and recorded a noncontrolling interest in “litigation-related and other long-term liabilities,” which has been reflected in the accompanying consolidated balance sheet at December 31, 2004. As discussed below in Note 7, “Leases, Commitments and Contingencies,” in August 2005, we paid $425.0 million to extinguish the debt and the noncontrolling interest related to a synthetic lease obligation on our manufacturing plant in Vacaville, California. Material intercompany accounts and transactions have been eliminated.

Use of Estimates and Reclassifications

The preparation of financial statements in conformity with GAAP requires management to make judgments, assumptions and estimates that affect the amounts reported in our consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates.

Certain reclassifications of prior period amounts have been made to our consolidated financial statements to conform to the current period presentation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS––(Continued)

Changes in Accounting Principles

In January 2003, the FASB issued FIN 46, and in December 2003 issued FIN 46R, a revision to Interpretation 46, “Consolidation of Variable Interest Entities,” which requires a variable interest entity (or “VIE”) to be consolidated by a company if that company absorbs a majority of the VIE’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interest in the VIE.

We adopted FIN 46 on July 1, 2003, and consolidated the entity from which we leased our manufacturing facility located in Vacaville, California as of that date, as we determined that this entity was a VIE, as defined by FIN 46, and that we were the primary beneficiary of this entity as we absorbed a majority of its expected losses. Accordingly, we consolidated assets, which consisted of the Vacaville manufacturing building and related equipment, net of accumulated depreciation on July 1, 2003. We recorded a $47.6 million charge, net of $31.8 million in taxes, (or $0.05 per share) as a cumulative effect of the accounting change on July 1, 2003. Due to our residual value guarantee on the property, the nonrecourse feature of the underlying debt, and certain other provisions of the lease arrangement, we did not allocate any of the entity’s depreciation or interest expenses to the noncontrolling interest. We had previously accounted for our involvement with this entity as an operating lease. At December 31, 2004, such property and equipment had a carrying value of $325.9 million and was included in property, plant and equipment in the accompanying consolidated balance sheets. We also consolidated the entity’s debt of $412.3 million and the noncontrolling interest of $12.7 million, which amounts are included in long-term debt and litigation-related and other long-term liabilities, respectively, in the accompanying consolidated balance sheets at December 31, 2004. In August 2005, we paid $425.0 million to extinguish the debt and noncontrolling interest related to the synthetic lease obligation. See also Note 7, “Leases, Commitments and Contingencies” below for a discussion of all of our leases.

Recent Accounting Pronouncement

In December 2004, the FASB issued a revision of Statement of Financial Accounting Standards (or “FAS”) No. 123, “Accounting for Stock-Based Compensation.” The revision is referred to as “FAS 123R — Share-Based Payment” (or “FAS 123R”), which supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” (or “APB 25”) and will require companies to recognize compensation expense, using a fair-value based method, for costs related to share-based payments including stock options and stock issued under our employee stock plans. We will adopt FAS 123R using the modified prospective basis on January 1, 2006. Our adoption of FAS 123R is expected to result in compensation expense that will reduce diluted net income per share by approximately $0.15 to $0.17 per share for 2006. However, our estimate of future stock-based compensation expense is affected by our stock price, the number of stock-based awards our board of directors may grant in 2006, as well as a number of complex and subjective valuation assumptions and the related tax effect. These valuation assumptions include, but are not limited to, the volatility of our stock price and employee stock option exercise behaviors.

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

•
We recognize revenue from product sales when there is persuasive evidence that an arrangement exists, title passes, the price is fixed and determinable, and collectibility is reasonably assured. Allowances are established for estimated rebates, wholesaler chargebacks, prompt pay sales discounts, product returns, and bad debts.

•
We recognize revenue from royalties based on licensees’ sales of our products or technologies. Royalties are recognized as earned in accordance with the contract terms when royalties from licensees can be

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS––(Continued)

reasonably estimated and collectibility is reasonably assured. For the majority of our royalty revenues, estimates are made using historical and forecasted sales trends and used as a basis to record amounts in advance of amounts collected.

•
Contract revenue generally includes upfront and continuing licensing fees, manufacturing fees, milestone payments and reimbursements of development and post-marketing costs and certain commercial costs.

•
Nonrefundable upfront fees, including product opt-ins, for which no further performance obligations exist are recognized as revenue on the earlier of when payments are received or collection is assured.

•
Nonrefundable upfront licensing fees, including product opt-ins, and certain guaranteed, time-based payments that require our continuing involvement in the form of development, manufacturing or other commercialization efforts by us are recognized as revenue:

•	ratably over the development period if development risk is significant, or

•	ratably over the manufacturing period or estimated product useful life if development risk has been substantially eliminated.

•
Upfront manufacturing fees are recognized as revenue as the related manufacturing services are rendered, generally on a straight-line basis over the longer of the manufacturing obligation period or the expected product life. Manufacturing profit is recognized when the product is shipped and title passes.

•	Milestone payments are recognized as revenue when milestones, as defined in the contract, are achieved.

•
Commercial collaborations resulting in a net reimbursement of development and post-marketing costs and certain commercial costs are recognized as revenue as the related costs are incurred. The corresponding development and post-marketing expenses are included in research and development expenses and the corresponding commercial costs are included in marketing, general and administrative (or “MG&A”) expenses in the Consolidated Statements of Income.

Product Sales Allowances

Revenues from product sales are recorded net of allowances for estimated rebates, wholesaler chargebacks, prompt pay sales discounts, product returns, wholesaler incentives, and bad debts, all of which are established at the time of sale. These allowances are based on estimates of the amounts earned or to be claimed on the related sales. These estimates take into consideration our historical experience current contractual and statutory requirements, specific known market events and trends and forecasted customer buying patterns. Rebates, wholesaler chargebacks, prompt pay sales discounts and product returns are product-specific, which can be affected by the mix of products sold in any given period. All our product sales allowances are based on estimates. If actual future results vary, we may need to adjust these estimates, which could have an effect on earnings in the period of the adjustment.

Rebate reserves and accruals represent our estimated obligations to wholesalers and third parties (clinics, hospitals and pharmacies), respectively. Rebate accruals are recorded in the same period the related revenue is recognized resulting in a reduction to product sales revenue and the establishment of a contra asset (if due to a wholesaler) or a liability (if due to a third party, such a healthcare provider) as appropriate, which are included in sales allowances or other accrued liabilities, respectively. These rebates and accruals result from performance-based offers that are primarily based on attaining contractually specified sales volumes and growth. As a result, the calculation of the accrual for these rebates requires an estimate of the customer’s buying patterns and the resulting applicable contractual rebate rate(s) to be earned over a contractual period.

Wholesaler chargeback reserves represent our estimated obligations resulting from contractual commitments to sell

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS––(Continued)

products to health care providers at prices lower than the list prices we charge the wholesalers who provide them those products. The wholesaler charges us for the difference between what the wholesaler pays us for the products and what they sell the products for to the healthcare providers. Chargeback amounts are generally determined at the time of resale to the healthcare provider, and we generally issue credits for such amounts within a few weeks of receiving notification from the wholesaler.

Product return reserves are estimated through comparison of historical return data to their related sales on production lot basis. Historical rates of return are determined for each product and are adjusted for known or expected changes in the marketplace specific to each product.

Sales prompt pay discount and wholesaler incentive reserves primarily relate to estimated obligations for credits to be granted to wholesalers for remitting payment on their purchases within established incentive periods and credits to be granted to wholesalers for compliance with various contractually-defined inventory management practices, respectively. We determine these reserves based on our experience with the timing of customer payments.

Bad debt reserves are based on our estimated uncollectible accounts receivable. Given our historical experiences with bad debts, combined with our credit management, policies and practices, we do not presently maintain significant bad debt reserves.

Allowances against receivable balances primarily relate to product returns, wholesaler chargebacks, sales discounts and bad debts, and are recorded in the same period the related revenue is recognized, resulting in a reduction to product sales revenue and the reporting of product sales receivable net of allowances. We estimate these allowances based primarily on analyses of existing contractual obligations and eligible discounts, historical trends and experience, and changes in financial conditions of our customers.

Collaboration Profit Sharing

Collaboration profit sharing primarily includes the net operating profit sharing with Biogen Idec Inc. (or “Biogen Idec”) on Rituxan sales, and the cost and profit sharing with Novartis AG (or “Novartis”) on Xolair results and with OSI Pharmaceuticals, Inc. on Tarceva results. See also Note 8, “Relationship with Roche and Related Party Transactions,” below regarding Novartis related collaboration cost and profit sharing expenses.

Research and Development Expenses

Research and development (or "R&D") expenses include salaries, benefits and other headcount related costs, clinical trial and related clinical manufacturing costs, contract and other outside service fees, and facilities and overhead costs. R&D expenses consist of independent R&D costs and costs associated with collaborative R&D and in-licensing arrangements. In addition, we acquire R&D services from other companies and fund research institutions under agreements, which we can generally terminate at will. R&D expenses also include post-marketing activities such as Phase IV and investigator-sponsored trials and product registries. R&D costs, including upfront fees and milestones paid to collaborators, are expensed as incurred. The costs of the acquisition of technology is capitalized if it has alternative future uses in other research and development projects or otherwise. R&D collaborations resulting in a net payment of development and post-marketing costs are recognized as R&D expense as the related costs are incurred.

Royalty Expenses

Royalty expenses and milestones directly related to product sales are classified in cost of sales. Other royalty expenses, relating to royalty revenue, are classified in MG&A expenses and totaled $182.3 million in 2005, $174.0 million in 2004, and $114.3 million in 2003.

Advertising Expenses

We expense the costs of advertising, which also includes promotional expenses, as incurred. Advertising expenses were $344.6 million in 2005, $257.4 million in 2004, and $197.8 million in 2003.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS––(Continued)

Research and Development Arrangements

To gain access to potential new products and technologies and to utilize other companies to help develop our potential new products, we establish strategic alliances with various companies. These strategic alliances often include the acquisition of marketable and nonmarketable equity investments or debt of companies developing technologies that complement or fall outside our research focus and include companies having the potential to generate new products through technology licensing and/or investments. Potential future payments may be due to certain collaborators achieving certain benchmarks as defined in the collaborative agreements. We also entered into product-specific collaborations to acquire development and marketing rights for products. See Note 7, “Leases, Commitments and Contingencies,” and Note 8, “Relationship with Roche and Related Party Transactions,” below for a discussion of our more significant collaborations.

Under FIN 46R, we are required to assess new business development collaborations as well as to, upon certain events, some of which are outside our control, reassess the accounting treatment of our existing business development collaborations based on the nature and extent of our financial interests as well as our ability to exercise influence in such collaborations. While this standard has not had any material effect on our financial results during 2004 and 2005, our continuing compliance may result in our consolidation of companies or related entities with which we have a collaborative arrangement and this may have a material effect on our financial condition and/or results of operation in future periods.

Cash and Cash Equivalents

We consider all highly liquid available-for-sale debt securities purchased with an original maturity of three months or less to be cash equivalents.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined using a weighted-average approach. If inventory costs exceed expected market value due to obsolescence or lack of demand, reserves are recorded for the difference between the cost and the estimated market value. These reserves are determined based on significant estimates. Inventories consist of currently marketed products, products manufactured under contract and product candidates awaiting regulatory approval which are capitalized based on management’s judgment of probable near term commercialization.

Investments in Marketable and Nonmarketable Securities

We invest in short-term and long-term marketable securities, primarily corporate notes, government agencies, preferred stock, asset-backed securities and municipal bonds. As part of our strategic alliance efforts, we may also invest in equity securities, dividend bearing convertible preferred stock and interest-bearing debt of other biotechnology companies. All of our equity investments represent less than a 10% ownership position in the investee company. Marketable equity and debt securities are accounted for as available-for-sale investments as described below. Nonmarketable equity securities are carried at cost, less any write-downs for impairment. We periodically monitor the liquidity and financing activities of the respective issuers to determine if impairment write downs to our nonmarketable equity securities are necessary.

We classify marketable equity and debt securities into one of two categories: available-for-sale or trading. Trading securities are bought, held and sold with the objective of generating returns from market movements. We have established maximum amounts of our total investment portfolio that can be included in our trading portfolio, the majority of which is managed by investment management firms, that operate within investment policy guidelines we provide. Trading securities are classified as short-term investments and are carried at estimated fair market value. Unrealized holding gains and losses on trading securities are included in "interest and other income (expense), net". Securities not classified as trading are considered available-for-sale. These securities are carried at estimated fair value (see Note 3, “Investment Securities and Financial Instruments,” below) with unrealized gains and losses included in accumulated other comprehensive income in stockholders’ equity. Available-for-sale securities with remaining maturities of greater than one year are classified as long-term. If the estimated fair value of a security is below its carrying value, we evaluate whether we have the intent and ability to retain our investment for a period of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS––(Continued)

time sufficient to allow for any anticipated recovery in market value and whether evidence indicating that the cost of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary. Some of the factors we consider in determining whether an impairment is other-than-temporary include, among other things, unfavorable clinical trial results and the diminished prospect for new products, failure to receive product approval from a regulatory body, the termination of a major collaborative relationship and the liquidity position and financing activities of the issuer. If the impairment is considered to be other-than-temporary, the security is written down to its estimated fair value. Other-than-temporary declines in estimated fair value of all marketable securities are charged to “interest and other income (expense), net.” The cost of all securities sold is based on the specific identification method. We recognized charges of $4.7 million in 2005, $12.4 million in 2004, and $3.8 million in 2003 related to other-than-temporary declines in the estimated fair values of certain of our marketable equity and debt securities.

Derivative Instruments

We use derivatives to manage our market exposure to fluctuations in foreign currencies, U.S. interest rates and marketable equity investments. We record all derivatives on the balance sheet at estimated fair value. For derivative instruments that are designated and qualify as a fair value hedge (i.e., hedging the exposure to changes in the estimated fair value of an asset or a liability or an identified portion thereof that is attributable to a particular risk), the gain or loss on the derivative instrument, as well as the offsetting loss or gain on the hedged item attributable to the hedged risk, is recognized in current earnings during the period of the change in estimated fair values. For derivative instruments that are designated and qualify as a cash flow hedge (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The gain or loss on the derivative instruments in excess of the cumulative change in the present value of future cash flows of the hedged transaction, if any, is recognized in current earnings during the period of change. We do not use derivative instruments for speculative purposes. See Note 3, “Investment Securities and Financial Instruments — Derivative Financial Instruments” below for further information on our accounting for derivatives.

Property, Plant and Equipment

The costs of buildings and equipment are depreciated using the straight-line method over the estimated useful lives of the assets, but not more than:

Useful Lives
Buildings	25 years
Certain manufacturing equipment	15 years
Other equipment	3 to 8 years
Leasehold improvements	length of applicable lease

The costs of repairs and maintenance are expensed as incurred and were $117.1 million in 2005, $93.3 million in 2004, and $65.6 million in 2003.

U.S. Food and Drug Administration (or “FDA”) Validation Costs

FDA validation costs are capitalized as part of the effort required to acquire and construct long-lived assets, including readying them for their intended use, and are amortized over the estimated useful life of the asset or the term of the lease, whichever is shorter and charged to cost of sales. These costs are included in “other long-term assets” in the accompanying consolidated balance sheets.

Goodwill and Other Intangible Assets

Goodwill represents the difference between the purchase price and the estimated fair value of the net assets acquired when accounted for by the purchase method of accounting and arises from Roche’s purchases of our Special Common Stock and push-down accounting (refer to the “Redemption of Our Special Common Stock” note above). In accordance with FAS 142, “Goodwill and Intangible Assets”, we do not amortize goodwill. Also in accordance with FAS 142, we perform an annual impairment test of goodwill every September at the Company level, which is

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS––(Continued)

the reporting unit, and have found no impairment. We will continue to evaluate our goodwill for impairment annually and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable.

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

Restricted Cash and Investments

On October 3, 2002, we entered into an arrangement with third-party insurance companies to post a $600.0 million bond in connection with the City of Hope trial judgment that was issued in the second quarter of 2002. As part of this arrangement, we were required to pledge $630.0 million in cash and investments to secure this bond. In the second quarter of 2004, we were required to increase the surety bond to $650.0 million and pledged an additional $52.0 million, or a total of $682.0 million, in cash and investments to secure the bond. In the third quarter of 2005, we were required to increase the surety bond by $50.0 million to secure the accruing interest, and we correspondingly increased the amount pledged to secure the bond by $53.0 million to $735.0 million. These amounts are reflected in the consolidated balance sheets in “restricted cash and investments” at December 31, 2005 and 2004.

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

Accounting for Stock-Based Compensation

We will adopt FAS 123R as of January 1, 2006. Through December 31, 2005, we have followed APB 25 to account for employee stock options. Under APB 25, the intrinsic value method of accounting, no compensation expense is recognized because the exercise price of our employee stock options equals the market price of the underlying stock on the date of grant. We apply FAS 123 for disclosure purposes only, and recognize compensation expense on a straight-line basis over the vesting period of the award.

The following proforma net income and earnings per share (or “EPS”) were determined as if we had accounted for employee stock options and stock issued under our employee stock plans under the fair value method prescribed by FAS 123.

In order to estimate the fair value of stock options, we use the Black-Scholes option valuation model, which was developed for use in estimating the fair value of publicly traded options which have no vesting restrictions and are fully transferable. Option valuation models require the input of highly subjective assumptions and these assumptions can vary over time.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS––(Continued)

	2005	2004	2003
Net income as reported	$1,278,991	$784,816	$562,527
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	174,597	190,375	172,045
Pro forma net income	$1,104,394	$594,441	$390,482
Earnings per share:
Basic-as reported	$1.21	$0.74	$0.54
Basic-pro forma	$1.05	$0.56	$0.38

Diluted-as reported	$1.18	$0.73	$0.53
Diluted-pro forma	$1.02	$0.54	$0.38

The fair value of options was estimated at the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions:

	2005	2004	2003
Risk-free interest rate	4.2%	3.4%	2.8%
Dividend yield	0%	0%	0%
Expected volatility	29.3%	33.3%	44.7%
Expected term (years)	4.2	4.3	5.0

Due to the redemption of our Special Common Stock in June 1999 by Roche, there is limited historical information available to support our estimate of certain assumptions required to value employee stock options and the stock issued under our employee stock plan. In developing our estimate of expected term, we have determined that our historical share option exercise experience is a relevant indicator of future exercise patterns. We also take into account other available information, including industry averages. We primarily base our determination of expected volatility through our assessment of the implied volatility of our Common Stock. Implied volatility is the volatility assumption inherent in the market prices of a company’s traded options.

401(k) Plan and Other Postretirement Benefits

Our 401(k) Plan (or “the Plan”) covers substantially all of our employees. For 2003 and earlier, we matched a portion of employee contributions, up to a maximum of 4% of each employee’s eligible compensation. This match increased to 5% in 2004. The match is effective December 31 of each year and is fully vested when made. Also beginning in 2004, we annually contribute to every employee’s account 1% of his or her eligible compensation, regardless of whether or not the employee participates actively in the Plan. We provided $45.5 million in 2005, $34.1 million in 2004, and $15.9 million in 2003 for our contributions under the Plan.

In addition, we provide certain postretirement benefits, primarily healthcare related, to employees who meet certain eligibility criteria. As of December 31, 2005 and 2004, the accrued benefit costs and the accumulated benefit obligation related to these postretirement benefits were not material.

Income Taxes

Our income tax provision is based on pretax financial accounting income computed under the liability method. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Significant estimates are required in determining our provisions for income taxes. Some of these estimates are based on interpretations of existing tax laws or regulations. We believe that our estimates are reasonable and that our reserves for income tax related uncertainties are adequate. Various internal and external factors may have favorable or unfavorable effects on our future effective income tax rate. These factors include, but are not limited to, changes in tax laws, regulations and/or rates, changing interpretations of existing tax laws or regulations, changes in estimates of prior years’ items, future levels of R&D spending, and changes in overall levels of income before tax.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS––(Continued)

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

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations (in thousands):

	2005	2004	2003
Numerator:
Net income	$1,278,991	$784,816	$562,527
Denominator:
Weighted-average shares outstanding used to compute basic earnings per share	1,054,952	1,055,165	1,034,480
Effect of dilutive stock options	25,997	24,044	23,139
Weighted-average shares outstanding and dilutive securities used to compute diluted earnings per share	1,080,949	1,079,209	1,057,619

The following is a summary of the outstanding options to purchase Common Stock that were excluded from the computation of diluted EPS because such options were anti-dilutive, as the exercise prices of the options were greater than the average market price of our Common Stock for the respective periods (in millions, except for exercise prices):

	2005	2004
Number of shares	18.3	19.3
Range of exercise price	$81.15 - $98.80	$52.00 - $59.61

There were no anti-dilutive options in 2003. See Note 9, “Capital Stock” for information on option expiration dates.

Comprehensive Income

Comprehensive income is comprised of net income and other comprehensive income (or “OCI”). OCI includes certain changes in stockholders’ equity that are excluded from net income. Specifically, we include in OCI changes in the estimated fair value of derivatives designated as effective cash flow hedges and unrealized gains and losses on our available-for-sale securities. Comprehensive income for the years ended December 31, 2005, 2004 and 2003 has been reflected in the consolidated statements of stockholders’ equity.

The components of accumulated other comprehensive income, net of taxes, at December 31, 2005 and 2004 were as follows (in millions):

	2005	2004
Net unrealized gains on securities available-for-sale	$229.8	$305.1
Net unrealized gains (losses) on cash flow hedges	23.6	(14.2)
Accumulated other comprehensive income	$253.4	$290.9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS––(Continued)

The activity in OCI related to our available-for-sale securities and cash flow hedges were as follows (in millions):

	2005	2004	2003
(Decrease) increase in unrealized gains on securities available-for-sale (net of tax: 2005-$(49.1); 2004-$6.7; 2003-$25.9)	$(73.6)	$10.0	$38.9
Reclassification adjustment for net (gains) losses on securities available-for-sale included in net income (net of tax: 2005-$(1.1); 2004-$0.5; 2003-($6.5))	(1.7)	0.8	(9.7)
Increase (decrease) in unrealized gains on cash flow hedges (net of tax: 2005-$32.3; 2004-($13.8), 2003-($2.4))	48.4	(20.7)	(3.6)
Reclassification adjustment for net (gains) losses on cash flow hedges included in net income (net of tax: 2005-$(7.0); 2004-$2.6, 2003-$1.8)	(10.6)	3.8	2.7
Other comprehensive (loss) income	$(37.5)	$(6.1)	$28.3

Note 3.	INVESTMENT SECURITIES AND FINANCIAL INSTRUMENTS

Investment Securities

Securities classified as trading and available-for-sale at December 31, 2005 and 2004 are summarized below (in thousands). Estimated fair value is based on quoted market prices for these or similar investments.

December 31, 2005	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
TOTAL TRADING SECURITIES	$614,620	$11,439	$(13,605)	$612,454
SECURITIES AVAILABLE-FOR-SALE
Equity securities	$(2,670)	$380,761	$(3,280)	$374,811
Preferred stock	200,800	8,098	(2,534)	206,364
Debt securities maturing:
within 1 year	1,616,114	238	(1,152)	1,615,200
between 1-5 years	1,194,628	4,283	(3,857)	1,195,054
between 5-10 years	466,874	7,083	(5,224)	468,733
TOTAL SECURITIES AVAILABLE-FOR-SALE	$3,475,746	$400,463	$(16,047)	$3,860,162

December 31, 2004	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
TOTAL TRADING SECURITIES	$574,907	$31,261	$(11,123)	$595,045
SECURITIES AVAILABLE-FOR-SALE
Equity securities	$57,993	$478,226	$(64)	$536,155
Preferred stock	185,223	13,223	(1,906)	196,540
Debt securities	1,889,878	26,142	(5,617)	1,910,403
TOTAL SECURITIES AVAILABLE-FOR-SALE	$2,133,094	$517,591	$(7,587)	$2,643,098

The gain or loss on derivative instruments designated as fair value hedges, as well as the offsetting loss or gain on the corresponding hedged marketable equity investment, is recognized currently in earnings. As a result, the cost basis of our equity securities in the table above includes adjustments related to gains and losses on fair value hedges.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS––(Continued)

Unrealized loss positions for which other-than-temporary impairments have not been recognized at December 31, 2005 and 2004, is summarized below (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
December 31, 2005	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Equity securities	$6,525	$(3,280)	$-	$-	$6,525	$(3,280)
Preferred stock	33,773	(619)	40,577	(1,915)	74,350	(2,534)
Debt securities	846,469	(4,703)	221,118	(5,530)	1,067,587	(10,233)
Total	$886,767	$(8,602)	$261,695	$(7,445)	$1,148,462	$(16,047)

	Less Than 12 Months		12 Months or Greater		Total
December 31, 2004	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Equity securities	$286	$(64)	$-	$-	$286	$(64)
Preferred stock	27,582	(1,478)	11,427	(428)	39,009	(1,906)
Debt securities	603,736	(3,816)	78,983	(1,801)	682,719	(5,617)
Total	$631,604	$(5,358)	$90,410	$(2,229)	$722,014	$(7,587)

Unrealized losses in the portfolio relate to investment-grade preferred securities and various debt securities including municipal bonds, corporate bonds, asset-backed securities and U.S. government agency bonds. For these securities, the unrealized losses are primarily due to increases in interest rates. Because we have the ability and intent to hold these investments until a forecasted recovery of fair value, which may be maturity or call date, we do not consider these investments to be other-than-temporarily impaired as of December 31, 2005. See Note 2, “Summary of Significant Accounting Policies — Investments in Marketable and Nonmarketable Securities,” for further discussion of the criteria used to determine impairment of our equity securities.

The carrying amount, which approximates fair value, of all cash, cash equivalents and investment securities held at December 31, 2005 and 2004 (see sections "Cash and Cash Equivalents" and "Investments in Marketable and Nonmarketable Securities" in Note 2, "Summary of Significant Accounting Policies") is summarized below (in thousands):

Security	2005	2004
Cash	$75,762	$207,776
Cash equivalents	1,149,749	62,347
Total cash and cash equivalents	$1,225,511	$270,123

Trading securities	$612,454	$595,045
Securities available-for-sale maturing within one year	320,832	603,397
Preferred stock	206,364	196,540
Total short-term investments	$1,139,650	$1,394,982

Securities available-for-sale maturing after one year	$1,073,920	$579,172
Equity securities	374,811	536,155
Total long-term marketable debt and equity securities	$1,448,731	$1,115,327

Cash	$514	$2,268
Securities available-for-sale maturing within one year	144,619	212,368
Securities available-for-sale maturing between 1-10 years	589,867	467,364
Total restricted cash and investments	$735,000	$682,000

In 2005, proceeds from the sales of available-for-sale securities totaled $721.7 million; gross realized gains totaled $5.9 million and gross realized losses totaled $3.1 million. In 2004, proceeds from the sales of available-for-sale securities totaled $1,149.1 million; gross realized gains totaled $12.6 million and gross realized losses totaled $1.8 million. In 2003, proceeds from the sales of available-for-sale securities totaled $739.9 million; gross realized gains totaled $20.6 million and gross realized losses totaled $3.1 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS––(Continued)

Net change in unrealized holding (losses) gains on trading securities included in net income totaled ($22.3) million in 2005, ($17.9) million in 2004, and $18.9 million in 2003.

The marketable debt securities we hold are issued by a diversified selection of corporate and financial institutions with strong credit ratings. Our investment policy limits the amount of credit exposure with any one institution. Other than asset-backed and mortgage-backed securities, these debt securities are generally not collateralized. In 2005, 2004, and 2003, there were no charges for credit impairment on marketable debt securities.

Our nonmarketable investment securities were $29.4 million at December 31, 2005 and $34.1 million at December 31, 2004, and were based upon cost less write-downs for impairments which approximates fair value. Our nonmarketable investment securities are classified as other long-term assets on our consolidated balance sheets.

Derivative Financial Instruments

Foreign Currency Instruments

We have an established foreign currency hedging program to protect against currency risks, primarily driven by forecasted foreign currency denominated royalties from licensees’ product sales over a five year period. Other foreign currency exposures include collaboration development expenses. We hedge portions of our forecasted foreign currency revenues with option or forward contracts. When the dollar strengthens significantly against the foreign currencies, the decline in value of future foreign currency revenues or expenses is offset by gains or losses, respectively, in the value of the option or forward contracts designated as hedges. Conversely, when the dollar weakens, the increase in the value of future foreign currency revenues or expenses is offset by losses or gains, respectively, in the value of the forward contracts. In accordance with FAS 133, hedges related to anticipated transactions are designated and documented at the hedge’s inception as cash flow hedges and evaluated for hedge effectiveness at least quarterly.

During the years ended December 31, 2005, 2004, and 2003, we had no ineffectiveness with respect to our foreign currency hedging instruments. Gains and losses related to option and forward contracts that hedge future cash flows are recorded against the hedged revenues or expenses in the consolidated statements of income.

At December 31, 2005, net gains on derivative instruments expected to be reclassified from accumulated other comprehensive income to earnings during the next twelve months due to the receipt of the related net revenues denominated in foreign currencies were $21.7 million.

Interest Rate Swaps

In July 2005, we entered into a series of interest-rate swap agreements with a total notional value of $500.0 million to protect the 4.40% Senior Notes due 2010 against changes in estimated fair value due to changes in U.S. interest rates. In these swaps, we pay a floating rate and receive a fixed rate that matches the coupon rate of the 5 year Notes due in 2010. See also Note 6, “Long-Term Debt” below.

Equity Instruments

Our marketable equity securities portfolio consists primarily of investments in biotechnology companies whose risk of market fluctuations is greater than the stock market in general. To manage a portion of this risk, we enter into derivative instruments such as zero-cost collar instruments and equity forward contracts to hedge equity securities against changes in market value. We have zero-cost collars that expire in 2006 through 2007 and may require settlement in equity securities. A zero-cost collar is a purchased put option and a written call option on a specific equity security such that the cost of the purchased put and the proceeds of the written call offset each other; therefore, there is no initial cost or cash outflow for these instruments. At December 31, 2005, our zero-cost collars were designated and qualified as cash flow hedges.

As part of our fair value hedging strategy, we have also entered into equity forward contracts that mature in 2006 through 2008. An equity forward is a derivative instrument where we pay the counterparty the total return of the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS––(Continued)

security above the current spot price and receive interest income on the notional amount for the term of the equity forward. A forward contract is a derivative instrument where we lock-in the termination price we receive from the sale of stock based on a pre-determined spot price. The forward contract protects us from a decline in the market value of the security below the spot price and limits our potential benefit from an increase in the market value of the security above the spot price. Throughout the life of the contract, we receive interest income based on the notional amount and a floating-rate index.

During the years ended December 31, 2005, 2004, and 2003, we had no ineffectiveness with respect to our zero-cost collar hedging instruments. Gains and losses related to zero-cost collar instruments that hedge future cash flows are recorded against the gains or losses from the sale of the underlying hedged marketable equity investment in the consolidated statements of income.

At December 31, 2005, net gains on derivative instruments expected to be reclassified from accumulated other comprehensive income to earnings during the next twelve months due to the cash receipt from the sales of the underlying equity instruments were $14.3 million.

As part of our hedging transactions, we have entered, and may in the future enter, into security lending agreements with our counterparties. For an equity forward contract, in exchange for lending the hedged shares to the counterparty, we receive additional interest income throughout the life of the agreement based on the notional amount and a floating-rate index. For an equity collar, the benefit is embedded in the call strike price. The total estimated fair value of the securities lent under these agreements was $137.6 million at December 31, 2005 and $196.4 million at December 31, 2004.

Estimated Fair Value

The estimated fair value of the foreign exchange put option and forward was based on the forward exchange rates as of December 31, 2005 and 2004. The estimated fair value of the equity forward contracts and zero-cost collar instruments was determined based on the closing market prices of the underlying securities at each year-end. The estimated fair value of our interest rate swap agreements was based on forward interest rates as of December 31, 2005. The table below summarizes the estimated fair value, which is also the carrying value, of our financial instruments at December 31, 2005 and 2004 (in thousands):

	2005	2004
Assets:
Foreign exchange forward contracts	$4,823	$-
Foreign exchange put options	38,159	616
Equity forwards	57,975	12,501
Equity collars	15,332	21,796
Interest rate swap agreements	9,604	-
Liabilities:
Foreign exchange forwards contracts	-	39,105
Equity forwards	-	12,961

The financial instruments we hold are entered into with a diversified selection of institutions with strong credit ratings, which minimizes the risk of loss due to nonpayment from the counterparty. Credit exposure is limited to the unrealized gains on our contracts. We have not experienced any material losses due to credit impairment of our financial instruments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS––(Continued)

Note 4.	CONSOLIDATED FINANCIAL STATEMENT DETAIL

Inventories

Inventories at December 31 are summarized below (in thousands):

	2005	2004
Raw materials and supplies	$78,618	$57,072
Work in process	438,270	436,329
Finished goods	185,627	96,942
Total	$702,515	590,343

In anticipation of launching Lucentis in 2006, we produced approximately $14.9 million of such inventory, which is net of reserves of $8.3 million. The Lucentis inventory was included in work in process at December 31, 2005.

In 2005, we had one-time charges of $41.0 million in payments to Amgen Inc. and another collaborator to cancel and amend certain future manufacturing obligations. In 2004, in conjunction with our decision to discontinue commercialization and manufacture of Nutropin Depot, we expensed $18.8 million of Nutropin Depot inventory, which was reflected in cost of sales. We determined that this inventory could not be used to manufacture any of our other growth hormone products.  In 2004, we also recorded charges of $34.7 million related to filling failures for certain other products, which were reflected in cost of sales.

Property, Plant and Equipment

Property, plant and equipment balances at December 31 are summarized below (in thousands):

	2005	2004
At cost:
Land	$376,316	$314,351
Land improvements	43,364	13,960
Buildings	1,398,601	1,055,327
Equipment	1,613,832	1,353,694
Leasehold improvements	60,345	22,601
Construction-in-progress	964,478	319,670
	4,456,936	3,079,603
Less: accumulated depreciation and amortization	1,107,584	988,199
Net property, plant and equipment	$3,349,352	$2,091,404

In June 2005, we acquired Biogen Idec’s Oceanside, California biologics manufacturing facility (or “Oceanside plant”) for $408.1 million in cash plus $9.3 million in closing costs. The purchase price allocation for this acquisition is as follows: land and land improvements of $42.2 million, building of $110.2 million, equipment of $36.7 million and construction-in-progress (or “CIP”) of $228.3 million. These assets have been included in CIP at December 31, 2005. We expect FDA licensure of our Oceanside facility during the first half of 2007.

Depreciation expense was $225.8 million in 2005, $171.2 million in 2004, and $124.7 million in 2003.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS––(Continued)

Other Accrued Liabilities

Other accrued liabilities at December 31 are as follows (in thousands):

	2005	2004
Accrued compensation	$253,292	$181,047
Accrued royalties	161,152	141,942
Accrued clinical and other studies (including to related parties: 2005-$76,838; 2004-$59,067)	221,423	154,492
Accrued marketing and promotion costs	160,655	126,303
Taxes payable	61,579	151,406
Accrued collaborations (including to a related party: 2005-$42,242; 2004-$23,481)	227,561	198,567
Other (including to related parties: 2005-$12,694; 2004-$25,868)	190,865	133,452
Total other accrued liabilities	$1,276,527	$1,087,209

Interest and Other Income (Expense), Net

Interest and other income (expense), net at December 31 are as follows:

	2005	2004	2003
	(in millions)
Gains on sales of biotechnology equity securities and other	$9.1	$11.9	$21.1
Write-downs of biotechnology debt, equity securities and other	(10.1)	(12.4)	(3.8)
Interest income	141.9	90.5	78.4
Total interest and other income (expense), net	$140.9	$90.0	$95.7

Note 5.	OTHER INTANGIBLE ASSETS

The components of our other intangible assets including those arising from the Redemption and push-down accounting at December 31 are as follows (in millions):

	2005			2004
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed product technology	$1,194.1	$925.7	$268.4	$1,194.1	$847.7	$346.4
Core technology	443.5	372.1	71.4	443.5	351.0	92.5
Developed science technology	467.5	467.5	-	467.5	452.9	14.6
Tradenames	144.0	83.7	60.3	144.0	74.7	69.3
Patents	166.9	64.6	102.3	138.0	53.2	84.8
Other intangible assets	122.2	50.8	71.4	101.3	40.5	60.8
Total	$2,538.2	$1,964.4	$573.8	$2,488.4	$1,820.0	$668.4

Amortization expense of our other intangible assets is as follows (in millions):

	2005	2004	2003
Acquisition-related intangible assets amortization	$122.7	$145.5	$154.3
Patents amortization	11.4	8.7	8.3
Other intangible assets amortization	10.3	27.8	8.1
Total amortization expense	$144.4	$182.0	$170.7

Included in amortization expense in 2004 is an $18.6 million charge to MG&A expense related to the unamortized portion of a license fee that was paid to Alkermes, Inc. in 2000 upon FDA approval of Nutropin Depot. This license

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS––(Continued)

fee was being amortized over a 10 year estimated life and such expense was included in MG&A expense. Our decision to discontinue commercialization of Nutropin Depot resulted in an impairment to this license, as we did not anticipate any significant future cash flows attributable to this license.

The expected future annual amortization expense of our other intangible assets is as follows (in millions):

For the Year Ending December 31,
2006	$127.4
2007	126.1
2008	124.2
2009	75.2
2010	25.8
Thereafter	95.1
Total expected future annual amortization	$573.8

Note 6.	LONG-TERM DEBT

On July 18, 2005, we completed a private placement of the following debt instruments: $500.0 million principal amount of 4.40% Senior Notes due 2010, $1.0 billion principal amount of 4.75% Senior Notes due 2015 and $500.0 million principal amount of 5.25% Senior Notes due 2035 (collectively, the “Notes”). Interest on each series of the Notes is payable on January 15 and July 15 of each year, beginning on January 15, 2006. Net proceeds resulting from issuance of the Notes, after debt discount and issuance costs, were approximately $1.99 billion. The Notes contain certain restrictive covenants on incurring property liens and entering into sale and lease-back transactions, all of which we were in compliance with at December 31, 2005. Interest expense related to the debt issuance, net of amounts capitalized of $1.7 million, was $41.3 million for 2005. As of December 31, 2005, the future minimum principal payments under the Notes are as follows (in millions):

2010	$500.0
Thereafter	1,500.0
Total	$2,000.0

At December 31, 2005, the carrying value of the Notes was $2.0 billion, and the estimated fair value was $1.95 billion.  At December 31, 2004, the carrying value, which approximates fair value, of the long-term debt related to the synthetic lease obligation on our Vacaville, California manufacturing facility, which we consolidated under the provisions of FIN 46R, was $412.3 million. The fair value of debt was estimated based on the then current rates offered to us for debt instruments with the same remaining maturities.

Note 7.	LEASES, COMMITMENTS AND CONTINGENCIES

Leases

We lease various real properties under operating leases that generally require us to pay taxes, insurance, maintenance and minimum lease payments.

During the third quarter of 2005, we paid $160.0 million to exercise our right to purchase a research facility in South San Francisco, California, which was subject to a synthetic lease with BNP Paribas Leasing Corporation (or “BNP”). As a result, the value of the property in South San Francisco is included in the accompanying consolidated balance sheets at December 31, 2005. We previously evaluated our accounting for this lease under the provisions of FIN 46R, and determined we were not required to consolidate either the leasing entity or the specific assets that we leased under the BNP lease.

During the third quarter of 2005, we paid $425.0 million to extinguish the debt and acquire the noncontrolling interest related to a synthetic lease obligation on our manufacturing plant in Vacaville, California. Under FIN 46R, we determined that the entity from which we lease the Vacaville facility qualified as a variable interest entity (or

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS––(Continued)

“VIE”) and that we are the primary beneficiary of this VIE as we absorb the majority of the entity’s expected losses. Upon adoption of the provisions of FIN 46R on July 1, 2003, we consolidated the entity. For the year ended December 31, 2004, the synthetic lease for the manufacturing plant in Vacaville was accounted for under the provisions of FIN 46R, a revision of Interpretation 46.

In December 2004, we entered into a Master Lease Agreement with Slough SSF, LLC for the lease of property adjacent to our South San Francisco campus. The property will be developed into eight buildings and two parking structures. The lease of the property will take place in two phases pursuant to separate lease agreements for each building as contemplated by the Master Lease Agreement. Phase I building leases will begin throughout 2006 and Phase II building leases will begin in 2007 and continue through 2008. For accounting purposes, due to the nature of our involvement with the construction of the buildings subject to the Master Lease Agreement, we are considered to be the owner of the assets during the construction period through the lease commencement date, even though the funds to construct the building shell and some infrastructure costs are paid by the lessor. As such, through the end of 2005, we have capitalized $93.6 million of construction costs in property, plant and equipment, and have also recognized a corresponding amount as a construction financing obligation in “long-term debt” in the accompanying consolidated balance sheets. We expect at the time of completion of the project, if all the buildings and infrastructure were completed by the lessor, our construction asset and related obligation will be in excess of $365.0 million, excluding costs related to leasehold improvements. Our aggregate lease payments as contemplated by the Master Lease Agreement through 2020 will be approximately $543.7 million.

Future minimum lease payments under all leases, exclusive of the residual value guarantees and executory costs at December 31, 2005, are as follows (in millions). These minimum lease payments were computed based on interest rates current at that time, which are subject to fluctuations in certain market-based interest rates:

	2006	2007	2008	2009	2010	Thereafter	Total
Operating leases	$19.5	$20.3	$20.8	$20.0	$18.0	$82.0	$180.6
Slough leases	8.8	18.9	31.1	35.4	36.6	412.9	543.7
Total	$28.3	$39.2	$51.9	$55.4	$54.6	$494.9	$724.3
___________
Some of our leases have options to renew.

Rental expenses for our operating leases were $18.9 million in 2005, $12.3 million in 2004 and $9.1 million in 2003.

Commitments

In September 2004, we entered into a non-exclusive long-term manufacturing agreement for Herceptin with Wyeth Pharmaceuticals, a division of Wyeth, (or “Wyeth”). Under this agreement, Wyeth will manufacture Herceptin bulk drug substance for us at their production facility in Andover, Massachusetts. We anticipate that Wyeth will receive FDA licensure and begin commercial production of Herceptin bulk drug substance by the end of 2006.

In December 2003, we entered into a non-exclusive long-term manufacturing agreement with Lonza Biologics, a subsidiary of Lonza Group Ltd (or “Lonza”), under which Lonza will manufacture commercial quantities of Rituxan for us at their manufacturing plant in Portsmouth, New Hampshire. In September 2005, we obtained FDA licensure of the Lonza manufacturing plant for the production of Rituxan bulk drug substance.

Contingencies

We are a party to various legal proceedings, including patent infringement litigation and licensing and contract disputes, and other matters.

On October 4, 2004, we received a subpoena from the United States (or “U.S.”) Department of Justice, requesting documents related to the promotion of Rituxan, a prescription treatment approved for the treatment of relapsed or refractory, low-grade or follicular, CD20 positive, B-cell non-Hodgkin’s lymphoma. We are cooperating with the associated investigation, which we have been advised is both civil and criminal in nature. The government has informed us that it expects to call Genentech employees to appear before a grand jury in connection with this investigation. The outcome of this matter cannot be determined at this time.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS––(Continued)

On July 29, 2005, a former Genentech employee, whose employment ended in April 2005, filed a qui tam complaint under seal in the United States District Court for the District of Maine against Genentech and Biogen Idec, alleging violations of the False Claims Act and retaliatory discharge of employment. On December 20, 2005, the United States District Court filed notice of its election to decline intervention in the lawsuit. The complaint was subsequently unsealed and we were served on January 5, 2006. The outcome of this matter cannot be determined at this time.

We and the City of Hope National Medical Center (or “COH”) are parties to a 1976 agreement relating to work conducted by two COH employees, Arthur Riggs and Keiichi Itakura, and patents that resulted from that work, which are referred to as the “Riggs/Itakura Patents.” Since that time, we have entered into license agreements with various companies to make, use and sell the products covered by the Riggs/Itakura Patents. On August 13, 1999, the COH filed a complaint against us in the Superior Court in Los Angeles County, California, alleging that we owe royalties to the COH in connection with these license agreements, as well as product license agreements that involve the grant of licenses under the Riggs/Itakura Patents. On June 10, 2002, a jury voted to award the COH approximately $300 million in compensatory damages. On June 24, 2002, a jury voted to award the COH an additional $200 million in punitive damages. Such amounts were accrued as an expense in the second quarter of 2002 and were included in the accompanying consolidated balance sheets in “litigation-related and other long-term liabilities” at December 31, 2005 and December 31, 2004. We filed a notice of appeal of the verdict and damages awards with the California Court of Appeal. On October 21, 2004, the California Court of Appeal affirmed the verdict and damages awards in all respects. On November 22, 2004, the California Court of Appeal modified its opinion without changing the verdict and denied Genentech’s request for rehearing. On November 24, 2004, we filed a petition seeking review by the California Supreme Court. On February 2, 2005, the California Supreme Court granted that petition. The amount of cash paid, if any, or the timing of such payment in connection with the COH matter will depend on the outcome of the California Supreme Court’s review of the matter; however, it may take longer than one year to further resolve the matter.

We recorded accrued interest and bond costs related to the COH trial judgment of $54.0 million in 2005 and $53.8 million in 2004. In conjunction with the COH judgment, we posted a surety bond and were required to pledge cash and investments of $682.0 million at December 31, 2004 to secure the bond. During the third quarter of 2005, COH requested that we increase the surety bond value by $50.0 million to secure the accruing interest, and we correspondingly increased the amount pledged to secure the bond by $53.0 million to $735.0 million at December 31, 2005. These amounts are reflected in “restricted cash and investments” in the accompanying consolidated balance sheets. We expect that we will continue to incur interest charges on the judgment and service fees on the surety bond each quarter through the process of appealing the COH trial results.

On August 12, 2002, the U.S. Patent and Trademark Office (or “Patent Office”) declared an interference between U.S. Patent No. 6,054,561, owned by Chiron Corporation (or “Chiron”), and a patent application exclusively licensed by Genentech from a university relating to anti-HER2 antibodies. On October 24, 2002, the Patent Office redeclared the interference to include, in addition to the aforementioned Chiron patent and university patent application, a number of patents and patent applications owned by either Chiron or Genentech, relating to anti-HER2 antibodies. On November 30, 2004, the Patent Office’s Board of Patent Appeals (the “Board”) and Interferences issued rulings on several preliminary motions. These rulings terminated both interferences involving the patent application referenced above that Genentech licensed from a university, redeclared interferences between the Genentech and Chiron patents and patent applications, and made several determinations which could affect the validity of the Genentech and Chiron patents and patent applications involved in the remaining interferences. On January 28, 2005, Genentech filed a notice of appeal with the U.S. Court of Appeals for the Federal Circuit. On June 1, 2005, we and Chiron agreed to a settlement of both these interference proceedings and a related patent infringement lawsuit described below. Under the settlement agreement, Chiron has abandoned the contest as to each count in both of the redeclared interferences referenced above.

On March 13, 2001, Chiron filed a patent infringement lawsuit against us in the U.S. District Court in the Eastern District of California, alleging that the manufacture, use, sale and/or offer for sale of our Herceptin antibody product infringes Chiron’s U.S. Patent No. 4,753,894. Chiron was seeking compensatory damages for the alleged infringement, additional damages, and attorneys’ fees and costs. This lawsuit was separate from and in addition to the interference proceedings mentioned above. On June 1, 2005, we and Chiron agreed to a settlement of both the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS––(Continued)

above-referenced interference proceedings and this lawsuit, pursuant to which all pending claims in this lawsuit were dismissed with prejudice. The settlement resolves and ends all the patent infringement claims that Chiron made against Genentech in this lawsuit.

On April 11, 2003, MedImmune, Inc. (or “MedImmune”) filed a lawsuit against Genentech, COH, and Celltech R & D Ltd. in the U.S. District Court for the Central District of California (Los Angeles). The lawsuit relates to U.S. Patent No. 6,331,415 (or “the ‘415 patent” or “Cabilly patent”) that we co-own with COH and under which MedImmune and other companies have been licensed and are paying royalties to us. The lawsuit includes claims for violation of antitrust, patent, and unfair competition laws. MedImmune is seeking to have the ‘415 patent declared invalid and/or unenforceable, a determination that MedImmune does not owe royalties under the ‘415 patent on sales of its Synagis® antibody product, an injunction to prevent us from enforcing the ‘415 patent, an award of actual and exemplary damages, and other relief. On January 14, 2004 (amending a December 23, 2003 Order), the U.S. District Court granted summary judgment in our favor on all of MedImmune’s antitrust and unfair competition claims. MedImmune sought to amend its complaint to reallege certain claims for antitrust and unfair competition. On February 19, 2004, the Court denied this motion in its entirety and final judgment was entered in favor of Genentech and Celltech and against MedImmune on March 15, 2004 on all antitrust and unfair competition claims. MedImmune filed a notice of appeal of this judgment with the U.S. Court of Appeals for the Federal Circuit. Concurrently, in the District Court litigation, we filed a motion to dismiss all remaining claims in the case. On April 23, 2004, the District Court granted our motion and dismissed all remaining claims. Final judgment was entered in our favor on May 3, 2004, thus concluding proceedings in the District Court. On October 18, 2005, the U.S. Court of Appeals for the Federal Circuit affirmed the judgment of the District Court in all respects. MedImmune filed a petition for a writ of certiorari with the United States Supreme Court on November 22, 2005 and we filed our response on December 27, 2005. No decision on the petition has been issued.

On May 13, 2005, a request was filed by a third party for reexamination of the ‘415 or Cabilly patent. The request sought reexamination on the basis of non-statutory double patenting over U.S. Patent No. 4,816,567. On July 7, 2005, the U.S. Patent Office ordered reexamination of the ‘415 patent. On September 13, 2005, the Patent Office issued an initial “non-final” Office action rejecting the claims of the ‘415 patent. This action is a routine and expected next step in the reexamination procedure. We filed our response to the Office action on November 25, 2005. The Patent Office has not yet acted on this response. The reexamination process is ongoing. The ‘415 patent, which expires in 2018, relates to methods we and others use to make certain antibodies or antibody fragments, as well as cells and DNA used in these methods. We have licensed the ‘415 patent to other companies and derive significant royalties from those licenses. The claims of the ‘415 patent remain valid and enforceable throughout the reexamination process.

On December 23, 2005, a second request for reexamination of the ‘415 patent was filed by another third party. On January 23, 2006, the Patent office granted the reexamination request. The Patent Office has not yet acted on this request. Because the second request for reexamination and the above-described reexamination proceeding are ongoing, the final outcome of these matters cannot be determined at this time.

Note 8.	RELATIONSHIP WITH ROCHE AND RELATED PARTY TRANSACTIONS

Licensing Agreements

We have a July 1999 licensing and marketing agreement with F. Hoffmann-La Roche (or “Hoffman-La Roche”) and its affiliates granting an option to license, use and sell our products in non-U.S. markets.

In addition, we have a July 1998 licensing and marketing agreement relating to anti-HER2 antibodies (Herceptin and Omnitarg) with Hoffmann-La Roche, providing them with exclusive marketing rights outside of the U.S. Under the agreement, Hoffmann-La Roche funds one-half of the global development costs incurred in connection with developing new indications under the agreement. Either Genentech or Hoffmann-La Roche has the right to “opt-out” of developing an additional indication for a product and would not share the costs or benefits of the additional indication, but could “opt-back-in” before approval of the indication by paying twice what would have been owed for development of the indication if no opt-out had occurred. Hoffmann-La Roche has also agreed to make royalty

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS––(Continued)

payments of 20% on aggregate net product sales outside the U.S. up to $500.0 million in each calendar year and 22.5% on such sales in excess of $500.0 million in each calendar year.

Research Collaboration Agreement

In April 2004, we entered into a research collaboration agreement with Hoffmann-La Roche that outlines the process by which Hoffmann-La Roche and Genentech may agree to conduct and share in the costs of joint research on certain molecules, other than with regard to anti-HER2 antibodies as described above. The agreement further outlines how development and commercialization efforts will be coordinated with respect to select molecules, including the financial provisions for a number of different development and commercialization scenarios undertaken by either or both parties.

Tax Sharing Agreement

We have a tax sharing agreement with Roche that pertains to the state and local tax returns in which we are consolidated or combined with Roche. We calculate our tax liability or refund with Roche for these state and local jurisdictions as if we were a stand-alone entity.

Roche’s Ability to Maintain Its Percentage Ownership Interest in Our Stock

We issue additional shares of Common Stock in connection with our stock option and stock purchase plans, and we may issue additional shares for other purposes. Our affiliation agreement with Roche provides, among other things, that we establish a stock repurchase program designed to maintain Roche’s percentage ownership interest in our Common Stock. The affiliation agreement provides that we will repurchase a sufficient number of shares pursuant to this program such that, with respect to any issuance of Common Stock by Genentech in the future, the percentage of Genentech Common Stock owned by Roche immediately after such issuance will be no lower than Roche’s lowest percentage ownership of Genentech Common Stock at any time after the offering of Common Stock occurring in July 1999 and prior to the time of such issuance, except that Genentech may issue shares up to an amount that would cause Roche’s lowest percentage ownership to be no more than 2% below the “Minimum Percentage.” The Minimum Percentage equals the lowest number of shares of Genentech Common Stock owned by Roche since the July 1999 offering (to be adjusted in the future for dispositions of shares of Genentech Common Stock by Roche as well as for stock splits or stock combinations) divided by 1,018,388,704 (to be adjusted in the future for stock splits or stock combinations), which is the number of shares of Genentech Common Stock outstanding at the time of the July 1999 offering, as adjusted for the two-for-one splits of Genentech Common Stock in November 1999, October 2000 and May 2004. We repurchased shares of our Common Stock in 2001 through 2005 (see discussion above in Liquidity and Capital Resources). As long as Roche’s percentage ownership is greater than 50%, prior to issuing any shares, the affiliation agreement provides that we will repurchase a sufficient number of shares of our Common Stock such that, immediately after our issuance of shares, Roche’s percentage ownership will be greater than 50%. The affiliation agreement also provides that, upon Roche’s request, we will repurchase shares of our Common Stock to increase Roche’s ownership to the Minimum Percentage. In addition, Roche will have a continuing option to buy stock from us at prevailing market prices to maintain its percentage ownership interest. Roche publicly offered zero-coupon notes in January 2000 which were exchangeable for Genentech Common Stock held by Roche. Roche called these notes in March 2004. Through April 5, 2004, the expiration date for investors to tender these notes, a total of 25,999,324 shares were issued in exchange for the notes, thereby reducing Roche’s ownership of Genentech Common Stock to 587,189,380 shares. At December 31, 2005, Roche’s ownership percentage was 55.7%. The Minimum Percentage at December 31, 2005 was 57.7% and, under the terms of the affiliation agreement, Roche’s ownership percentage is to be no lower than 55.7%.

Related Party Transactions

We enter into transactions with our related parties, Roche and other Roche affiliates (including Hoffmann-La Roche) and Novartis, under existing agreements in the ordinary course of business. The accounting policies we apply to our transactions with our related parties are consistent with those applied in transactions with independent third-parties.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS––(Continued)

Hoffmann-La Roche

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

We recognized royalty revenue based on 22.5% of net sales of Herceptin made by Hoffmann-La Roche outside of the U.S. exceeding $500.0 million in 2005 and 2004, and milestone-related royalty revenue of $20.0 million in 2003 as a result of Hoffmann-La Roche reaching $400.0 million in net sales of Herceptin outside of the U.S. Under our existing arrangements with Hoffmann-La Roche, including our licensing and marketing agreement, we recognized contract revenue from Hoffmann-La Roche, including amounts earned related to ongoing development activities after the option exercise date, totaled $65.2 in 2005, $72.7 million in 2004, and $66.5 million in 2003. All other revenues from Roche, Hoffmann-La Roche and their affiliates, principally royalties and product sales, totaled $661.9 million in 2005, $449.9 million in 2004, and $353.5 million in 2003. Cost of sales (or “COS”) included amounts related to Hoffmann-La Roche of $154.3 million in 2005, $95.4 million in 2004, and $90.5 million in 2003. R&D expenses include amounts related to Hoffmann-La Roche of $159.1 million in 2005, $127.7 million in 2004, and $79.5 million in 2003.

Novartis

We understand that the Novartis Group holds approximately 33.3% of the outstanding voting shares of Roche Holding Ltd. As a result of this ownership, the Novartis Group is deemed to have an indirect beneficial ownership interest under FAS 57 “Related Party Disclosures” of more than 10% of Genentech’s voting stock.

We have an agreement with Novartis Ophthalmics (now merged into Novartis AG) under which Novartis Ophthalmics has the exclusive right to develop and market Lucentis outside of the U.S. and Canada for indications related to diseases or disorders of the eye. As part of this agreement, in 2003, Novartis Ophthalmics paid an upfront milestone and R&D reimbursement fee of $46.6 million and the parties will share the cost of certain of Genentech’s ongoing Phase III and related development expenses. Genentech is not responsible for any portion of the development and commercialization costs incurred by Novartis for the trials for which it is solely responsible outside of the U.S. and Canada, but we may receive additional payments for Novartis’ achievement of certain clinical development and product approval milestones outside of that region. In addition, we will receive royalties on net sales of Lucentis products, which we will manufacture and supply to Novartis, outside of the U.S. and Canada.

In February 2004, Genentech, Inc., Novartis Pharma AG (a wholly owned subsidiary of Novartis AG) and Tanox, Inc. (or “Tanox”) settled all litigation pending among them, and finalized the detailed terms of their three-party collaboration, begun in 1996, to govern the development and commercialization of certain anti-IgE antibodies including Xolair® (omalizumab) and TNX-901. This arrangement modifies the arrangement related to Xolair that we entered into with Novartis in 2000. All three parties are co-developing Xolair in the U.S., and Genentech and Novartis are co-promoting Xolair in the U.S. and both will make certain joint and individual payments to Tanox; Genentech’s joint and individual payments will be in the form of royalties. Genentech records all sales and cost of sales in the U.S. and Novartis will market the product in and record all sales and cost of sales in Europe. Genentech and Novartis then share the resulting U.S. and European operating profits, respectively, according to prescribed profit-sharing percentages. The existing royalty and profit-sharing percentages between the three parties remain unchanged. Genentech is currently supplying the product and receives cost plus a mark-up similar to other supply

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS––(Continued)

arrangements. On January 20, 2006, Novartis received FDA approval to manufacture worldwide bulk supply of Xolair at their Huningue production facility in France. Future production costs of Xolair may initially be higher than those currently reflected in our COS as a result of the production shift from Genentech to Novartis until production economies of scale can be achieved by that manufacturing party.

Contract revenue from Novartis related to manufacturing, commercial and ongoing development activities, was $49.9 million in 2005, $48.6 million in 2004, and $24.2 million in 2003. Revenue from Novartis related to product sales was not material in 2005 or in prior years. COS was $16.9 million in 2005, which included a one-time payment in the second quarter of 2005 related to our release from future manufacturing obligations. COS was not material in 2004 and 2003. R&D expenses include amounts related to Novartis of $44.8 million in 2005, $44.3 million in 2004, and $22.7 million in 2003. Collaboration profit sharing expenses were $136.4 million in 2005, $75.1 million in 2004, and $9.9 million in 2003.

Note 9.	CAPITAL STOCK

Common Stock and Special Common Stock

On June 30, 1999, we redeemed all of our outstanding Special Common Stock held by stockholders other than Roche. Subsequently, in July and October 1999, and March 2000, Roche consummated public offerings of our Common Stock. On January 19, 2000, Roche completed an offering of zero-coupon notes that were exchanged prior to the April 5, 2004 expiration for an aggregate of approximately 26.0 million shares of our Common Stock held by Roche. See “Redemption of Our Special Common Stock” and “Relationship with Roche” notes above for a discussion of our Redemption and the related transactions.

Stock Repurchase Program

Under a stock repurchase program approved by our Board of Directors in December 5, 2003 and extended in September 2004 and June 2005, Genentech is authorized to repurchase up to 80,000,000 shares of our Common Stock for an aggregate price of up to $4.0 billion through June 30, 2006. In this program, as in previous stock repurchase programs, purchases may be made in the open market or in privately negotiated transactions from time to time at management’s discretion. Genentech also may engage in transactions in other Genentech securities in conjunction with the repurchase program, including certain derivative securities. Genentech intends to use the repurchased stock to offset dilution caused by the issuance of shares in connection with Genentech’s employee stock plans. Although there are currently no specific plans for the shares that may be purchased under the program, our goals for the program are (i) to make prudent investments of our cash resources; (ii) to allow for an effective mechanism to provide stock for our employee stock plans; and (iii) to address provisions of our affiliation agreement with Roche relating to maintaining Roche’s minimum ownership percentage (see above in Note 8, “Relationship with Roche and Related Party Transactions”). Under a previous stock repurchase program approved by our Board of Directors, we were authorized to repurchase up to $1.0 billion of our Common Stock through the period ended June 30, 2003.

We have entered into Rule 10b5-1 trading plans to repurchase shares in the open market during those periods each quarter when trading in our stock is restricted under our insider trading policy. The trading plans cover approximately 2.3 million shares and the current plan is effective through June 30, 2006.

The par value method of accounting is used for our Common Stock repurchases. The excess of the cost of shares acquired over the par value is allocated to additional paid-in capital with the amounts in excess of the estimated original sales price charged to accumulated deficit.

Employee Stock Plans

We currently have an employee stock purchase plan, adopted in 1991 and amended thereafter (or “the 1991 Plan”). The 1991 Plan allows eligible employees to purchase Common Stock at 85% of the lower of the fair market value of the Common Stock on the grant date or the fair market value on the purchase date. Purchases are limited to 15% of each employee’s eligible compensation and subject to certain Internal Revenue Service restrictions. All full-time

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS––(Continued)

employees of Genentech are eligible to participate in the 1991 Plan. Of the 46.4 million shares of Common Stock reserved for issuance under the 1991 Plan, 45.1 million shares have been issued as of December 31, 2005. During 2005, approximately 7,800 eligible employees participated in the 1991 Plan.

We currently grant options under a stock option plan adopted in 1999 and amended thereafter (or “the 1999 Plan”), that allows for the granting of non-qualified stock options, incentive stock options and stock purchase rights to employees, directors and consultants of Genentech. Incentive stock options may only be granted to employees under this plan. Generally, non-qualified options and incentive options have a maximum term of 10 years. In general, options vest in increments over four years from the date of grant, although we may grant options with different vesting terms from time to time. No stock purchase rights or incentive stock options have been granted under the 1999 Plan to date.

A summary of our stock option activity and related information is as follows:

	Shares (in thousands)	Weighted-Average Exercise Price
Options outstanding at December 31, 2002	110,838	$19.19
Grants	21,780	40.55
Exercises	(32,078)	34.14
Cancellations	(4,414)	23.80
Options outstanding at December 31, 2003	96,126	25.18
Grants	20,967	53.04
Exercises	(21,484)	20.81
Cancellations	(1,843)	29.92
Options outstanding at December 31, 2004	93,766	32.32
Grants	19,675	84.01
Exercises	(28,823)	25.88
Cancellations	(1,814)	42.16
Options outstanding at December 31, 2005	82,804	$46.64

The following table summarizes information concerning currently outstanding and exercisable options:

	As of December 31, 2005
	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding (in thousands)	Weighted-Average Years Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable (in thousands)	Weighted-Average Exercise Price
$6.27 - $8.89	567	5.29	$7.64	567	$7.64
$10.00 - $14.35	14,358	5.96	$13.75	10,581	$13.56
$15.04 - $22.39	9,444	5.35	$20.82	9,067	$20.94
$22.88 - $33.00	343	5.34	$27.51	336	$27.56
$35.63 - $53.23	38,266	7.79	$46.78	16,561	$44.36
$53.95 - $75.90	1,575	8.78	$59.39	336	$56.13
$81.15 - $98.80	18,251	9.73	$86.03	3	$85.83
	82,804			37,451

As of December 31, 2004, 46.3 million outstanding options were exercisable, at a weighted average price of $24.93. As of December 31, 2003, 47.6 million outstanding options were exercisable, at a weighted average price of $21.42.

Using the Black-Scholes option valuation model, the weighted-average fair value of options granted was $25.00 in 2005, $17.14 in 2004, and $17.48 in 2003. See Note 2, “Summary of Significant Accounting Policies — Accounting for Stock-Based Compensation,” for the assumptions used to estimate the fair-value of the options. Shares of Common Stock available for future grants under all stock option plans were 83.7 million at December 31, 2005. We have reserved a sufficient number of shares of our Common Stock in connection with these stock option programs.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS––(Continued)

Note 10.	INCOME TAXES

The income tax provision consists of the following amounts (in thousands):

	2005	2004	2003
Current:
Federal	$723,191	$444,317	$389,354
State	120,362	63,868	46,971
Total current	843,553	508,185	436,325
Deferred:
Federal	(84,672)	(50,179)	(133,085)
State	(25,023)	(23,406)	(15,916)
Total deferred	(109,695)	(73,585)	(149,001)
Total income tax provision	$733,858	434,600	287,324

Tax benefits of $641.3 million in 2005, $329.5 million in 2004, and $265.0 million in 2003 related to employee stock options and stock purchase plans. These amounts reduced current income taxes payable and deferred income taxes and were credited to stockholders’ equity.

A reconciliation between our income tax provision and the amount computed by multiplying income before taxes by the U.S. statutory tax rate follows (in thousands):

	2005	2004	2003
Tax at U.S. statutory rate of 35%	$704,497	$426,795	$314,127
Research and other credits	(29,885)	(43,736)	(23,531)
Prior years’ items	(14,364)	-	(34,819)
Export sales benefit	(7,875)	(6,181)	(10,325)
State taxes	100,000	60,484	44,842
Deduction for qualified production activities	(15,610)	-	-
Tax-exempt investment income	(5,618)	(3,718)	(3,680)
Other	2,713	956	710
Income tax provision	$733,858	$434,600	$287,324

Prior years’ items in 2005 include $39.0 million in additional research credits resulting from new income tax regulations issued by the U.S. Department of Treasury during 2005, partially offset by other changes in estimates of prior years’ research credits. Prior years’ items in 2003 include additional research credits resulting from the settlement of IRS examinations in 2003. Other prior years’ items relate principally to changes in estimates resulting from events in 2003 that provided greater certainty as to the expected outcome of prior years’ matters.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS––(Continued)

The components of deferred taxes consist of the following at December 31 (in thousands):

	2005	2004
Deferred tax liabilities:
Depreciation	$(188,713)	$(223,034)
Unrealized gain on securities available-for-sale	(172,212)	(197,229)
Intangibles - Roche transaction	(160,068)	(209,167)
Other intangible assets	(40,948)	(33,923)
Other	(10,876)	(14,621)
Total deferred tax liabilities	(572,817)	(677,974)
Deferred tax assets:
Capitalized R&D costs	18,682	24,447
Federal credit carryforwards	-	22,953
Expenses not currently deductible	430,977	370,704
Deferred revenue	105,768	125,506
Investment basis difference	208,810	205,636
State credit carryforwards	114,279	93,710
Other	6,772	3,729
Total deferred tax assets	885,288	846,685
Total net deferred tax assets	$312,471	$168,711

Total tax credit carryforwards of $114.0 million have no expiration date.

Note 11.	SEGMENT, SIGNIFICANT CUSTOMER AND GEOGRAPHIC INFORMATION

Our chief operating decision-makers (or “CODMs”) are comprised of our executive management and board of directors. Our CODMs review our operating results and operating plans and make resource allocation decisions on a company-wide or aggregate basis. Accordingly, we operate as one segment.

Information about our product sales, major customers and material foreign sources of revenues is as follows (in millions):

Product Sales	2005	2004	2003
Net U.S. Product Sales
Rituxan	$1,831.4	$1,574.0	$1,360.2
Avastin	1,132.9	544.6	-
Herceptin	747.2	479.0	406.0
Tarceva	274.9	13.3	-
Xolair	320.6	187.6	25.1
Raptiva	79.2	52.4	1.4
Nutropin products	370.5	348.8	319.5
Thrombolytics	218.5	194.4	181.7
Pulmozyme	186.5	157.1	143.7
Total U.S. product sales	5,161.7	3,551.2	2,437.6
Net product sales to collaborators	326.4	197.7	183.8
Total product sales	$5,488.1	$3,748.9	$2,621.4

Three major customers, AmerisourceBergen, Corp., Cardinal Health, Inc. and McKesson Corp. each contributed 10% or more of our total operating revenues in each of the last three years. AmerisourceBergen Corp., a national wholesale distributor of all of our major products lines, represented 36% in 2005, 25% in 2004 and 23% in 2003 of our total net U.S. product sales. Cardinal Health, Inc., a national wholesale distributor of all our major product lines, represented 23% in 2005, 17% in 2004 and 18% in 2003 of our total net U.S. product sales. McKesson Corp., a national wholesale distributor of all of our major product lines, represented 23% in 2005, 17% in 2004 and 18% in

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS––(Continued)

2003 of our total net U.S. product sales. The combined net accounts receivable balance for our three major customers was $477.9 million as of December 31, 2005, and $509.1 million as of December 31, 2004.

We currently sell primarily to distributors and health care companies throughout the U.S. under an extension of trade credit terms based on an assessment of each customers’ financial condition. Trade credit terms are generally offered without collateral and may include a discount for prompt payment for specific customers. To manage our credit exposure, we perform ongoing evaluations of our customers’ financial condition and also participate in third party contracts to significantly reduce the risk of financial loss. In 2005, 2004 and 2003, we did not record any material additions to, or losses against, our allowance for bad debts.

Net foreign revenues by country were as follows (in millions):

	2005	2004	2003
Europe:
Switzerland	$319.7	$234.9	$210.3
Germany	79.2	47.5	33.0
France	55.9	35.1	21.0
Italy	34.9	22.6	15.4
Great Britain	33.6	23.4	13.7
Spain	28.0	17.6	11.3
Others	73.3	51.1	24.6
Japan	117.2	91.7	95.0
Canada	39.5	27.9	22.5
Others	90.6	44.4	30.6
Total net foreign revenues	$871.9	$596.2	$477.4

QUARTERLY FINANCIAL DATA (UNAUDITED)
(in thousands, except per share amounts)

	2005 Quarter Ended
	December 31	September 30	June 30	March 31
Total operating revenues	$1,893,095	$1,751,822	$1,526,879	$1,461,578
Product sales	1,576,964	1,450,979	1,274,115	1,186,002
Gross margin from product sales(3)	1,332,050	1,214,829	999,883	930,228
Net income(1)	339,239	359,413	296,166	284,174
Earnings per share:
Basic	0.32	0.34	0.28	0.27
Diluted	0.31	0.33	0.27	0.27

	2004 Quarter Ended
	December 31	September 30	June 30	March 31
Total operating revenues	$1,315,300	$1,202,644	$1,128,078	$975,135
Product sales	1,066,302	1,005,511	913,366	763,700
Gross margin from product sales	860,929	839,521	726,683	649,220
Net income(2)	206,584	230,874	170,771	176,587
Earnings per share:
Basic	0.20	0.22	0.16	0.17
Diluted	0.19	0.21	0.16	0.16
___________
(1)
Net income in 2005 includes recurring charges of $122.7 million related to the Redemption and $57.8 million in special-litigation items for accrued interest and bond costs related to the COH trial judgment and net amounts paid in 2005 related to other litigation settlements.

(2)
Net income in 2004 includes recurring charges of $145.5 million related to the Redemption and $37.1 million in special-litigation items for accrued interest and bond costs related to the COH trial judgment, net of a released accrual on a separate litigation matter.

(3)
Certain costs and expenses of $4.7 million, $4.8 million, and $6.0 million for the quarterly periods ended March 31, June 30, and September 30, 2005, respectively, have been reclassified from MG&A expenses to cost of sales to conform to the fourth quarter and full year presentation.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

Item 9A.	CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures:  The Company’s principal executive and financial officers reviewed and evaluated the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this Form 10-K. Based on that evaluation, the Company’s principal executive and financial officers concluded that the Company’s disclosure controls and procedures are effective in timely providing them with material information relating to the Company, as required to be disclosed in the reports the Company files under the Exchange Act.

(b)  Management’s Annual Report on Internal Control Over Financial Reporting:  The Company’s management is responsible for establishing and maintaining adequate internal control over the Company’s financial reporting. Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (or “COSO”) in Internal Control-Integrated Framework. Based on the assessment using those criteria, management concluded that, as of December 31, 2005, our internal control over financial reporting was effective. The Company’s independent registered public accountants, Ernst & Young LLP, audited the consolidated financial statements included in this Annual Report on Form 10-K and have issued an audit report on management’s assessment of our internal control over financial reporting as well as on the effectiveness of the Company’s internal control over financial reporting. The report on the audit of internal control over financial reporting appears below.

(c) Changes in Internal Controls over Financial Reporting: There were no changes in the Company’s internal control over financial reporting that occurred during the Company's last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	OTHER INFORMATION

Not applicable.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Genentech, Inc.
We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that Genentech, Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Genentech, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of Genentech, Inc.’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Genentech, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Genentech, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Genentech, Inc. as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2005 and our report dated February 10, 2006 expressed an unqualified opinion thereon.

                                                                                            /s/ ERNST & YOUNG LLP
Palo Alto, California
February 10, 2006

PART III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

(a) The sections labeled “Nominees for Directors,” “Board Committees and Meetings,” “Audit Committee Matters,” “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” of our Proxy Statement in connection with the 2006 Annual Meeting of Stockholders are incorporated herein by reference.

(b) Information concerning our Executive Officers is set forth in Part I of this Form 10-K.

Item 11.	EXECUTIVE COMPENSATION

The sections labeled “Compensation of Directors,” “Compensation of Named Executive Officers,” “Summary of Compensation,” “Summary Compensation Table,” “Stock Option Grants and Exercises,” “Option Grants in Last Fiscal Year,” “Aggregated Option Exercises in Last Fiscal Year and FY-End Option Values,” “Loans and Other Compensation,” “Compensation Committee Interlocks and Insider Participation” of our Proxy Statement in connection with the 2006 Annual Meeting of Stockholders are incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The sections labeled “Relationship with Roche,” “Equity Compensation Plans” and “Beneficial Ownership of Principal Stockholders, Directors and Management” of our Proxy Statement in connection with the 2006 Annual Meeting of Stockholders are incorporated herein by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The sections labeled “Relationship with Roche,” “Loans and Other Compensation” and “Certain Relationships and Related Transactions” of our Proxy Statement in connection with the 2006 Annual Meeting of Stockholders is incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The section labeled “Audit Committee Matters” and “Principal Accounting Fees and Services” of our Proxy Statement in connection with the 2006 Annual Meeting of Stockholders is incorporated herein by reference.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)  The following documents are included as part of this Annual Report on Form 10-K.

1.  Index to Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Income for the years ended December 31, 2005, 2004 and 2003

Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003

Consolidated Balance Sheets at December 31, 2005 and 2004

Consolidated Statements of Stockholders’ Equity for the year ended December 31, 2005, 2004 and 2003

Notes to Consolidated Financial Statements

Quarterly Financial Data (unaudited)

2.  Financial Statement Schedule

The following schedule is filed as part of this Form 10-K:

Schedule II- Valuation and Qualifying Accounts for the years ended December 31, 2005, 2004 and 2003.

All other schedules are omitted as the information required is inapplicable or the information is presented in the consolidated financial statements or the related notes.

3.  Exhibits

The documents set forth below are filed herewith or incorporated by reference to the location indicated.

Exhibit No.	Description	Location
3.1	Amended and Restated Certificate of Incorporation	Filed as an exhibit to our Current Report on Form 8-K filed with the Commission on July 28, 1999 and incorporated herein by reference.
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2000 filed with the Commission and incorporated herein by reference.
3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 filed with the Commission and incorporated herein by reference.
3.4	Certificate of Third Amendment of Amended and Restated Certificate of Incorporation	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 filed with the Commission and incorporated herein by reference.
3.5	Bylaws	Filed herewith
4.1	Form of Common Stock Certificate	Filed as an exhibit to Amendment No. 3 to our Registration Statement (No. 333-80601) on Form S-3 filed with the Commission on July 16, 1999 and incorporated herein by reference.

4.2	Indenture, dated as of July 18, 2005, between the Company and Bank of New York, as trustee	Filed on a Current Report on Form 8-K with the Commission on July 19, 2005 and incorporated herein by reference.
4.3	Officers’ Certificate of Genentech, Inc. dated July 18, 2005, including forms of the Company’s 4.40% Senior Notes due 2010, 4.75 Senior Notes due 2015 and 5.25% Senior Notes due 2035	Filed on a Current Report on Form 8-K with the Commission on July 19, 2005 and incorporated herein by reference.
4.4	Form of 4.40% Senior Note due 2010	Filed on a Current Report on Form 8-K with the Commission on July 19, 2005 and incorporated herein by reference.
4.5	Form of 4.75% Senior Note due 2015	Filed on a Current Report on Form 8-K with the Commission on July 19, 2005 and incorporated herein by reference.
4.6	Form of 5.25% Senior Note due 2035	Filed on a Current Report on Form 8-K with the Commission on July 19, 2005 and incorporated herein by reference.
4.7	Registration Rights Agreement, dated as of July 18, 2005, among Genentech, Inc. and Citigroup Global Markets, Inc. and Goldman, Sachs & Co. as representatives of the initial purchasers	Filed on a Current Report on Form 8-K with the Commission on July 19, 2005 and incorporated herein by reference.
10.1	Form of Affiliation Agreement, dated as of July 22, 1999, between Genentech and Roche Holdings, Inc.	Filed as an exhibit to Amendment No. 3 to our Registration Statement (No. 333-80601) on Form S-3 filed with the Commission on July 16, 1999 and incorporated herein by reference.
10.2	Amendment No. 1, dated October 22, 1999, to Affiliation Agreement between Genentech and Roche Holdings, Inc.	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 1999 filed with the Commission and incorporated herein by reference.
10.3	Form of Amended and Restated Agreement, restated as of July 1, 1999, between Genentech and F. Hoffmann-La Roche Ltd regarding Commercialization of Genentech’s Products outside the United States	Filed as an exhibit to Amendment No. 3 to our Registration Statement (No. 333-80601) on Form S-3 filed with the Commission on July 16, 1999 and incorporated herein by reference.
10.4	Amendment dated March 10, 2000, to Amended and Restated Agreement between Genentech and F. Hoffmann-La Roche Ltd regarding Commercialization of Genentech’s Products outside the United States	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 filed with the Commission and incorporated herein by reference.
10.5	Amendment dated June 26, 2000, to Amended and Restated Agreement between Genentech and F. Hoffmann-La Roche Ltd regarding Commercialization of Genentech’s Products outside the United States	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 filed with the Commission and incorporated herein by reference.
10.6	Third Amendment dated April 30, 2004, to Amended and Restated Agreement between Genentech and F. Hoffmann-La Roche Ltd regarding Commercialization of Genentech’s Products outside the United States	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 filed with the Commission and incorporated herein by reference.
10.7	Form of Tax Sharing Agreement, dated as of July 22, 1999, between Genentech, Inc. and Roche Holdings, Inc.	Filed as an exhibit to Amendment No. 3 to our Registration Statement (No. 333-80601) on Form S-3 filed with the Commission on July 16, 1999 and incorporated herein by reference.
10.8	Collaborative Agreement, dated April 13, 2004, among Genentech, F. Hoffmann-La Roche Ltd and Hoffman-La Roche Inc.	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 filed with the Commission and incorporated herein by reference.
10.9	Genentech, Inc. Tax Reduction Investment Plan, as amended and restated as of January 1, 2002 †	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2002 filed with the Commission and incorporated herein by reference.
10.10	Genentech, Inc. 1990 Stock Option/Stock Incentive Plan, as amended effective October 16, 1996 †	Filed as an exhibit to our Registration Statement (No. 333-83157) on Form S-8 filed with the Commission on July 19, 1999 and incorporated herein by reference.

10.11	Genentech, Inc. 1994 Stock Option Plan, as amended effective October 16, 1996 †	Filed as an exhibit to our Registration Statement (No. 333-83157) on Form S-8 filed with the Commission on July 19, 1999 and incorporated herein by reference.
10.12	Genentech, Inc. 1996 Stock Option/Stock Incentive Plan, as amended effective October 16, 1996 †	Filed as an exhibit to our Registration Statement (No. 333-83157) on Form S-8 filed with the Commission on July 19, 1999 and incorporated herein by reference.
10.13	Genentech, Inc. 1999 Stock Plan, as amended and restated as of February 13, 2003 †	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 filed with the Commission and incorporated herein by reference.
10.14	Genentech, Inc. 1999 Stock Plan, Form of Stock Option Agreement†	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 filed with the Commission and incorporated herein by reference.
10.15	Genentech, Inc. 1999 Stock Plan, Form of Stock Option Agreement (Director Version)†	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 filed with the Commission and incorporated herein by reference.
10.16	Genentech, Inc. 2004 Equity Incentive Plan†	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 filed with the Commission and incorporated herein by reference.
10.17	Genentech, Inc. 1991 Employee Stock Plan, as amended on April 23, 2003 †	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2003 filed with the Commission and incorporated herein by reference.
10.18	Genentech, Inc. Supplemental Plan †	Filed on a Current Report on Form 8-K with the Commission on February 24, 2005 and incorporated herein by reference.
10.19	Bonus Program†	Incorporated by reference to the description under “Bonus Program” in the Current Report on Form 8-K filed with the Commission on December 21, 2005.
10.20	Form of Indemnification Agreement for Directors and Officers†	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 filed with the Commission and incorporated herein by reference.
10.21	Promissory Note, dated as of April 5, 2001, issued to Genentech, Inc. by Richard H. Scheller†	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 filed with the Commission and incorporated herein by reference.
10.22	Transition Agreement between Genentech, Inc. and Myrtle S. Potter dated August 3, 2005†	Filed on a Current Report on Form 8-K with the Commission on August 16, 2005 and incorporated herein by reference.
10.23	First Amendment to Transition Agreement between Genentech, Inc. and Myrtle S. Potter dated December 29, 2005†	Filed herewith
10.24	Master Lease Agreement dated as of November 1, 2004, between Genentech and Slough SSF, LLC.	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Commission and incorporated herein by reference.
10.25	Purchase and Sale Agreement and Joint Escrow Instruction, dated as of June 16, 2005, between Genentech and Biogen Idec Inc. *	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 filed with the Commission and incorporated herein by reference.
10.26	Purchase Agreement, dated as of July 13, 2005, among Genentech, Inc. and Citigroup Global Markets, Inc. and Goldman, Sachs & Co. as representatives of the initial purchasers	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended October 31, 2005 filed with the Commission and incorporated herein by reference.
10.27	Manufacturing and Supply Agreement between Genentech, Inc. and Lonza Biologics, Inc. dated December 7, 2003 *	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended October 31, 2005 filed with the Commission and incorporated herein by reference.
10.28	First Amendment to the Manufacturing and Supply Agreement between Genentech, Inc. and Lonza Biologics, Inc. dated March 14, 2005 *	Filed herewith

10.29	Toll Manufacturing Agreement by and between Wyeth, acting through its Wyeth Pharmaceuticals Division, and Genentech, Inc. dated September 15, 2004 *	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended October 31, 2005 filed with the Commission and incorporated herein by reference.
10.30	First Amendment to the Toll Manufacturing Agreement by and between Wyeth, acting through its Wyeth Pharmaceuticals Division, and Genentech, Inc. dated December 8, 2004	Filed herewith
23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith
24.1	Power of Attorney	Reference is made to the signature page.
28.1	Description of the Company’s capital stock
Incorporated by reference to the description under the heading “Description of Capital Stock” relating to our Common Stock in the prospectus included in our Amendment No. 2 to the Registration Statement on Form S-3 (No. 333-88651) filed with the Commission on October 20, 1999, and the description under the heading “Description of Capital Stock” relating to the Common Stock in our final prospectus filed with the Commission on October 21, 1999 pursuant to Rule 424(b)(1) under the Securities Act of 1933, as amended, including any amendment or report filed for the purpose of updating that description.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended	Filed herewith
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
___________
*   Pursuant to a request for confidential treatment, portions of this Exhibit have been redacted from the publicly filed document and have been furnished separately to the Securities and Exchange Commission as required by Rule 24b-2 under the Securities Exchange Act of 1934.
†   Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENENTECH, INC. Registrant

Date:	February 17, 2006	By:	/s/ JOHN M. WHITING
John M. Whiting
Vice President, Controller, and Chief Accounting Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints David A. Ebersman, Executive Vice President and Chief Financial Officer, and John M. Whiting, Vice President, Controller and Chief Accounting Officer, and each of them, his true and lawful attorneys-in-fact and agents, with the full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any amendments to this report, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto each said attorney-in-fact and agent full power and authority to do and perform each and every act in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or either of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

Principal Executive Officer:

/s/ ARTHUR D. LEVINSON	Chairman and Chief Executive Officer	February 17, 2006
Arthur D. Levinson

Principal Financial Officer:

/s/ DAVID A. EBERSMAN	Executive Vice President and	February 17, 2006
David A. Ebersman	Chief Financial Officer

Principal Accounting Officer:

/s/ JOHN M. WHITING	Vice President, Controller, and	February 17, 2006
John M. Whiting	Chief Accounting Officer

Signature	Title	Date

Directors:

/s/ HERBERT W. BOYER	Director	February 17, 2006
Herbert W. Boyer

/s/ WILLIAM M. BURNS	Director	February 17, 2006
William M. Burns

/s/ ERICH HUNZIKER	Director	February 17, 2006
Erich Hunziker

/s/ JONATHAN K.C. KNOWLES	Director	February 17, 2006
Jonathan K.C. Knowles

/s/ DEBRA L. REED	Director	February 17, 2006
Debra L. Reed

/s/ CHARLES A. SANDERS	Director	February 17, 2006
Charles A. Sanders

SCHEDULE II

GENENTECH, INC.
VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2005, 2004 and 2003
(in thousands)

	Balance at Beginning of Period	Addition Charged to Cost and Expenses	Deductions*	Balance at End of Period
Accounts receivable allowances:
Year Ended December 31, 2005:	$61,557	$306,726	$(284,439)	$83,844
Year Ended December 31, 2004:	$47,290	$187,737	$(173,470)	$61,557
Year Ended December 31, 2003:	$35,713	$146,612	$(135,035)	$47,290
Inventory reserves:
Year Ended December 31, 2005:	$45,837	$33,177	$(24,266)	$54,748
Year Ended December 31, 2004:	$20,683	$56,657	$(31,503)	$45,837
Year Ended December 31, 2003:	$20,975	$16,232	$(16,524)	$20,683
___________
Certain prior year amounts have been reclassified to conform with the current year presentation.
*	Represents amounts written off or returned against the allowance or reserves, or returned against earnings.