Form 10-Q
period 2006-06-30
GENENTECH INC
filed 2006-08-03
CIK 318771

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________

FORM 10-Q
________________________

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

or

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.
Class	Number of Shares Outstanding
Common Stock $0.02 par value	1,052,956,387 Outstanding at July 28, 2006

GENENTECH, INC.

In this report, “Genentech,” “we,” “us” and “our” refer to Genentech, Inc.; “Common Stock” refers to Genentech’s Common Stock, par value $0.02 per share, “Special Common Stock” refers to Genentech’s callable putable Common Stock, par value $0.02 per share, all of which was redeemed by Roche Holdings, Inc. (or “Roche”) on June 30, 1999.

We own or have rights to various copyrights, trademarks and trade names used in our business including the following: Activase® (alteplase, recombinant) tissue-plasminogen activator; Avastin® (bevacizumab) anti-VEGF antibody; Cathflo® Activase® (alteplase for catheter clearance); Herceptin® (trastuzumab) anti-HER2 antibody; LUCENTIS™ (ranibizumab) anti-VEGF antibody fragment; Nutropin® (somatropin (rDNA origin) for injection) growth hormone; Nutropin AQ® and Nutropin AQ Pen® (somatropin (rDNA origin) for injection) liquid formulation growth hormone; Omnitarg™ (pertuzumab) HER dimerization inhibitor; Pulmozyme® (dornase alfa, recombinant) inhalation solution; Raptiva® (efalizumab) anti-CD11a antibody; and TNKase® (tenecteplase) single-bolus thrombolytic agent. Rituxan® (rituximab) anti-CD20 antibody is a registered trademark of Biogen Idec Inc.; Tarceva® (erlotinib) is a trademark of OSI Pharmaceuticals, Inc.; and Xolair® (omalizumab) anti-IgE antibody is a trademark of Novartis AG. This report also includes other trademarks, service marks and trade names of other companies.

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements

GENENTECH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenues
Product sales (including amounts from related parties: three months—2006-$75; 2005-$28; six months—2006-$133; 2005-$82)	$1,810	$1,274	$3,454	$2,460
Royalties (including amounts from related parties: three months—2006-$207; 2005-$107; six months—2006-$373; 2005-$212)	316	200	602	432
Contract revenue (including amounts from related parties: three months—2006-$34; 2005-$30; six months—2006-$63; 2005-$57)	73	53	129	96
Total operating revenues	2,199	1,527	4,185	2,988
Costs and expenses
Cost of sales (including amounts for related parties: three months—2006-$65; 2005-$39; six months—2006-$115; 2005-$89)	284	274	546	530
Research and development (including amounts for related parties: three months—2006-$77; 2005-$47; six months—2006-$146; 2005-$94) (including contract related: three months—2006-$51; 2005-$37; six months—2006-$87; 2005-$64)	390	278	764	521
Marketing, general and administrative	471	352	912	663
Collaboration profit sharing (including amounts for a related party: three months—2006-$48; 2005-$29; six months—2006-$91; 2005-$52)	259	199	485	375
Recurring charges related to redemption	26	34	52	69
Special items: litigation-related	14	20	27	31
Total costs and expenses	1,444	1,157	2,786	2,189
Operating income	755	370	1,399	799
Other income (expense):
Interest and other income, net	121	35	174	55
Interest expense	(18)	(4)	(37)	(7)
Total other income, net	103	31	137	48
Income before taxes	858	401	1,536	847
Income tax provision	327	105	584	267
Net income	$531	$296	$952	$580
Earnings per share
Basic	$0.50	$0.28	$0.90	$0.55
Diluted	$0.49	$0.27	$0.89	$0.54
Shares used to compute basic earnings per share	1,053	1,058	1,054	1,052
Shares used to compute diluted earnings per share	1,073	1,084	1,074	1,077

See Notes to Condensed Consolidated Financial Statements

GENENTECH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended June 30,
	2006	2005
Cash flows from operating activities
Net income	$952	$580
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	199	181
Employee stock-based compensation	149	-
Deferred income taxes	(85)	(54)
Deferred revenue	2	(22)
Litigation-related liabilities	26	26
Tax benefit from employee stock options	-	327
Excess tax benefit from stock-based compensation arrangements	(90)	-
Gain on sales of securities available-for-sale and other	(69)	(2)
Write-down of securities available-for-sale and other	-	4
Changes in assets and liabilities:
Receivables and other current assets	(184)	(117)
Inventories	(174)	(11)
Investments in trading securities	(15)	(8)
Accounts payable, other accrued liabilities, and other long-term liabilities	205	(82)
Net cash provided by operating activities	916	822

Cash flows from investing activities
Purchases of securities available-for-sale	(898)	(313)
Proceeds from sales and maturities of securities available-for-sale	545	399
Capital expenditures	(538)	(730)
Change in other assets	17	(35)
Net cash used in investing activities	(874)	(679)

Cash flows from financing activities
Stock issuances under employee stock plans	187	465
Stock repurchases	(540)	(161)
Excess tax benefit from stock-based compensation arrangements	90	-
Net cash (used in) provided by financing activities	(263)	304

Net (decrease) increase in cash and cash equivalents	(221)	447
Cash and cash equivalents at beginning of period	1,225	270
Cash and cash equivalents at end of period	$1,004	$717

Supplemental cash flow data
Cash paid during the year for:
Interest	$47	$6
Income taxes	498	290
Non-cash investing and financing activities
Capitalization of construction in progress related to financing lease transaction	61	73
Exchange of note receivable for a prepaid royalty and other long-term asset	-	29

See Notes to Condensed Consolidated Financial Statements.

GENENTECH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)
(Unaudited)

	June 30, 2006	December 31, 2005
Assets
Current assets
Cash and cash equivalents	$1,004	$1,225
Short-term investments	1,189	1,140
Accounts receivable—product sales (net of allowances: 2006-$76; 2005-$83; including amounts from related parties: 2006-$29; 2005-$4)	663	554
Accounts receivable—royalties (including amounts from related parties: 2006-$251; 2005-$173)	386	297
Accounts receivable—other (net of allowances: 2006 and 2005-$1; including amounts from related parties: 2006-$116; 2005-$132)	177	199
Inventories	909	703
Prepaid expenses and other current assets	283	268
Total current assets	4,611	4,386
Long-term marketable debt and equity securities	1,734	1,449
Property, plant and equipment, net	3,760	3,349
Goodwill	1,315	1,315
Other intangible assets	523	574
Restricted cash and investments	735	735
Other long-term assets	506	339
Total assets	$13,184	$12,147

Liabilities and stockholders’ equity
Current liabilities
Accounts payable (including amounts to related parties: 2006-$23; 2005-$1)	279	$339
Deferred revenue	47	44
Taxes payable	150	62
Other accrued liabilities (including amounts to related parties: 2006-$191; 2005-$132)	1,303	1,215
Total current liabilities	1,779	1,660
Long-term debt	2,132	2,083
Deferred revenue	219	220
Litigation-related and other long-term liabilities	774	714
Total liabilities	4,904	4,677
Commitments and contingencies
Stockholders’ equity
Common stock	21	21
Additional paid-in capital	9,663	9,263
Accumulated other comprehensive income	193	253
Accumulated deficit, since June 30, 1999	(1,597)	(2,067)
Total stockholders’ equity	8,280	7,470
Total liabilities and stockholders’ equity	$13,184	$12,147

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

Revenues, expenses, assets and liabilities can vary during each quarter of the year. Therefore, the results and trends in these interim financial statements may not be the same as the results for the full year or any future period.

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

•
We recognize revenue from product sales when there is persuasive evidence that an arrangement exists, title passes, the price is fixed and determinable, and collectibility is reasonably assured. Allowances are established for estimated rebates, healthcare provider contractual chargebacks, prompt pay sales discounts, product returns, wholesaler inventory management incentives, and bad debts. In our domestic commercial collaboration agreements, we have primary responsibility for the United States (or “U.S.”) product sales commercialization efforts, including selling and marketing, customer service, order entry, distribution, shipping and billing. We record net product sales and related production and selling cost in our income statement line items on a gross basis since we have the manufacturing risk and/or inventory risk, and credit risk, and meet the criteria as a principal under Emerging Issues Task Force (or “EITF”) Issue No. 99-19, “Reporting Revenue Gross as a Principal Versus Net as an Agent” (or “EITF 99-19”).

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

•
Contract revenue generally includes upfront and continuing licensing fees, manufacturing fees, milestone payments and net reimbursements from collaborators on development, post-marketing and commercial costs. Most of our contract arrangements with up-front license fees were entered into prior to the effective date of July 1, 2003 for EITF Issue No. 00-21 “Revenue Arrangements with Multiple Deliverables” (or “EITF 00-21”). Accordingly, our accounting policy on contract revenue, as described below, is focused on describing transactions entered into prior to the effective date of EITF 00-21.

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

•
Upfront manufacturing fees are recognized as revenue as the related manufacturing services are rendered, generally on a straight-line basis over the performance period of the longer of the manufacturing obligation period or the expected product life. Manufacturing profit is recognized when the product is shipped and title passes.

•
Fees associated with substantive milestones, which are contingent upon future events for which there is reasonable uncertainty as to their achievement at the time the agreement was entered into, are recognized as revenue when these milestones, as defined in the contract, are achieved.

•
Fees received on multiple element agreements, or amendments to such agreements, entered into after the effective date of EITF 00-21, are evaluated under the provisions of EITF 00-21. We use objective evidence of fair value to allocate revenue to each element in multiple element agreements and recognize revenue for each element when the criteria for revenue recognition for that element have been met. If the revenue recognition criteria have not been met, then revenue for that element is deferred until such criteria are met or until the culmination of the period(s) over which the last undelivered element is delivered. In the absence of objective evidence of fair value for each element, the multiple elements are combined into a single unit of accounting and the revenue recognition criteria are applied to the entire agreement.

•
Commercial collaborations resulting in a net reimbursement of development, post-marketing and commercial costs are recognized as revenue as the related costs are incurred. The corresponding development and post-marketing expenses are included in research and development expenses and the corresponding commercial costs are included in marketing, general and administrative (or “MG&A”) expenses in the Condensed Consolidated Statements of Income.

Product Sales Allowances

Revenues from product sales are recorded net of allowances for estimated rebates, healthcare provider contractual chargebacks, prompt pay sales discounts, product returns, wholesaler inventory management allowances, and bad debts, all of which are established at the time of sale. These allowances are based on estimates of the amounts earned or to be claimed on the related sales. These estimates take into consideration our historical experience, current contractual and statutory requirements, specific known market events and trends such as competitive pricing and new product introductions, and forecasted customer buying patterns and inventory levels, including the shelf lives of our products. Rebates, healthcare provider contractual chargebacks, prompt pay sales discounts and product returns are product-specific, which can be affected by the mix of products sold in any given period. All our product sales allowances are based on estimates. If actual future results vary, we may need to adjust these estimates, which could have an effect on earnings in the period of the adjustment. Our product sales allowances and accruals are as follows:

•
Rebate allowances and accruals are comprised of both direct and indirect rebates. Direct rebates are contractual price adjustments payable to wholesalers and specialty pharmacies that purchase products directly from us. Indirect rebates are contractual price adjustments payable to healthcare providers and organizations, such as clinics, hospitals, pharmacies and group purchasing organizations that do not purchase products directly from us. Both types of allowances are based upon definitive contractual agreements or legal requirements (such as Medicaid) after the final dispensing of the product by a pharmacy, clinic or hospital to a benefit plan participant. Rebate accruals are recorded in the same period the related revenue is recognized resulting in a reduction to product sales revenue and the establishment of a contra asset (if due to a wholesaler or specialty pharmacy) or a liability (if due to a third party, such as a healthcare provider) as appropriate, which are included in sales allowances or other accrued liabilities, respectively. Rebates are primarily estimated using historical data, including patient usage, customer buying patterns, applicable contractual rebate rates and contract performance by the benefit providers. Rebate estimates are evaluated quarterly and may require adjustments to better align our estimates with actual results. As part of this evaluation, we review changes to Medicaid legislation, changes to state rebate contracts, changes in the level of discounts, and changes in product sales trends. Although rebates are accrued at the time of sale, rebates are typically paid out, on average, up to 4 to 5 months after the sale.

•
Healthcare provider contractual chargebacks are the result of contractual commitments by us to provide products to healthcare providers at specified prices or discounts. These contracted health care providers include (i) hospitals that service a disproportionately high share of economically indigent and Medicaid patients for which they receive little or no reimbursement (i.e. Disproportionate Share Hospitals or “DSH”), (ii) government-owned hospitals that receive discounts, and (iii) hospitals that have contract pricing for certain products usually by way of a group purchasing agreement. Chargebacks occur when a contracted health care provider purchases our products through an intermediary wholesaler at fixed contract prices that are lower than the list prices we charge the wholesalers. The wholesaler, in turn, charges us back for the difference between the price initially paid by the wholesaler and the contract price paid to the wholesaler by the healthcare providers. Chargebacks are accrued at the time of sale and are estimated based on historical trends, which closely approximate actual results as we generally issue credits within a few weeks of the time of sale.

•
Prompt pay sales discounts are credits granted to wholesalers for remitting payment on their purchases within contractually defined cash repayment incentive periods. The contractually defined cash repayment periods are generally 30 days (plus 4 grace days for a total of 34 days). Based upon our experience that it is rare that a wholesaler does not comply with the contractual terms to earn the prompt pay sales discount, we accrue, at the time of original sale 100% of the prompt pay discounts related to the sale.

•
Wholesaler inventory management allowances are credits granted to wholesalers for compliance with various contractually-defined inventory management programs. These programs provide monetary incentives in the form of a credit for wholesalers to maintain consistent inventory levels at approximately 2 to 3 weeks of sales depending on the product. These wholesaler inventory management credits are calculated based on quarterly product purchases multiplied by a factor to determine the maximum possible credit for a product for the preceding quarter. Adjustments to reduce the maximum credit are made if the wholesaler does not meet and/or comply with the negotiated metrics. These metrics include data timeliness, completeness and accuracy and deviations outside of the contracted inventory days on hand for each product. The maximum credits are accrued at the time of sale, and are typically granted to wholesaler accounts within 90 days after the sale.

•
Product returns allowances are established in accordance with our returns policy, which allows buyers to return our products within two months prior to six months following product expiration. Most products are sold to our wholesalers with at least six months of dating prior to expiration. As part of our estimating process, we compare historical return data to their related sales on a production lot basis. Historical rates of return are determined by product and are adjusted for known or expected changes in the marketplace specific to each product. In addition, we review expiration dates to determine the remaining shelf life of each product not yet returned. Although product return allowances are accrued at the time of sale, the majority of returns take place up to two years after the sale.

•
Bad debt allowances are based on our estimated uncollectible accounts receivable. Given our historical experience with bad debts, combined with our credit management policies and practices, we do not presently maintain significant bad debt allowances.

Allowances against receivable balances primarily relate to product returns, wholesaler-related direct rebates, prompt pay sales discounts, wholesaler inventory management allowances, and bad debts, and are recorded in the same period the related revenue is recognized, resulting in a reduction to product sales revenue and the reporting of product sales receivable net of allowances. Accruals related to indirect rebates and contractual chargebacks for healthcare providers are recognized in the same period the related revenue is recognized, resulting in a reduction to product sales revenue, and are recorded as other accrued liabilities.

Commercial Collaboration Accounting

We have domestic commercial collaboration profit sharing agreements with Biogen Idec Inc. on Rituxan, Novartis Pharma AG on Xolair, and with OSI Pharmaceuticals, Inc. on Tarceva. In these agreements, we have primary responsibility for the U.S. commercialization including sales and marketing, customer service, order entry, distribution, shipping and billing. We record net product sales and related production and selling costs for our domestic collaborations in our income statement on a gross basis since we have the manufacturing and/or inventory risk, and credit risk, and meet the criteria as a principal under EITF 99-19. The collaboration profit sharing expense line primarily includes the profit sharing results with Biogen Idec on Rituxan, with Novartis Pharma AG on Xolair, and with OSI Pharmaceuticals on Tarceva.

We have a European commercial collaboration profit sharing agreement with Novartis Pharma AG on Xolair. We do not record the net product sales and related production and selling costs for our European collaboration in our income statement on a gross basis since we do not meet the criteria as a principal under EITF 99-19, and instead record our net share of the European collaboration profits as contract revenue (or collaboration losses as collaboration profit sharing expense). The results of our European commercial collaboration profit sharing agreement have not been significant in any periods presented. See also Note 5, “Relationship with Roche and Related Party Transactions,” regarding Novartis related collaboration cost and profit sharing expenses.

Recent Accounting Pronouncements

On June 28, 2006, the Financial Accounting Standards Board (or “FASB”) ratified the consensus reached by the EITF on EITF Issue No. 06-02, “Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43, Accounting for Compensated Absences” (or “EITF 06-02”). EITF 06-02 states that if all the conditions of paragraph 6 of FASB 43 are met, compensation costs for sabbatical and other similar benefit arrangements should be accrued over the requisite service period. Paragraph 6 of FASB 43 states that a liability should be accrued for employees’ future absences if the following are met:  (a) the employer’s obligation is attributable to employees’ services already rendered; (b) the obligation relates to rights that vest or accumulate; (c) payment of the compensation is probable; and (d) the amount can be reasonably estimated. EITF 06-02 is effective for fiscal years beginning after December 15, 2006. Upon adoption of EITF 06-02, we expect to record a one-time charge as a cumulative effect of a change in accounting principle and an annual sabbatical accrual that will reduce diluted net income per share by approximately $0.02 to $0.03 per share and $0.01 to $0.02 per share, respectively, for 2007. These charges are non-cash items.

Earnings Per Share

Basic earnings per share (or “EPS”) are computed based on the weighted-average number of shares of our Common Stock outstanding. Diluted EPS are computed based on the weighted-average number of shares of our Common Stock and other dilutive securities.

The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Numerator:
Net income	$531	$296	$952	$580
Denominator:
Weighted-average shares outstanding used to compute basic EPS	1,053	1,058	1,054	1,052
Effect of dilutive stock options	20	26	20	25
Weighted-average shares outstanding and dilutive securities used to compute diluted EPS	1,073	1,084	1,074	1,077

Outstanding employee stock options to purchase approximately 20 million and 19 million shares of our Common Stock in the second quarter and first six months of 2006, respectively, were excluded from the computation of diluted EPS because the effect would have been anti-dilutive.

Comprehensive Income

Comprehensive income is comprised of net income and other comprehensive income (or “OCI”). OCI includes certain changes in stockholders’ equity that are excluded from net income. Specifically, we include in OCI changes in the estimated fair value of derivatives designated as effective cash flow hedges and unrealized gains and losses on our available-for-sale securities.

The components of accumulated OCI, net of taxes, were as follows (in millions):

	June 30, 2006	December 31, 2005
Net unrealized gains on securities available-for-sale	$190	$230
Net unrealized gains on cash flow hedges	3	23
Accumulated other comprehensive income	$193	$253

The activity in comprehensive income, net of income taxes, was as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net income	$531	$296	$952	$580
Change in unrealized gains (losses) on securities available-for-sale	(43)	22	(40)	(55)
Change in unrealized gains (losses) on cash flow hedges	(19)	24	(20)	37
Comprehensive income	$469	$342	$892	$562

Derivative Financial Instruments

At June 30, 2006, estimated net gains on cash flow hedge derivative instruments, consisting of foreign currency exchange options and marketable equity collars, expected to be reclassified from accumulated OCI to “other income, net” during the next twelve months, are $5 million.

Note 2.	Employee Stock-Based Compensation

On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (or “FAS 123R”), which supersedes our previous accounting under APB Opinion No. 25, “Accounting for Stock Issued to Employees” (or “APB 25”). FAS 123R requires the recognition of compensation expense, using a fair-value based method, for costs related to all share-based payments including stock options and stock issued under our employee stock plans. FAS 123R requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense on a straight-line basis over the requisite service periods in our Condensed Consolidated Statements of Income. Also, certain of these costs are capitalized into inventory on our Condensed Consolidated Balance Sheets, and generally will be recognized as an expense when the related products are sold. We adopted FAS 123R using the modified prospective transition method, which requires that compensation expense be recognized in the financial statements for all awards granted after the date of adoption as well as for existing awards for which the requisite service has not been rendered as of the date of adoption. The modified prospective transition method does not require restatement of prior periods to reflect the effect of FAS 123R.

In November 2005, the FASB issued FASB Staff Position (or “FSP”) No. 123R-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards.” We have adopted the simplified method to calculate the beginning balance of the additional paid-in-capital (or “APIC”) pool of the excess tax benefit, and to determine the subsequent effect on the APIC pool and Condensed Consolidated Statements of Cash Flows of the tax effects of employee stock-based compensation awards that were outstanding upon our adoption of FAS 123R.

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

Employee Stock Plans

We currently have an employee stock purchase plan, adopted in 1991 and amended thereafter (or “the 1991 Plan”). The 1991 Plan allows eligible employees to purchase Common Stock at 85% of the lower of the fair market value of the Common Stock on the grant date or the fair market value on the purchase date. The offering period under the 1991 Plan is currently 15 months, and the purchase price is established during each new offering period. Purchases are limited to 15% of each employee’s eligible compensation and subject to certain Internal Revenue Service restrictions. In general, all of our full-time employees are eligible to participate in the 1991 Plan. Of the 52,400,000 shares of Common Stock reserved for issuance under the 1991 Plan, 46,395,661 shares have been issued as of June 30, 2006.

We currently grant options under a stock option plan adopted in 1999 and amended thereafter (or “the 1999 Plan”), that allows for the granting of non-qualified stock options, incentive stock options and stock purchase rights to our employees, directors and consultants. Incentive stock options may only be granted to employees under this plan. Generally, non-qualified options and incentive options have a maximum term of 10 years, and options vest in increments over four years from the date of grant, although we may grant options with different vesting terms from time to time. When an employee over the age of 65 retires, the number of options that would have vested in the 12 month period following the retirement date, if the retiree had remained an employee, automatically becomes fully vested. The expiration date of the exercisable options remains the original expiration date at the time the options were granted. Upon employee termination, unexercised vested options will expire at the end of three months or the expiration of the option, whichever is earlier. No stock purchase rights or incentive stock options have been granted under the 1999 Plan to date. In the second quarter of 2006, we announced our decision to continue our broad-based stock option program for 2006.

Adoption of FAS 123R

Employee stock-based compensation expense recognized in the second quarter and first six months of 2006 was calculated based on awards ultimately expected to vest and has been reduced for estimated forfeitures at a rate of five percent. FAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Employee stock-based compensation expense recognized under FAS 123 was as follows (in millions, except for per share data):

	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006
Research and development	$34	$67
Marketing, general and administrative	41	82
Total employee stock-based compensation expense	75	149
Tax benefit related to employee stock-based compensation expense	(28)	(54)
Net effect on net income	$47	$95
Effect on earnings per share:
Basic	$0.05	$0.09
Diluted	$0.04	$0.09

As of June 30, 2006, total compensation cost related to unvested stock options not yet recognized was $664 million, which is expected to be allocated to expense and production costs over a weighted-average period of 24 months.

The carrying value of inventory on our Condensed Consolidated Balance Sheet as of June 30, 2006 includes employee stock-based compensation costs of $33 million. Substantially all of the products sold in the first six months of 2006 were manufactured in previous periods when we did not include employee stock-based compensation expense in our production costs. In future periods, when product manufactured after the adoption of FAS 123R is sold or written off, or reserves are required for obsolescence or lack of demand, we will recognize employee stock-based compensation expense in cost of sales.

The following pro forma net income and EPS were determined as if we had accounted for employee stock-based compensation for our employee stock plans under the fair value method prescribed by FAS 123 in prior periods and had capitalized certain costs into inventory manufactured in those prior periods, with the resulting effect on cost of sales for the quarter and six months ended June 30, 2006 when previously manufactured products were sold. (In millions, except for per share data):

	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006
Net income as reported	$531	$952
Deduct: Total employee stock-based compensation expense includable in cost of sales, net of related tax effects	(8)	(16)
Pro forma net income	$523	$936
Earnings per share:
Basic-as reported	$0.50	$0.90
Basic-pro forma	$0.50	$0.89

Diluted-as reported	$0.49	$0.89
Diluted-pro forma	$0.49	$0.87

Pro Forma Information for Periods Prior to Adoption of FAS 123R

The following pro forma net income and EPS were determined as if we had accounted for employee stock-based compensation for our employee stock plans under the fair value method prescribed by FAS 123. (In millions, except for per share data):

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net income as reported	$296	$580
Deduct: Total employee stock-based compensation expense determined under the fair value based method for all awards, net of related tax effects	(41)	(81)
Pro forma net income	$255	$499
Earnings per share:
Basic-as reported	$0.28	$0.55
Basic-pro forma	$0.24	$0.47

Diluted-as reported	$0.27	$0.54
Diluted-pro forma	$0.23	$0.45

Valuation Assumptions

The employee stock-based compensation expense recognized under FAS 123R and presented in the pro forma disclosure required under FAS 123 was determined using the Black-Scholes option valuation model. Option valuation models require the input of subjective assumptions and these assumptions can vary over time. The weighted-average assumptions used are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Risk-free interest rate	4.9%	3.7%	4.8%	3.8%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	29.0%	32.0%	29.0%	32.0%
Expected term (years)	4.2	4.2	4.2	4.2

Due to the redemption of our Special Common Stock in June 1999 by Roche, there is limited historical information available to support our estimate of certain assumptions required to value our employee stock options and the stock issued under our employee stock purchase plan. In developing our estimate of expected term, we have assumed that our historical stock option exercise experience is a relevant indicator of future exercise patterns. We base our determination of expected volatility predominantly on the implied volatility of our traded options with consideration of our historical volatilities and volatilities of comparable companies.

Stock Option Activity

The following is a summary of option activity for the first six months of 2006 (shares in millions):

		Options Outstanding
	Shares Available for Grant	Number of Shares	Weighted- Average Exercise Price
December 31, 2005	84	83	$46.64
Grants	(1)	1	84.59
Exercises	-	(4)	30.28
Cancellations	1	(1)	60.10
June 30, 2006	84	79	$48.09

The intrinsic value of options exercised during the second quarters of 2006 and 2005 was $109 million and $653 million, respectively, and was $233 million and $769 million in the first six months of 2006 and 2005, respectively. The estimated fair value of shares vested during the second quarters of 2006 and 2005 was $93 million and $65 million, respectively, and was $182 million and $130 million in the first six months of 2006 and 2005, respectively. The weighted-average estimated fair value of stock options granted during the second quarters of 2006 and 2005 was $25.32 and $22.52 per option, respectively, and was $26.43 and $19.34 per option for the first six months of 2006 and 2005, respectively, based on the assumptions in the Black-Scholes valuation model discussed above.

The following table summarizes outstanding and exercisable options at June 30, 2006 (in millions, except exercise price data):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares Outstanding	Weighted-Average Remaining Contractual Life (in years)	Weighted-Average Exercise Price	Number of Shares Outstanding	Weighted-Average Remaining Contractual Life (in years)	Weighted-Average Exercise Price
$6.27 - $8.89	0.5	5.41	$7.69	0.5	5.41	$7.69
$10.00 - $14.35	12.9	5.41	$13.71	11.7	5.33	$13.66
$15.04 - $22.39	8.6	4.84	$20.83	8.5	4.81	$20.89
$22.88 - $33.00	0.3	4.81	$27.55	0.3	4.82	$27.55
$35.63 - $53.23	35.7	7.29	$46.83	19.3	6.95	$45.01
$53.95 - $75.90	1.5	8.28	$59.23	0.6	8.21	$58.25
$79.10 - $98.80	19.4	9.26	$85.93	0.1	8.99	$81.82
	78.9			41.0

At June 30, 2006, the aggregate intrinsic value of the outstanding options was $2,742 million and the aggregate intrinsic value of the exercisable options was $2,090 million.

Stock Repurchase Program

Under a stock repurchase program approved by our Board of Directors in December 2003 and most recently extended in April 2006, we are authorized to repurchase up to 100 million shares of our Common Stock for an aggregate amount of up to $6.0 billion through June 30, 2007. During the first six months of 2006, we repurchased approximately seven million shares at an aggregate cost of $540 million. Since the program’s inception, we have repurchased approximately 56 million shares at a total price of $3.9 billion. We intend to use the repurchased stock to offset dilution caused by the issuance of shares in connection with our employee stock plans and also to maintain Roche’s minimum percentage ownership interest in our stock.

Note 3.	Condensed Consolidated Financial Statement Detail

Inventories

The components of inventories were as follows (in millions):

	June 30, 2006	December 31, 2005
Raw materials and supplies	$97	$79
Work in process	561	438
Finished goods	251	186
Total	$909	$703

Included in work in process are approximately $54 million at June 30, 2006 and $85 million at December 31, 2005 of inventories primarily comprised of currently marketed products manufactured at facilities awaiting regulatory approval. As of June 30, 2006, approximately $33 million in employee stock-based compensation costs were capitalized in inventory pursuant to FAS 123R.

Note 4.	Contingencies

We are a party to various legal proceedings, including patent infringement litigation. We are also a party to various licensing and contract disputes, and other matters.

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

On July 29, 2005, a former Genentech employee, whose employment ended in April 2005, filed a qui tam complaint under seal in the United States District Court for the District of Maine against Genentech and Biogen Idec, alleging violations of the False Claims Act and retaliatory discharge of employment. On December 20, 2005, the United States filed notice of its election to decline intervention in the lawsuit. The complaint was subsequently unsealed and we were served on January 5, 2006. The outcome of this matter cannot be determined at this time.

We and the City of Hope National Medical Center (or “COH”) are parties to a 1976 agreement relating to work conducted by two COH employees, Arthur Riggs and Keiichi Itakura, and patents that resulted from that work, which are referred to as the “Riggs/Itakura Patents.” Since that time, we have entered into license agreements with various companies to make, use and sell the products covered by the Riggs/Itakura Patents. On August 13, 1999, the COH filed a complaint against us in the Superior Court in Los Angeles County, California, alleging that we owe royalties to the COH in connection with these license agreements, as well as product license agreements that involve the grant of licenses under the Riggs/Itakura Patents. On June 10, 2002, a jury voted to award the COH approximately $300 million in compensatory damages. On June 24, 2002, a jury voted to award the COH an additional $200 million in punitive damages. Such amounts were accrued as an expense in the second quarter of 2002 and are included in the accompanying Condensed Consolidated Balance Sheets in “litigation-related and other long-term liabilities” at June 30, 2006 and December 31, 2005. We filed a notice of appeal of the verdict and damages awards with the California Court of Appeal. On October 21, 2004, the California Court of Appeal affirmed the verdict and damages awards in all respects. On November 22, 2004, the California Court of Appeal modified its opinion without changing the verdict and denied Genentech’s request for rehearing. On November 24, 2004, we filed a petition seeking review by the California Supreme Court. On February 2, 2005, the California Supreme Court granted that petition. The amount of cash paid, if any, or the timing of such payment in connection with the COH matter will depend on the outcome of the California Supreme Court’s review of the matter, however, it may take longer than one year to further resolve the matter.

We recorded accrued interest and bond costs of $14 million in the second quarters of 2006 and 2005, and $27 million in the first six months of 2006 and 2005 related to the COH trial judgment. In conjunction with the COH judgment, we posted a surety bond and were required to pledge cash and investments of $735 million at June 30, 2006 and December 31, 2005 to secure the bond. These amounts are reflected in “restricted cash and investments” in the accompanying Condensed Consolidated Balance Sheets. We expect that we will continue to incur interest charges on the judgment and service fees on the surety bond each quarter through the process of appealing the COH trial results.

On April 11, 2003, MedImmune, Inc. (or “MedImmune”) filed a lawsuit against Genentech, COH, and Celltech R & D Ltd. in the U.S. District Court for the Central District of California (Los Angeles). The lawsuit relates to U.S. Patent No. 6,331,415 (or “the ‘415 patent” or “Cabilly patent”) that we co-own with COH and under which MedImmune and other companies have been licensed and are paying royalties to us. The lawsuit includes claims for violation of antitrust, patent, and unfair competition laws. MedImmune is seeking a ruling that the ‘415 patent is invalid and/or unenforceable, a determination that MedImmune does not owe royalties under the ‘415 patent on sales of its Synagis® antibody product, an injunction to prevent us from enforcing the ‘415 patent, an award of actual and exemplary damages, and other relief. On January 14, 2004 (amending a December 23, 2003 Order), the U.S. District Court granted summary judgment in our favor on all of MedImmune’s antitrust and unfair competition claims. On April 23, 2004, the District Court granted our motion to dismiss all remaining claims in the case. On October 18, 2005, the U.S. Court of Appeals for the Federal Circuit affirmed the judgment of the District Court in all respects. MedImmune filed a petition for certiorari with the United States Supreme Court on November 10, 2005, seeking review of the decision to dismiss certain of its claims. The Supreme Court granted MedImmune’s petition on February 21, 2006 and briefing on the merits of this case before the Supreme Court is ongoing. Oral argument before the Supreme Court in this matter is scheduled for October 4, 2006. The outcome of this matter cannot be determined at this time.

On May 13, 2005, a request was filed by a third party for reexamination of the ‘415 or Cabilly patent. The request sought reexamination on the basis of non-statutory double patenting over U.S. Patent No. 4,816,567. On July 7, 2005, the U.S. Patent Office ordered reexamination of the ‘415 patent. On September 13, 2005, the Patent Office issued an initial “non-final” Office action rejecting the claims of the ‘415 patent. We filed our response to the Office action on November 25, 2005. The Patent Office has not yet acted on this response. On December 23, 2005, a second request for reexamination of the ‘415 patent was filed by another third party. On January 23, 2006, the Patent Office granted that reexamination request. On June 6, 2006, the two reexaminations were merged into one proceeding. We expect, based on past practice, that we will receive another non-final Office action combining the arguments from the two reexamination requests and rejecting certain or all claims of the ‘415 patent. Such action would again give us an opportunity to respond. Because the above-described reexamination is ongoing, the final outcome of this matter cannot be determined at this time. The ‘415 patent, which expires in 2018, relates to methods we and others use to make certain antibodies or antibody fragments, as well as cells and DNA used in these methods. We have licensed the ‘415 patent to other companies and derive significant royalties from those licenses. The claims of the ‘415 patent remain valid and enforceable throughout the reexamination process.

In the second quarter of 2006 we made a “go” decision for a Phase III study of our second-generation humanized anti-CD20 molecule (ocrelizumab) in rheumatoid arthritis. We also filed an Investigational New Drug (or “IND”) application with the U.S. Food and Drug Administration (or “FDA”) for this molecule to treat neuromyelitis optica (or “NMO”). Biogen Idec Inc. disagrees that Genentech has the ability to develop this molecule for NMO or rheumatoid arthritis without Biogen Idec’s agreement. We and Biogen Idec are seeking to resolve our differences relating to that disagreement. Because discussions are ongoing, the final outcome of this matter cannot be determined at this time.

On March 24, 2004, Dr. Kourosh Dastghieb filed a lawsuit against Genentech in the U.S. District Court for the Eastern District of Pennsylvania. The lawsuit stems from Dastghieb’s claim that, based on a purported relationship with Genentech in the mid-1990’s, he is entitled to profits or proceeds from Genentech’s Lucentis product. Dastghieb asserts multiple claims for monetary damages, including a claim under an unjust enrichment theory that he is entitled to the entire net present value of projected Lucentis sales, which he claims is between approximately $1.4 billion and $4.1 billion. Genentech denies that he is entitled to any such damages. Trial of this matter is scheduled to begin on October 19, 2006. Because the litigation proceedings are ongoing, the outcome of this matter cannot be determined at this time.

Note 5.	Relationship with Roche and Related Party Transactions

Roche’s Ability to Maintain Its Percentage Ownership Interest in Our Stock

We issue additional shares of Common Stock in connection with our stock option and stock purchase plans, and we may issue additional shares for other purposes. Our affiliation agreement with Roche provides, among other things, that with respect to any issuance of our Common Stock in the future, we will repurchase a sufficient number of shares so that immediately after such issuance, the percentage of our Common Stock owned by Roche will be no lower than 2% below the “Minimum Percentage” (as defined below), provided however, as long as Roche’s percentage ownership is greater than 50%, prior to issuing any shares, we will repurchase a sufficient number of shares of our Common Stock such that, immediately after our issuance of shares, Roche’s percentage ownership will be greater than 50%. The Minimum Percentage equals the lowest number of shares of our Common Stock owned by

Roche since the July 1999 offering (adjusted for dispositions of shares of our Common Stock by Roche as well as for stock splits or stock combinations) divided by 1,018,388,704, the number of shares of our Common Stock outstanding at the time of the July 1999 offering, as adjusted for stock splits. We have repurchased shares of our Common Stock since 2001. The affiliation agreement also provides that, upon Roche’s request, we will repurchase shares of our Common Stock to increase Roche’s ownership to the Minimum Percentage. In addition, Roche will have a continuing option to buy stock from us at prevailing market prices to maintain its percentage ownership interest. The Minimum Percentage at June 30, 2006 was 57.7% and, under the terms of the affiliation agreement, Roche’s ownership percentage is to be no lower than 55.7%. At June 30, 2006, Roche’s ownership percentage was 55.8%.

Related Party Transactions

We enter into transactions with our related parties, Roche and other Roche affiliates (including Hoffmann-La Roche) and Novartis AG and other Novartis affiliates (or “Novartis”), under existing agreements in the ordinary course of business. The accounting policies we apply to our transactions with our related parties are consistent with those applied in transactions with independent third-parties.

In our royalty and supply arrangements with related parties, we are the primary obligor because we bear the manufacturing risk, general inventory risks, and the risk to defend our intellectual property. Because we are the primary obligor, we record our transactions gross in accordance with EITF 99-19; otherwise, our transactions are recorded net.

Hoffmann-La Roche

Under our existing arrangements with Hoffmann-La Roche, including our licensing and marketing agreements, we recognized contract revenue from Hoffmann-La Roche, including amounts earned related to ongoing development activities, of $21 million and $19 million in the second quarters of 2006 and 2005, respectively, and $40 million and $35 million in the first six months of 2006 and 2005, respectively. All other revenues from Roche, Hoffmann-La Roche and their affiliates, principally royalties and product sales, totaled $280 million and $134 million in the second quarters of 2006 and 2005, respectively, and $504 million and $290 million in the first six months of 2006 and 2005, respectively. Cost of sales (or “COS”) included amounts related to Hoffmann-La Roche of $64 million and $27 million in the second quarters of 2006 and 2005, respectively, and $113 million and $74 million in the first six months of 2006 and 2005, respectively. Our reported research and development (or “R&D”) expenses included $58 million and $37 million in the second quarters of 2006 and 2005, respectively, and $101 million and $73 million in the first six months of 2006 and 2005, respectively, related to development activities undertaken on projects on which we collaborate with Hoffmann-La Roche.

In July 2006, we signed two new product supply agreements with F. Hoffmann-La Roche which supplement and supersede existing product supply agreements with F. Hoffmann-La Roche. Under a short-term supply agreement, F. Hoffmann-La Roche has agreed to purchase specified amounts of Herceptin, Avastin and Rituxan through 2008. Under a longer-term supply agreement, F. Hoffmann-La Roche has agreed to purchase specified amounts of Herceptin and Avastin through 2012 and, on a perpetual basis, either party may order other collaboration products from the other party, including Herceptin and Avastin after 2012, pursuant to certain forecast terms. The longer-term supply agreement also provides that either party may terminate its obligation to purchase and/or supply Avastin and/or Herceptin with six years notice on or after December 31, 2007.

Novartis

Based on information available to us at the time of filing this Form 10-Q, we believe the Novartis Group holds approximately 33.3% of the outstanding voting shares of Roche Holding Ltd. As a result of this ownership, the Novartis Group is deemed to have an indirect beneficial ownership interest under FAS 57 “Related Party Disclosures” of more than 10% of our voting stock.

We have an agreement with Novartis Pharma AG (a wholly owned subsidiary of Novartis AG) under which Novartis

Pharma AG has the exclusive right to develop and market Lucentis outside of the U.S. for indications related to diseases or disorders of the eye. As part of this agreement, the parties share the cost of certain of our ongoing development expenses for Lucentis.

We, along with Novartis Pharma AG and Tanox, Inc., are co-developing Xolair in the U.S. We and Novartis Pharmaceutical Corporation are co-promoting Xolair in the U.S. and we both make certain joint and individual payments to Tanox; our joint and individual payments are in the form of royalties. We record all sales and cost of sales in the U.S. and Novartis markets the product and records all sales and COS in Europe. We and Novartis share the resulting U.S. and European operating profits, respectively, according to prescribed profit-sharing percentages. We are currently supplying Xolair and receive cost plus a mark-up similar to other supply arrangements. Beginning in the third quarter of 2006, Novartis will supply Xolair and receive cost plus a mark-up. On January 20, 2006, Novartis received FDA approval to manufacture bulk supply of Xolair at their Huningue production facility in France. Production costs of Xolair may initially be higher than those currently reflected in our COS as a result of the production shift from us to Novartis until production economies of scale can be achieved by Novartis.

Contract revenue from Novartis related to manufacturing, commercial and ongoing development activities was $13 million and $11 million in the second quarters of 2006 and 2005, respectively, and $23 million and $22 million in the first six months of 2006 and 2005, respectively. Revenue from Novartis related to product sales was not material in the second quarters and the first six months of 2006 and 2005. COS was not material in the second quarter and first six months of 2006, and was $12 million in the second quarter of 2005 and $15 million in the first six months of 2005, which included a one-time payment in the second quarter of 2005 related to our release from future manufacturing obligations. Our reported R&D expenses included $19 million and $10 million in the second quarters of 2006 and 2005, respectively, and $45 million and $21 million in the first six months of 2006 and 2005, respectively, related to development activities undertaken on products on which we collaborate with Novartis. Collaboration profit sharing payments from us to Novartis were $48 million and $29 million in the second quarters of 2006 and 2005, respectively, and $91 million and $52 million in the first six months of 2006 and 2005, respectively.

Note 6.	Income Taxes

Our effective income tax rate was 38% in the second quarter and first six months of 2006 compared to 26% in the second quarter of 2005 and 32% in the first six months of 2005. The increases in the income tax rate from 2005 primarily relate to a one-time benefit of approximately $39 million from recognizing additional R&D tax credits in the second quarter of 2005. In addition, the increases in the tax rate reflect higher income before taxes and the December 31, 2005 expiration of provisions in federal tax law for the R&D tax credit. If legislation to extend the R&D tax credit is passed, we will record a tax benefit for R&D tax credits at that time.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Genentech, Inc.

We have reviewed the condensed consolidated balance sheet of Genentech, Inc. as of June 30, 2006, and the related condensed consolidated statements of income for the three-month and six-month periods ended June 30, 2006 and 2005, and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 2006 and 2005. These financial statements are the responsibility of the Company’s management.

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
July 7, 2006

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

Major Developments in the Second Quarter of 2006

In the second quarter of 2006, our total operating revenues were $2,199 million, an increase of 44% from $1,527 million in the second quarter of 2005, and our net income was $531 million, an increase of 79% from $296 million in the second quarter of 2005. In the first half of 2006, our total operating revenues were $4,185 million, an increase of 40% from $2,988 million the first half of 2005, and our net income was $952 million, an increase of 64% from $580 million in the first half of 2005. Net income in 2006 includes the effect of stock-based compensation expense related to employee stock options and employee stock purchases under Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (or “FAS 123R”), which decreased our net income by $47 million after taxes in the second quarter and $95 million after taxes in the first six months of 2006.

Significant milestones during the second quarter of 2006 were as follows:

We received the following U.S. Food and Drug Administration (or “FDA”) approvals:

•	Lucentis for the treatment of neovascular (wet) age-related macular degeneration (or “AMD”); and

•	Avastin in combination with intravenous 5-fluorouracil (or “5-FU”)-based chemotherapy for second-line metastatic colorectal cancer.

We submitted the following FDA filings:

•
a Supplemental Biologics License Application (or “sBLA”) for use of Avastin in first-line treatment of advanced, non-small cell lung cancer other than predominant squamous histology, in combination with platinum based chemotherapy; and

•
an sBLA for use of Avastin in combination with taxane chemotherapy for patients who have not previously received chemotherapy for their locally recurrent or metastatic breast cancer. We requested, and the FDA granted, a Priority Review of the application with an action date no later than November 23, 2006. However, the FDA has requested that we provide additional documentation from the trial underlying the filing, and we believe the time required to respond to their requests will extend the review period beyond the November 23, 2006 action date.

We recently made changes to our distribution model for Avastin, Herceptin and Rituxan and renegotiated our distribution agreements with a number of our major wholesalers. This resulted in a number of changes in our commercial terms, effective July 1, 2006. As part of these changes, the point at which we recognize products sales revenue for all of our products changed from the time at which we ship our products to the time at which our products arrive at the designated receiving location. We do not expect the net effect of these changes to be material to our results of operations for the full year 2006. We did see fluctuations in wholesaler ordering patterns in the second quarter for Avastin, Herceptin and Rituxan which we believe were immaterial to our second quarter sales.

Our Strategy and Goals

Our business objectives for the years 2006 through 2010 include bringing at least 20 new molecules into clinical development, bringing at least 15 major new products or indications onto the market, becoming the number one U.S. oncology company in sales and achieving certain financial growth measures. These objectives are reflected in our revised Horizon 2010 strategy and goals summarized on our website at http://www.gene.com.

Economic and Industry-wide Factors

Our long-term strategy and goals are challenged by economic and industry-wide factors that affect our business. The key factors that affect our future growth are discussed below:

•
Our long-term business growth, commercial performance and clinical success depend upon our ability to continue to develop and commercialize important novel therapeutics to treat unmet medical needs, such as cancer. We recognize that the successful development of biotherapeutics is highly difficult and uncertain and that it will be challenging for us to continue to discover and develop innovative treatments. Our business requires significant investment in research and development (or “R&D”) over many years, often for products that fail during the R&D process. Once a product receives FDA approval, it remains subject to ongoing FDA regulation, including changes to the product label, new or revised regulatory requirements for manufacturing practices, written advisement to physicians, and/or product recalls.

•
We face significant competition in the diseases of interest to us from pharmaceutical companies, pharmaceutical divisions of chemical companies, and biotechnology companies. The introduction of new competitive products or follow-on biologics or new information about existing products may result in lost market share for us, reduced utilization of our products, and/or lower prices, even for products protected by patents.

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

•
Manufacturing biotherapeutics is difficult and complex, and requires facilities specifically designed and validated to run biotechnology production processes. The manufacture of a biotherapeutic requires developing and maintaining a process to reliably manufacture and formulate the product at an appropriate scale, obtaining regulatory approval to manufacture the product, and is subject to changes in regulatory requirements or standards that may require modifications to the manufacturing process.

•
As the Medicare and Medicaid programs are the largest payers for our products, rules relating to coverage and reimbursement continue to represent an important area of focus. New regulations relating to hospital and physician payment continue to be implemented annually. To date, we have not seen any detectable effects of the new rules on our product sales, and we anticipate minimal effects on our revenues in 2006. On July 1, 2006, the new Competition Acquisition Program (or “CAP”) option went into effect, as mandated under the Medicare Modernization Act of 2003 (or “MMA”), and is now available to physicians providing services under Medicare Part B. Under the CAP, physicians can choose to either obtain drugs directly from a designated CAP vendor, or continue to purchase drugs directly and be reimbursed by CMS at the Average Selling Price + 6% rate. We anticipate that the effect of the CAP option on our sales will be immaterial.

•
We believe our business model is only sustainable with appropriate pricing and reimbursement for our products to offset the costs and risks of drug development. The pricing of our products has received negative press coverage and public scrutiny. We will continue to meet with patient groups, payers and other stakeholders in the healthcare system to understand their issues and concerns. However, the future reimbursement environment for our products is uncertain.

•
Our ability to attract and retain highly qualified and talented people in all areas of the company, and our ability to maintain our unique culture, will be critical to our success over the long-term. We are working diligently across the company to make sure that we successfully hire, train and integrate new employees into the Genentech culture and environment. In keeping with our desire to maintain and protect our culture, we have made a decision to continue our broad-based stock option program in 2006 consistent with the size of programs we have seen from other companies in the pharmaceutical/biotechnology industry with comparable market capitalizations.

Marketed Products

We commercialize in the United States (or “U.S.”) the biotechnology products listed below:

Avastin (bevacizumab) is an anti-VEGF humanized antibody approved for use in combination with intravenous 5-fluorouracil based chemotherapy as a treatment for patients with first- or second-line metastatic cancer of the colon or rectum.

Rituxan (rituximab) is an anti-CD20 antibody which we commercialize with Biogen Idec Inc. It is approved for:

•	The treatment of patients with relapsed or refractory, low-grade or follicular, CD20-positive, B-cell non-Hodgkin’s lymphoma, including retreatment and bulky disease;

•
The first-line treatment of patients with diffuse large B-cell, CD20-positive, non-Hodgkin’s lymphoma (or “DLBCL”) in combination with CHOP (cyclophosphamide, doxorubicin, vincristine and prednisone) or other anthracycline-based chemotherapy regimens; and

•
Use in combination with methotrexate for reducing signs and symptoms in adult patients with moderately-to-severely active rheumatoid arthritis (or “RA”) who have had an inadequate response to one or more tumor necrosis factor (or “TNF”) antagonist therapies.

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

Xolair (omalizumab) is a humanized anti-IgE antibody, which we commercialize with Novartis Pharma AG (or “Novartis”). Xolair is approved for the treatment of moderate-to-severe persistent allergic asthma in adults and adolescents 12 years and older whose asthmatic allergic reaction to perennial aeroallergen cannot be adequately controlled with the use of inhalers.

Raptiva (efalizumab) is a humanized anti-CD11a antibody approved for the treatment of chronic moderate-to-severe plaque psoriasis in adults age 18 or older who are candidates for systemic therapy or phototherapy.

Lucentis (ranibizumab) is an anti-VEGF antibody fragment approved for the treatment of neovascular wet age-related macular degeneration.

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

Contingencies

We are currently, or have been, involved in certain legal proceedings, including patent infringement litigation. We are also involved in licensing and contract disputes, and other matters. Refer to Note 4, “Contingencies,” in the Notes to Condensed Consolidated Financial Statements of Part I, Item 1 of this Form 10-Q for further information on these matters. We assess the likelihood of any adverse judgments or outcomes for these legal matters as well as potential ranges of probable losses. We record an estimated loss as a charge to income if we determine that, based on information available at the time, the loss is probable and the amount of loss can be reasonably estimated.  Included in “litigation-related and other long-term liabilities” in the accompanying Condensed Consolidated Balance Sheet at June 30, 2006 is $701 million, which represents our estimate of the costs for the current resolution of these matters. The nature of these matters is highly uncertain and subject to change; as a result, the amount of our liability for certain of these matters could exceed or be less than the amount of our current estimates, depending on the final outcome of these matters. An outcome of such matters different than previously estimated could have a material effect on our financial position or our results of operations in any one quarter.

Product Sales Allowances

Revenues from product sales, which are principally generated in the U.S., are recorded net of allowances and accruals for rebates, healthcare provider contractual chargebacks, prompt pay sales discounts, product returns, wholesaler inventory management allowances, and bad debts, all of which are established at the time of sale. These allowances are based on estimates of the amounts earned or to be claimed on the related sales. The amounts charged to our Condensed Consolidated Statements of Income for total product sales allowances, in the periods presented herein, have been relatively consistent at approximately 7-8% of gross sales. In order to prepare our Condensed Consolidated Financial Statements, we are required to make estimates regarding the amounts earned or to be claimed on the related product sales.

Definitions for the product sales allowance types are as follows:

•
Rebate allowances and accruals are comprised of both direct and indirect rebates. Direct rebates are contractual price adjustments payable to wholesalers and specialty pharmacies that purchase products directly from us. Indirect rebates are contractual price adjustments payable to healthcare providers and organizations such as clinics, hospitals, pharmacies and group purchasing organizations that do not purchase products directly from us;

•	Prompt pay sales discounts are credits granted to wholesalers for remitting payment on their purchases within established cash repayment incentive periods;

•
Product return allowances are established in accordance with our Product Returns Policy. Our returns policy allows product returns within the period beginning two months prior to expiration and ending six months following product expiration;

•
Wholesaler inventory management allowances are credits granted to wholesalers for compliance with various contractually-defined inventory management programs. These programs were created to align purchases with underlying demand for our products and to maintain consistent inventory levels, typically at 2 to 3 weeks of sales depending on the product;

•	Bad debt allowances are based on our estimated uncollectible accounts receivable; and

•	Healthcare provider contractual chargebacks are the result of contractual commitments by us to provide products to healthcare providers at specified prices or discounts.

We believe that our estimates related to product returns allowances, wholesaler inventory management payments, and bad debts are not material amounts, based upon the historical levels of credits and allowances as a percentage of product sales. We believe our estimates related to healthcare provider contractual chargebacks and prompt pay sales discounts do not have a high degree of estimation complexity or uncertainty as the related amounts are settled within a short period of time. We consider rebate allowances and accruals to be the only process that involves both material amounts, and requires a higher degree of subjectivity and judgment necessary to account for the rebate allowances or accruals. As a result of the uncertainties involved in estimating rebate allowances and accruals, there is a likelihood that materially different amounts could be reported under different conditions or using different assumptions.

Our rebates are based upon definitive contractual agreements or legal requirements (such as Medicaid) after the final dispensing of the product by a pharmacy, clinic or hospital to a medical benefit plan participant. These rebates are primarily estimated using historical data, including patient usage, customer buying patterns, applicable contractual rebate rates and contract performance by the benefit providers. Direct rebates are accrued at the time of sale and recorded as allowances against trade accounts receivable; indirect (including Medicaid) rebates are accrued at the time of sale and recorded as liabilities. Rebate estimates are evaluated quarterly and may require changes to better align our estimates with actual results. As part of this evaluation, we review changes to Medicaid legislation, changes to State rebate contracts, changes in the level of discounts, and significant changes in product sales trends. Although rebates are accrued at the time of sale, rebates are typically paid out, on average, up to 4 to 5 months after the sale. We believe our rebate allowances and accruals estimation process provides a high degree of confidence in the amounts established and that the annual allowance amounts provided for would not vary by more than approximately ±3% based on our estimate that our changes in rebate allowances and accruals estimates related to prior years have not exceeded 3%. To illustrate our sensitivity to changes in the rebate allowances and accruals process, as much as a ±10% change in the rebate allowances and accruals provision we recognized in 2005 (which is in excess of three times the level of variability we have recently observed for rebates) would have an approximately $13 million effect on our income before taxes (or less than ±$0.01 per share, after tax). The total rebate allowances and accruals recorded in our Condensed Consolidated Balance Sheets were $58 million as of June 30, 2006 and $50 million as of December 31, 2005.

All of the aforementioned categories of allowances and accruals are evaluated quarterly and adjusted when trends or significant events indicate that a change in estimate is appropriate. Such changes in estimate could materially affect our results of operations or financial position; however, to date they have not been material. However, it is possible that we may need to adjust our estimates in future periods. As of June 30, 2006, our Condensed Consolidated Balance Sheet reflected estimated product sales allowance reserves and accruals totaling approximately $126 million and for the six months ended June 30, 2006, our net product sales were approximately $3,454 million.

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

Income Taxes

Income tax expense is based on income before taxes and is computed using the liability method. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using tax rates projected to be in effect for the year in which the differences are expected to reverse. Significant estimates are required in determining our provision for income taxes. Some of these estimates are based on interpretations of existing tax laws or regulations. Various internal and external factors may have favorable or unfavorable effects on our future effective income tax rate. These factors include, but are not limited to, changes in tax laws, regulations and/or rates, changing interpretations of existing tax laws or regulations, changes in estimates of prior years’ items, past and future levels of R&D spending, and changes in overall levels of income before taxes.

Inventories

Inventories consist of (i) currently marketed products, (ii) products manufactured under contract, (iii) product candidates awaiting regulatory approval, and (iv) currently marketed products manufactured under a new process or at facilities awaiting regulatory approval, all of which are capitalized based on management’s judgment of probable near term commercialization. In addition, inventories include employee stock-based compensation costs capitalized under FAS 123R. The valuation of inventory requires us to estimate the value of inventory that may become obsolete prior to use or that may fail to be released. The determination of obsolete inventory requires us to estimate the future demands for our products, and in the case of pre-approval inventories, an estimate of the regulatory approval date for the product, the manufacturing facility or the new manufacturing process. We may be required to expense previously capitalized inventory costs upon a change in our judgment, due to, among other potential factors, a denial or delay of approval on a product, a manufacturing facility or a new manufacturing process by the necessary regulatory bodies, or new information that suggests that the inventory will not be saleable.

Employee Stock-Based Compensation—Adoption of FAS 123R

On January 1, 2006, we began accounting for employee stock-based compensation in accordance with FAS 123R. Under the provisions of FAS 123R, we estimate the fair value of our employee stock awards at the date of grant using the Black-Scholes option-pricing model, which requires the use of certain subjective assumptions. The most significant of these assumptions are our estimates of the expected volatility of the market price of our stock and the expected term of the award. Due to the redemption of our Special Common Stock in June 1999 (or “Redemption”) by Roche Holdings, Inc. (or “Roche”), there is limited historical information available to support our estimate of certain assumptions required to value our stock options. When establishing an estimate of the expected term of an award, we consider the vesting period for the award, our historical experience of employee stock option exercises (including forfeitures), the expected volatility, and a comparison to relevant peer group data. As required under the accounting rules, we review our valuation assumptions at each grant date and, as a result, our valuation assumptions used to value employee stock-based awards granted in future periods may change.

Further, FAS 123R requires that employee stock-based compensation costs be recognized over the requisite service period, or the vesting period, in a manner similar to all other forms of compensation paid to employees. Accordingly, we recognized employee stock-based compensation as part of our operating expenses and we allocated, in the second quarter of 2006, $34 million to R&D, $41 million to marketing, general and administrative (or “MG&A”), and we recognized a related tax benefit of $28 million. In the first six months of 2006, we allocated $67 million to R&D, $82 million to MG&A, and we recognized a related tax benefit of $54 million. In addition, we capitalized $33 million of employee stock-based compensation costs in inventory as a cost of production during the first six months of 2006. We adopted FAS 123R on a modified prospective basis. Substantially all of the products sold in the first six months of 2006 were manufactured in previous periods when we did not include employee stock-based compensation expense in our production costs; therefore, we did not record any employee stock-based compensation expense as a component of cost of sales during the first six months of 2006. In future periods, when product manufactured after the adoption of FAS 123R is sold or written off, or reserves are required for obsolescence or lack of demand, we will recognize employee stock-based compensation expense in cost of sales. The allocation of employee stock-based compensation costs to each operating expense line and to inventory are estimated based on specific employee headcount information at each grant date and revised, if necessary, in future periods if actual employee headcount information differs materially from those estimates. As a result, the amount of employee stock-based compensation costs we record in future periods in each operating expense line and capitalize in inventory may differ significantly from what we have recorded in the current period. As of June 30, 2006, total compensation cost related to nonvested stock options not yet recognized was $664 million, which is expected to be allocated to expense and production costs over a weighted-average period of 24 months. For the full year 2006, we expect employee stock-based compensation expense to be in the range of $0.15 to $0.17 per diluted share.

At this time, we do not include FAS 123R employee stock-based compensation as a reimbursable expense in our collaborations. Therefore, stock-based compensation expense has not affected contract revenue and collaboration profit sharing expense lines.

There was no stock-based compensation expense related to employee stock options and employee stock purchases recognized under FAS 123R during the three- and six-month periods ended June 30, 2005.

Results of Operations
(In millions, except for per share data)

	Three Months Ended June 30,			Six Months Ended June 30,
	2006	2005	% Change	2006	2005	% Change
Product sales	$1,810	$1,274	42%	$3,454	$2,460	40%
Royalties	316	200	58	602	432	39
Contract revenue	73	53	38	129	96	34
Total operating revenues	2,199	1,527	44	4,185	2,988	40

Cost of sales	284	274	4	546	530	3
Research and development	390	278	40	764	521	47
Marketing, general and administrative	471	352	34	912	663	38
Collaboration profit sharing	259	199	30	485	375	29
Recurring charges related to redemption	26	34	(24)	52	69	(25)
Special items: litigation-related	14	20	(30)	27	31	(13)
Total costs and expenses	1,444	1,157	25	2,786	2,189	27

Operating income	755	370	104	1,399	799	75

Other income (expense):
Interest and other income, net	121	35	246	174	55	216
Interest expense	(18)	(4)	350	(37)	(7)	429
Total other income, net	103	31	232	137	48	185

Income before taxes	858	401	114	1,536	847	81
Income tax provision	327	105	211	584	267	119
Net income	$531	$296	79	$952	$580	64

Earnings per share:
Basic	$0.50	$0.28	79	$0.90	$0.55	64
Diluted	$0.49	$0.27	81	$0.89	$0.54	65

Pretax operating margin	34%	24%		33%	27%
Cost of sales as a % of product sales	16	22		16	22
Research and development as a % of operating revenues	18	18		18	17
Marketing, general and administrative as a % of operating revenues	21	23		22	22
Net income as a % of operating revenues	24	19		23	19
___________
Percentages in this table and throughout management’s discussion and analysis of financial condition and results of operations may reflect rounding adjustments.

Total Operating Revenues

Total operating revenues increased 44% in the second quarter of 2006 and 40% in the first six months of 2006 from the comparable periods in 2005. These increases were primarily due to higher product sales and royalty income, and are further discussed below.

Total Product Sales
(In millions)

	Three Months Ended June 30,			Six Months Ended June 30,
	2006	2005	% Change	2006	2005	% Change
Net U.S. Product Sales
Avastin	$423	$246	72%	$821	$449	83%
Rituxan	526	450	17	1,003	890	13
Herceptin	320	152	111	610	282	116
Tarceva	103	70	47	196	118	66
Xolair	105	80	31	200	145	38
Raptiva	22	21	5	43	38	13
Lucentis	10	-	-	10	-	-
Nutropin products	98	97	1	185	187	(1)
Thrombolytics	62	52	19	121	102	19
Pulmozyme	47	48	(2)	96	92	4
Total U.S. product sales	1,716	1,216	41	3,285	2,303	43

Net product sales to collaborators	94	58	62	169	157	8
Total product sales	$1,810	$1,274	42	$3,454	$2,460	40

Total product sales increased 42% to $1,810 million in the second quarter and 40% to $3,454 million in the first six months of 2006 from the comparable periods in 2005. Total U.S. product sales increased 41% to $1,716 million in the second quarter and 43% to $3,285 million in the first six months of 2006 from the comparable periods in 2005. The increases in U.S. product sales were due to higher sales across most products, in particular higher sales of our oncology products. Increased U.S. sales volume accounted for 88%, or $439 million, of the increase in U.S. net product sales in the second quarter of 2006, and 88%, or $869 million, of the increase in the first six months of 2006. Changes in net U.S. sales prices across the portfolio accounted for most of the remaining increase in net U.S. product sales in the second quarter and first six months of 2006.

Avastin

Net U.S. sales of Avastin increased 72% to $423 million in the second quarter and 83% to $821 million in the first six months of 2006 from the comparable periods in 2005. The increases in sales were primarily a result of increased use of Avastin in first-line non-small cell lung cancer (or “NSCLC”), an unapproved use, in first-line metastatic colorectal cancer (or “mCRC”) in combination with 5FU-based chemotherapy, an approved indication, and in first-line metastatic breast cancer, an unapproved use. Growth in the use of Avastin for the treatment of NSCLC and metastatic breast cancer was due to greater adoption rates during the second quarter and first six months of 2006 as compared to the same periods in 2005. In first-line mCRC patients, we estimate that Avastin penetration was over 70% during the second quarter of 2006 compared to penetration of 64% during the second quarter of 2005. Duration of treatment among patients in the first-line mCRC setting who completed Avastin therapy increased modestly relative to the second quarter of 2005, but was comparable to the first quarter of 2006.

Due to competing products that have entered the market since the first quarter of 2006, we have seen a slight decline in the adoption of Avastin in renal cell carcinoma, an unapproved use of Avastin. There were no price increases in the first sixth months of 2006 or for the full year 2005.

We anticipate that a significant portion of Avastin growth for the remainder of 2006 will come from potential new (but currently unapproved) indications, including metastatic first-line NSCLC and metastatic first-line breast cancer.

In May 2006, Thompson Micromedex, the reviewers and publishers of the U.S. Pharmacopeia Drug Information® (or “USP DI”) compendium, accepted Avastin for the treatment of first-line metastatic breast cancer in combination with paclitaxel. A review that is deemed acceptable by the USP DI supports Medicare reimbursement by statute and facilitates reimbursement with private payers.

On April 11, 2006, we submitted an sBLA to the FDA for use of Avastin in first-line treatment of advanced, non-small cell lung cancer other than predominant squamous histology, in combination with platinum based chemotherapy.

On May 25, 2006, we submitted an sBLA to the FDA for Avastin in combination with taxane chemotherapy for patients who have not previously received chemotherapy for locally recurrent or metastatic breast cancer. We requested, and the FDA granted, a Priority Review of the application with an action date no later than November 23, 2006. However, the FDA has requested that we provide additional documentation from the trial underlying the submission, and we believe the time required to respond to their requests will extend the review period beyond the November 23, 2006 action date.

On June 26, 2006, we announced that we stopped a Phase III trial of Avastin in combination with gemcitabine chemotherapy as first-line treatment for advanced pancreatic cancer at the recommendation of an independent data monitoring board, based on an interim analysis indicating that it is very unlikely that significant differences in overall survival would occur between treatment arms as the data mature.

On July 31, 2006, Roche announced that an international Phase III study of Avastin in combination with chemotherapy (FOLFOX or XELOX) for the treatment of previously untreated metastatic colorectal cancer met a primary endpoint and showed a 20 percent improvement in progression-free survival compared to chemotherapy alone (FOLFOX or XELOX). The benefit observed in this study was statistically significant, but the magnitude of the benefit was less than that observed in previous studies of Avastin in metastatic colorectal cancer. In addition, some variability in treatment benefit was observed in a variety of subsets studied and further analyses will be required to fully understand this variability.

Rituxan

Net U.S. sales of Rituxan increased 17% to $526 million in the second quarter and 13% to $1,003 million in the first six months of 2006 from the comparable periods in 2005. Net U.S. sales in the first half of 2005 included $10 million for a reorder to replace a shipment that was destroyed while in transit to a wholesaler. The sales growth resulted from increased use of Rituxan in NHL and chronic lymphocytic leukemia (or “CLL”), including areas of unapproved use. We estimate that Rituxan’s overall adoption rate in combined markets of non-Hodgkin’s lymphoma (or “NHL”), including areas of unapproved use, and CLL, an unapproved use, was 82% at the end of the second quarter of 2006 compared to 78% at the end of the second quarter of 2005. Also contributing to the increase in product sales were price increases effective on July 6, 2005, October 5, 2005 and March 29, 2006.

We and Biogen Idec submitted an sBLA to the FDA for the use of Rituxan in combination with chemotherapy as first-line treatment for low-grade or follicular, CD20-positive, NHL. The FDA requested that we separate our single submission into three separate submissions. The first submission, for Rituxan in combination with CVP (cyclophosphamide, vincristine, prednisone) chemotherapy, has been granted priority review with an FDA action date of September 29, 2006. The second submission for Rituxan following CVP chemotherapy for patients who achieved a response of stable disease or better, has been granted priority review with an FDA action date of September 29, 2006. However, the FDA has requested additional documentation from the trial underlying this submission, and our response to the FDA may extend beyond the action date. The third submission, for Rituxan in combination with CHOP chemotherapy, was accepted for standard review. However, the Phase II study that the filing was based on was not designed as a stand-alone, registrational study, and accordingly, we have withdrawn the submission.

Rituxan, for the treatment of adult patients with moderately-to-severely active RA, was launched in the first quarter of 2006. There are significant hurdles to reliably measuring the portion of Rituxan sales attributable to RA and we do not expect to be able to precisely attribute revenues to the RA indication (or any other non-oncology indication) in the near term.

Herceptin

Net U.S. sales of Herceptin increased 111% to $320 million in the second quarter and 116% to $610 million in the first six months of 2006 from the comparable periods in 2005. The sales growth resulted from increased use of

Herceptin in the treatment of early stage HER2-positive breast cancer, an unapproved use, increased treatment of first-line HER2-positive metastatic breast cancer and increased cumulative duration of therapy relative to the comparable periods in 2005. In first-line HER2-positive metastatic breast cancer patients, we estimate that Herceptin’s penetration was 70% during the second quarter 2006 compared to penetration of 63% during the second quarter of 2005. We believe that continued Herceptin sales growth will primarily occur in early stage patients. Also contributing to the increase in product sales, to a lesser extent, was a price increase effective on March 29, 2006.

Tarceva

Net U.S. sales of Tarceva increased 47% to $103 million in the second quarter and 66% to $196 million in the first six months of 2006 from the comparable periods in 2005, in part due to growth in penetration in second-line NSCLC and first-line pancreatic cancer. In the first sixth months of 2006, we estimate that Tarceva’s penetration averaged 34% in second-line NSCLC and 39% in first-line pancreatic cancer. Also affecting our product sales were price increases effective on April 5, 2005 and November 9, 2005. Future sales growth in NSCLC will depend on further gains in penetration against chemotherapy within second-line NSCLC and increased duration of therapy.

Xolair

Net U.S. sales of Xolair increased 31% to $105 million in the second quarter and 38% to $200 million in the first six months of 2006 from the comparable periods in 2005. The sales growth was primarily driven by an increase in patient usage and, to a lesser extent, price increases effective on July 21, 2005 and April 4, 2006.

Raptiva

Net U.S. sales of Raptiva increased 5% to $22 million in the second quarter and 13% to $43 million in the first six months of 2006 from the comparable periods in 2005. The increases in product sales were primarily due to price increases effective on April 21, 2005 and November 17, 2005.

Lucentis

We received FDA approval to market Lucentis on June 30, 2006 and made initial product shipments of $10 million to distributors that same day.

Nutropin Products

Combined net U.S. sales of our Nutropin products increased 1% to $98 million in the second quarter of 2006 compared to the second quarter of 2005 and decreased 1% to $185 million in the first six months of 2006 from the comparable period in 2005. Nutropin sales volume decreased in 2006 from the comparable periods in 2005 due to declining new patient market share and the loss of managed care product placement due to price discounting by competitors. The decrease in sales volume was partially offset by a price increase effective on January 10, 2006.

Thrombolytics

Combined net U.S. sales of our three thrombolytics products, Activase, Cathflo Activase, and TNKase, increased 19% to $62 million in the second quarter and 19% to $121 million in the first six months of 2006 from the comparable periods in 2005. The increases were due to growth in Cathflo Activase sales in the catheter clearance market and increased Activase sales in the acute ischemic stroke market. Also contributing to the increases in product sales was a price increase effective on February 14, 2006.

Pulmozyme

Net U.S. sales of Pulmozyme in the second quarter of 2006 were $47 million, essentially flat compared to the second quarter of 2005. In the first six months of 2006, Pulmozyme sales increased 4% to $96 million from the comparable period in 2005, primarily reflecting a greater focus on aggressive treatment of cystic fibrosis early in the course of the disease and, to a lesser extent, a price increase effective on April 26, 2005.

Sales to Collaborators

Product sales to collaborators, the majority of which were for non-U.S. markets, increased 62% to $94 million in the second quarter and 8% to $169 million in the first six months of 2006 from the comparable periods in 2005. The increases were primarily due to higher sales of Avastin to Hoffmann-La Roche; partially offset by the decrease of Enbrel® sales to Amgen due to the cancellation of our obligation to manufacture Enbrel® for Amgen in the second quarter of 2005.

For the full year 2006, given Roche’s higher supply needs, we expect sales to collaborators to increase by approximately 40% over the $326 million in 2005.

Royalties

Royalty revenues increased 58% to $316 million in the second quarter and 39% to $602 million in the first six months of 2006 from the comparable periods in 2005. The increases were primarily due to higher sales by Hoffmann-La Roche of our Herceptin, Avastin and Rituxan products. Of the overall royalties received, royalties from Hoffmann-La Roche represented approximately 65% in the second quarter of 2006 and 62% in the first six months of 2006 as compared to approximately 55% in the second quarter of 2005 and 50% in the first six months of 2005. For the full year 2006, we expect royalties to increase by approximately 35% compared to $935 million in 2005, based on higher sales forecasts from our licensees, in particular Roche.

We have confidential licensing agreements with a number of companies on U.S. Patent No. 6,331,415 and No. 4,816,567 (the “Cabilly patents”), under which we receive royalty revenue on sales of products that are covered by one or more of the Cabilly patents. The ‘567 patent expired in March 2006, while the ‘415 patent expires in December 2018. The licensed products for which we receive the most significant Cabilly royalties are Humira®, Remicade®, Synagis® and ERBITUX®. Cabilly royalties affect three lines on our Condensed Consolidated Statement of Income:  (i) We record gross royalties we receive from Cabilly patent licensees as royalty revenue; (ii) On royalties we receive from Cabilly licensees, we in turn pay City of Hope National Medical Center (or “COH”) a percentage of our royalty income and these payments to COH are recorded with our MG&A expenses as royalty expense; (iii) We pay royalty expenses directly to COH on sales of our products that are covered by the Cabilly patents and these payments to COH are recorded in cost of sales (or “COS”). The overall net after-tax contribution from revenues and expenses related to the Cabilly patents was approximately $11 million in the second quarter of 2006, or approximately $0.01 per diluted share, and $30 million in the first six months of 2006, or approximately $0.03 per diluted share. We expect our full year 2006 Cabilly related net income after taxes to be approximately $0.06 per diluted share. See also Note 4, “Contingencies” in the Notes to Condensed Consolidated Financial Statements of Part I, Item 1 of this Form 10-Q for further information on our Cabilly patent reexamination.

Cash flows from royalty income include revenues denominated in foreign currencies. We currently purchase foreign currency put option contracts (or “options”) and enter into foreign currency forward contracts to hedge these foreign currency cash flows. The terms of these options and forwards are generally one to five years. See also Note 1, “Summary of Significant Accounting Policies—Derivative Financial Instruments” in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.

Contract Revenues

Contract revenues increased 38% to $73 million in the second quarter and 34% to $129 million in the first six months of 2006 from the comparable periods in 2005. The increases were primarily due to higher contract revenues from Biogen Idec, driven by higher reimbursements related to R&D development efforts primarily on Rituxan (immunology and hematology/oncology) and our second-generation humanized anti-CD20 molecule (ocrelizumab). Also contributing to the increases were higher contract revenues from Hoffmann-La Roche driven by higher reimbursements related to R&D development efforts primarily on ocrelizumab and Avastin. See “Related Party Transactions” below for more information on contract revenue from Hoffmann-La Roche.

Contract revenues vary each quarter and are dependent on a number of factors, including the timing and level of reimbursements from ongoing development efforts, milestones and opt-in payments received, and new contract arrangements. For the full year 2006, we expect contract revenues to be relatively flat as compared to $210 million in 2005.

Cost of Sales

COS as a percentage of product sales was 16% in the second quarter and first six months of 2006 compared to 22% in the second quarter and first six months of 2005. This decrease is primarily due to increased sales volume of our higher margin products (primarily oncology products), one-time charges of $41 million in the second quarter of 2005, representing payments to Amgen Inc. and another collaborator to cancel and amend certain future manufacturing obligations, and the discontinuation of our lower margin Enbrel® sales to Amgen in the second quarter of 2005.

For the full year 2006, we expect COS to be approximately 16% of net product sales, compared to 18% in 2005. We expect continued quarter-to-quarter variability based on product volume and mix changes, and there is always potential for an increase in COS if we have unforeseen manufacturing, contract manufacturing, or inventory related issues.

Research and Development

R&D expenses increased 40% to $390 million in the second quarter and 47% to $764 million in the first six months of 2006 from the comparable periods in 2005. The higher levels of expenses reflect increased activity across our entire product portfolio, including increased spending on late-stage clinical trials (notably Avastin and Rituxan Immunology) and early stage projects, higher research expenses due to increased headcount and headcount related expenses and higher clinical manufacturing expenses in support of our clinical trials. Also contributing to the increases were post-marketing studies on new and existing indications for Avastin, Rituxan and Tarceva. In addition, R&D expenses included $34 million in the second quarter and $67 million in the first six months of 2006 of employee stock-based compensation expense related to FAS 123R.

R&D as a percentage of operating revenues was 18% in the second quarters of 2006 and 2005. R&D as a percentage of operating revenues was 18% in the first six months of 2006 compared to 17% in the same period of 2005. We expect R&D absolute dollar spending in 2006 to increase over 2005 levels due to continued investment in our late stage pipeline, the addition of new internally-generated programs in the early stage pipeline and planned incremental in-licensing investments in the second half of 2006.

The major components of R&D expenses were as follows (in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
Research and Development	2006	2005	% Change	2006	2005	% Change
Product development (including post marketing)	$301	$210	43%	$584	$390	50%
Research	75	55	36	149	106	41
In-licensing	14	13	1	31	25	24
Total R&D	$390	$278	40	$764	$521	47

Marketing, General and Administrative

MG&A expenses increased 34% to $471 million in the second quarter and 38% to $912 million in the first six months of 2006 from the comparable periods in 2005. The increases were primarily due to:  (i) an increase of $63 million in the second quarter and $130 million for the first six months of 2006 in commercial spending primarily in support of launch activities related to Lucentis for AMD and Rituxan for RA and pre-launch activities related to Avastin for the potential lung and breast cancer indications; (ii) $41 million in the second quarter and $82 million for the first six months of 2006 of employee stock-based compensation expense related to FAS 123R; and (iii) an increase of $15 million in the second quarter and $37 million for the first six months of 2006 in support of our continued corporate growth and infrastructure needs, including headcount growth and the related growth in facilities and systems infrastructure, and higher legal costs.

MG&A as a percentage of operating revenues was 21% in the second quarter of 2006 as compared to 23% for the comparable period in 2005 and 22% for the first six months of 2006 and 2005. MG&A absolute dollar spending is expected to increase during the remainder of 2006 primarily driven by higher costs in support of recently launched products and anticipated launches of potential new product indications, and continued support of our corporate growth and infrastructure needs, including headcount growth and the related growth in facilities and systems infrastructure, and also to support patient access programs.

Collaboration Profit Sharing

Collaboration profit sharing expenses increased 30% to $259 million in the second quarter and 29% to $485 million in the first six months of 2006 from the comparable periods in 2005 primarily due to higher sales of Rituxan, Xolair and Tarceva and the related profit sharing expenses. For the full year 2006, our collaboration profit sharing expenses are expected to grow in proportion to our Rituxan, Xolair and Tarceva sales growth.

Recurring Charges Related to Redemption

We record recurring charges related to the June 1999 redemption of our Special Common Stock and push-down accounting (see discussion below in “Relationship with Roche—Redemption of Our Special Common Stock”). These charges were $26 million in the second quarter of 2006 and $34 million in the second quarter of 2005; and $52 million in the first six months of 2006 and $69 million for the first six months of 2005, and were comprised of the amortization of Redemption-related other intangible assets in the periods presented.

Special Items: Litigation-Related

We recorded accrued interest and bond costs related to the COH trial judgment of $14 million for the second quarter of 2006 and $20 million in the second quarter of 2005, and $27 million for the first six months of 2006 and $31 million for the first six months of 2005.  We expect that we will continue to incur interest charges on the judgment and service fees on the surety bond each quarter throughout the process of appealing the COH trial results. The amount of cash paid, if any, or the timing of such payment in connection with the COH matter will depend on the outcome of the California Supreme Court’s review of the matter; however, we expect that it may take longer than one year to resolve this matter. Also included in this line are net amounts paid in the second quarter and first six months of 2005 related to other litigation settlements. See Note 4, “Contingencies,” in the Notes to the Condensed Consolidated Financial Statements of Part I, Item 1 of this Form 10-Q for further information regarding our litigation.

Operating Income

Operating income was $755 million in the second quarter of 2006, a 104% increase from the second quarter of 2005, and $1,399 million in the first six months of 2006, a 75% increase from the comparable period in 2005. Our operating income as a percentage of operating revenues (or “pretax operating margin”) was 34% in the second quarter of 2006 and 24% in the second quarter of 2005, and was 33% in the first six months of 2006 and 27% in the first six months of 2005.

Other Income, Net

	Three Months Ended June 30,				Six Months Ended June 30,
Other Income, Net	2006	2005	% Change		2006	2005	% Change
	(In millions)
Gains on sales of biotechnology equity securities and other	$66	$1	*	%	$69	$1	*	%
Write-downs of biotechnology debt, equity securities and other	-	-	-		-	(4)	(100)
Interest income	54	34	59		103	58	78
Interest expense	(18)	(4)	350		(37)	(7)	429
Other miscellaneous income	1	-	*		2	-	*
Total other income, net	$103	$31	232		$137	$48	185
___________
*	Calculation not meaningful.

The components of other income, net changed primarily due to gains on sales of biotechnology equity securities resulting from Amgen’s acquisition of Abgenix and from Pfizer’s acquisition of Rinat, and the effects of our debt issuance in July 2005. Investment income increased as a result of the higher interest rates and bond yields in 2006 combined with higher average cash balances. Interest expense increased due to the debt service costs incurred in the second quarter and first six months of 2006.

For the full year 2006 we expect interest income, net of interest expense to be approximately 30% higher than 2005 levels, subject to changes in interest rates.

Income Tax Provision

Our effective income tax rate was 38% in the second quarter and first six months of 2006, as compared to 26% in the second quarter and 32% in the first six months of 2005. The increases in the income tax rate over 2005 primarily relate to a one-time benefit of approximately $39 million from recognizing additional R&D tax credits in the second quarter of 2005. In addition, the increases in the tax rate reflect higher income before taxes and the December 31, 2005 expiration of provisions in federal tax law for the R&D tax credit. If legislation to extend the R&D tax credit is passed, we will record a tax benefit for R&D tax credits at that time.

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

Liquidity and Capital Resources

Liquidity and Capital Resources	June 30, 2006	December 31, 2005
	(In millions)
Unrestricted cash, cash equivalents, short-term investments and long-term marketable debt and equity securities	$3,927	$3,814
Net receivable - equity hedge instruments	68	73
Total unrestricted cash, cash equivalents, short-term investments, long-term marketable debt and equity securities, and equity hedge instruments	$3,995	$3,887
Working capital	$2,832	$2,726
Current ratio	2.6:1	2.6:1

Unrestricted cash, cash equivalents, short-term investments and long-term marketable securities, including the fair value of the equity hedge instruments, were approximately $4.0 billion at June 30, 2006, an increase of approximately $108 million from December 31, 2005. This increase primarily reflects cash generated from operations, partially offset by cash used for purchases of available-for-sale securities, repurchases of our Common Stock, capital expenditures and an increase in tax payments. To mitigate the risk of market value fluctuation, certain of our biotechnology marketable equity securities are hedged with zero-cost collars and forward contracts, which are carried at fair value. See Note 1, “Summary of Significant Accounting Policies—Comprehensive Income,” in the Notes to the Condensed Consolidated Financial Statements of Part I, Item 1 of this Form 10-Q for further information regarding activity in our marketable investment portfolio and derivative instruments.

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

Our “accounts receivable—product sales” was $663 million at June 30, 2006, an increase of $109 million from December 31, 2005. The increase is primarily due to higher product sales of Herceptin, Avastin, and Rituxan. The average collection period of our “accounts receivable—product sales” as measured in days of sales outstanding (or “DSO”) was 33 days in the second quarter 2006, as compared to 36 days in the second quarter of 2005 and 34 days in the first quarter 2006. The decline in DSO from the second quarter of 2005 reflects the termination of the extended payment term incentive program in the first quarter of 2005. For newly launched products, we may offer, for a limited period of time, extended payment terms to wholesalers. In conjunction with our launch of Lucentis on June 30, 2006, we have offered extended payment terms to certain wholesalers, generally an additional 90 days. As a result, we expect a slight increase in our DSO in the fourth quarter of 2006 resulting from those extended payment terms.

Our inventory balance was $909 million at June 30, 2006, an increase of $206 million from December 31, 2005. The increase is primarily due to bulk production of our Herceptin and Avastin products. Inventory also increased in the first six months of 2006 due to non-cash employee stock-based compensation costs of $33 million that were capitalized in inventory pursuant to our adoption of FAS 123R.

Cash Used in Investing Activities

Cash used in investing activities primarily relates to purchases, sales and maturities of investments and capital expenditures. Capital expenditures were $538 million during the first six months of 2006 compared to $730 million during the first six months of 2005. Capital expenditures in the first six months of 2006 included ongoing construction of our second manufacturing facility in Vacaville, California, start-up and validation costs at our manufacturing facility in Oceanside, California, the purchase of a second facility in Oceanside, purchase of equipment and information systems, and ongoing expenditures to support our corporate infrastructure needs. Included in capital expenditures in the first six months of 2005 is $408 million in cash plus $9 million in closing costs related to the purchase of our manufacturing facility in Oceanside, California.

We currently anticipate that our capital expenditures for the full year 2006 will be approximately $1.4 billion, primarily driven by manufacturing expansion due to ongoing construction of our second manufacturing facility in Vacaville, start-up and validation of our Oceanside manufacturing facilities and, for projects related to existing facilities, increases in office space, and land purchases.

Cash Used in Financing Activities

Cash used in financing activities is primarily related to activity under our employee stock plans and our stock repurchase program. We used cash for stock repurchases of $540 million during the first six months of 2006 and $161 million during the first six months of 2005 pursuant to our stock repurchase program approved by our Board of

Directors. We also received $187 million during the first six months of 2006 and $465 million during the first six months of 2005 related to stock option exercises and stock issuances under our employee stock plans.

Prior to our adoption of FAS 123R, the tax benefit from stock option exercises was reported as operating cash flows. FAS 123R requires excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid. At June 30, 2006, the excess tax benefit from stock-based compensation arrangements was $90 million.

During 2006, our total cash, unrestricted cash equivalents, short-term investments and marketable securities are expected to decline modestly relative to the level at December 31, 2005 due to cash requirements for capital expenditures, share repurchases under our stock repurchase program, and other uses of working capital. We believe our existing unrestricted funds, together with funds provided by operations and our debt issuance in July 2005 will be sufficient to meet our expected future operating cash requirements. See “Our affiliation agreement with Roche Holdings, Inc. could adversely affect our cash position” below in Part II, Item 1A “Risk Factors” of this Form 10-Q for factors that could negatively affect our cash position.

On April 19, 2006, the Board of Directors approved an extension of our stock repurchase program for the repurchase of up to an additional $2.0 billion of our Common Stock for a total of $6.0 billion through June 30, 2007. The Board also amended the current repurchase program by increasing the maximum number of shares that can be repurchased from 80 million to 100 million shares. Under this stock repurchase program, purchases may be made in the open market or in privately negotiated transactions from time to time at management’s discretion. Genentech also may engage in transactions in other Genentech securities in conjunction with the repurchase program, including certain derivative securities. Genentech intends to use the repurchased stock to offset dilution caused by the issuance of shares in connection with Genentech’s employee stock plans. Although there are currently no specific plans for the shares that may be purchased under the program, our goals for the program are (i) to make prudent investments of our cash resources; (ii) to allow for an effective mechanism to provide stock for our employee stock plans; and (iii) to address provisions of our affiliation agreement with Roche relating to maintaining Roche’s minimum ownership percentage. See below in “Relationship with Roche” for more information on Roche’s minimum ownership percentage. We have entered into Rule 10b5-1 trading plans to repurchase shares in the open market during those periods each quarter when trading in our stock is restricted under our insider trading policy. The current trading plan covers approximately four million shares and will run through June 30, 2007.

Our shares repurchased during the first six months of 2006 were as follows (shares in millions):

	Total Number of Shares Purchased in 2006	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1-31, 2006	0.9	$88.37
February 1-28, 2006	0.7	85.31
March 1-31, 2006	1.0	84.24
April 1-30, 2006	0.7	80.31
May 1-31, 2006	2.1	78.83
June 1-30, 2006	1.2	79.30
Total	6.6	$81.92	56	44

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

Leases

In December 2004, we entered into a Master Lease Agreement with Slough SSF, LLC for the lease of property adjacent to our South San Francisco campus. For accounting purposes, due to the nature of our involvement with the construction of the buildings, we are considered to be the owner of the assets during the construction period through the lease commencement date, even though the funds to construct the building shell and some infrastructure costs are paid by the lessor. In the first six months of 2006, we capitalized $61 million of construction costs in property, plant and equipment, for a project-to-date capitalized total of $155 million. We have also recognized a corresponding amount as a construction financing obligation in “long-term debt” in the accompanying Condensed Consolidated Balance Sheets. We expect, at the time of completion of the project, if all the buildings and infrastructure were completed by the lessor, our construction asset and related obligation may be as much as $365 million, excluding costs related to leasehold improvements. Our aggregate lease payments as contemplated by the Master Lease Agreement through 2020 will be approximately $544 million.

Contractual Obligations

During the first six months of 2006, we believe there have been no significant changes in our payments due under contractual obligations as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005.

Contingencies

We are party to various legal proceedings, including patent infringement litigation and licensing and contract disputes, and other matters. See Note 4, “Contingencies,” in the Notes to Condensed Consolidated Financial Statements of Part 1, Item 1 of this Form 10-Q for further information.

Relationship with Roche

Redemption of Our Special Common Stock

On June 30, 1999, we redeemed all of our outstanding Special Common Stock held by stockholders other than Roche Holdings, Inc. (or “Roche”) at a price of $10.31 per share in cash with funds deposited by Roche for that purpose. We refer to this event as the “Redemption.” As a result, on that date, Roche’s percentage ownership of our outstanding Common Stock increased from 65% to 100%. Consequently, under GAAP, we were required to use push-down accounting to reflect in our financial statements the amounts paid for our stock in excess of our net book value. Push-down accounting required us to record $1,686 million of goodwill and $1,499 million of other intangible assets on our balance sheet on June 30, 1999. Refer to Note 5, “Other Intangible Assets,” in the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2005 for further information about these intangible assets.

Roche’s Ability to Maintain Its Percentage Ownership Interest in Our Stock

We issue additional shares of Common Stock in connection with our stock option and stock purchase plans, and we may issue additional shares for other purposes. Our affiliation agreement with Roche provides, among other things, that with respect to any issuance of Common Stock by us in the future, we will repurchase a sufficient number of shares so that immediately after such issuance the percentage of our Common Stock owned by Roche will be no lower than 2% below the “Minimum Percentage” (as defined below), provided however, as long as Roche’s percentage ownership is greater than 50%, prior to issuing any shares, we will repurchase a sufficient number of shares of our Common Stock such that, immediately after our issuance of shares, Roche’s percentage ownership will be greater than 50%. The Minimum Percentage equals the lowest number of shares of our Common Stock owned by Roche since the July 1999 offering (to be adjusted for dispositions of shares of our Common Stock by Roche as well as for stock splits or stock combinations) divided by 1,018,388,704, the number of shares of our Common Stock outstanding at the time of the July 1999 offering, as adjusted for stock splits. We have repurchased shares of our Common Stock since 2001 (see discussion above in Liquidity and Capital Resources). The affiliation agreement also provides that, upon Roche’s request, we will repurchase shares of our Common Stock to increase Roche’s ownership to the Minimum Percentage. In addition, Roche will have a continuing option to buy stock from us at prevailing market prices to maintain its percentage ownership interest. The Minimum Percentage at June 30, 2006 was 57.7% and, under the terms of the affiliation agreement, Roche’s ownership percentage is to be no lower than 55.7%. At June 30, 2006, Roche’s ownership percentage was 55.8%.

Related Party Transactions

We enter into transactions with our related parties, Roche and other Roche affiliates (including Hoffmann-La Roche) and Novartis AG and other Novartis affiliates (or “Novartis”), under existing agreements in the ordinary course of business. The accounting policies we apply to our transactions with our related parties are consistent with those applied in transactions with independent third-parties and all related party agreements are negotiated on an arm’s-length basis.

In our royalty and supply arrangements with related parties, we are the primary obligor because we bear the manufacturing risk, general inventory risk, and the risk to defend our intellectual property. Because we are the primary obligor, we record our transactions gross in accordance with EITF Issue No. 99-19, “Reporting Revenue Gross as a Principal Versus Net as an Agent.” Otherwise our transactions are recorded net.

Hoffmann-La Roche

Under our existing arrangements with Hoffmann-La Roche, including our licensing and marketing agreement, we recognized contract revenue from Hoffmann-La Roche, including amounts earned related to ongoing development activities, of $21 million in the second quarter of 2006 and $19 million in the second quarter of 2005, and $40 million in the first six months of 2006 and $35 million in the first six months of 2005. All other revenues from Hoffmann-La Roche and their affiliates, principally royalties and product sales, which are included in product sales to collaborators, totaled $280 million in the second quarter of 2006 and $134 million in the second quarter of 2005, and $504 million in the first six months of 2006 and $290 million in the first six months of 2005. COS included amounts related to Hoffmann-La Roche of $64 million in the second quarter of 2006 and $27 million in the second quarter of 2005, and $113 million in the first six months of 2006 and $74 million in the first six months of 2005. Our reported R&D expenses included $58 million in the second quarter of 2006 and $37 million in the second quarter of 2005, and $101 million in the first six months of 2006 and $73 million in the first six months of 2005, related to development activities undertaken on projects on which we collaborate with Hoffmann-La Roche.

In July 2006, we signed two new product supply agreements with F. Hoffmann-La Roche which supplement and supersede existing product supply agreements with F. Hoffmann-La Roche. Under a short-term supply agreement, F. Hoffmann-La Roche has agreed to purchase specified amounts of Herceptin, Avastin and Rituxan through 2008. Under a longer-term supply agreement, F. Hoffmann-La Roche has agreed to purchase specified amounts of Herceptin and Avastin through 2012 and, on a perpetual basis, either party may order other collaboration products from the other party, including Herceptin and Avastin after 2012, pursuant to certain forecast terms. The longer-term supply agreement also provides that either party may terminate its obligation to purchase and/or supply Avastin and/or Herceptin with six years notice on or after December 31, 2007.

Novartis

Based on information available to us at the time of filing this Form 10-Q, we believe the Novartis Group holds approximately 33.3% of the outstanding voting shares of Roche Holding Ltd. As a result of this ownership, the Novartis Group is deemed to have an indirect beneficial ownership interest under FAS 57 “Related Party Disclosures” of more than 10% of our voting stock.

We have an agreement with Novartis Pharma AG (a wholly owned subsidiary of Novartis AG) under which Novartis Pharma AG has the exclusive right to develop and market Lucentis outside of the U.S. for indications related to diseases or disorders of the eye. As part of this agreement, the parties share the cost of certain of our ongoing development expenses for Lucentis.

We, along with Novartis Pharma AG and Tanox, Inc., are co-developing Xolair in the U.S. We and Novartis Pharmaceutical Corporation are co-promoting Xolair in the U.S. and we both make certain joint and individual payments to Tanox; our joint and individual payments are in the form of royalties. We record all sales and cost of sales in the U.S. and Novartis markets the product and records all sales and COS in Europe. We and Novartis share the resulting U.S. and European operating profits, respectively, according to prescribed profit-sharing percentages. We are currently supplying Xolair and receive cost plus a mark-up similar to other supply arrangements. Beginning in the third quarter of 2006, Novartis will supply Xolair and receive cost plus a mark-up. On January 20, 2006, Novartis received FDA approval to manufacture bulk supply of Xolair at their Huningue production facility in France. Production costs of Xolair may initially be higher than those currently reflected in our COS as a result of the production shift from us to Novartis until production economies of scale can be achieved by Novartis.

Contract revenue from Novartis related to manufacturing, commercial and ongoing development activities was $13 million in the second quarter of 2006 and $11 million in the second quarter of 2005, and $23 million in the first six months of 2006 and $22 million in the first six months of 2005. Revenue from Novartis related to product sales was not material in the second quarters and first six months of 2006 and 2005. COS was not material in the second quarter and first six months of 2006, and was $12 million in the second quarter of 2005 and $15 million in the first six months of 2005, which included a one-time payment in the second quarter of 2005 related to our release from future manufacturing obligations. Our reported R&D expenses included $19 million in the second quarter of 2006 and $10 million in the second quarter of 2005, and $45 million in the first six months of 2006 and $21 million in the first six months of 2005 related to development activities undertaken on products on which we collaborate with Novartis. Collaboration profit sharing payments from us to Novartis were $48 million in the second quarter of 2006 and $29 million in the second quarter of 2005, and $91 million in the first six months of 2006 and $52 million in the first six months of 2005.

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

General Option Information

Summary of Option Activity
(Shares in millions)

		Options Outstanding
	Shares Available for Grant	Number of Shares	Weighted-Average Exercise Price
December 31, 2004	102	94	$32.32
Grants	(20)	20	84.01
Exercises	-	(29)	25.88
Cancellations	2	(2)	42.16
December 31, 2005	84	83	$46.64
Grants	(1)	1	84.59
Exercises	-	(4)	30.28
Cancellations	1	(1)	60.10
June 30, 2006 (Year to date)	84	79	$48.09

In-the-Money and Out-of-the-Money Option Information
(Shares in millions)

	Exercisable		Unexercisable		Total
As of June 30, 2006	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price
In-the-Money	41	$30.80	20	$48.71	61	$36.61
Out-of-the-Money(1)	-	-	18	$86.27	18	$86.27
Total Options Outstanding	41		38		79
___________
(1)	Out-of-the-money options are those options with an exercise price equal to or greater than the fair market value of Genentech Common Stock, $81.80, at the close of business on June 30, 2006.

Dilutive Effect of Options

Net grants, as a percentage of outstanding shares, were 0.05% for the six months ended June 30, 2006, 1.70% for the year ended December 31, 2005 and 1.83% for the year ended December 31, 2004.

Equity Compensation Plan Information

Our stockholders have approved all of our equity compensation plans under which options are outstanding.

******

This report contains forward-looking statements regarding the effect of accounting changes concerning sabbatical leave on our earnings per share; our Horizon 2010 strategy of bringing 20 new molecules into clinical development, 15 major new products or indications onto the market, becoming the number one U.S. oncology company in sales and achieving certain financial growth measures; our ability to successfully integrate new employees; Avastin, Herceptin and Tarceva sales growth and launches of new products; Cabilly related net income; royalty and contract revenues; cost of sales as a percentage of net product sales; research and development and marketing, general and administrative spending; sales to collaborators; interest income; capital expenditures and construction costs; collaboration profit sharing expenses; the level of our cash, unrestricted cash equivalents, short-term investments and marketable securities, our ability to meet our foreseeable operating cash requirements; our level of contractual obligations; the effects of new regulations relating to hospital and physician payment and the Competition Acquisition Program on our revenues; the effect of product distribution changes on our results of operations; rebate allowances and accruals, days of sales outstanding, employee stock-based compensation expense, and supply of Xolair by Novartis.

These forward-looking statements involve risks and uncertainties, and the cautionary statements set forth below and those contained in “Risk Factors” identify important factors that could cause actual results to differ materially from those predicted in any such forward-looking statements. Such factors include, but are not limited to, unexpected safety, efficacy or manufacturing issues, additional time requirements for data analysis, BLA preparation and decision making, FDA actions or delays, failure to obtain FDA approval, competition, pricing, the ability to supply product and meet demand for our products, product withdrawals and new product approvals and launches, our ability to protect our proprietary rights, unanticipated expenses such as litigation or legal settlement expenses or equity securities write-downs, fluctuations in royalties and contract revenues, increased costs of sales, research and development and management, general and administrative expenses, fluctuations in interest rates, increased capital expenditures including greater than expected construction and validation costs, our indebtedness and ability to pay our indebtedness, actions by Roche that are adverse to our interests, decreases in third party reimbursement rates, timely payment by customers for our products, reaction to and acceptance by distributors of changes to our distribution strategy, sabbatical leave expense, the ability of management and others to integrate new employees, the ability of Novartis to manufacture and supply Xolair, and the number of options granted to employees, Genentech’s stock price and certain valuation assumptions concerning Genentech stock. We disclaim and do not undertake any obligation to update or revise any forward-looking statement in this Form 10-Q.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Our market risks at June 30, 2006 have not changed materially from those discussed in Item 7A of our Form 10-K for the year ended December 31, 2005 on file with the Securities and Exchange Commission. See also Note 1, “Summary of Significant Accounting Policies—Derivative Financial Instruments” section in the Notes to Condensed Consolidated Financial Statements in Part I of this Form 10-Q.

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

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings

See Note 4, “Contingencies,” in the Notes to Condensed Consolidated Financial Statements of Part I, Item 1 of this Form 10-Q for a description of legal proceedings, including patent infringement litigation, as well as certain business and contract disputes and other matters.

See also Item 3 of Part I of our report on Form 10-K for the year ended December 31, 2005 and Item 1 of Part II of our report on Form 10-Q for the quarter ended March 31, 2006.

Item 1A.  Risk Factors

This Form 10-Q contains forward-looking information based on our current expectations. Because our actual results may differ materially from any forward-looking statements we make or that are made on our behalf, this section includes a discussion of important factors that could affect our actual future results, including, but not limited to, our product sales, royalties, contract revenues, expenses, net income and earnings per share.

The successful development of biotherapeutics is highly uncertain and requires significant expenditures

Successful development of biotherapeutics is highly uncertain. Products that appear promising in research or development may be delayed or fail to reach later stages of development or the market for several reasons including:

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

•	Difficulties formulating the product, scaling the manufacturing process or in getting approval for manufacturing.

•	Manufacturing costs, pricing or reimbursement issues, or other factors that make the product uneconomical.

•	The proprietary rights of others and their competing products and technologies that may prevent the product from being developed or commercialized.

•	The contractual rights of our collaborators or others that may prevent the product from being developed or commercialized.

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

We may not obtain necessary regulatory approvals on a timely basis, if at all, for any of the products we are developing or manufacturing or we may not maintain necessary regulatory approvals for our existing products, and all of the following could have a material adverse effect on our business:

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

In order to maintain adequate supply to keep up with growing demand for our products, we must successfully implement a number of manufacturing capacity enhancement projects on schedule, utilize nearly 100 percent of our production capacity in the next several quarters and maintain a state of regulatory compliance at all production sites. If we, or any of our contract manufacturers, for any reason fail to obtain licensure for our capacity enhancement projects on schedule, fail to operate at or near full capacity utilization, fail to maintain a state of regulatory compliance, or if actual demand significantly exceeds our internal forecasts, we may be unable to maintain an adequate supply of our products to meet all demand. Key capacity enhancement projects, which we must successfully implement, include the following:  (i) licensure of Wyeth Pharmaceuticals contract manufacturing facility at Andover, Massachusetts to produce Herceptin bulk drug substance by the end of 2006; (ii) licensure of additional capacity at our Porriño, Spain facility in the second half of 2006 to produce Avastin bulk drug substance; (iii) licensure of yield improvement processes for Rituxan and Avastin by the end of 2006; (iv) licensure of our Oceanside, California manufacturing facility during the first half of 2007; and (v) construction, qualification and licensure of our new plant in Vacaville, California in 2009.

If we experience a significant malfunction in our filling facility or those of a contract manufacturer, we could experience a shortfall or stock-out of one or more products, which, if it were to continue for a significant period of time, could result in a material adverse effect on our product sales and our business.

Furthermore, certain of our raw materials and supplies required for the production of our principal products or products we make for others are available only through sole-source suppliers (the only recognized supplier available to us) or single-source suppliers (the only approved supplier for us among other sources), and we may not be able to obtain such raw materials without significant delay or at all. If such sole-source or single-source suppliers were to limit or terminate production or otherwise fail to supply these materials for any reason, such failures could also have a material adverse effect on our product sales and our business.

Any prolonged interruption in the operations of our or our contractors’ manufacturing facilities could result in cancellations of shipments, loss of product in the process of being manufactured, or a shortfall or stock-out of available product inventory, any of which could have a material adverse effect on our business. A number of factors could cause prolonged interruptions, including:

•	the inability of a supplier to provide raw materials used for manufacture of our products; equipment obsolescence, malfunctions or failures;

•	product contamination problems;

•
damage to a facility, including our warehouses and distribution facilities, due to natural disasters, including, but not limited to, earthquakes; as our South San Francisco, Oceanside and Vacaville facilities are located in areas where earthquakes could occur;

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

Avastin: Avastin competes with Erbitux® (Imclone/Bristol-Myers Squibb), which is an EGFR-inhibitor approved for the treatment of irinotecan refractory or intolerant metastatic colorectal cancer patients. In December 2005, the FDA approved Nexavar® (sorafenib Bayer Corporation/Onyx Pharmaceuticals, Inc.) for the treatment of patients with advanced renal cell carcinoma (or “RCC”), or kidney cancer (unapproved uses of Avastin). In January 2006, the FDA approved Sutent® (sunitinib malate, Pfizer, Inc.) for use in advanced RCC and Gleevec-refractory / intolerant gastrointestinal stromal tumor (unapproved uses of Avastin). Avastin could face competition from products in development that currently do not have regulatory approval, including panitumumab and AMG 706 (Amgen). Amgen announced that the FDA granted priority review for panitumumab; approval is expected for third-line metastatic colorectal cancer in the second half of 2006. Amgen also stated that it will initiate head-to-head clinical trials between AMG 706 and Avastin this year. Additionally, there are more than 30 potential molecules which target VEGF inhibition, and over 130 companies that are developing molecules which, if approved, may compete with Avastin.

Rituxan: Rituxan’s competitors include Bexxar® (GlaxoSmithKline) and Zevalin® (Biogen Idec), both of which are radioimmunotherapies indicated for the treatment of patients with relapsed or refractory low-grade, follicular, or transformed B-cell non-Hodgkin’s lymphoma (or “NHL”). While indicated for the treatment of NHL, both products currently represent limited competition for Rituxan. Other potential competitors include Campath® (Berlex, Inc.), which is indicated for B-cell chronic lymphocytic leukemia (an unapproved use of Rituxan), and Velcade® (Millennium Pharmaceuticals, Inc.) which is indicated for multiple myeloma (an unapproved use of Rituxan). In addition to the products detailed above, we are aware of other anti-CD20 molecules in development that, if successful in clinical trials, may compete with Rituxan.

Rituxan’s current biologic competitors in rheumatoid arthritis include Enbrel® (Amgen/Wyeth), Humira® (Abbott), Remicade® (Johnson & Johnson), Orencia® (Bristol-Myers Squibb), and Kineret® (Amgen). These products are indicated for a broader RA patient population than Rituxan.

Herceptin: Herceptin could face competition in the future from experimental drugs and products in development that do not currently have regulatory approval for any use outside of clinical trials, including Tykerb® (lapatinib ditosylate), which is being developed by GlaxoSmithKline (or “GSK”). On April 3, 2006, GSK announced that it halted enrollment in its Phase III clinical trial to evaluate its drug Tykerb® because of positive results in treating HER2-positive metastatic breast cancer in women whose disease had progressed following treatment with Herceptin and other cancer therapies. Results, which were presented at this year’s ASCO meeting, showed that Tykerb® in combination with capecitabine increased time to progression compared to capecitabine alone. GSK said it will file for regulatory approval of Tykerb® in the second half of this year.

Tarceva: Tarceva competes with the chemotherapeutic products Taxotere® (Sanofi-Aventis) and Alimta® (Eli Lilly and Company), both of which are indicated for the treatment of relapsed NSCLC. In front-line pancreatic cancer, Tarceva primarily competes with Gemzar® monotherapy and Gemzar® (Eli Lilly) in combination with other chemotherapeutic agents. Tarceva could also face competition in the future from products in late-phase development that currently do not have regulatory approval for use in NSCLC or pancreatic cancer. Examples of potential competitors in Phase III NSCLC trials are Erbitux® (Bristol-Myers Squibb), Xyotax® (Cell Therapeutics Inc.), Telcyta® (Telik, Inc.), Nexavar® (sorafenib, Bayer/ Onyx) and Zactima® (Astra Zeneca). Examples of potential competitors in Phase III pancreatic cancer trials are: Xeloda® (Roche), Erbitux® (Bristol-Myers Squibb).

Xolair: While Xolair has no direct competitors, it faces competition from other asthma therapies, including inhaled corticosteroids, long-acting beta agonists, combination products such as fixed dose inhaled corticosteroids/long-acting beta agonists and leukotriene inhibitors, as well as oral corticosteroids and immunotherapy.

Raptiva: Raptiva competes with established therapies for moderate-to-severe psoriasis including oral systemics such as methotrexate and cyclosporin, as well as ultraviolet light therapies. In addition, Raptiva competes with FDA approved biologic agents Amevive® (Astellas) and Enbrel® (Amgen). Raptiva also competes with the biologic agents Remicade® (Centocor, Inc.) and Humira® (Abbott Laboratories), both of which are currently used off-label in the psoriasis market. In October 2005, Centocor, Inc. filed with the FDA for approval of Remicade® for the treatment of psoriasis.

Lucentis: We are aware that some retinal specialists are currently using Avastin to treat the wet form of age-related macular degeneration (or “AMD”), an unapproved use, and that there may be continued Avastin use, and proposed head-to-head trials of Avastin and Lucentis, in this setting. Laser photocoagulation, Macugen® (Pfizer/OSI Pharmaceuticals), and Visudyne® (Novartis) alone, or in combination with the off-label steroid kenalog, are also currently being used to treat wet AMD.

Nutropin: In the growth hormone market, we face competition from other companies currently selling growth hormone products. Nutropin’s current competitors are Genotropin® (Pfizer), Norditropin® (Novo Nordisk), Humatrope® (Eli Lilly and Company), Tev-Tropin® (Teva Pharmaceutical Industries Ltd.), and Saizen® (Serono, Inc.). In addition, generic biologics are beginning to enter the growth hormone market. The FDA recently approved the first follow-on version of a protein product, Omnitrope® (Sandoz) as a biologic similar to Genotropin® (Pfizer). Furthermore, as a result of multiple competitors, we have experienced, and may continue to experience, a loss of patient share and increased competition for managed care product placement. Obtaining placement on the preferred product lists of managed care companies may require that we discount the price of Nutropin in the future.

Thrombolytics: We face competition in our acute myocardial infarction market with sales of TNKase and Activase affected by the adoption by physicians of mechanical reperfusion strategies. We expect that the use of mechanical reperfusion in lieu of thrombolytic therapy for the treatment of acute myocardial infarction will continue to grow. TNKase, for acute myocardial infarction, also faces competition from Retavase® (PDL BioPharma Inc.), which engages in competitive price discounting. Cathflo Activase may face competition in the catheter clearance market from Nuvelo’s Alfimeprase®, currently in ongoing Phase III clinical trials.

Pulmozyme: Pulmozyme faces competition from the use of hypertonic saline, an emerging, inexpensive approach to clearing the lungs of cystic fibrosis patients.

In addition to the commercial and late stage development products listed above, there are numerous products in earlier stages of development at other biotechnology and pharmaceutical companies that, if successful in clinical trials, may compete with our products.

Decreases in third party reimbursement rates may affect our product sales, results of operations and financial condition

Sales of our products will depend significantly on the extent to which reimbursement for the cost of our products and related treatments will be available to physicians from government health administration authorities, private health insurers and other organizations. Third party payers and governmental health administration authorities increasingly attempt to limit and/or regulate the reimbursement for medical products and services, especially branded prescription drugs. Changes in government legislation or regulation, such as the Medicare Act, or changes in private third-party payers’ policies toward reimbursement for our products may reduce reimbursement of our products’ costs to physicians. Decreases in third-party reimbursement for our products could reduce physician usage of the product and may have a material adverse effect on our product sales, results of operations and financial condition.

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

The presence of patents or other proprietary rights belonging to other parties may lead to our termination of the R&D of a particular product, or to a loss of our entire investment in the product and subject us to infringement claims.

If there is an adverse outcome in our pending litigation or other legal actions our business may be harmed

Litigation or other legal actions to which we are currently or have been subjected relates to, among other things, our patent and other intellectual property rights, licensing arrangements with other persons, product liability and financing activities. We cannot predict with certainty the eventual outcome of pending proceedings, which may include an injunction against the development, manufacture or sale of a product or potential product or a judgment with significant monetary award, including the possibility of punitive damages, or a judgment that certain of our patent or other intellectual property rights are invalid or unenforceable. Furthermore, we may have to incur substantial expense in defending these proceedings and such matters could divert management’s attention from ongoing business concerns.

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

We may be unable to manufacture certain of our products if there is BSE contamination of our bovine source raw material

Most biotechnology companies, including Genentech, have historically used bovine source raw materials to support cell growth in our production processes. Bovine source raw materials from within or outside the U.S. are increasingly subject to greater public and regulatory scrutiny because of the perceived risk of contamination with bovine spongiform encephalopathy (or “BSE”). Should BSE contamination occur during the manufacture of any of our products that require the use of bovine source raw materials, it would negatively affect our ability to manufacture those products for an indefinite period of time (or at least until an alternative process is approved), negatively affect our reputation and could result in a material adverse effect on our product sales, financial condition and results of operations.

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

Among other benefits, we use stock options to attract and retain personnel. The number of shares management and our board of directors choose to grant under our stock option plans may be affected by our affiliation agreement with Roche, which provides that we will establish a stock repurchase program designed to maintain Roche’s percentage ownership in our Common Stock if we issue or sell any shares. In addition, stock option accounting rules require us to recognize all employee stock-based compensation costs as expenses. These or other factors could reduce the number of shares management and our board of directors chooses to grant. We cannot be sure that we will be able to attract or retain skilled personnel or maintain key relationships or that the costs of retaining such personnel or maintaining such relationships will not materially increase.

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

•
The expiration or invalidation of our patents or licensed intellectual property. For example, patent litigations, interferences, oppositions, and other proceedings involving our patents often include claims by third-parties that such patents are invalid, unenforceable, or unpatentable. If a court, patent office, or other authority were to determine that a patent under which we receive royalties and/or other revenues is invalid, unenforceable, or unpatentable, that determination could cause us to suffer a loss of such royalties and/or revenues, and could cause us to incur other monetary damages.

•	Decreases in licensees’ sales of product due to competition, manufacturing difficulties or other factors that affect the sales of product.

Our affiliation agreement with Roche Holdings, Inc. could adversely affect our cash position

Our affiliation agreement with Roche provides that we establish a stock repurchase program designed to maintain Roche’s percentage ownership interest in our Common Stock based on an established Minimum Percentage. For more information on our stock repurchase program, see discussion above in “Liquidity and Capital Resources—Cash Used in Financing Activities.” See Note 5, “Relationship with Roche and Related Party Transactions,” in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for information regarding the Minimum Percentage.

Roche’s Minimum Percentage is diluted by the exercise of stock options to purchase shares of our Common Stock by our employees and the purchase of shares of our Common Stock through our employee stock plan. In order to maintain Roche’s Minimum Percentage we repurchase shares of our Common Stock under the stock repurchase program. See Note 2, “Employee Stock-Based Compensation,” in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for information regarding employee stock plans. While the dollar amounts associated with future stock repurchase programs cannot currently be determined, future stock repurchases could have a material adverse effect on our liquidity, credit rating and ability to access additional capital in the financial markets.

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

Future sales of our Common Stock by Roche could cause the price of our Common Stock to decline

As of June 30, 2006, Roche owned 587,189,380 shares of our Common Stock, or 55.8% of our outstanding shares. All of our shares owned by Roche are eligible for sale in the public market subject to compliance with the applicable securities laws. We have agreed that, upon Roche’s request, we will file one or more registration statements under the Securities Act in order to permit Roche to offer and sell shares of our Common Stock. Sales of a substantial number of shares of our Common Stock by Roche in the public market could adversely affect the market price of our Common Stock.

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

•
The amount and timing of our sales to Hoffmann-La Roche and our other collaborators of products for sale outside of the U.S. and the amount and timing of sales to their respective customers, which directly affects both our product sales and royalty revenues.

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
In addition, the following factors may have a significant effect on the market price of our Common Stock.

•	Announcements of technological innovations or new commercial products by us or our competitors.

•	Publicity regarding actual or potential medical results relating to products under development or being commercialized by us or our competitors.

•	Concerns about the pricing of our products and the potential effect of such on their utilization or our product sales.

•	Developments or outcome of litigation, including litigation regarding proprietary and patent rights.

•	Regulatory developments or delays concerning our products in the U.S. and foreign countries.

•	Issues concerning the safety of our products or of biotechnology products generally.

•	Economic and other external factors or a disaster or crisis.

•	Period to period fluctuations in our financial results.

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

To pay our indebtedness will require a significant amount of cash and may adversely affect our operations and financial results

As of June 30, 2006, we had approximately $2.0 billion of long-term debt. Our ability to make payments on and to refinance our indebtedness, including our long-term debt obligations, and to fund planned capital expenditures, R&D, as well as stock repurchases and expansion efforts will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are and will remain beyond our control. Additionally, our indebtedness may increase our vulnerability to general adverse economic and industry conditions, require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, which would reduce the availability of our cash flow to fund working capital, capital expenditures, R&D, expansion efforts and other general corporate purposes, and limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate.

Accounting pronouncements may affect our future financial position and results of operations

Under Financial Accounting Standards Board (or “FASB”) Interpretation No. 46R (or “FIN 46R”), a revision to Interpretation 46, “Consolidation of Variable Interest Entities,” we are required to assess new business development collaborations as well as to reassess, upon certain events, some of which are outside our control, the accounting treatment of our existing business development collaborations based on the nature and extent of our variable interests in the entities as well as the extent of our ability to exercise influence over the entities with which we have such collaborations. Our continuing compliance with FIN 46R may result in our consolidation of companies or related entities with which we have a collaborative arrangement and this may have a material effect on our financial condition and/or results of operations in future periods.

On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (or “FAS 123R”). As a result, we have included employee stock-based compensation costs in our results of operations for the second quarter and six months ended June 30, 2006, as discussed in Note 2, “Employee Stock-Based Compensation,” in the Notes to Condensed Consolidated Financial Statements of Part I, Item I of this Form 10-Q. Our adoption of FAS 123R is expected to result in compensation expense that will reduce diluted net income per share by approximately $0.15 to $0.17 per share for 2006. However, our estimate of future employee stock-based compensation expense is affected by our stock price, the number of stock-based awards our board of directors may grant in 2006, as well as a number of complex and subjective valuation assumptions and the related tax effect. These valuation assumptions include, but are not limited to, the volatility of our stock price and employee stock option exercise behaviors.

On June 28, 2006, the Financial Accounting Standards Board (or “FASB”) ratified the consensus reached by the EITF on EITF Issue 06-02, “Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43, Accounting for Compensated Absences.” EITF 06-02 states that if all the conditions of paragraph 6 of FASB 43 are met, compensation costs for sabbatical and other similar benefit arrangements should be accrued over the requisite service period. Paragraph 6 of FASB 43 states that a liability should be accrued for employees’ future absences if the following are met:  (a) the employer’s obligation is attributable to employees’ services already rendered; (b) the obligation relates to rights that vest or accumulate; (c) payment of the compensation is probable;

and (d) the amount can be reasonably estimated. EITF 06-02 is effective for fiscal years beginning after December 15, 2006. Upon adoption of EITF 06-02, we expect to record a one-time charge as a cumulative effect of a change in accounting principle and an annual sabbatical accrual that will reduce diluted net income per share by approximately $0.02 to $0.03 per share and $0.01 to $0.02 per share, respectively, for 2007. These charges are non-cash items.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Under a stock repurchase program approved by our Board of Directors in December 2003 and most recently extended in April 2006, we are authorized to repurchase up to 100,000,000 shares of our Common Stock for an aggregate amount of up to $6.0 billion through June 30, 2007. In this stock repurchase program, purchases may be made in the open market or in privately negotiated transactions from time to time at management’s discretion. We also may engage in transactions in other Genentech securities in conjunction with the repurchase program, including certain derivative securities. We intend to use the repurchased stock to offset dilution caused by the issuance of shares in connection with our employee stock plans. Although there are currently no specific plans for the shares that may be purchased under the program, our goals for the program are (i) to make prudent investments of our cash resources; (ii) to allow for an effective mechanism to provide stock for our employee stock plans; and (iii) to address provisions of our affiliation agreement with Roche relating to maintaining Roche’s minimum ownership percentage. See Note 5, “Relationship with Roche and Related Party Transactions” in the Notes to Condensed Consolidated Financial Statements in Part I, Item I of this Form 10-Q for more information on Roche’s minimum ownership percentage. We have entered into Rule 10b5-1 trading plans to repurchase shares in the open market during those periods each quarter when trading in our stock is restricted under our insider trading policy. The current trading plan covers approximately four million shares and will run through June 30, 2007.

Our shares repurchased during the second quarter of 2006 were as follows (shares in millions):

	Total Number of Shares Purchased in 2006	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1-30, 2006	0.7	80.31
May 1-31, 2006	2.1	78.83
June 1-30, 2006	1.2	79.30
Total	4.0	$79.23	56	44

The par value method of accounting is used for common stock repurchases. The excess of the cost of shares acquired over the par value is allocated to additional paid-in capital with the amounts in excess of the estimated original sales price charged to accumulated deficit.

Item 4.  Submission of Matters to a Vote of Security Holders

At our Annual Meeting of Stockholders held on April 20, 2006, three matters were voted upon. A description of each matter and a tabulation of the votes for each of the matters follows:

1.	To elect seven director nominees to hold office until the 2007 Annual Meeting of Stockholders or until their successors are duly elected and qualified:

	Votes
Nominee	For	Withheld
Herbert W. Boyer, Ph.D.	869,366,536	119,986,434
William M. Burns	874,582,459	114,770,511
Erich Hunziker, Ph.D.	874,580,028	114,772,942
Jonathan K.C. Knowles, Ph.D.	874,621,459	114,731,511
Arthur D. Levinson, Ph.D.	892,193,525	97,159,445
Debra L. Reed	962,940,000	26,412,970
Charles A. Sanders, M.D.	961,218,278	28,134,692

2.	To approve an amendment to the 1991 Employee Stock Plan.

Votes
For	Against	Abstain	Non-Votes
915,864,503	18,606,878	580,226	54,301,363

To ratify Ernst & Young LLP as our independent registered public accounting firm for 2006.

Votes
For	Against	Abstain
980,494,217	8,438,269	420,484

Item 6.  Exhibits

Exhibit No.	Description	Location
10.1	Genentech, Inc. Employee Stock Plan, as amended	Filed on a Current Report on Form 8-K with the U.S. Securities and Exchange Commission on April 25, 2006, and incorporated herein by reference.
10.2	Amended and Restated Collaboration Agreement between Genentech, Inc. and Idec Pharmaceuticals Corporation dated as of June 19, 2003.*	Filed herewith
10.3	Letter Amendment dated as of August 21, 2003, to the Amended and Restated Collaboration Agreement between Genentech, Inc. and Idec Pharmaceuticals Corporation.	Filed herewith
15.1	Letter regarding Unaudited Interim Financial Information.	Filed herewith
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended	Filed herewith
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
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

GENENTECH, INC.
Date:	August 2, 2006	/s/ARTHUR D. LEVINSON
Arthur D. Levinson, Ph.D. Chairman and Chief Executive Officer

Date:	August 2, 2006	/s/DAVID A. EBERSMAN
David A. Ebersman Executive Vice President and Chief Financial Officer

Date:	August 2, 2006	/s/JOHN M. WHITING
John M. Whiting Vice President - Finance and Chief Accounting Officer