Form 10-K
period 2006-12-31
GENENTECH INC
filed 2007-02-23
CIK 318771

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
____________________

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of Act).  Yes ☐ No ☑

The aggregate market value of Common Stock held by non-affiliates as of June 30, 2006 was $38,078,024,827.(A) All executive officers and directors of the registrant and Roche Holdings, Inc. have been deemed, solely for the purpose of the foregoing calculation, to be “affiliates” of the registrant.

Number of shares of Common Stock outstanding as of February 9, 2007:  1,053,185,944

Documents incorporated by reference:
Portions of the Definitive Proxy Statement with respect to the 2006 Annual Meeting of Stockholders to be filed by Genentech, Inc. with the Securities and Exchange Commission (hereinafter referred to as “Proxy Statement”)
Part III
________________________
(A)	Excludes 587,254,604 shares of Common Stock held by directors and executive officers of Genentech and Roche Holdings, Inc.

GENENTECH, INC.

2006 Form 10-K Annual Report

In this report, “Genentech,” “we,” “us” and “our” refer to Genentech, Inc. “Common Stock” refers to Genentech’s Common Stock, par value $0.02 per share, “Special Common Stock” refers to Genentech’s callable putable common stock, par value $0.02 per share, all of which was redeemed by Roche Holdings, Inc. (or “Roche”) on June 30, 1999.

We own or have rights to various copyrights, trademarks and trade names used in our business including the following: Activase® (alteplase, recombinant) tissue-plasminogen activator; Avastin® (bevacizumab) anti-VEGF antibody; Cathflo® Activase® (alteplase for catheter clearance); Herceptin® (trastuzumab) anti-HER2 antibody; Lucentis® (ranibizumab, rhuFab V2) anti-VEGF antibody fragment; Nutropin® (somatropin (rDNA origin) for injection) growth hormone; Nutropin AQ® and Nutropin AQ Pen® (somatropin (rDNA origin) for injection) liquid formulation growth hormone; Nutropin Depot® (somatropin (rDNA origin) for injectable suspension) encapsulated sustained-release growth hormone; Omnitarg™ (pertuzumab) HER dimerization inhibitor; Pulmozyme® (dornase alfa, recombinant) inhalation solution; Raptiva® (efalizumab) anti-CD11a antibody; and TNKase® (tenecteplase) single-bolus thrombolytic agent. Rituxan® (rituximab) anti-CD20 antibody is a registered trademark of Biogen Idec Inc.; Tarceva® (erlotinib) is a trademark of OSI Pharmaceuticals, Inc.; and Xolair® (omalizumab) anti-IgE antibody is a trademark of Novartis AG. This report also includes other trademarks, service marks and trade names of other companies.

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

Marketed Products

We commercialize in the United States (or “U.S.”) the biotechnology products listed below:

Avastin (bevacizumab) is an anti-VEGF humanized antibody approved for use in combination with intravenous 5-fluorouracil based chemotherapy as a treatment for patients with first- or second-line metastatic cancer of the colon or rectum. It is also approved for use in combination with carboplatin and paclitaxel chemotherapy for the first-line treatment of unresectable, locally advanced, recurrent or metastatic non-squamous non-small cell lung cancer.

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

Herceptin (trastuzumab) is a humanized anti-HER2 antibody approved for use as an adjuvant treatment of node-positive breast cancer as part of a treatment regimen containing doxorubicin, cyclophosphamide, and paclitaxel for patients who have tumors that overexpress the human epidermal growth factor receptor 2 (or “HER2”) protein. It is approved for use as a first-line therapy in combination with paclitaxel and as a single agent in second- and third-line therapy for patients with HER2-positive metastatic breast cancer.

Lucentis (ranibizumab) is an anti-VEGF antibody fragment approved for the treatment of neovascular (wet) age-related macular degeneration.

Xolair (omalizumab) is a humanized anti-IgE antibody, which we commercialize with Novartis Pharma AG (or “Novartis”). Xolair is approved for adults and adolescents (12 years of age and above) with moderate to severe persistent asthma who have a positive skin test or in vitro reactivity to a perennial aeroallergen and whose symptoms are inadequately controlled with inhaled corticosteroids.

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

See “Total Product Sales” under Results of Operations in Part II, Item 7 of this Form 10-K for a discussion of the sales of each of our products in the last three years, including those that accounted for 10% or more of our consolidated revenues.

Licensed Products

Royalty Revenue

We receive royalty revenue under license agreements with companies that sell and/or manufacture products based on technology developed by us or intellectual property to which we have rights. These licensed products are sometimes sold under different trademarks or trade names. Significant licensed products, including all related party licenses, representing approximately 92% of our royalty revenues in 2006, are presented in the following table:

Product	Trade Name	Licensee	Licensed Territory
Trastuzumab	Herceptin	F. Hoffmann-La Roche	Worldwide excluding U.S.
Rituximab	Rituxan/MabThera®	F. Hoffmann-La Roche	Worldwide excluding U.S. and Japan
Bevacizumab	Avastin	F. Hoffmann-La Roche	Worldwide excluding U.S.
Dornase alfa, recombinant	Pulmozyme	F. Hoffmann-La Roche	Worldwide excluding U.S.
Alteplase and Tenecteplase	Activase and TNKase	F. Hoffmann-La Roche	Canada
Somatropin	Nutropin	F. Hoffmann-La Roche	Canada
Etanercept	ENBREL®	Immunex Corporation (whose rights were acquired by Amgen Inc.)	Worldwide
D2E7/adalimumab	Humira®	Abbott Laboratories	Worldwide
Infliximab	Remicade®	Celltech Pharmaceuticals plc (which transferred rights to Centocor, Inc. / Johnson & Johnson)	Worldwide
Cetuximab	ERBITUX®	ImClone Systems, Inc.	Worldwide
Antihemophilic factor, recombinant	Kogenate®/Helixate®	Bayer Corporation	Worldwide

See Item 3, “Legal Proceedings” below for information regarding certain patent litigation matters.

Other Revenues

We have granted a license to Zenyaku Kogyo Co., Ltd. (or “Zenyaku”), a Japanese pharmaceutical company, for the manufacture, use and sale of rituximab in Japan. Zenyaku co-promotes rituximab in Japan with Chugai Pharmaceutical Co., Ltd., a Japanese subsidiary of F. Hoffmann-La Roche, under the trademark Rituxan. The revenue earned from our sales of rituximab to Zenyaku is included in product sales.

Products in Development

Our product development efforts, including those of our collaborators, cover a wide range of medical conditions, including cancer and immune diseases. Below is a summary of products, current stages of development, and the estimated completion of the current phase of development. For additional information on our development pipeline, please visit our website at http://www.gene.com.
Product	Description	Estimated Completion of Current Phase(1)
Awaiting U.S. Food and Drug Administration (or “FDA”) Action
Herceptin
A supplemental Biologics Licensure Application (or “sBLA”) was submitted to the FDA on December 21, 2006 for the use of Herceptin for the treatment of patients with early-stage HER2-positive breast cancer based on the HERA study to enable a broader label. This product is being developed in collaboration with F. Hoffmann-La Roche.

		2007-2008
Preparing for Filing
Avastin	We are preparing to resubmit an sBLA to the FDA for the use of Avastin in combination with paclitaxel chemotherapy for the treatment of patients who have not previously received chemotherapy for their locally recurrent or metastatic breast cancer. This product is being developed in collaboration with F. Hoffmann-La Roche.	2007
Avastin
We are in discussions with the FDA regarding the submission requirements for a potential sBLA for the use of Avastin in combination with interferon alpha-2a for the treatment of patients with previously untreated advanced renal cell carcinoma. This product is being developed in collaboration with F. Hoffmann-La Roche.

		2007-2008
Herceptin	We are preparing to submit an sBLA to the FDA for the use of Herceptin for the treatment of patients with early-stage HER2-positive breast cancer based on the BCIRG 006 study to enable a broader label. This product is being developed in collaboration with F. Hoffmann-La Roche.	2007
Rituxan Immunology	We and our collaborator Biogen Idec are preparing to submit an sBLA to the FDA seeking expansion of the rheumatoid arthritis (anti-tumor necrosis factor inadequate responders) indication to include radiographic data demonstrating inhibition of joint damage in Rituxan treated patients. This product is being developed in collaboration with F. Hoffmann-La Roche and Biogen Idec.	2007

Phase III
2nd Generation anti-CD20	2nd Generation anti-CD20 is being evaluated in rheumatoid arthritis. This product is being developed in collaboration with F. Hoffmann-La Roche and Biogen Idec(2).	2009-2010
Avastin
Avastin is being evaluated in adjuvant colon cancer, adjuvant rectal cancer, first- and second-line metastatic breast cancer in combination with several chemotherapy regimens, first-line non-squamous NSCLC, first-line ovarian cancer, and hormone refractory prostate cancer. This product is being developed in collaboration with F. Hoffmann-La Roche.

		2007-2012
Avastin +/- Tarceva	Avastin and Tarceva are being evaluated as combination therapy in first-line NSCLC in combination with several chemotherapy regimens. This product is being developed in collaboration with F. Hoffmann-La Roche and OSI.	2009
Rituxan Hematology/Oncology	Rituxan is being evaluated in first-line follicular non-Hodgkin’s lymphoma with several chemotherapy regimens and in relapsed chronic lymphocytic leukemia. This product is being developed in collaboration with F. Hoffmann-La Roche and Biogen Idec.	2010
Rituxan Immunology
Rituxan is being evaluated in rheumatoid arthritis (DMARD inadequate responders) in collaboration with F. Hoffmann-La Roche and Biogen Idec. Rituxan is also being evaluated in primary progressive multiple sclerosis, systemic lupus erythematosus, lupus nephritis, and ANCA-associated vasculitis in collaboration with Biogen Idec.

		2007-2009
Tarceva	Tarceva is being evaluated in adjuvant NSCLC with several chemotherapy regimens and first-line NSCLC. This product is being developed in collaboration with F. Hoffmann-La Roche and OSI.	2013
Tarceva +/- Avastin	Tarceva and Avastin are being evaluated as combination therapy in first-line metastatic pancreatic cancer and second-line NSCLC. This product is being developed in collaboration with F. Hoffmann-La Roche and OSI.	2008
TNKase	TNKase is being evaluated in the treatment of dysfunctional hemodialysis and central venous access catheters.	2008
Xolair	Xolair is being evaluated in pediatric asthma. This product is being developed in collaboration with Novartis and Tanox, Inc. (or “Tanox”).	2008

Preparing for Phase III
2nd Generation anti-CD20	We are preparing Phase III clinical trials in lupus nephritis and systemic lupus erythematosus. This product is being developed in collaboration with F. Hoffmann-La Roche and Biogen Idec(2).	2007
ALTU-238	Altus is preparing a Phase III clinical trial in adult growth hormone deficiency. We have entered into an agreement to develop this product in collaboration with Altus, and this transaction is subject to closing conditions.	(3)
Avastin	We are preparing for Phase III clinical trials in adjuvant breast cancer, first-line metastatic breast cancer in combination with antihormonal therapy, adjuvant NSCLC, gastrointestinal stromal tumors, and second-line ovarian cancer. This product is being developed in collaboration with F. Hoffmann-La Roche.	2007
Herceptin +/- Avastin	We are preparing for a Phase III clinical trial of Herceptin and Avastin as combination therapy in first-line HER2-positive metastatic breast cancer. This product is being developed in collaboration with F. Hoffmann-La Roche.	2007
Lucentis	We are preparing for Phase III clinical trials in diabetic macular edema and retinal vein occlusion. This product is being developed in collaboration with Novartis Ophthalmics.	2007
Phase II
Anti-CD40	Anti-CD40 is being evaluated in non-Hodgkin’s lymphoma. We are developing this product in collaboration with Seattle Genetics Inc.	2008-2009
Avastin	Avastin is being evaluated in adjuvant HER2-negative breast cancer, relapsed glioblastoma multiforme, and non-squamous NSCLC with previously treated central nervous system metastases. This product is being developed in collaboration with F. Hoffmann-La Roche.	2007
HAE1	HAE1 is being evaluated in moderate-to-severe allergic asthma.	2008-2009
Omnitarg	Our Phase II clinical trial evaluating Omnitarg in combination with chemotherapy in platinum-resistant ovarian cancer showed encouraging results. Roche is conducting a clinical trial evaluating Omnitarg in combination with chemotherapy in platinum-sensitive ovarian cancer. This product is being developed in collaboration with F. Hoffmann-La Roche.	2007
Topical VEGF	Topical VEGF is being evaluated for the treatment of diabetic foot ulcers.	2007

Preparing for Phase II
2nd Generation anti-CD20	We are preparing for a Phase II clinical trial in relapsing remitting multiple sclerosis. This product is being developed in collaboration with F. Hoffmann-La Roche and Biogen Idec(2).	2007-2008
ALTU-238	Altus is preparing for a Phase II clinical trial in pediatric growth hormone deficiency. We have entered into an agreement to develop this product in collaboration with Altus, and this transaction is subject to closing conditions.	(3)
Avastin	We are preparing to initiate a Phase II clinical trial in extensive small cell lung cancer. This product is being developed in collaboration with F. Hoffmann-La Roche.	2007
Phase I and Preparing for Phase I	We have multiple new molecular entities in Phase I or preparing for Phase I.
________________________
(1)	For those projects preparing for a Phase, the estimated date of completion refers to the date the project is expected to enter the Phase for which it is preparing.
(2)
Our collaborator Biogen Idec disagrees with certain of our development decisions under our 2003 collaboration agreement with them. We continue to pursue a resolution of our differences with Biogen Idec, and the disputed issues have been submitted to arbitration. See Part I, Item 3, “Legal Proceedings,” of this Form 10-K for further information.

(3)	Our collaborator is conducting the trial(s) and we are unable to provide the estimated date of completion for the current phase.

Related Party Arrangements

See “Relationship with Roche” and “Related Party Transactions” sections below in Part II, Item 7 of this Form 10-K for information on our collaboration arrangements with Roche, F. Hoffmann-La Roche and Novartis.

Distribution and Commercialization

We have a U.S.-based marketing, sales and distribution organization. Our sales efforts are focused on specialist physicians in private practice or at hospitals and major medical centers in the U.S. In general, our products are sold largely to wholesalers, specialty distributors or directly to hospital pharmacies. We utilize common pharmaceutical company marketing techniques, including sales representatives calling on individual physicians and distributors, advertisements, professional symposia, direct mail, public relations and other methods.

The Genentech Access to Care Foundation provides free product to eligible uninsured patients and those deemed uninsured due to payer denial in the U.S. We have the Genentech Endowment for Cystic Fibrosis to assist cystic fibrosis patients in the U.S. with obtaining Pulmozyme. We also provide customer service programs relating to our products. We maintain a physician-related product waste replacement program for Rituxan, Avastin, Herceptin, Activase, TNKase and Lucentis, that, subject to specific conditions, provides physicians the right to return these products to us for replacement. We also maintain expired product programs for all our products that, subject to certain specific conditions, provide customers the right to return expired products to us for replacement or credit at a price based on a 12-month rolling average. To further support patient access to therapies for various diseases we donate to various independent, public charities that offer financial assistance, such as co-pay assistance, to eligible patients. We maintain the right to renew, modify or discontinue any of the patient programs described above.

In October 2006, we announced our plan to launch the Avastin Patient Assistance Program in the first quarter of 2007, which is a voluntary program that enables eligible patients who receive greater than 10,000 milligrams of Avastin over a 12-month period to receive free Avastin during the remainder of the 12-month period. Eligible patients include those who are being treated for an FDA-approved indication and who meet the household income criteria for this program. The program will be available for eligible patients who enroll regardless of whether they are insured.

As discussed in Note 12, “Segment, Significant Customer and Geographic Information,” in the Notes to Consolidated Financial Statements of Part II, Item 8 of this Form 10-K, our combined sales to three major wholesalers provided approximately 85% in 2006, 82% in 2005, and 79% in 2004, of our total net U.S. product sales. Also discussed in the note are material net foreign revenues by country in 2006, 2005 and 2004.

Manufacturing and Raw Materials

Manufacturing biotherapeutics is difficult and complex, and requires facilities specifically designed and validated for this purpose. It can take longer than five years to design, construct, validate, and license a new biotechnology manufacturing facility. Production problems in any of our operations or our contractors’ manufacturing plants could result in failure to produce adequate product supplies or could result in product defects which could require us to delay shipment of products, recall products previously shipped or be unable to supply products at all. In addition, we may need to record period charges associated with manufacturing or inventory failures or other production-related costs or incur costs to secure additional sources of capacity. Furthermore, there are inherent uncertainties associated with forecasting future demand, especially for newly introduced products of ours or of those for whom we produce products, and as a consequence we may have inadequate capacity to meet our own actual demands and/or the actual demands of those for whom we produce product.

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

Proprietary Technology — Patents and Trade Secrets

We seek patents on inventions originating from our ongoing research and development (or “R&D”) activities. We have either been issued patents or have patent applications pending that relate to a number of current and potential products, including products licensed to others. Patents, issued or applied for, cover inventions ranging from basic recombinant DNA techniques to processes relating to specific products and to the products themselves. Our issued patents extend for varying periods according to the date of patent application filing or grant and the legal term of patents in the various countries where patent protection is obtained. The actual protection afforded by a patent, which can vary from country to country, depends upon the type of patent, the scope of its coverage as determined by the patent office or courts in the country, and the availability of legal remedies in the country. We consider that in the aggregate our patent applications, patents and licenses under patents owned by third parties are of material importance to our operations. Significant legal issues remain to be resolved as to the extent and scope of available patent protection for biotechnology products and processes in the U.S. and other important markets outside of the U.S. We expect that litigation will likely be necessary to determine the validity and scope of certain of our proprietary rights. We are currently involved in a number of legal proceedings relating to the scope of protection and validity of our patents and those of others. These proceedings may result in a significant commitment of our resources in the future and, depending on their outcome, may adversely affect the validity and scope of certain of our patent or other proprietary rights. We cannot assure that the patents we obtain or the unpatented proprietary technology we hold will afford us significant commercial protection.

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

Our royalty income for patent licenses, know-how and other related rights amounted to $1,354 million in 2006, $935 million in 2005, and $641 million in 2004. Royalty expenses were $568 million in 2006, $462 million in 2005, and $355 million in 2004.

Competition

We face competition from pharmaceutical companies and biotechnology companies. The introduction of new competitive products or follow-on biologics or new information about existing products or pricing decisions by us or our competitors may result in lost market share for us, reduced utilization of our products, and/or lower prices, even for products protected by patents. For risks associated with competition, see “We face competition” under “Risk Factors” below in Part I, Item 1A of this Form 10-K.

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

The activities required before a pharmaceutical product may be marketed in the U.S. begin with preclinical testing. Preclinical tests include laboratory evaluation of product chemistry and required animal studies to assess the potential safety and efficacy of the product and its formulations. The results of these studies must be submitted to the FDA as part of an Investigational New Drug Application, which must be reviewed by the FDA before proposed clinical testing in humans can begin. Typically, clinical testing involves a three-phase process. In Phase I, clinical trials are conducted with a small number of subjects to determine the early safety profile and the pattern of drug distribution and metabolism. In Phase II, clinical trials are conducted with groups of patients afflicted with a specified disease in order to provide enough data to evaluate the preliminary efficacy, optimal dosages and expanded evidence of safety. In Phase III, large scale, multicenter clinical trials are conducted with patients afflicted with a target disease in order to provide enough data to statistically evaluate the efficacy and safety of the product, as required by the FDA. The results of the preclinical and clinical testing of a chemical pharmaceutical product are then submitted to the FDA in the form of a New Drug Application (or “NDA”), or for a biological pharmaceutical product in the form of a Biologics License Application (or “BLA”), for approval to commence commercial sales. In responding to an NDA or a BLA, the FDA may grant marketing approval, request additional information or deny the application if it determines that the application does not provide an adequate basis for approval. Most R&D projects fail to produce data sufficiently compelling to enable progression through all the stages of development and to obtain FDA approval for commercial sale. See also “The successful development of biotherapeutics is highly uncertain and requires significant expenditures and time” under “Risk Factors.”

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

In addition, in the U.S. and elsewhere, sales of therapeutic and other pharmaceutical products are dependent in part on the availability of reimbursement to the physician or consumer from third-party payers, such as the government or private insurance plans. Government and private third-party payers are increasingly challenging the prices charged for medical products and services, through class action litigation and otherwise. For example, the Medicare Prescription Drug Improvement and Modernization Act, enacted in December 2003 (or “Medicare Act”), revised the Medicare reimbursement rate for many drugs, including our oncology products, which resulted in a decrease in the revised reimbursement rate of several of our products and which was possibly offset to some extent by increased physician payment rates for drug administration services related to certain of our oncology products. To date, we have not seen any detectable effects of the new rules on our product sales, and we anticipate minimal effects on our revenues in 2007. See also “Decreases in third party reimbursement rates may affect our product sales, results of operations and financial condition” under “Risk Factors.”

We are also subject to various federal and state laws pertaining to health care fraud and abuse, including anti-kickback laws and false claims laws. For risks associated with health care fraud and abuse, see “If there is an adverse outcome in our pending litigation or other legal actions our business may be harmed” under “Risk Factors.”

Research and Development

A significant portion of our operating expenses is related to R&D. Generally, R&D expenses consist of independent R&D costs and costs associated with collaborative R&D and in-licensing arrangements. R&D expenses were $1,773 million in 2006, $1,262 million in 2005, and $948 million in 2004. We intend to maintain our strong commitment to R&D. Biotechnology products generally take 10 to 15 years to research, develop and bring to market in the U.S. As discussed above, clinical development typically involves three phases of study: Phase I, II, and III. The most significant costs associated with clinical development are the Phase III trials as they tend to be the longest and largest studies conducted during the drug development process. Product completion dates and completion costs vary significantly by product and are difficult to predict.

Human Resources

As of December 31, 2006, we had 10,533 employees.

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

•	the charters of the Audit Committee and the Compensation Committee of our Board of Directors.

Item 1A.	RISK FACTORS

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

The successful development of biotherapeutics is highly uncertain and requires significant expenditures and time

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

•
The number of products entering into development from late-stage research. For example, there is no guarantee that internal research efforts will succeed in generating a sufficient number of candidate products that are ready to move into development or that product candidates will be available for in-licensing on terms acceptable to us and permitted under the anti-trust laws.

•
Decisions by F. Hoffmann-La Roche (or “Hoffmann-La Roche”) whether to exercise its options to develop and sell our future products in non-U.S. markets and the timing and amount of any related development cost reimbursements.

•
Our ability to in-license projects of interest to us and the timing and amount of related development funding or milestone payments for such licenses. For example, we may enter into agreements requiring us to pay a significant upfront fee for the purchase of in-process R&D, which we may record as an R&D expense.

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

We may be unable to obtain or maintain regulatory approvals for our products

We are subject to stringent regulation with respect to product safety and efficacy by various international, federal, state and local authorities. Of particular significance are the FDA’s requirements covering R&D, testing, manufacturing, quality control, labeling and promotion of drugs for human use. A biotherapeutic cannot be marketed in the United States (or “U.S.”) until it has been approved by the FDA, and then can only be marketed for the indications approved by the FDA. As a result of these requirements, the length of time, the level of expenditures and the laboratory and clinical information required for approval of a BLA or NDA, are substantial and can require a number of years. In addition, even if our products receive regulatory approval, they remain subject to ongoing FDA regulation, including, for example, changes to the product label, new or revised regulatory requirements for manufacturing practices, written advisements to physicians and/or a product recall or withdrawal.

We may not obtain necessary regulatory approvals on a timely basis, if at all, for any of the products we are developing or manufacturing or we may not maintain necessary regulatory approvals for our existing products, and all of the following could have a material adverse effect on our business:

•	Significant delays in obtaining or failing to obtain approvals as described in “The successful development of biotherapeutics is highly uncertain and requires significant expenditures and time” above.

•	Loss of, or changes to, previously obtained approvals, including those resulting from post-approval safety or efficacy issues.

•	Failure to comply with existing or future regulatory requirements.

•	Changes to manufacturing processes, manufacturing process standards or Good Manufacturing Practices (or “GMP”) following approval or changing interpretations of these factors.

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

Avastin: Avastin competes with Erbitux® (Imclone/Bristol-Myers Squibb), which is an EGFR-inhibitor approved for the treatment of irinotecan refractory or intolerant metastatic colorectal cancer (or “CRC”) patients, Nexavar® (sorafenib Bayer Corporation/Onyx Pharmaceuticals, Inc.) for the treatment of patients with advanced renal cell carcinoma (or “RCC”) or kidney cancer (an unapproved use of Avastin), Sutent® (sunitinib malate, Pfizer, Inc.) for use in advanced RCC (an unapproved use of Avastin), Gleevec® (imatinib mesylate, Novartis) for use in refractory/intolerant gastrointestinal stromal tumor (an unapproved use of Avastin), and Vectibix™ (panitumumab, Amgen), for the treatment of EGFR-expressing, metastatic colorectal carcinoma with disease progression on or following fluoropyrimidine-, oxaliplatin-, and irinotecan-containing chemotherapy regimens. Avastin could face competition from products in development that currently do not have regulatory approval. Amgen has stated that it will initiate head-to-head clinical trials comparing AMG 706 and Avastin. There are also head-to-head clinical trials that have recently begun comparing both Sutent and AZD2171 (AstraZeneca) to Avastin. Additionally, there are more than 65 molecules that target VEGF inhibition, and over 130 companies that are developing molecules that, if approved, may compete with Avastin.

Rituxan: Rituxan’s primary competitor is Bexxar® (GlaxoSmithKline (or “GSK”)) which is radioimmunotherapy indicated for the treatment of patients with relapsed or refractory low-grade, follicular, or transformed B-cell non-Hodgkin’s lymphoma (or “NHL”). Other potential competitors include Campath® in relapsed CLL (an unapproved use of Rituxan), Velcade® (Millennium Pharmaceuticals, Inc.) which is indicated for multiple myeloma and more recently, mantle cell lymphoma (both unapproved uses of Rituxan). Ofatumumab (Humax CD20™), an anti-CD20 antibody being co-developed by Genmab and GSK is in late-stage development for refractory CLL and NHL. In addition to the products detailed above, we are aware of other anti-CD20 molecules in development that, if successful in clinical trials, may compete with Rituxan.

Rituxan’s current biologic competitors in rheumatoid arthritis (or “RA”) include Enbrel® (Amgen/Wyeth), Humira® (Abbott), Remicade® (Johnson & Johnson), Orencia® (Bristol-Myers Squibb), and Kineret® (Amgen). These products are approved for use in a broader RA patient population than the approved population for Rituxan.

Herceptin: Herceptin could face competition in the future from experimental drugs and products in development that do not currently have regulatory approval for use outside of clinical trials, including lapatinib ditosylate (Tykerb®), a tyrosine kinase inhibitor being developed by GSK. On April 3, 2006, GSK announced that it stopped enrollment in its Phase III clinical trial to evaluate lapatinib ditosylate because of positive results in treating HER2-positive metastatic breast cancer in women whose disease had progressed following a Herceptin-containing regimen and other cancer therapies. Results from this trial showed that lapatinib ditosylate in combination with capecitabine increased time to disease progression compared to capecitabine alone. GSK filed for regulatory approval of lapatinib ditosylate in the third quarter of 2006 and was granted priority review with approval expected in the first quarter of 2007.

Lucentis: We are aware that retinal specialists are currently using Avastin to treat the wet form of age-related macular degeneration, an unapproved use for Avastin, which results in significantly less revenue to us per treatment as compared to Lucentis. We expect Avastin use to continue in this setting. Additionally, the National Eye Institute and National Institute of Health have announced a head-to-head trial of Avastin and Lucentis in this setting. Lucentis also competes with Macugen® (Pfizer/OSI Pharmaceuticals), and Visudyne® (Novartis) alone, or in combination with the off-label steroid triamcinolone in wet AMD.

Xolair: Xolair faces competition from other asthma therapies, including inhaled corticosteroids, long-acting beta agonists, combination products such as fixed dose inhaled corticosteroids/long-acting beta agonists and leukotriene inhibitors, as well as oral corticosteroids and immunotherapy.

Tarceva: Tarceva competes with the chemotherapy agents Taxotere® (Sanofi-Aventis) and Alimta® (Eli Lilly and Company), both of which are indicated for the treatment of relapsed non-small cell lung cancer (or “NSCLC”). Recent increases in the off-label use of Avastin in combination with chemotherapy in second-line NSCLC have also had an impact in this setting. In front-line pancreatic cancer, Tarceva primarily competes with Gemzar® (Eli Lilly) monotherapy and Gemzar® in combination with other chemotherapeutic agents. Tarceva could also face competition in the future from products in late-phase development that currently do not have regulatory approval for use in NSCLC or pancreatic cancer. Examples of potential competitors in NSCLC include Erbitux® (Bristol-Myers Squibb), Xyotax® (Cell Therapeutics Inc.), Telcyta® (Telik, Inc.), Nexavar® (sorafenib, Bayer/Onyx) and Zactima® (Astra Zeneca). Examples of potential competitors in Phase III pancreatic cancer trials are Xeloda® (F. Hoffmann-La Roche) and Erbitux® (Bristol-Myers Squibb).

Nutropin: In the growth hormone market, we face competition from other companies currently selling growth hormone products. Nutropin’s current competitors are Genotropin® (Pfizer), Norditropin® (Novo Nordisk), Humatrope® (Eli Lilly and Company), Tev-Tropin® (Teva Pharmaceutical Industries Ltd.), and Saizen® (Serono, Inc.). In addition, follow-on biologics are beginning to enter the growth hormone market. The FDA recently approved the first follow-on version of a protein product, Omnitrope® (Sandoz), as a biologic similar to Genotropin® (Pfizer). Furthermore, as a result of multiple competitors, we have experienced, and may continue to experience, a loss of patient share and increased competition for managed care product placement. Obtaining placement on the preferred product lists of managed care companies may require that we discount the price of Nutropin.

Thrombolytics: We face competition in our acute myocardial infarction market, with sales of TNKase and Activase affected by the adoption by physicians of mechanical reperfusion strategies. We expect that the use of mechanical reperfusion in lieu of thrombolytic therapy for the treatment of acute myocardial infarction will continue to grow. TNKase, for acute myocardial infarction, also faces competition from Retavase® (PDL BioPharma Inc.), which engages in competitive price discounting.

Pulmozyme: Pulmozyme faces competition from the use of hypertonic saline, an emerging, inexpensive approach to clearing the lungs of cystic fibrosis patients.

Raptiva: Raptiva competes with established therapies for moderate-to-severe psoriasis including oral systemics such as methotrexate and cyclosporin, as well as ultraviolet light therapies. In addition, Raptiva competes with biologic agents Amevive® (Astellas), Enbrel® (Amgen), and Remicade® (Centocor, Inc.). Raptiva also competes with the biologic agent Humira® (Abbott Laboratories), which is currently used off-label in the psoriasis market.

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

Difficulties or delays in product manufacturing or in obtaining materials from our suppliers could harm our business and/or negatively affect our financial performance

Manufacturing biotherapeutics is difficult and complex, and requires facilities specifically designed and validated for this purpose. It can take longer than five years to design, construct, validate, and license a new biotechnology manufacturing facility. We currently produce our products at our manufacturing facilities located in South San Francisco, California and Vacaville, California and through various contract-manufacturing arrangements. Maintaining an adequate supply to meet demand for our products depends on our ability to execute on an aggressive production plan. Any significant problem in the operations of our or our contractors’ manufacturing facilities could result in cancellations of shipments, loss of product in the process of being manufactured, a shortfall or stock-out or recall of available product inventory, or unplanned increases in production costs, any of which could have a material adverse effect on our business. A number of factors could cause significant production problems or interruptions, including:

•	the inability of a supplier to provide raw materials used for manufacture of our products;

•	equipment obsolescence, malfunctions or failures;

•	product quality or contamination problems;

•
damage to a facility, including our warehouses and distribution facilities, due to natural disasters, including, but not limited to, earthquakes as our South San Francisco, Oceanside and Vacaville facilities are located in areas where earthquakes occur;

•	changes in FDA regulatory requirements or standards that require modifications to our manufacturing processes;

•	action by the FDA or by us that results in the halting or slowdown of production of one or more of our products or products we make for others;

•	a contract manufacturer going out of business or failing to produce product as contractually required;

•	failure to maintain an adequate state of GMP compliance; and

•	successful implementation and integration of our new enterprise resource planning system, including the portions relating to manufacturing and distribution.

In addition, there are inherent uncertainties associated with forecasting future demand, especially for newly introduced products of ours or of those for whom we produce products, and as a consequence we may have inadequate capacity to meet our own actual demands and/or the actual demands of those for whom we produce product. Increasing our manufacturing capacity to keep pace with growing demand will depend, in part, on our ability to successfully implement key capacity enhancement projects, including the following:  (i) licensure of 90,000 liters of capacity at our Oceanside, California manufacturing facility during the first half of 2007 to produce Avastin, and (ii) completion of construction, qualification and licensure of our new plant in Vacaville, California in 2009.

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

Protecting our proprietary rights is difficult and costly

The patent positions of pharmaceutical and biotechnology companies can be highly uncertain and involve complex legal and factual questions. Accordingly, we cannot predict with certainty the breadth of claims allowed in these companies’ patents. Patent disputes are frequent and can preclude the commercialization of products. We have in the past been, are currently, and may in the future be, involved in material litigation and other legal proceedings relating to our proprietary rights, such as the Cabilly reexaminations discussed in Note 8, “Leases, Commitments and Contingencies,” in the Notes to Consolidated Financial Statements of Part II, Item 8 of this Form 10-K. Such litigation and other legal proceedings are costly in their own right and could subject us to significant liabilities to third-parties. An adverse decision could force us to either obtain third-party licenses at a material cost or cease using the technology or commercializing the product in dispute. An adverse decision with respect to one or more of our patents or other intellectual property rights could cause us to incur a material loss of royalties and other revenue from licensing arrangements that we have with third-parties, and could significantly interfere with our ability to negotiate future licensing arrangements.

The presence of patents or other proprietary rights belonging to other parties may lead to our termination of the R&D of a particular product, or to a loss of our entire investment in the product and subject us to infringement claims.

If there is an adverse outcome in our pending litigation or other legal actions our business may be harmed

Litigation or other legal actions to which we are currently or have been subjected relates to, among other things, our patent and other intellectual property rights, licensing arrangements and other contracts with third parties, and product liability. We cannot predict with certainty the eventual outcome of pending proceedings, which may include an injunction against the development, manufacture or sale of a product or potential product or a judgment with significant monetary award, including the possibility of punitive damages, or a judgment that certain of our patent or other intellectual property rights are invalid or unenforceable. Furthermore, we may have to incur substantial expense in these proceedings and such matters could divert management’s attention from ongoing business concerns.

Our activities relating to the sale and marketing of our products are subject to regulation under the U.S. Federal Food, Drug and Cosmetic Act and other federal statutes. Violations of these laws may be punishable by criminal and/or civil sanctions, including fines and civil monetary penalties, as well as the possibility of exclusion from federal health care programs (including Medicare and Medicaid). In 1999 we agreed to pay $50 million to settle a federal investigation relating to our past clinical, sales and marketing activities associated with human growth hormone. We are currently being investigated by the Department of Justice with respect to our promotional practices, and may in the future be investigated for our promotional practices relating to any of our products. If the government were to bring charges against or convict us of violating these laws, or if we were subject to third party litigation relating to the same promotional practices, there could be a material adverse effect on our business, including our financial condition and results of operations.

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

•
Our pricing decisions, including a decision to increase or decrease the price of a product, the pricing decisions of our competitors, as well as our Avastin Patient Assistance Program, which is a voluntary program that enables eligible patients who receive greater than 10,000 milligrams of Avastin over a 12-month period to receive free Avastin during the remainder of the 12-month period. Eligible patients include those who are being treated for an FDA-approved indication.

•	Government and third-party payer reimbursement and coverage decisions that affect the utilization of our products and competing products.

•
Negative safety or efficacy data from new clinical studies conducted either in the U.S. or internationally by any party could cause the sales of our products to decrease or a product to be recalled or withdrawn.

•	Negative safety or efficacy data from post-approval marketing experience or production quality problems could cause sales of our products to decrease or a product to be recalled.

•
Efficacy data from clinical studies conducted by any party in the U.S. or internationally, showing or perceived to show, a similar or an improved treatment benefit at a lower dose or shorter duration of therapy could cause the sales of our products to decrease.

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

Our results of operations are affected by our royalty and contract revenues, and sales to collaborators

Royalty and contract revenues, and sales to collaborators in future periods could vary significantly. Major factors affecting these revenues include, but are not limited to:

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

Our affiliation agreement with Roche Holdings, Inc. could adversely affect our cash position

Our affiliation agreement with Roche provides that we establish a stock repurchase program designed to maintain Roche’s percentage ownership interest in our Common Stock based on an established Minimum Percentage. For more information on our stock repurchase program, see discussion in “Liquidity and Capital Resources—Cash Used in or Provided by Financing Activities.” See Note 9, “Relationship with Roche and Related Party Transactions,” in the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K for information regarding the Minimum Percentage.

Roche’s ownership percentage is diluted by the exercise of stock options to purchase shares of our Common Stock by our employees and the purchase of shares of our Common Stock through our employee stock purchase plan. In order to maintain Roche’s Minimum Percentage, we repurchase shares of our Common Stock under the stock repurchase program. See Note 3, “Employee Stock-Based Compensation,” in the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K for information regarding employee stock plans. While the dollar amounts associated with future stock repurchase programs cannot currently be determined, future stock repurchases could have a material adverse effect on our liquidity, credit rating and ability to access additional capital in the financial markets.

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

•
Require us to establish a stock repurchase program designed to maintain Roche’s percentage ownership interest in our Common Stock based on an established Minimum Percentage. For information regarding Minimum Percentage, see Note 9, “Relationship with Roche and Related Party Transactions,” in the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K.

These provisions may have the effect of limiting our ability to make acquisitions.

Future sales of our Common Stock by Roche could cause the price of our Common Stock to decline

As of December 31, 2006, Roche owned 587,189,380 shares of our Common Stock, or 55.8% of our outstanding shares. All of our shares owned by Roche are eligible for sale in the public market subject to compliance with the applicable securities laws. We have agreed that, upon Roche’s request, we will file one or more registration statements under the Securities Act in order to permit Roche to offer and sell shares of our Common Stock. Sales of a substantial number of shares of our Common Stock by Roche in the public market could adversely affect the market price of our Common Stock.

Roche Holdings, Inc., our controlling stockholder, may seek to influence our business in a manner that is adverse to us or adverse to other stockholders who may be unable to prevent actions by Roche

Roche, as our majority stockholder, controls the outcome of most actions requiring the approval of our stockholders. Our bylaws provide, among other things, that the composition of our board of directors shall consist of at least three directors designated by Roche, three independent directors nominated by the nomination committee and one Genentech executive officer nominated by the nominations committee. Our bylaws also provide that Roche will have the right to obtain proportional representation on our board until such time that Roche owns less than 5% of our stock. Currently, three of our directors, Mr. William Burns, Dr. Erich Hunziker and Dr. Jonathan K.C. Knowles, also serve as officers and employees of Roche Holding Ltd and its affiliates. As long as Roche owns in excess of 50% of our Common Stock, Roche directors will comprise two of the three members of the nominations committee. Our certificate of incorporation includes provisions relating to competition by Roche affiliates with us, offering of corporate opportunities, transactions with interested parties, intercompany agreements, and provisions limiting the liability of specified employees. We cannot assure that Roche will not seek to influence our business in a manner that is contrary to our goals or strategies or the interests of other stockholders. Moreover, persons who are directors and/or officers of Genentech and who are also directors and/or officers of Roche may decline to take action in a manner that might be favorable to us but adverse to Roche.

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

•	The timing and volume of bulk shipments to licensees.

•	The availability and extent of government and private third-party reimbursements for the cost of therapy.

•	The extent of product discounts extended to customers.

•	The efficacy and safety of our various products as determined both in clinical testing and by the accumulation of additional information on each product after the FDA approves it for sale.

•
The rate of adoption by physicians and use of our products for approved indications and additional indications. Among other things, the rate of adoption by physicians and use of our products may be affected by results of clinical studies reporting on the benefits or risks of a product.

•	The potential introduction of new products and additional indications for existing products.

•	The ability to successfully manufacture sufficient quantities of any particular marketed product.

•	Pricing decisions that we or our competitors have adopted or may adopt, as well as our Avastin Patient Assistance Program.

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
The following factors may have a significant effect on the market price of our Common Stock.

•	Announcements of technological innovations or new commercial products by us or our competitors.

•	Publicity regarding actual or potential medical results relating to products under development or being commercialized by us or our competitors.

•	Concerns about the pricing of our products, or our pricing initiatives (including our Avastin Patient Assistance Program), and the potential effect of such on their utilization or our product sales.

•	Developments or outcome of litigation, including litigation regarding proprietary and patent rights.

•	Regulatory developments or delays concerning our products in the U.S. and foreign countries.

•	Issues concerning the safety of our products or of biotechnology products generally.

•	Economic and other external factors or a disaster or crisis.

•	Period to period fluctuations in our financial results.

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

To pay our indebtedness will require a significant amount of cash and may adversely affect our operations and financial results

As of December 31, 2006, we had approximately $2.0 billion of long-term debt. Our ability to make payments on and to refinance our indebtedness, including our long-term debt obligations, and to fund planned capital expenditures, R&D, as well as stock repurchases and expansion efforts will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are and will remain beyond our control. Additionally, our indebtedness may increase our vulnerability to general adverse economic and industry conditions, require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, which would reduce the availability of our cash flow to fund working capital, capital expenditures, R&D, expansion efforts and other general corporate purposes, and limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate.

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

In June 2006, the FASB issued FASB Interpretation (or “FIN”) No. 48, “Accounting for Uncertainty in Income Taxes.” FIN 48 clarifies the application of FASB Statement 109, “Accounting for Income Taxes,” by defining criteria that must be met for any part of a benefit related to an individual tax position to be recognized in the financial statements. FIN 48 also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition and is effective for us beginning January 1, 2007. We are currently evaluating the effect that the adoption of FIN 48 will have on our consolidated results of operations and financial position, but we do not expect the effect to be material.

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 2.	PROPERTIES

Our headquarters facilities are located in a research and industrial area in South San Francisco, California where we currently occupy 30 owned and 8 leased buildings which house our research and development, marketing and administrative activities, as well as bulk manufacturing facilities, a fill and finish facility and a warehouse. We have made and will continue to make improvements to these properties to accommodate our growth. We also have a commitment to lease an additional eight buildings in South San Francisco, California. We occupied one of these buildings in 2006, and we will occupy additional buildings beginning in 2007. In addition, we own other properties in South San Francisco for future expansion.

We own a manufacturing facility in Vacaville, California, which is licensed to produce commercial quantities of select products. We are currently expanding our Vacaville site by constructing an additional manufacturing facility adjacent to the existing facility as well as office buildings to support the added manufacturing capacity. We expect completion of construction, qualification and licensure of our new Vacaville plant by the end of 2009.

In June 2005, we acquired a biologics manufacturing facility in Oceanside, California. In 2006 we began manufacturing Avastin bulk product at the plant and we anticipate FDA licensure in the first half of 2007.

In September 2006, we acquired land in Hillsboro, Oregon for the construction of a new fill, finish, warehousing and related office facility. Construction is expected to begin in 2007 with completion and FDA licensure in early 2010.

In December 2006, Lonza acquired the warehouse and cell culture manufacturing facility that we owned in Porriño, Spain and at which Lonza will continue to manufacture Avastin for us through December 31, 2009. We also have an agreement under which we can elect to purchase Lonza’s manufacturing facility currently under construction in Singapore. Such facility is expected to be licensed for the production of Avastin in 2010.

We also lease additional office facilities as regional offices for sales and marketing and other functions in several locations throughout the United States.

In general, our existing facilities, owned or leased, are in good condition and adequate for all present and near term uses and we believe our capital resources are sufficient to purchase, lease or construct any additional facilities required to meet our long-term growth needs.

Item 3.	LEGAL PROCEEDINGS

We are a party to various legal proceedings, including patent infringement litigation and licensing and contract disputes, and other matters.

On October 4, 2004, we received a subpoena from the U.S. Department of Justice, requesting documents related to the promotion of Rituxan, a prescription treatment now approved for five indications:  (1) the treatment of relapsed or refractory, low-grade or follicular, CD20-positive, B-cell non-Hodgkin’s lymphoma, (2) the first-line treatment of diffuse large B-cell, CD20-positive, non-Hodgkin’s lymphoma in combination with CHOP (cyclophosphamide, doxorubicin, vincristine and prednisone) or other anthracycline-based chemotherapy regimens (approved on February 10, 2006), (3) the first-line treatment of previously untreated patients with follicular, CD20-positive, B-cell non-Hodgkin’s lymphoma in combination with cyclophosphamide, vincristine, prednisone (or “CVP”) chemotherapy (approved September 29, 2006), (4) the treatment of low-grade, CD20-positive, B-cell non-Hodgkin’s lymphoma in patients with stable disease or who achieve a partial or complete response following first-line treatment with CVP chemotherapy (approved on September 29, 2006), and (5) for use in combination with methotrexate to reduce signs and symptoms in adult patients with moderately- to severely- active rheumatoid arthritis who have had an inadequate response to one or more tumor necrosis factor antagonist therapies (approved on February 28, 2006). We are cooperating with the associated investigation, which we have been advised is both civil and criminal in nature. The government has called and will likely continue to call former and current Genentech employees to appear before a grand jury in connection with this investigation. The outcome of this matter cannot be determined at this time.

On July 29, 2005, a former Genentech employee, whose employment ended in April 2005, filed a qui tam complaint under seal in the United States District Court for the District of Maine against Genentech and Biogen Idec, alleging violations of the False Claims Act and retaliatory discharge of employment. On December 20, 2005, the United States filed notice of its election to decline intervention in the lawsuit. The complaint was subsequently unsealed and we were served on January 5, 2006. Genentech filed a motion to dismiss the complaint and on December 14, 2006, the Magistrate Judge assigned to the case issued a Recommended Decision on that motion, which is subject to review by the District Court Judge. The Magistrate Judge recommended that the False Claims Act portion of the complaint be dismissed, leaving as the only remaining claim against Genentech the plaintiff’s retaliatory discharge claim. Plaintiff, Biogen Idec, and Genentech each subsequently filed objections with the District Court Judge concerning certain aspects of the Magistrate Judge’s Recommended Decision. We are awaiting the District Court’s decision on the Recommended Decision and the objections. The outcome of this matter cannot be determined at this time.

We and the City of Hope National Medical Center (or “COH”) are parties to a 1976 agreement relating to work conducted by two COH employees, Arthur Riggs and Keiichi Itakura, and patents that resulted from that work, which are referred to as the “Riggs/Itakura Patents.” Since that time, we have entered into license agreements with various companies to make, use and sell the products covered by the Riggs/Itakura Patents. On August 13, 1999, the COH filed a complaint against us in the Superior Court in Los Angeles County, California, alleging that we owe royalties to the COH in connection with these license agreements, as well as product license agreements that involve the grant of licenses under the Riggs/Itakura Patents. On June 10, 2002, a jury voted to award the COH approximately $300 million in compensatory damages. On June 24, 2002, a jury voted to award the COH an additional $200 million in punitive damages. Such amounts were accrued as an expense in the second quarter of 2002 and are included in the accompanying Consolidated Balance Sheets in “litigation-related and other long-term liabilities” at December 31, 2006 and December 31, 2005. We filed a notice of appeal of the verdict and damages awards with the California Court of Appeal. On October 21, 2004, the California Court of Appeal affirmed the verdict and damages awards in all respects. On November 22, 2004, the California Court of Appeal modified its opinion without changing the verdict and denied Genentech’s request for rehearing. On November 24, 2004, we filed a petition seeking review by the California Supreme Court. On February 2, 2005, the California Supreme Court granted that petition. The appeal to the California Supreme Court has been fully briefed and we are waiting to be assigned an oral argument date. The amount of cash paid, if any, or the timing of such payment in connection with the COH matter will depend on the outcome of the California Supreme Court’s review of the matter, however, it may take longer than one year to resolve the matter.

We recorded accrued interest and bond costs of $54 million in 2006 and 2005 related to the COH trial judgment. In conjunction with the COH judgment, we posted a surety bond and were required to pledge cash and investments of $735 million at December 31, 2005 to secure the bond. During the third quarter of 2006, COH requested that we increase the surety bond value by $50 million to secure the accruing interest, and we correspondingly increased the pledge amount to secure the bond by $53 million to $788 million. These amounts are reflected in “restricted cash and investments” in the accompanying Consolidated Balance Sheets. We expect that we will continue to incur interest charges on the judgment and service fees on the surety bond each quarter through the process of appealing the COH trial results.

On April 11, 2003, MedImmune, Inc. (or “MedImmune”) filed a lawsuit against Genentech, COH, and Celltech R & D Ltd. in the U.S. District Court for the Central District of California (Los Angeles). The lawsuit relates to U.S. Patent No. 6,331,415 (or “the ‘415 patent” or “Cabilly patent”) that we co-own with COH and under which MedImmune and other companies have been licensed and are paying royalties to us. The lawsuit includes claims for violation of antitrust, patent, and unfair competition laws. MedImmune is seeking a ruling that the ‘415 patent is invalid and/or unenforceable, a determination that MedImmune does not owe royalties under the ‘415 patent on sales of its Synagis® antibody product, an injunction to prevent us from enforcing the ‘415 patent, an award of actual and exemplary damages, and other relief. On January 14, 2004 (amending a December 23, 2003 Order), the U.S. District Court granted summary judgment in our favor on all of MedImmune’s antitrust and unfair competition claims. On April 23, 2004, the District Court granted our motion to dismiss all remaining claims in the case. On October 18, 2005, the U.S. Court of Appeals for the Federal Circuit affirmed the judgment of the District Court in all respects. MedImmune filed a petition for certiorari with the United States Supreme Court on November 10, 2005, seeking review of the decision to dismiss certain of its claims. The Supreme Court granted MedImmune’s petition and the oral argument of this case before the Supreme Court occurred on October 4, 2006. On January 9, 2007, the Supreme Court issued a decision reversing the Federal Circuit’s decision and remanding the case to the lower courts for further proceedings in connection with the patent and contract claims. The outcome of this matter cannot be determined at this time.

On May 13, 2005, a request was filed by a third party for reexamination of the ‘415 or Cabilly patent. The request sought reexamination on the basis of non-statutory double patenting over U.S. Patent No. 4,816,567. On July 7, 2005, the U.S. Patent Office ordered reexamination of the ‘415 patent. On September 13, 2005, the Patent Office mailed an initial non-final Office action rejecting the claims of the ‘415 patent. We filed our response to the Office action on November 25, 2005. On December 23, 2005, a second request for reexamination of the ‘415 patent was filed by another third party, and on January 23, 2006, the Patent Office granted that request. On June 6, 2006, the two reexaminations were merged into one proceeding. On August 16, 2006, the Patent Office mailed a non-final Office action in the merged proceeding, rejecting the claims of the ‘415 patent based on issues raised in the two reexamination requests. We filed our response to the Office action on October 30, 2006. On February 16, 2007, the Patent Office mailed a final Office action rejecting all thirty-six claims of the ‘415 patent. We intend to respond to the final Office action, and, if necessary, appeal the decision. The ‘415 patent, which expires in 2018, relates to methods we and others use to make certain antibodies or antibody fragments, as well as cells and DNA used in these methods. We have licensed the ‘415 patent to other companies and derive significant royalties from those licenses. The claims of the ‘415 patent remain valid and enforceable throughout the reexamination and appeals process. Because the above-described proceeding is ongoing, the outcome of this matter cannot be determined at this time.

In 2006, we made development decisions involving our humanized anti-CD20 program. Our collaborator, Biogen Idec, disagrees with certain of our development decisions under our 2003 collaboration agreement with Biogen Idec relating to humanized anti-CD20 products. We believe that we are permitted under the agreement to proceed with further trials of certain humanized anti-CD20 antibodies, and Biogen Idec disagrees with our position. We continue to pursue a resolution of our differences, and the disputed issues have been submitted to arbitration. In the arbitration, Biogen Idec has filed motions for a preliminary injunction and summary judgment seeking to stop us from proceeding with certain development activities, including planned clinical trials. A hearing on the motion for a preliminary injunction was held on January 30, 2007 and we are waiting on a decision by the arbitrators on that motion. Briefing relating to the motion for summary judgment is ongoing. Resolution of the arbitration could require that both parties agree to certain development decisions before moving forward with humanized anti-CD20 antibody clinical trials, in which case we may have to alter or cancel planned trials in order to obtain Biogen Idec’s approval. The outcome of this matter cannot be determined at this time.

On March 24, 2004, Dr. Kourosh Dastgheib filed a lawsuit against Genentech in the U.S. District Court for the Eastern District of Pennsylvania. The lawsuit stems from Dastgheib’s claim that, based on a purported relationship with Genentech in the mid-1990’s, he is entitled to profits or proceeds from Genentech’s Lucentis product. Dastgheib has asserted multiple claims for monetary damages, including a claim under an unjust enrichment theory that he is entitled to the entire net present value of projected Lucentis sales, which he claims is between approximately $1.4 billion and $4.1 billion. On November 8, 2006, a unanimous jury ruled against Dastgheib and in favor of Genentech on all claims, and final judgment was entered in Genentech’s favor. On January 30, 2007, Dastgheib’s motion for a new trial was denied in its entirety. Because Dastgheib may still seek to appeal the judgment to the court of appeals, the final outcome of this matter cannot be determined at this time.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

Executive Officers of the Company

The executive officers of the Company and their respective ages (as of December 31, 2006) and positions with the Company are as follows:

Name	Age	Position
Arthur D. Levinson, Ph.D.*	56	Chairman and Chief Executive Officer
Susan D. Desmond-Hellmann, M.D., M.P.H.*	49	President, Product Development
Ian T. Clark*	46	Executive Vice President, Commercial Operations
David A. Ebersman*	37	Executive Vice President and Chief Financial Officer
Stephen G. Juelsgaard, D.V.M., J.D.*	58	Executive Vice President, Secretary and Chief Compliance Officer
Richard H. Scheller, Ph.D.*	53	Executive Vice President, Research
Patrick Y. Yang, Ph.D.*	58	Executive Vice President, Product Operations
Robert L. Garnick, Ph.D.	57	Senior Vice President, Regulatory, Quality and Compliance
John M. Whiting	51	Vice President, Finance and Chief Accounting Officer
________________________
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

Stephen G. Juelsgaard, D.V.M., J.D. was appointed Chief Compliance Officer of Genentech in June 2005, Executive Vice President in September 2002, and Secretary in April 1997. He joined Genentech in July 1985 as Corporate Counsel and subsequently served as Senior Corporate Counsel from 1988 to 1990, Chief Corporate Counsel from 1990 to 1993, Vice President, Corporate Law from 1993 to 1994, Assistant Secretary from 1994 to 1997, Senior Vice President from April 1998 to September 2002, and General Counsel from July 1994 to January 2007.

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

John M. Whiting was appointed Vice President, Finance of Genentech in June 2006, and Chief Accounting Officer in October 1997. He served as Controller from October 1997 to June 2006 and as Vice President from January 2001 to June 2006. He previously served in a variety of financial positions at Genentech from 1989 to 1997. Prior to joining Genentech, he served as Senior Audit Manager at Arthur Young.

PART II

Item 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

See “Liquidity and Capital Resources — Cash Used in or Provided by Financing Activities” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of Part II, Item 7 of this Form 10-K, Note 1, “Description of Business — Redemption of Our Special Common Stock,” Note 9, “Relationship with Roche and Related Party Transactions,” and Note 10, “Capital Stock,” in the Notes to Consolidated Financial Statements of Part II, Item 8 of this Form 10-K.

Stock Exchange Listing

Our Common Stock trades on the New York Stock Exchange under the symbol “DNA.” No dividends have been paid on the Common Stock. We currently intend to retain all future income for use in the operation of our business and for future stock repurchases and, therefore, do not anticipate paying any cash dividends in the near future.

Common Stockholders

As of December 31, 2006, there were approximately 2,612 stockholders of record of our Common Stock, one of which is Cede & Co., a nominee for Depository Trust Company (or “DTC”). All of the shares of Common Stock held by brokerage firms, banks and other financial institutions as nominees for beneficial owners are deposited into participant accounts at DTC, and are therefore considered to be held of record by Cede & Co. as one stockholder.

Stock Prices

	Common Stock
	2006		2005
	High	Low	High	Low
4th Quarter	$86.93	$79.65	$100.20	$79.87
3rd Quarter	86.65	76.80	94.99	79.71
2nd Quarter	84.72	75.58	84.10	54.68
1st Quarter	95.16	81.15	59.00	43.90

Stock Repurchases

See “Liquidity and Capital Resources — Cash Used in or Provided by Financing Activities” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of Part II, Item 7 of this Form 10-K for information on our stock repurchases.

Performance Graph

We show below the cumulative total return to our stockholders during the period from December 31, 2001 through December 31, 2006 in comparison to the cumulative return on the Standard & Poor’s 500 Index, the Standard & Poor’s 500 Pharmaceuticals Index and the Standard & Poor’s 500 Biotechnology Index during that same period.(1) The results assume that $100 was invested on December 31, 2001.

	Base Period	Years Ending
	December	December	December	December	December	December
Company / Index	2001	2002	2003	2004	2005	2006
GENENTECH, INC	100	$61.12	$172.48	$200.70	$341.01	$299.10
S&P 500 INDEX	100	77.90	100.25	111.15	116.61	135.03
S&P 500 PHARMACEUTICALS	100	79.96	86.98	80.51	77.81	90.14
S&P BIOTECHNOLOGY	100	79.59	102.55	110.35	130.52	126.94
________________________
(1)
The total return on investment (change in year end stock price plus reinvested dividends) assumes $100 invested on December 31, 2001 in our common stock, the Standard & Poor’s 500 Index, the Standard & Poor’s 500 Pharmaceuticals Index and the Standard & Poor’s 500 Biotechnology Index. The Standard & Poor’s 500 Pharmaceuticals Index was comprised at December 31, 2006 of Abbott Laboratories, Allergan, Inc., Barr Pharmaceuticals Inc., Bristol-Myers Squibb Company, Forest Laboratories, Inc., Johnson & Johnson, King Pharmaceuticals, Inc., Merck & Co., Inc., Mylan Laboratories Inc., Lilly (Eli) and Company, Pfizer Inc., Schering-Plough Corporation, Watson Pharmaceuticals, Inc. and Wyeth. The Standard & Poor’s 500 Biotechnology Index was comprised at December 31, 2006 of Amgen Inc., Biogen Idec Inc., Genzyme Corporation, Gilead Sciences, Inc. and MedImmune, Inc.

The information under “Performance Graph” is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference in any filing of Genentech under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this 10-K and irrespective of any general incorporation language in those filings.

Item 6.	SELECTED FINANCIAL DATA

The following selected consolidated financial information has been derived from the audited consolidated financial statements. The information below is not necessarily indicative of results of future operations, and should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 1A, “Risk Factors” of this Form 10-K and the consolidated financial statements and related notes thereto included in Item 8 of this Form 10-K in order to fully understand factors that may affect the comparability of the information presented below.

SELECTED CONSOLIDATED FINANCIAL DATA
(in millions, except per share amounts)

	2006		2005		2004		2003		2002
Total operating revenues	$9,284		$6,633		$4,621		$3,300		$2,584
Product sales	7,640		5,488		3,749		2,621		2,164
Royalties	1,354		935		641		501		366
Contract revenue	290		210		231		178		54

Income before cumulative effect of accounting changes	$2,113		$1,279		$785		$610		$64
Cumulative effect of accounting changes, net of tax	-		-		-		(47	)(3)	-
Net income	$2,113	(1)	$1,279		$785		$563	(3)	$64	(4)

Basic earnings per share	$2.01		$1.21		$0.74		$0.54		$0.06
Diluted earnings per share	1.97		1.18		0.73		0.53		0.06

Total assets	$14,842		$12,147		$9,403	(2)	$8,759	(2)	$6,776
Long-term debt	2,204	(2)	2,083	(2)	412	(2)	412	(2)	-
Stockholders’ equity	9,478		7,470		6,782		6,520		5,339
________________________
We have paid no dividends.
All per share amounts reflect the two-for-one stock split that was effected in 2004.
Certain prior year amounts have been reclassified to conform to the current year presentation.
(1)
Net income in 2006 includes employee stock-based compensation costs of $182 million, net of tax, due to our adoption of FAS 123R on a modified prospective basis on January 1, 2006. No employee stock-based compensation expense was recognized in reported amounts in any period prior to January 1, 2006.

(2)
Long-term debt in 2006 and 2005 includes $1.99 billion related to our debt issuance in July 2005, and includes $216 million in 2006 and $94 million in 2005 in construction financing obligations related to our agreements with Slough and Lonza. Long-term debt in 2005 also reflects the repayment of $425 million to extinguish the consolidated debt and noncontrolling interest of a synthetic lease obligation related to our manufacturing facility located in Vacaville, California. Upon adoption of the Financial Accounting Standards Board Interpretation No. 46 (or “FIN 46”), “Consolidation of Variable Interest Entities,” in 2003, we consolidated the entity from which we lease our manufacturing facility located in Vacaville, California. Accordingly, we included in property, plant and equipment assets with net book values of $326 million at December 31, 2004 and $348 million at December 31, 2003. We also consolidated the entity’s debt of $412 million and noncontrolling interest of $13 million, which amounts are included in long-term debt and litigation-related and other long-term liabilities, respectively, at December 31, 2004 and 2003.

(3)
Net income in 2003 includes the receipt of $113 million in pre-tax litigation settlements with Amgen Inc. and Bayer Inc. Net income in 2003 also reflects our adoption of FIN 46 on July 1, 2003, which resulted in a $47 million charge, net of $32 million in taxes, (or $0.05 per share) as a cumulative effect of an accounting change in 2003.

(4)
Net income in 2002 includes $544 million of pre-tax litigation-related special charges, which are comprised of the COH litigation judgment in 2002, and accrued interest and bond costs, and certain other litigation-related matters.

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

Major Developments in 2006

We primarily earn revenues and income and generate cash from product sales and royalty revenues. Our total operating revenues in 2006 were $9.28 billion, an increase of 40% from $6.63 billion in 2005. Product sales in 2006 were $7.64 billion, an increase of 39% from $5.49 billion in 2005. Product sales represented 82% of our operating revenues in 2006 and 83% in 2005. Royalty revenues were $1.35 billion in 2006, an increase of 45% from $935 million in 2005. Royalty revenues represented 15% of our operating revenues in 2006 and 14% in 2005. Our net income in 2006 was $2.11 billion, an increase of 65% from $1.28 billion in 2005. Net income in 2006 includes the effect of employee stock-based compensation expense related to employee stock options and employee stock purchases under Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (or “FAS 123R”), which decreased our net income by $182 million after taxes in 2006.

We received the following U.S. Food and Drug Administration (or “FDA”) approvals:

•	Lucentis for the treatment of neovascular (wet) age-related macular degeneration (or “AMD”);

•	Avastin in combination with intravenous 5-fluorouracil (or “5-FU”)-based chemotherapy for second-line metastatic colorectal cancer;

•
Avastin for use in combination with carboplatin and paclitaxel chemotherapy for the first-line treatment of patients with unresectable, locally advanced, recurrent or metastatic non-squamous, non-small cell lung cancer (or “NSCLC”);

•	Rituxan for the treatment of patients with active rheumatoid arthritis (or “RA”) who have had an inadequate response to tumor necrosis factor antagonist therapy;

•	Rituxan for use in first-line treatment of patients with diffuse large B-cell, CD20-positive, non-Hodgkin’s lymphoma (or “DLBCL”);

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

•	Herceptin for the adjuvant treatment of HER2-positive node-positive breast cancer patients in combination with doxorubicin, cyclophosphamide, and paclitaxel.

In October 2006, we announced our plan to launch the Avastin Patient Assistance Program in the first quarter of 2007, which is a voluntary program that enables eligible patients who receive greater than 10,000 milligrams of Avastin over a 12-month period to receive free Avastin during the remainder of the 12-month period. Based on the current wholesale acquisition cost, the 10,000 milligrams is valued at $55,000 in gross revenue. Eligible patients include those who are being treated for an FDA-approved indication and who meet the household income criteria for this program. The program will be available for eligible patients who enroll regardless of whether they are insured. Because the program will apply retrospectively to patients currently on Avastin for all approved indications, we deferred approximately $9 million of our fourth quarter 2006 Avastin product sales to address our estimated free drug commitment to current patients. See “Critical Accounting Policies and the Use of Estimates - Revenue Recognition” below for further discussion.

On November 9, 2006 we and Tanox Inc. announced that we entered into an agreement to acquire Tanox, a biotechnology company specializing in the discovery and development of biotherapeutics based on monoclonal antibody technology, for $20 per share for a total cash value of approximately $0.9 billion. We and Tanox have been working together in collaboration with Novartis since 1996 to develop and commercialize Xolair. The terms of the acquisition have been unanimously approved by the Boards of Directors of both companies and approved by the stockholders of Tanox. We received a request for additional information from the U.S. Federal Trade Commission (or “second request”) in connection with the proposed acquisition. The second request extends the waiting period imposed by the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (or “Hart-Scott-Rodino Act”). The transaction is expected to be completed within the first half of 2007, subject to satisfaction of certain closing conditions, including the absence of a material adverse effect with respect to Tanox and the expiration or termination of the waiting period under the Hart-Scott-Rodino Act. Funds will be provided from Genentech’s cash on hand at the time of closing. We are currently evaluating the effects of the acquisition on our results of operations and financial condition and expect that if the transaction closes a substantial portion of the purchase price will be expensed as in-process research and development (or “R&D”).

On December 8, 2006, Lonza Group Ltd. (or “Lonza”) purchased all the outstanding shares of Genentech España, our wholly-owned subsidiary, for $150 million. Under the terms of the agreement, Lonza acquired from us the FDA-licensed Porriño facility, which has 40,000 liters of biologic manufacturing capacity and is currently dedicated to the production of Avastin. Lonza will continue to produce Avastin for us at the Porriño facility for the short-term. At the same time, we entered into a supply agreement with Lonza for the manufacture of certain of our products at Lonza’s facility under construction in Singapore, which is currently expected to receive FDA licensure in 2010. We are committed to fund the pre-commissioning production qualification costs at that facility, and, upon FDA licensure, we are committed to purchase 100 percent of products successfully manufactured at that facility for a period of three years after commissioning of the facility. The total estimated cost of these pre- and post-commissioning commitments is approximately $440 million. We also received an exclusive option to purchase the Lonza Singapore facility during the period from 2007 up to one year after FDA licensure for a purchase price of $290 million. Regardless of whether the purchase option is exercised, we will be obligated to make a milestone payment of approximately $70 million if certain performance milestones are met in connection with the construction of the facility.

In the fourth quarter of 2006, we received FDA approvals for yield improvement projects at our manufacturing plants in Vacaville, California related to the production of Rituxan and in South San Francisco, California related to the production of Avastin. In the fourth quarter of 2006, prior to the sale of our Porriño facility to Lonza, we received licensure of an additional 20,000 liters of capacity to manufacture bulk Avastin at that facility. In addition, in the first quarter of 2006, the FDA approved the production of bulk Xolair at Novartis’ production facility in Huningue, France and in the third quarter of 2006, the FDA approved the manufacture of bulk Herceptin at Wyeth’s Andover, Massachusetts facility. Our manufacturing plant in Oceanside, California, which currently has a total capacity of 90,000 liters, is expected to receive FDA licensure in the first half of 2007.

Our Strategy and Goals

Our business objectives for the years 2006 through 2010 include bringing at least 20 new molecules into clinical development, bringing at least 15 major new products or indications onto the market, becoming the number one U.S.

oncology company in sales, and achieving certain financial growth measures. These objectives are reflected in our revised Horizon 2010 strategy and goals summarized on our website at http://www.gene.com. At the end of 2006, we had 16 new molecules in the early development pipeline and approximately 30 projects in late stage research.

Our near-term growth will depend on our ability to execute on recent product approvals, including Lucentis for AMD and Avastin for lung cancer, and to successfully obtain FDA approvals for potential new indications for our existing products such as Avastin for breast cancer and Rituxan for immunological disorders. Continued long-term growth will depend on our ability to bring new molecules to the market that make a meaningful difference for patients and provide significant commercial opportunities. With the current highly competitive marketplace for licensing and mergers and acquisitions, particularly for late stage product opportunities, we expect the development of our internal products to provide the majority of our long-term growth.

Economic and Industry-wide Factors

Our long-term strategy and goals are challenged by economic and industry-wide factors that affect our business. The key factors that affect our future growth are discussed below:

•
We face significant competition in the diseases of interest to us from pharmaceutical companies and biotechnology companies. The introduction of new competitive products or follow-on biologics, new information about existing products or pricing decisions by us or our competitors may result in lost market share for us, reduced utilization of our products, reduced product sales, and/or lower prices, even for products protected by patents.

•
Our long-term business growth, commercial performance and clinical success depend upon our ability to continue to develop and commercialize important novel therapeutics to treat unmet medical needs, such as cancer. We recognize that the successful development of biotherapeutics is highly difficult and uncertain and that it will be challenging for us to continue to discover and develop innovative treatments. Our business requires significant investment in R&D over many years, often for products that fail during the R&D process. Once a product receives FDA approval, it remains subject to ongoing FDA regulation, including changes to the product label, new or revised regulatory requirements for manufacturing practices, written advisement to physicians, and/or product recalls or withdrawals.

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

•
As the Medicare and Medicaid programs are the largest payers for our products, rules relating to coverage and reimbursement continue to represent an important area of focus. New regulations relating to hospital and physician payment continue to be implemented annually. To date, we have not seen any detectable effects of the new rules on our product sales, and we anticipate minimal effects on our revenues in 2007.

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

•
Our ability to attract and retain highly qualified and talented people in all areas of the company, and our ability to maintain our unique culture, will be critical to our success over the long-term. We are working diligently across the company to make sure that we successfully hire, train and integrate new employees into the Genentech culture and environment. In keeping with our desire to maintain and protect our culture, we continued our broad-based stock option program in 2006.

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

Critical Accounting Policies and the Use of Estimates

The accompanying discussion and analysis of our financial condition and results of operations are based upon our Consolidated Financial Statements and the related disclosures, which have been prepared in accordance with generally accepted accounting principles in the United States (or “GAAP”). The preparation of these Consolidated Financial Statements requires management to make estimates, assumptions and judgments that affect the reported amounts in our Consolidated Financial Statements and accompanying notes. These estimates form the basis for making judgments about the carrying values of assets and liabilities. We base our estimates and judgments on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, and we have established internal controls related to the preparation of these estimates. Actual results and the timing of the results could differ materially from these estimates.

We believe the following policies to be critical to understanding our financial condition, results of operations, and our expectations for 2007 because these policies require management to make significant estimates, assumptions and judgments about matters that are inherently uncertain.

Contingencies

We are currently, and have been, involved in certain legal proceedings, including patent infringement litigation. We are also involved in licensing and contract disputes, and other matters. Refer to Note 8, “Leases, Commitments and Contingencies,” in the Notes to Consolidated Financial Statements of Part II, Item 8 of this Form 10-K for further information on these matters. We assess the likelihood of any adverse judgments or outcomes for these legal matters as well as potential ranges of probable losses. We record an estimated loss as a charge to income if we determine that, based on information available at the time, the loss is probable and the amount of loss can be reasonably estimated.  Included in “litigation-related and other long-term liabilities” in the accompanying Consolidated Balance Sheet at December 31, 2006 is $726 million, which represents our estimate of the costs for the current resolution of these matters. The nature of these matters is highly uncertain and subject to change; as a result, the amount of our liability for certain of these matters could exceed or be less than the amount of our current estimates, depending on the final outcome of these matters. An outcome of such matters different than previously estimated could have a material effect on our financial position or our results of operations in any one quarter.

Revenue Recognition

In October 2006, we announced our plan to launch the Avastin Patient Assistance Program in the first quarter of 2007, which is a voluntary program that enables eligible patients who receive greater than 10,000 milligrams of Avastin over a 12-month period to receive free Avastin during the remainder of the 12-month period. Based on the current wholesale acquisition cost, the 10,000 milligrams is valued at $55,000 in gross revenue. Eligible patients include those who are being treated for an FDA-approved indication and who meet the household income criteria for this program. The program will be available for eligible patients who enroll regardless of whether they are insured. We defer a portion of the Avastin product sales revenue to reflect our estimate of the free Avastin commitment to those patients who elect to enroll in the program. A maximum amount of $55,000 of gross revenue earned from an enrolled patient will be recognized ratably over the total number of product vials used for infusions from their physicians which were obtained through normal commercial channels as well as those vials we will deliver directly to their physician in conjunction with the Avastin Patient Assistance Program. As a result of our announced commitment to the program and because retroactive credit provisions are applicable for patients currently on Avastin for all FDA-approved indications, we deferred $9 million of our fourth quarter 2006 Avastin product sales to reflect our estimate of the free Avastin commitments we incurred for patients treated in the fourth quarter of 2006 who will receive free Avastin later in the course of their therapy.

In order to make our estimate of the amount of free Avastin to be provided to patients under the program, we need to estimate several factors, most notably: the number of patients who are currently being treated for FDA-approved indications and the start date for their treatment regimen, the extent to which doctors and patients may elect to enroll in the program, the number of patients who will meet the financial eligibility requirements of the program, and the duration and extent of treatment for the FDA-approved indications, among other factors. We have based our enrollment assumptions on physician surveys and other information that we consider relevant. We have analyzed a range of reasonably possible outcomes, and as of December 31, 2006, the range of reasonably possible outcomes was estimated to be between $3 million and $20 million, with $9 million as the most likely outcome in that range. We will continue to update our estimates in each reporting period as new information becomes available. If the actual results underlying this deferred revenue accounting vary significantly from our estimates, we will need to make adjustments to these estimates, which could have a material effect on revenue and earnings in the period of adjustment.

Product Sales Allowances

Revenues from U.S. product sales are recorded net of allowances and accruals for rebates, healthcare provider contractual chargebacks, prompt pay sales discounts, product returns, and wholesaler inventory management allowances, all of which are established at the time of sale. Sales allowances and accruals are based on estimates of the amounts earned or to be claimed on the related sales. The amounts reflected in our Consolidated Statements of Income as total product sales allowances, have been relatively consistent at approximately seven to eight percent of gross sales. In order to prepare our Consolidated Financial Statements, we are required to make estimates regarding the amounts earned or to be claimed on the related product sales.

Definitions for the product sales allowance types are as follows:

•
Rebate allowances and accruals are comprised of both direct and indirect rebates. Direct rebates are contractual price adjustments payable to direct customers, mainly to wholesalers and specialty pharmacies, that purchase products directly from us. Indirect rebates are contractual price adjustments payable to healthcare providers and organizations such as clinics, hospitals, pharmacies, Medicaid and group purchasing organizations that do not purchase products directly from us;

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

We believe that our estimates related to product returns allowances and wholesaler inventory management payments are not material amounts, based upon the historical levels of credits and allowances as a percentage of product sales. We believe our estimates related to healthcare provider contractual chargebacks and prompt pay sales discounts do not have a high degree of estimation complexity or uncertainty as the related amounts are settled within a short period of time. We consider rebate allowances and accruals to be the only process that involves both material amounts, and requires a higher degree of subjectivity and judgment necessary to account for the rebate allowances or accruals. As a result of the uncertainties involved in estimating rebate allowances and accruals, there is a likelihood that materially different amounts could be reported under different conditions or using different assumptions.

Our rebates are based upon definitive agreements or legal requirements (such as Medicaid). These rebates are primarily estimated using historical and other data, including patient usage, customer buying patterns, applicable contractual rebate rates and contract performance by the benefit providers. Direct rebates are accrued at the time of sale and recorded as allowances against trade accounts receivable; indirect (including Medicaid) rebates are accrued at the time of sale and recorded as liabilities. Rebate estimates are evaluated quarterly and may require changes to better align our estimates with actual results. As part of this evaluation, we review changes to Medicaid legislation, changes to State rebate contracts, changes in the level of discounts, and significant changes in product sales trends. Although rebates are accrued at the time of sale, rebates are typically paid out, on average, up to six months after the sale. We believe our rebate allowances and accruals estimation process provides a high degree of confidence in the amounts established and that the annual allowance amounts provided for would not vary by more than approximately 3% based on our estimate that our changes in rebate allowances and accruals estimates related to prior years have not exceeded 3%. To illustrate our sensitivity to changes in the rebate allowances and accruals process, as much as a 10% change in the rebate allowances and accruals provision we recognized in 2006 (which is in excess of three times the level of variability we have recently observed for rebates) would have an approximately $13 million effect on our income before taxes (or less than $0.01 per share, after tax). The total rebate allowances and accruals recorded in our Consolidated Balance Sheets were $53 million as of December 31, 2006 and $50 million as of December 31, 2005.

All of the aforementioned categories of allowances and accruals are evaluated quarterly and adjusted when trends or significant events indicate that a change in estimate is appropriate. Such changes in estimate could materially affect our results of operations or financial position; however, to date they have not been material. However, it is possible that we may need to adjust our estimates in future periods. As of December 31, 2006, our Consolidated Balance Sheet reflected estimated product sales allowance reserves and accruals totaling approximately $139 million and for the year ended December 31, 2006, our net product sales were approximately $7,640 million.

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

Inventories

Inventories include currently marketed products manufactured under a new process or at facilities awaiting regulatory approval. These inventories are capitalized based on management’s judgment of probable near term regulatory approval. The valuation of inventory requires us to estimate the value of inventory that may become expired prior to use or that may fail to be released for commercial sale. The determination of obsolete inventory requires us to estimate the future demands for our products, and in the case of pre-approval inventories, to estimate the regulatory approval date for the product or for the licensure of either the manufacturing facility or the new manufacturing process. We may be required to expense previously capitalized inventory costs upon a change in our judgment, due to, among other potential factors, a denial or delay of approval of a product or the licensure of either a manufacturing facility or a new manufacturing process by the necessary regulatory bodies, or new information that suggests that the inventory will not be saleable.

Employee Stock-Based Compensation—Adoption of FAS 123R

On January 1, 2006, we began accounting for employee stock-based compensation in accordance with FAS 123R. Under the provisions of FAS 123R, employee stock-based compensation is estimated at the date of grant based on the employee stock award’s fair value using the Black-Scholes option-pricing model and is recognized as expense ratably over the requisite service period in a manner similar to other forms of compensation paid to employees. The Black-Scholes option-pricing model requires the use of certain subjective assumptions. The most significant of these assumptions are our estimates of the expected volatility of the market price of our stock and the expected term of the award. Due to the redemption of our Special Common Stock in June 1999 (or “Redemption”) by Roche Holdings, Inc. (or “Roche”), there is limited historical information available to support our estimate of certain assumptions required to value our stock options. When establishing an estimate of the expected term of an award, we consider the vesting period for the award, our recent historical experience of employee stock option exercises (including forfeitures), the expected volatility, and a comparison to relevant peer group data. As required under the accounting rules, we review our valuation assumptions at each grant date and, as a result, our valuation assumptions used to value employee stock-based awards granted in future periods may change. As of December 31, 2006, total compensation cost related to unvested stock options not yet recognized was $839 million, which is expected to be allocated to expense and production costs over a weighted-average period of 28 months. For the year ended December 31, 2006, employee stock-based compensation expense, net of tax, was approximately $182 million, or $0.17 per diluted share. For 2007, employee stock-based compensation is expected to be in the range of $0.23 to $0.25 per diluted share, of which $0.04 represents employee stock-based compensation expense as a component of cost of sales, which had previously been capitalized in inventory.

Results of Operations
(In millions, except per share amounts)

				Annual Percentage Change
	2006	2005	2004	2006/2005	2005/2004
Product sales	$7,640	$5,488	$3,749	39%	46%
Royalties	1,354	935	641	45	46
Contract revenue	290	210	231	38	(9)
Total operating revenues	9,284	6,633	4,621	40	44
Cost of sales	1,181	1,011	673	17	50
Research and development	1,773	1,262	948	40	33
Marketing, general and administrative	2,014	1,435	1,088	40	32
Collaboration profit sharing	1,005	823	594	22	39
Recurring charges related to redemption	105	123	145	(15)	(15)
Special items: litigation-related	54	58	37	(7)	57
Total costs and expenses	6,132	4,712	3,485	30	35
Operating income	3,152	1,921	1,136	64	69
Other income (expense):
Interest and other income (expense), net	325	142	91	129	56
Interest expense	(74)	(50)	(7)	48	614
Total other income, net	251	92	84	173	10
Income before taxes	3,403	2,013	1,220	69	65
Income tax provision	1,290	734	435	76	69
Net income	$2,113	$1,279	$785	65	63
Earnings per share:
Basic	$2.01	$1.21	$0.74	66	64
Diluted	$1.97	$1.18	$0.73	67	62
Pretax operating margin	34%	29%	25%
COS as a % of product sales	15	18	18
R&D as a % of operating revenues	19	19	21
MG&A as a % of operating revenues	22	22	24
NI as a % of operating revenues	23	19	17
Tax rate	38	36	36
________________________
Percentages in this table and throughout our discussion and analysis of financial condition and results of operations may reflect rounding adjustments.

Total Operating Revenues

Total operating revenues increased 40% to $9,284 million in 2006 and increased 44% to $6,633 million in 2005. These increases were primarily due to higher product sales and royalty revenue, and are further discussed below.

Total Product Sales
(In millions)
				Annual Percentage Change
Product Sales	2006	2005	2004	2006/2005	2005/2004
Net U.S. Product Sales
Avastin	$1,746	$1,133	$545	54%	108%
Rituxan	2,071	1,832	1,574	13	16
Herceptin	1,234	747	479	65	56
Lucentis	380	-	-	-	-
Xolair	425	320	188	33	70
Tarceva	402	275	13	46	*
Nutropin products	378	370	349	2	6
Thrombolytics	243	218	194	11	12
Pulmozyme	199	186	157	7	18
Raptiva	90	79	52	14	52
Total U.S. product sales	7,169	5,162	3,551	39	45
Net product sales to collaborators	471	326	198	44	65
Total product sales	$7,640	$5,488	$3,749	39	46
________________________
*	Calculation not meaningful.
The values shown above are exact; therefore, the totals may not appear to sum due to rounding.

Total net product sales increased 39% to $7,640 million in 2006 and increased 46% to $5,488 million in 2005. Net U.S. sales increased 39% to $7,169 million in 2006 and increased 45% to $5,162 million in 2005. These increases in U.S. sales were due to higher sales across all products, in particular higher sales of our oncology products and sales of Lucentis in 2006. U.S. oncology sales accounted for 76% of U.S. product sales in 2006 compared to 77% in 2005. Increased U.S. sales volume accounted for 89%, or $1,785 million, of the increase in U.S. net product sales in 2006, and 88%, or $1,411 million in 2005. The increased U.S. sales volume in 2006 also included new product shipments of Lucentis. Changes in net U.S. sales prices across the portfolio accounted for most of the remainder of the increases in U.S. net product sales in 2006 and 2005.

Effective July 1, 2006, we made changes to our distribution model for Avastin, Herceptin and Rituxan and renegotiated our distribution agreements with a number of our major wholesalers. As part of these changes, the time at which we recognize products sales revenue for domestic product shipments changed from the time at which we ship our products to the time at which our products arrive at the designated receiving location. These distribution changes did not have a material effect on our 2006 results of operations.

Our references to market research and market adoption and penetration by treatment regimen are derived from our analyses of market tracking studies and surveys we undertake with physicians. We use statistical analyses to extrapolate the data we obtain.

Avastin

Net U.S. sales of Avastin increased 54% to $1,746 million in 2006 and 108% to $1,133 million in 2005. Net U.S. sales in 2006 reflect $9 million of deferred revenue resulting from the announcement of our Avastin Patient Assistance Program and our estimated free drug commitment for patients currently on Avastin for an FDA-approved indication. The increase in sales in 2006 was primarily a result of increased use of Avastin in metastatic NSCLC, approved on October 11, 2006, and metastatic breast cancer, an unapproved use of Avastin. In addition, the increase reflects modest gains in the treatment of first-line metastatic colorectal cancer (or “CRC”), for which Avastin is approved. Growth in the use of Avastin for the treatment of metastatic NSCLC was due to greater pre-launch adoption and post-launch penetration rates during 2006 as compared to 2005. In first-line metastatic NSCLC we estimate that Avastin penetration was 26% among all first-line NSCLC patients in the fourth quarter of 2006. In first-line metastatic CRC, we estimate that Avastin penetration was up slightly to 72% during 2006 as compared to

2005; however, over the course of 2006 we observed a flattening in penetration, duration and dose. These increases were partially offset by declining revenues in metastatic renal cell carcinoma (or “RCC”) and metastatic pancreatic cancer, both unapproved uses. As a result of competing products that have entered the market since the first quarter of 2006, we have seen a decline in the adoption of Avastin in metastatic RCC (an unapproved use). Revenues from metastatic pancreatic cancer have also declined following our June 2006 announcement that we halted a Phase III trial of Avastin in combination with chemotherapy for the first-line treatment of advanced pancreatic cancer because of failure to meet the primary endpoint of overall survival. Growth in 2005 relative to 2004 was primarily a result of increased use of Avastin in CRC. There were no price increases in 2006 or 2005.

We anticipate that the major driver of Avastin growth for 2007 will come from use in the first-line treatment of metastatic NSCLC.

In September 2006, we received a Complete Response Letter from the FDA for the sBLA for Avastin with chemotherapy in first-line metastatic breast cancer. The FDA has requested a substantial safety and efficacy update from the E2100 trial, including an independent review of patient scans for progression free survival, the study’s primary endpoint. We are currently addressing the FDA’s requests and based on the scope of their request, we anticipate we will be able to resubmit the application to the FDA in mid-2007. A new six-month review period will begin once the additional information is submitted to the FDA.

On February 21, 2007, we announced that a Roche-sponsored Phase III study evaluating two different doses of Avastin in combination with gemcitabine and cisplatin chemotherapy met the primary endpoint of prolonging progression-free survival (or “PFS”) in patients with previously untreated, advanced NSCLC. This study evaluated a 15 mg/kg/every 3 weeks dose of Avastin (the dose approved in the U.S. for use in combination with carboplatin and paclitaxel) and a lower dose of 7.5 mg/kg/every 3 weeks (a dose not approved for use in the U.S.). Both doses of Avastin significantly improved PFS compared to chemotherapy alone as assessed by trial investigators. Although the study was not designed to compare the Avastin doses, a similar treatment effect in PFS was observed between the two arms.

Rituxan

Net U.S. sales of Rituxan increased 13% to $2,071 million in 2006 and 16% to $1,832 million in 2005. Rituxan’s channel inventory finished the year at the upper level of our target range, adding approximately $10 million to $12 million to 2006 sales. Sales growth in 2006 resulted from increased use of Rituxan in rheumatoid arthritis, approved on February 28, 2006, as well as Rituxan following chemotherapy in combined NHL, including areas of unapproved use, and chronic lymphocytic leukemia (or “CLL”), an unapproved use. We estimate that Rituxan’s overall adoption rate in combined markets of NHL and CLL remained flat at 82% at the end of 2006 and at the end of 2005. Also contributing to the increases in product sales were price increases effective on July 6, 2005, October 5, 2005, March 29, 2006, and October 5, 2006.

The sales growth in 2005 resulted from increased physician adoption for treatment of indolent NHL with ongoing use of Rituxan following induction therapy, treatment of aggressive NHL, and treatment of CLL (unapproved uses of Rituxan in 2005). Net U.S. sales in 2005 included $10 million for a reorder to replace a shipment that was destroyed while in transit to a wholesaler. Also contributing to the increases in product sales were price increases in 2005 noted above.

Rituxan was approved for the treatment of adult patients with moderately-to-severely active RA in the first quarter of 2006. It remains difficult to precisely determine the sales split between Rituxan use in oncology and immunology settings since many treatment centers treat both types of patients.

Herceptin

Net U.S. sales of Herceptin increased 65% to $1,234 million in 2006 and 56% to $747 million in 2005. The sales growth in 2006 and 2005 was primarily the result of increased use of Herceptin in the treatment of early stage HER2-positive breast cancer (approved on November 16, 2006), increased use in the treatment of first-line HER2-positive metastatic breast cancer, and increased cumulative duration of therapy relative to the comparable periods in 2005 and 2004. In first-line HER2-positive metastatic breast cancer patients, we estimate Herceptin’s penetration remained flat at 70% at the end of 2006 as adoption was also 70% at the end of 2005. While use in early stage breast cancer patients increased in 2006 relative to 2005, we believe usage in this setting flattened in the second half of 2006. We estimate Herceptin’s penetration in the adjuvant setting was 62% at the end of 2006 as compared to 43% adoption at the end of 2005. Also contributing, to a lesser extent, to the increases in product sales were price increases effective on February 24, 2005, March 29, 2006, and October 3, 2006.

Lucentis

We received FDA approval to market Lucentis for the treatment of AMD on June 30, 2006. Net U.S. sales of $380 million in 2006 were driven by high demand among existing AMD patients previously on other therapies and by newly diagnosed patients. We estimate that as of December 31, 2006 approximately 75 percent of Lucentis patients were AMD patients previously on other therapies that were switched to Lucentis and the remaining 25 percent were newly diagnosed patients. Our market research indicates that at six months post launch approximately 55 percent of newly diagnosed patients were treated with Lucentis. Sales growth in 2007 may be negatively impacted by (i) a decrease in existing AMD patients switching to Lucentis from other therapies, as we believe most of the existing AMD patients were switched to Lucentis or have chosen not to change therapies; (ii) less frequent dosing of existing patients who have completed their first four months of treatment; and (iii) continued use of Avastin in this setting.

Xolair

Net U.S. sales of Xolair increased 33% to $425 million in 2006 and 70% to $320 million in 2005. Sales growth in 2006 and 2005 were driven by increased penetration in the asthma market and, to a lesser extent, price increases effective on July 21, 2005, April 4, 2006, and October 17, 2006.

On February 21, 2007, the FDA announced it requested that Genentech strengthen the existing warning on the potential risk for anaphylaxis in patients receiving Xolair by adding a boxed warning to the product label and implementing a Risk Mitigation Action Plan, including providing a medication guide for patients. Genentech and Novartis will be working with FDA on its request.

Tarceva

Net U.S. sales of Tarceva increased 46% to $402 million in 2006. Net U.S. sales in 2005 were $275 million after the product launch in November 2004. The increase in product sales in 2006 was primarily due to price increases effective on April 5, 2005, November 9, 2005, and November 14, 2006. Also affecting our product sales was growth in penetration and duration of treatment in both second-line NSCLC and first-line pancreatic cancer; however, penetration in second-line NSCLC decreased in the second half of 2006. We estimate Tarceva’s penetration in second-line NSCLC averaged 30% in 2006 compared to 24% in 2005. We estimate Tarceva’s penetration in the first-line pancreatic cancer setting was 40% at the end of 2006 as compared to 24% at the end of 2005. Future sales growth in NSCLC will depend on gains in penetration against chemotherapy within select second-line NSCLC patient subsets, increased patient compliance with prescribed therapy, continuing recent gains in duration of therapy, and reducing obstacles for patient access to therapy.

Nutropin Products

Combined net U.S. sales of our Nutropin products increased 2% to $378 million in 2006 and 6% to $370 million in 2005. The increases in 2006 and 2005 were primarily due to price increases effective on March 3, 2005 and January 10, 2006. The 2006 increase in price was partially offset by a decrease in sales volume in 2006 compared to 2005, resulting from declining new patient market share and the loss of managed care product placement due to price discounting by competitors.

Thrombolytics

Combined net U.S. sales of our three thrombolytics products, Activase, Cathflo Activase, and TNKase, increased 11% to $243 million in 2006 and 12% to $218 million in 2005.  Sales growth in 2006 and 2005 was due to growth in Cathflo Activase sales in the catheter clearance market and increased Activase sales in the acute ischemic stroke market. Also contributing to the increases in product sales were price increases effective on January 11, 2005, February 14, 2006, and July 6, 2006.

Pulmozyme

Net U.S. sales of Pulmozyme increased 7% to $199 million in 2006 and 18% to $186 million in 2005. The sales growth in both 2006 and 2005 represents price increases effective on April 26, 2005 and June 29, 2006, as well as a focus on aggressive treatment of cystic fibrosis early in the course of the disease.

Raptiva

Net U.S. sales of Raptiva increased 14% to $90 million in 2006 and 52% to $79 million in 2005. The growth in 2006 was primarily due to price increases effective on April 21, 2005, November 17, 2005, and August 10, 2006.

Sales to Collaborators

Product sales to collaborators, the majority of which were for non-U.S. markets, increased 44% to $471 million in 2006 and 65% to $326 million in 2005. The increase in 2006 was primarily due to higher sales of Herceptin, Avastin and Rituxan to F. Hoffmann-La Roche. The increase in 2005 was primarily due to sales of Avastin and Rituxan to F. Hoffmann-La Roche and sales of product manufactured under a contract with a third party. In January 2007, Novartis received European Union approval for Lucentis for the treatment of patients with wet AMD. For 2007, we expect sales to collaborators to approximately double relative to 2006 levels.

Royalties

Royalty revenues increased 45% to $1,354 million in 2006 and 46% to $935 million in 2005. The increases were due to higher sales by F. Hoffmann-La Roche of Herceptin, Avastin and Rituxan in 2006, and Herceptin and Rituxan in 2005; and higher sales by various other licensees on other products. Of the overall royalties recognized, royalty revenue from F. Hoffmann-La Roche represented approximately 62% in 2006, 53% in 2005, and 52% in 2004. Also contributing to the increase in 2005 was a new license arrangement with ImClone Systems, Inc. under which we receive royalties on sales of ERBITUX®. We received a one-time payment in the first quarter of 2005 relating to royalties on ERBITUX® sales from the period between launch of the product in 2004 and the signing of the agreement in January 2005. Royalties from other licensees include royalty revenue on our patents, including our Cabilly patents noted below.

We have confidential licensing agreements with a number of companies on U.S. Patent No. 6,331,415 and No. 4,816,567 (or the “Cabilly patents”), under which we receive royalty revenue on sales of products that are covered by one or more of the Cabilly patents. The ‘567 patent expired in March 2006, while the ‘415 patent expires in December 2018. The licensed products for which we receive the most significant Cabilly royalties are Humira®, Remicade®, Synagis®, and ERBITUX®. Cabilly royalties affect three lines on our Consolidated Statement of Income:  (i) We record gross royalties we receive from Cabilly patent licensees as royalty revenue; (ii) On royalties we receive from Cabilly licensees, we in turn pay City of Hope National Medical Center (or “COH”) a percentage of our royalty revenue and these payments to COH are recorded with our marketing, general and administrative (or “MG&A”) expenses as royalty expense; (iii) We pay royalty expenses directly to COH on sales of our products that are covered by the Cabilly patents and these payments to COH are recorded in cost of sales. The overall net pre-tax contribution from revenues and expenses related to the Cabilly patents was approximately $105 million in 2006, or approximately $0.06 per diluted share, and $70 million in 2005, or approximately $0.04 per diluted share, excluding the effects of the one-time licensee payment we recorded in the first quarter of 2005 as discussed above. See also

Note 8, “Leases, Commitments and Contingencies,” in the Notes to Consolidated Financial Statements of Part II, Item 8 of this Form 10-K for further information on our Cabilly patent reexaminations.

Cash flows from royalty revenues include amounts denominated in foreign currencies. We currently enter into foreign currency option and forward contracts to hedge these foreign currency cash flows. These options and forwards are due to expire in 2007 through 2008. See also Note 2, “Summary of Significant Accounting Policies,” and Note 4, “Investments Securities and Financial Instruments — Derivative Financial Instruments,” in the Notes to Consolidated Financial Statements of Part II, Item 8 of this Form 10-K.

For 2007, we expect royalty revenue to increase approximately 25% over 2006 levels of $1,354 million; however, royalties are difficult to forecast because of the number of products involved.

Contract Revenues

Contract revenues increased 38% to $290 million in 2006, and decreased 9% to $210 million in 2005. The increase in 2006 was primarily due to higher contract revenues from Hoffmann-La Roche driven by higher reimbursements related to R&D development efforts on Avastin and manufacturing plant start-up costs, and a Herceptin milestone payment. Also contributing to the increase in 2006 were higher reimbursements from Biogen Idec related to R&D development efforts on Rituxan (RA and other immunology indications). The decrease in 2005 was mainly due to lower contract revenues from our collaborators, including OSI and XOMA, Ltd. (or “XOMA”). Due to the commercialization of Tarceva in November 2004, subsequent development efforts on this product were included in net operating profit sharing with OSI, which was reflected in the collaboration profit sharing line. In January 2005, we restructured our Raptiva collaboration arrangement with XOMA, whereby XOMA is no longer obligated to co-develop Raptiva, and we no longer earn contract revenue on the development of Raptiva. These decreases were partially offset by higher reimbursements in 2005 on R&D development efforts related to our Rituxan collaboration with Biogen Idec. See “Related Party Transactions” below for more information on contract revenue from F. Hoffmann-La Roche.

Contract revenues vary each quarter and are dependent on a number of factors, including the timing and level of reimbursements from ongoing development efforts, milestones and opt-in payments received, and new contract arrangements. For 2007, we expect contract revenues to decrease by approximately 15% as compared to $290 million in 2006.

Cost of Sales

Cost of sales (or “COS”) as a percentage of net product sales was 15% in 2006 as compared to 18% in both 2005 and 2004. COS in 2006 and 2005 was favorably affected by increased sales of our higher margin products, primarily Lucentis, Avastin, Herceptin and Rituxan in 2006 and Avastin, Herceptin and Rituxan in 2005. COS in 2005 was also favorably affected by a reversal of a royalty accrual of $7 million, partially offset by charges of $41 million in payments to Amgen Inc. (or “Amgen”) and another collaborator to cancel and amend certain future manufacturing obligations, higher production costs, and a $20 million one-time royalty cost associated with a sales milestone that we owed a collaborator.

In 2007, we will begin recording employee stock-based compensation expense in the cost of sales line related to products sold for which employee stock-based compensation expense was previously capitalized as part of inventory costs upon implementation of FAS 123R on January 1, 2006.

Research and Development

Research and development (or “R&D”) expenses increased 40% to $1,773 million in 2006, and increased 33% to $1,262 million in 2005. R&D as a percentage of total operating revenues was 19% in 2006 and 2005, and 21% in 2004. The year-over-year decline in this ratio reflects the increase in operating revenues.

The major components of R&D expenses were as follows (in millions):

				Annual Percentage Change
Research and Development	2006	2005	2004	2006/2005	2005/2004
Product development (including post-marketing)	$1,269	$935	$668	36%	40%
Research	326	235	218	39	8
In-licensing	178	92	62	93	48
Total	$1,773	$1,262	$948	40	33

Product development:  Product development expenses include costs of conducting clinical trials, activities to support regulatory filings, and post-marketing expenses, which include Phase IV and investigator-sponsored trials and product registries. Such costs include costs of personnel, drug supply costs, research fees charged by outside contractors, co-development costs, and facility expenses, including depreciation. Total development expenses increased 36% to $1,269 million in 2006 and 40% to $935 million in 2005. See “Products in Development” in the Business section of Part I, Item 1 of this Form 10-K for further information regarding our development pipeline.

The increase in 2006 expense was primarily driven by:  (i) $184 million higher development expenses due to increased activity across our entire product portfolio, including increased spending on clinical programs, including late-stage clinical trials for Avastin, Rituxan Immunology, humanized anti-CD20, and other programs, early stage projects and higher clinical manufacturing expenses in support of our clinical trials; and (ii) a $37 million increase in post-marketing expense related to studies of Avastin, Lucentis, Rituxan Immunology and Xolair. In addition, development expenses in 2006 included $113 million of employee stock-based compensation expense related to FAS 123R.

The increase in 2005 expense was primarily driven by: (i) $222 million higher development expenses due to an increase in clinical programs including our broad Avastin development program, Rituxan Immunology, Lucentis, anti-HER2 and BR3-Fc for rheumatoid arthritis; higher clinical manufacturing start-up costs associated with new contract sites, including costs related to testing the Herceptin manufacturing process at Wyeth, increased clinical manufacturing of our anti-CD20 molecule, and various new molecular entities including Apo2L/TRAIL; and increased headcount and related expenses and higher depreciation and facility expenses; and (ii) a $45 million increase in post-marketing expense related to studies of Avastin, Rituxan Immunology, Lucentis and Nutropin.

Research:  Research includes expenses associated with research and testing of our product candidates prior to reaching the development stage. Such expenses primarily include the costs of internal personnel, outside contractors, facilities, including depreciation, and lab supplies. Personnel costs primarily include salary, benefits, recruiting and relocation costs. Research expenses increased 39% to $326 million in 2006 and 8% to $235 million in 2005. The primary driver of the increase in both years was an increase in internal personnel and related expenses, and outside contractors for research and testing of product candidates. In addition, research expenses in 2006 included $27 million of employee stock-based compensation expense related to FAS 123R.

In-licensing:  In-licensing includes costs incurred to acquire licenses to develop and commercialize various technologies and molecules. In-licensing expenses increased 93% to $178 million in 2006 and 48% to $92 million in 2005. The increase in 2006 primarily related to new in-licensing collaborations with (i) Exelixis to co-develop a small-molecule inhibitor of methyl ethyl keyton (or “MEK”), (ii) AC Immune to research and develop anti-beta-amyloid antibodies for the potential treatment of Alzheimer’s and other diseases, (iii) Inotek Pharmaceuticals Corporation to discover, develop, manufacture and commercialize inhibitors of poly (ADP-ribose) polymerase (or “PARP”) for the potential treatment of cancer, and (iv) CGI Pharmaceuticals to research, develop, manufacture, and commercialize therapeutics for the potential treatment of cancer and immunological disorders. The increase in 2005 was primarily due to the expansion of research collaborations.

For 2007, we expect R&D absolute dollar spending to increase over 2006 levels due to continued investment in our late stage pipeline, and the addition of new molecules and indications to the early stage pipeline.

Marketing, General and Administrative

Overall marketing, general and administrative (or “MG&A”) expenses increased 40% to $2,014 million in 2006 and 32% to $1,435 million in 2005. MG&A as a percentage of total operating revenues was 22% in 2006 and 2005, and 24% in 2004. The decline in this ratio since 2004 primarily reflects the increase in operating revenues.

The increase in 2006 expense was primarily due to: (i) an increase of $149 million in marketing and sales spending primarily in support of launch activities related to Lucentis for AMD and Rituxan for RA; (ii) an increase of $84 million in marketing and sales spending on Avastin primarily in support of launch activities for NSCLC, a recently approved indication, and pre-launch activities for a potential breast cancer indication; (iii) a $47 million increase resulting from ongoing marketing efforts with established products, primarily Herceptin, partially offset by a $40 million decrease in Raptiva marketing costs; (iv) an increase of $131 million in support of our continued corporate growth including headcount growth and headcount related expenses, charitable donations, of which $26 million related to increased donations to independent public charities that provide co-pay assistance to eligible patients, and legal costs; and (v) an increase of $39 million in royalty expense, primarily to Biogen Idec resulting from higher Hoffmann-La Roche sales of Rituxan. In addition, MG&A expenses in 2006 included $169 million of employee stock-based compensation expense related to FAS 123R.

The increase in 2005 expense was primarily due to: (i) an increase of $121 million primarily in support of the launch of Tarceva and higher marketing costs for Avastin, Xolair and Raptiva; (ii) an increase of $89 million primarily due to pre-launch costs associated with pipeline products, including Rituxan RA and Lucentis and other pipeline product investments; (iii) an increase of $19 million resulting from ongoing marketing efforts with established products, primarily Herceptin; (iv) an increase of $79 million in general corporate expenses to support our continued growth and higher legal costs; and (v) $39 million in increased charitable donations, of which $21 million was donated to various independent, third party, public charities that provide co-pay assistance to eligible patients, and $13 million was donated to the Genentech Foundation, which primarily funds health science education.

For 2007, we expect MG&A expense to increase primarily driven by higher costs in support of recently launched products and anticipated launches of potential new product indications, including those for Avastin, and continued support of our corporate growth and infrastructure needs.

Collaboration Profit Sharing

Collaboration profit sharing expenses increased 22% to $1,005 million in 2006 and 39% to $823 million in 2005 due to higher sales of Rituxan, Tarceva and Xolair and the related profit sharing expenses. Our collaboration profit sharing expenses are expected to grow in 2007, consistent with our expectations of higher sales for the respective products.

The following table summarizes the amounts resulting from the respective profit sharing collaborations, for the periods presented (in millions):

				Annual Percentage Change
	2006	2005	2004	2006/2005	2005/2004
U.S. Rituxan profit sharing expense	$672	$603	$518	11%	16%
U.S. Tarceva profit sharing expense	146	83	-	76	-
U.S. and ex-U.S. Xolair profit sharing expense	187	137	76	36	80
Total collaboration profit sharing expense	$1,005	$823	$594	22	39

Currently, our most significant collaboration profit sharing agreement is with Biogen Idec, with whom we co-promote Rituxan in the U.S. Under the collaboration agreement, Biogen Idec granted us a worldwide license to develop, commercialize and market Rituxan in multiple indications. In exchange for these worldwide rights, Biogen Idec has co-promotion rights in the U.S. and a contractual arrangement under which we share a portion of the pretax U.S. co-promotion profits of Rituxan and royalty revenue on sales of Rituxan by collaborators. In June 2003, we amended and restated the collaboration agreement with Biogen Idec to include the development and commercialization of one or more anti-CD20 antibodies targeting B-cell disorders, in addition to Rituxan, for a broad range of indications.

Under the amended and restated collaboration agreement, our share of the current pretax U.S. co-promotion profit sharing formula is approximately 60% of operating profits and Biogen Idec’s share is approximately 40% of operating profits. For each calendar year or portion thereof following the approval date of the first new anti-CD20 product, over a period of transition, our share of the pretax U.S. co-promotion profits will change to approximately 70% of operating profits and Biogen Idec’s share will be approximately 30% of operating profits.

Collaboration profit sharing expense, exclusive of research and development expenses, related to Biogen Idec for the years ended December 31, 2006, 2005 and 2004, consisted of the following commercial activity (in millions):

				Annual Percentage Change
	2006	2005	2004	2006/2005	2005/2004
Product sales, net	$2,071	$1,832	$1,574	13%	16%
Combined commercial costs and expenses	489	390	316	25	23
Combined co-promotion profits	$1,582	$1,442	$1,258	10	15
Amount due to Biogen Idec for their share of co-promotion profits - included in collaboration profit sharing expense	$672	$603	$518	11	16

Biogen Idec’s relative share of combined commercial costs determines the amount shown as collaboration profit sharing expense, exclusive of research and development expenses.

Total revenue and expenses related to our collaboration with Biogen Idec included the following (in millions):

				Annual Percentage Change
	2006	2005	2004	2006/2005	2005/2004
Contract revenue	$79	$59	$41	34%	44%

Co-promotion profit sharing expense	$672	$603	$518	11	16

Royalty expense on ex-U.S. sales of Rituxan and other patent costs - included in MG&A expense	$175	$139	$119	26	17

Recurring Charges Related to Redemption

We record recurring charges related to the June 1999 redemption of our Special Common Stock and push-down accounting (see discussion below in “Relationship with Roche — Redemption of Our Special Common Stock”). These charges were comprised of the amortization of Redemption-related other intangible assets in the periods presented.

Special Items: Litigation-Related

We recorded accrued interest and bond costs related to the COH trial judgment of $54 million each year in 2006, 2005 and 2004.  We expect that we will continue to incur interest charges on the judgment and service fees on the surety bond each quarter through the process of appealing the COH trial results. The amount of cash paid, if any, or the timing of such payment in connection with the COH matter will depend on the outcome of the California Supreme Court’s review of the matter; however, it may take longer than one year to resolve this matter. See Note 8, “Leases, Commitments and Contingencies,” in the Notes to Consolidated Financial Statements of Part II, Item 8 of this Form 10-K for further information regarding our litigation. Also included in this line in 2005 is a charge related to a litigation settlement, net of amounts received on a separate litigation settlement. Also, included in this line in 2004 is a released accrual as a result of the resolution of a separate litigation matter.

Operating Income

Operating income increased 64% to $3,152 million in 2006 and increased 69% to $1,921 million in 2005. Our operating income as a percentage of operating revenues (or “pretax operating margin”) was 34% in 2006, 29% in 2005 and 25% in 2004.

Other Income (Expense)

The components of “other income (expense)” are as follows (in millions):

				Annual Percentage Change
	2006	2005	2004	2006/2005	2005/2004
Gains on sales of biotechnology equity securities, net	$93	$9	$13	933%	(31)%
Write-down of biotechnology debt and equity securities	(4)	(10)	(12)	(60)	(17)
Interest income	230	143	90	61	59
Interest expense	(74)	(50)	(7)	48	614
Other miscellaneous income	6	-	-	-	-
Total other income, net	$251	$92	$84	173	10

Other income, net, increased 173% to $251 million in 2006, and increased 10% to $92 million in 2005. The components of other income (expense) have changed primarily due to gains on sales of biotechnology equity securities resulting from Amgen’s acquisition of Abgenix, Pfizer’s acquisition of Rinat, Stiefel Laboratories acquisition of Connetics Corporation, and Astra Zeneca’s acquisition of Cambridge Antibody and the effects of our debt issuance in July 2005. Interest expense increased in 2006 and 2005 due to the new debt service costs, and in 2006 investment income increased as a result of the higher average cash balances maintained and higher yields. In 2007, we expect other income, net, to be approximately 60% lower than 2006 levels, although this may vary with fluctuations in interest rates and unexpected acquisition-related gains from our biotechnology equity portfolio.

Income Tax Provision

The effective income tax rate was 38% in 2006 and 36% in 2005 and 2004. The effective tax rate in 2006 was higher than 2005 and 2004 primarily due to new Final Regulations issued by the U.S. Department of Treasury, which required a $34 million reduction in research credits claimed in prior years. The increase in the 2006 effective income tax rate also resulted from higher income before taxes in 2006. The effective income tax rate in 2005 was comparable to 2004 but included a $39 million benefit for increased research credits resulting from new Temporary Regulations issued by the U.S. Department of Treasury in 2005. The additional benefit in 2005 was partially offset by changes in estimates of prior years’ research credits and by higher income before taxes in 2005.

We anticipate that our annual 2007 effective income tax rate will be approximately 36%, excluding the effect of the potential Tanox acquisition. Various factors may have favorable or unfavorable effects on our effective income tax rate during 2007 and in subsequent years. These factors include, but are not limited to, interpretations of existing tax laws, changes in tax laws and rates, changes in estimates to prior years’ items, past and future levels of R&D spending, and changes in overall levels of income before taxes, all of which may result in periodic revisions to our effective income tax rate.

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

Licensing Agreements

We have a July 1999 amended and restated licensing and marketing agreement with Hoffmann-La Roche and its affiliates granting an option to license, use and sell our products in non-U.S. markets. The major provisions of that agreement include the following:

•	Hoffmann-La Roche’s option expires in 2015;

•
Hoffmann-La Roche may exercise its option to license our products upon the occurrence of any of the following: (1) our decision to file an Investigational New Drug Application (or “IND”) for a product, (2) completion of the first Phase II trial for a product or (3) if Hoffmann-La Roche previously paid us a fee of $10 million to extend its option on a product, completion of a Phase III trial for that product;

•
if Hoffmann-La Roche exercises its option to license a product, it has agreed to reimburse Genentech for development costs as follows: (1) if exercise occurs at the time of our decision to file an IND is filed, Hoffmann-La Roche will pay 50% of development costs incurred prior to the filing and 50% of development costs subsequently incurred, (2) if exercise occurs at the completion of the first Phase II trial, Hoffmann-La Roche will pay 50% of development costs incurred through completion of the trial, 75% of development costs subsequently incurred for the initial indications, and 50% of subsequent development costs for new indications, formulations or dosing schedules, (3) if the exercise occurs at the completion of a Phase III trial, Hoffmann-La Roche will pay 50% of development costs incurred through completion of Phase II, 75% of development costs incurred through completion of Phase III, and 75% of development costs subsequently incurred, and $5 million of the option extension fee paid by Hoffmann-La Roche to preserve its right to exercise its option at the completion of a Phase III trial will be credited against the total development costs payable to Genentech upon the exercise of the option, and (4) each of Genentech and Hoffmann-La Roche have the right to “opt-out” of developing an additional indication for a product for which Hoffmann-La Roche exercised its option, and would not share the costs or benefits of the additional indication, but could “opt-back-in” within 30 days of decision to file for approval of the indication by paying twice what they would have owed for development of the indication if they had not opted out;

•
we agreed, in general, to manufacture for and supply to Hoffmann-La Roche its clinical requirements of our products at cost, and its commercial requirements at cost plus a margin of 20%; however, Hoffmann-La Roche will have the right to manufacture our products under certain circumstances;

•
Hoffmann-La Roche has agreed to pay, for each product for which Hoffmann-La Roche exercises its option upon either a decision to file an IND or completion of the first Phase II trial, a royalty of 12.5% on the first $100 million on its aggregate sales of that product and thereafter a royalty of 15% on its aggregate sales of that product in excess of $100 million until the later in each country of the expiration of our last relevant patent or 25 years from the first commercial introduction of that product; and

•
Hoffmann-La Roche will pay, for each product for which Hoffmann-La Roche exercises its option after completion of a Phase III trial, a royalty of 15% on its sales of that product until the later in each country of the expiration of our last relevant patent or 25 years from the first commercial introduction of that product; however, $5 million of any option extension fee paid by Hoffmann-La Roche will be credited against royalties payable to us in the first calendar year of sales by Hoffmann-La Roche in which aggregate sales of that product exceed $100 million.

We have further amended this licensing and marketing agreement with Hoffmann-La Roche to delete or add certain Genentech products under Hoffmann-La Roche’s commercialization and marketing rights for Canada.

We also have a July 1998 licensing and marketing agreement relating to anti-HER2 antibodies (Herceptin and Omnitarg) with Hoffmann-La Roche, providing them with exclusive marketing rights outside of the U.S. Under the agreement, Hoffmann-La Roche funds one-half the global development costs incurred in connection with developing anti-HER2 antibody products under the agreement. Either Genentech or Hoffmann-La Roche has the right to “opt-out” of developing an additional indication for a product and would not share the costs or benefits of the additional indication, but could “opt-back-in” with 30 days of decision to file for approval of the indication by paying twice what would have been owed for development of the indication if no opt-out had occurred. Hoffmann-La Roche has also agreed to make royalty payments of 20% on aggregate net product sales outside the U.S. up to $500 million in each calendar year and 22.5% on such sales in excess of $500 million in each calendar year.

Research Collaboration Agreement

We have an April 2004 research collaboration agreement with Hoffmann-La Roche that outlines the process by which Hoffmann-La Roche and Genentech may agree to conduct and share in the costs of joint research on certain molecules. The agreement further outlines how development and commercialization efforts will be coordinated with respect to select molecules, including the financial provisions for a number of different development and commercialization scenarios undertaken by either or both parties.

Tax Sharing Agreement

We have a tax sharing agreement with Roche. If we and Roche elect to file a combined state and local tax return in certain states where we may be eligible, our tax liability or refund with Roche for such jurisdictions will be calculated on a stand alone basis.

Roche’s Ability to Maintain Its Percentage Ownership Interest in Our Stock

We issue additional shares of Common Stock in connection with our stock option and stock purchase plans, and we may issue additional shares for other purposes. Our affiliation agreement with Roche provides, among other things, that with respect to any issuance of Common Stock by us in the future, we will repurchase a sufficient number of shares so that immediately after such issuance the percentage of our Common Stock owned by Roche will be no lower than 2% below the “Minimum Percentage” (as defined below), provided however, as long as Roche’s percentage ownership is greater than 50%, prior to issuing any shares, we will repurchase a sufficient number of shares of our Common Stock such that, immediately after our issuance of shares, Roche’s percentage ownership will be greater than 50%. The Minimum Percentage equals the lowest number of shares of Genentech Common Stock owned by Roche since the July 1999 offering (to be adjusted in the future for dispositions of shares of Genentech Common Stock by Roche as well as for stock splits or stock combinations) divided by 1,018,388,704 (to be adjusted in the future for stock splits or stock combinations), which is the number of shares of Genentech Common Stock outstanding at the time of the July 1999 offering, as adjusted for stock splits. We have repurchased shares of our Common Stock since 2001 (see discussion below in Liquidity and Capital Resources). The affiliation agreement also provides that, upon Roche’s request, we will repurchase shares of our Common Stock to increase Roche’s ownership to the Minimum Percentage. In addition, Roche will have a continuing option to buy stock from us at prevailing market prices to maintain its percentage ownership interest. The Minimum Percentage at December 31, 2006 was 57.7% and, under the terms of the affiliation agreement, Roche’s ownership percentage is to be no lower than 55.7%. At December 31, 2006, Roche’s ownership percentage was 55.8%.

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

In our royalty and supply arrangements with related parties, we are the principal, as defined under Emerging Issues Task Force (or “EITF”) Issue No. 99-19, “Reporting Revenue Gross as a Principal Versus Net as an Agent” (or “EITF 99-19”), because we bear the manufacturing risk, general inventory risk, and the risk to defend our intellectual property. In circumstances where we are the principal in the transaction, we record the transaction gross in accordance with EITF 99-19. Otherwise our transactions are recorded net.

Hoffmann-La Roche

We recognized royalty revenue of 20% of net sales of Herceptin made by Hoffmann-La Roche outside of the U.S. of up to $500 million, and 22.5% of net sales outside of the U.S. in excess of $500 million, a sales plateau which was exceeded in 2006, 2005 and 2004. For all other products distributed by Hoffmann-La Roche outside of the U.S., we recognize royalty revenue at rates ranging from 8% to 20%.

In July 2006, we signed two new product supply agreements with Hoffmann-La Roche. The Umbrella Manufacturing Supply Agreement (or “Umbrella Agreement”) supersedes our existing product supply agreements with Hoffmann-La Roche. The Short-Term Supply Agreement (or “Short-Term Agreement”) supplements the terms of the Umbrella Agreement. Under the Short-Term Agreement, Hoffmann-La Roche has agreed to purchase specified amounts of Herceptin, Avastin and Rituxan through 2008. Under the Umbrella Agreement, Hoffmann-La Roche has agreed to purchase specified amounts of Herceptin and Avastin through 2012 and, on a perpetual basis, either party may order other collaboration products from the other party, including Herceptin and Avastin after 2012, pursuant to certain forecast terms. The Umbrella Agreement also provides that either party may terminate its obligation to purchase and/or supply Avastin and/or Herceptin with six years notice on or after December 31, 2007.

We currently have no active profit sharing arrangements with Hoffmann-La Roche.

Under our existing arrangements with Hoffmann-La Roche, including our licensing and marketing agreement, we recognized the following amounts (in millions):

	2006	2005	2004
Ex-U.S. product sales to Hoffmann-La Roche	$359	$177	$111

Royalties received from Hoffmann-La Roche	$846	$500	$334

Cost of sales on ex-U.S. product sales to Hoffmann-La Roche	$268	$154	$95

Contract revenue from Hoffmann-La Roche	$125	$65	$73

R&D expenses include amounts related to Hoffmann-La Roche of $213 million in 2006, $144 million in 2005, and $125 million in 2004. These amounts represent R&D development expenses we incurred on joint development projects, but are reimbursable to us by Hoffmann-La Roche. In addition, these amounts include R&D expenses resulting from the net settlement of amounts owed to Hoffmann-La Roche on R&D development expenses it incurred on joint development products/projects, less amounts reimbursable to us on these respective projects.

Novartis

Based on information available to us at the time of filing this Form 10-K, we believe that the Novartis Group holds approximately 33.3% of the outstanding voting shares of Roche Holding Ltd. As a result of this ownership, the Novartis Group is deemed to have an indirect beneficial ownership interest under FAS 57, “Related Party Disclosures,” of more than 10% of our voting stock.

We have an agreement with Novartis Pharma AG (a wholly-owned subsidiary of Novartis AG) under which Novartis Pharma AG has the exclusive right to develop and market Lucentis outside of the U.S. for indications related to diseases or disorders of the eye. As part of this agreement, the parties share the cost of certain of our ongoing development expenses for Lucentis.

We, along with Novartis Pharma AG and Tanox, Inc., are co-developing Xolair in the U.S., and we and Novartis are co-promoting Xolair in the U.S. and both make certain joint and individual payments to Tanox; our joint and individual payments are in the form of royalties. We record all sales and cost of sales in the U.S. and Novartis markets the product in and records all sales and cost of sales in Europe. We and Novartis share the resulting U.S. and European operating profits, respectively, according to prescribed profit-sharing percentages. On January 20, 2006, Novartis received FDA approval to manufacture bulk supply of Xolair at their Huningue production facility in France. We now acquire bulk supply of Xolair from Novartis and compensate them on a cost plus mark up basis.

Under our existing arrangements with Novartis, we recognized the following amounts from Novartis (in millions):

	2006	2005	2004
Ex-U.S. product sales to Novartis	$5	$7	$1

Royalties received from Novartis	$3	$1	$1

Cost of sales on ex-U.S. product sales to Novartis	$4	$17	$1

Contract revenue from Novartis	$40	$50	$48

Novartis’ share of co-promotion profits - included in collaboration profit sharing expense	$187	$136	$75

Under the Xolair collaboration agreement, we contractually share a portion of the pretax U.S. and European co-promotion profits earned on the commercial sales of Xolair. Our U.S. and European profit sharing expenses are recorded as collaboration profit sharing expense.

R&D expenses include amounts related to Novartis of $38 million in 2006, $39 million in 2005, and $44 million in 2004.

Liquidity and Capital Resources

Liquidity and Capital Resources	2006	2005	2004
December 31:	(in millions)
Unrestricted cash, cash equivalents, short-term investments and long-term marketable debt and equity securities	$4,325	$3,814	$2,781
Net receivable — equity hedge instruments	50	73	21
Total unrestricted cash, cash equivalents, short-term investments, long-term marketable debt and equity securities, and equity hedge instruments	$4,375	$3,887	$2,802
Working capital	$3,547	$2,726	$2,187
Current ratio	2.6:1	2.6:1	2.8:1
Year Ended December 31:
Cash provided by (used in):
Operating activities	$2,138	$2,363	$1,195
Investing activities	(1,681)	(1,776)	(450)
Financing activities	(432)	368	(847)
Capital expenditures (included in investing activities above)	(1,214)	(1,400)	(650)

Total unrestricted cash, cash equivalents, short-term investments and long-term marketable securities, including the estimated fair value of the related equity hedge instruments, were approximately $4.4 billion at December 31, 2006, an increase of approximately $488 million, or 13%, from December 31, 2005. This increase primarily reflects cash generated from operations; partially offset by cash used for capital expenditures, payments of taxes, purchases of marketable securities, and repurchases of our Common Stock. To mitigate the risk of market value fluctuations, certain of our biotechnology equity securities are hedged with zero-cost collars and forward contracts, which are carried at estimated fair value. See Note 2, “Summary of Significant Accounting Policies — Comprehensive

Income,” in the Notes to the Consolidated Financial Statements of Part II, Item 8 of this Form 10-K for further information regarding activity in our marketable investment portfolio and derivative instruments.

See “Leases” below for a discussion of our leasing arrangements. See “Our affiliation agreement with Roche could limit our ability to make acquisitions” and “To pay our indebtedness will require a significant amount of cash and may adversely affect our operations and financial result,” above in Part I, Item 1A “Risk Factors” and below in Note 8, “Leases, Commitments and Contingencies,” in the Notes to Consolidated Financial Statements of Part II, Item 8 of this Form 10-K for factors that could negatively affect our cash position.

Cash Provided by Operating Activities

Cash provided by operating activities is primarily driven by increases in our net income. However, operating cash flows differ from net income as a result of non-cash charges or differences in the timing of cash flows and earnings recognition. Significant components of cash provided by operating activities are as follows:

Receivables and other assets increased $628 million in 2006. This increase is primarily due to an increase in “accounts receivable - product sales” of $411 million in 2006 from 2005, which is primarily due to sales of our new product, Lucentis, on which we offer extended payment terms. The average collection period of our “accounts receivable — product sales” as measured in days sales outstanding (or “DSO”) was 46 days as of December 31, 2006, 37 days as of December 31, 2005, and 58 days as of December 31, 2004. The increase in DSO in 2006 over 2005 is primarily due to the extended payment terms we offered to certain wholesalers in conjunction with the launch of Lucentis on June 30, 2006. This program will be in effect for 12 months following the launch date; therefore, we expect our DSO to continue to increase in the first half of 2007 due to these extended payment terms. The decline in DSO in 2005 over 2004 reflects the termination in the first quarter of 2005 of our extended payment term incentive program that was put into place during the first quarter of 2004 for sales of new products at that time, in particular Avastin. The level of accounts receivable with extended dating declined steadily in 2005 as customer payments were received. The DSO as of December 31, 2005 also decreased by an additional four days, primarily due to favorable collections.

Our inventory balance increased $408 million in 2006. The increase is primarily due to bulk production of our Avastin and Herceptin products. We expect that our inventory levels will continue to rise in 2007 in support of sales growth, in particular, sales growth related to our recently approved indications.

Accounts payable, other accrued liabilities and other long-term liabilities increased $683 million in 2006. This increase is mainly due to an increase in taxes payable, accrued compensation, accrued royalties and accrued collaboration expenses, which are mainly due to the growth in the business.

Cash Used in Investing Activities

Cash used in investing activities primarily relates to purchases, sales and maturities of investments and capital expenditures. Capital expenditures were $1.21 billion during 2006, compared to $1.40 billion during 2005, and $650 million during 2004. Capital expenditures in 2006 included ongoing construction of our second manufacturing facility in Vacaville, California, validation costs at our manufacturing facility in Oceanside, California, the purchase of a second facility in Oceanside, purchase of equipment and information systems, and ongoing expenditures to support our corporate infrastructure needs. Capital expenditures in 2005 included the purchase of the Oceanside plant for $408 million in cash plus $9 million in closing costs, ongoing construction of our second manufacturing facility in Vacaville, California, $160 million repayment of our synthetic lease obligation on a research facility in South San Francisco, California, the purchase of land, equipment and information systems, and ongoing construction costs in support of our manufacturing and corporate infrastructure needs. Capital expenditures in 2004 were made to purchase land and office buildings in South San Francisco, including the repayment of two of our synthetic leases, and for equipment and information systems purchases and ongoing construction costs in support of our manufacturing and corporate infrastructure needs.

Restricted cash increased by $53 million in 2006 and in 2005 due to the additional cash and investments we were required to pledge to secure the COH surety bond. Total cash and investments pledged to secure the COH surety bond were $788 million at December 31, 2006 and $735 million at December 31, 2005 and were reflected in the Consolidated Balance Sheets in “restricted cash and investments”. See the Contingencies section of Note 8, “Leases, Commitments and Contingencies” in the Notes to Consolidated Financial Statements of Part II, Item 8 of this Form 10-K for further information regarding the COH litigation and related surety bond.

We anticipate that our capital expenditures for 2007 will stay relatively flat at approximately $1.2 billion, primarily driven by manufacturing expansion, in particular ongoing construction of our second manufacturing facility in Vacaville, and for projects related to existing facilities, increases in office space, and land purchases.

Cash Used in or Provided by Financing Activities

Cash used in or provided by financing activities includes activity under our stock repurchase program and our employee stock plans. We used cash for stock repurchases of approximately $1.0 billion in 2006, $2.02 billion during 2005, and $1.35 billion during 2004 pursuant to our stock repurchase program approved by our Board of Directors. We also received $385 million during 2006, $821 million during 2005, and $505 million during 2004, related to stock option exercises and stock issuances under our employee stock purchase plan.

Prior to our adoption of FAS 123R, the tax benefit from stock option exercises was reported as operating cash flows. FAS 123R requires excess tax benefits be reported as a financing cash inflow rather than as a reduction of cash used in operating activities. At December 31, 2006, the excess tax benefit from stock-based compensation arrangements was $179 million.

In July 2005, we received proceeds of $1.99 billion from our debt issuance, and we used a portion of those proceeds in the third quarter of 2005 to extinguish our remaining $425 million total lease obligation with respect to our Vacaville, California manufacturing facility.

Under a stock repurchase program approved by our Board of Directors in December 2003 and most recently extended in April 2006, we are authorized to repurchase up to 100,000,000 shares of our Common Stock for an aggregate price of up to $6.0 billion through June 30, 2007. In this program, as in previous stock repurchase programs, purchases may be made in the open market or in privately negotiated transactions from time to time at management’s discretion. We also may engage in transactions in other Genentech securities in conjunction with the repurchase program, including certain derivative securities. As of December 31, 2006, we have not engaged in any such transactions. We intend to use the repurchased stock to offset dilution caused by the issuance of shares in connection with our employee stock plans. Although there are currently no specific plans for the shares that may be purchased under the program, our goals for the program are (i) to address provisions of our affiliation agreement with Roche relating to maintaining Roche’s minimum ownership percentage; (ii) to make prudent investments of our cash resources; and (iii) to allow for an effective mechanism to provide stock for our employee stock plans. See above in “Relationship with Roche” for more information on Roche’s minimum ownership percentage.

We have entered into Rule 10b5-1 trading plans to repurchase shares in the open market during those periods each quarter when trading in our stock is restricted under our insider trading policy. The trading plan covers approximately four million shares and the current plan is effective through June 30, 2007.

Under our current stock repurchase program, we repurchased 12 million shares for $1.0 billion in 2006, 24 million shares for $2.02 billion in 2005 and 26 million shares for $1.35 billion in 2004.

Our shares repurchased during 2006 were as follows (shares in millions):

	Total Number of Shares Purchased	Average Price Paid per Share
January 1-31	0.9	$88.37
February 1-28	0.7	85.31
March 1-31	1.0	84.24
April 1-30	0.7	80.31
May 1-31	2.1	78.83
June 1-30	1.2	79.30
July 1-31	0.9	79.39
August 1-31	0.9	80.89
September 1-30	0.9	79.84
October 1-31	0.3	83.97
November 1-30	1.4	80.81
December 1-31	1.2	82.11
Total	12.2	$81.45

As of December 31, 2006, 62 million shares have been purchased under our stock repurchase program for $4.37 billion, and a maximum of 38 million additional shares may be purchased under the program through June 30, 2007.

The par value method of accounting is used for common stock repurchases. The excess of the cost of shares acquired over the par value is allocated to additional paid-in capital with the amounts in excess of the estimated original sales price charged to accumulated deficit.

Off-Balance Sheet Arrangements

We have certain contractual arrangements that create potential risk for us and are not recognized in our Consolidated Balance Sheets. Discussed below are those off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

We lease various real properties under operating leases that generally require us to pay taxes, insurance, maintenance and minimum lease payments. Some of our leases have options to renew.

In December 2004, we entered into a Master Lease Agreement with Slough SSF, LLC for the lease of property adjacent to our South San Francisco campus. The property is being developed into eight buildings and two parking structures. The lease of the property is taking place in two phases pursuant to separate lease agreements for each building as contemplated by the Master Lease Agreement. Phase I building leases began in 2006 and Phase II building leases begin in 2007 and 2008. For accounting purposes, due to the nature of our involvement with the construction of the buildings subject to the Master Lease Agreement, we are considered to be the owner of the assets during the construction period through the lease commencement date, even though the funds to construct the building shell and some infrastructure costs are paid by the lessor. As such, as of December 31, 2006, we have capitalized $205 million of construction costs, including capitalized interest, in property, plant and equipment, excluding approximately $150 million in leasehold improvements that we have installed at the property to date. We have recognized $198 million as a construction financing obligation, which is primarily included in “long-term debt” in the accompanying Consolidated Balance Sheets. As of December 31, 2005, we had capitalized $94 million of construction costs in property, plant and equipment and recognized the same amount as a construction financing obligation in “long-term debt” in the accompanying Consolidated Balance Sheets. Concurrent with the commencement of the rental period, during the third quarter of 2006, we began repayment of the construction financing obligation. We expect at the time of completion of the project, if all the buildings and infrastructure were completed by the lessor, our construction asset and related obligation may be as much as $365 million, excluding costs related to leasehold improvements.

In November 2006, we entered into a series of agreements with Lonza Group Ltd (or “Lonza”), including a supply agreement to purchase product produced by Lonza at their Singapore manufacturing facility, which is currently under construction. For accounting purposes, due to the nature of the supply agreement and our involvement with the construction of the buildings, we are considered to be the owner of the assets during the construction period, even though the funds to construct the building shell and some infrastructure costs are paid by Lonza. As such, during 2006, we capitalized $20 million in construction-in-progress and have also recognized a corresponding amount as a construction financing obligation in “long-term debt” in the accompanying Consolidated Balance Sheets. We also entered into a loan agreement with Lonza to advance $290 million to Lonza for the construction of this facility and approximately $9 million for a related land lease option, the majority of which is not expected to be advanced until 2008. See Note 8, “Leases, Commitments and Contingencies,” in the Notes to Consolidated Financial Statements of Part II, Item 8 of this Form 10-K for further discussion of the agreements.

During the third quarter of 2005, we paid $160 million to exercise our right to purchase a research facility in South San Francisco, California, which was subject to a synthetic lease with BNP Paribas Leasing Corporation (or “BNP”). As a result, the value of the property in South San Francisco was included in the accompanying Consolidated Balance Sheets at December 31, 2005. Prior to the purchase of this facility, we evaluated our accounting for this lease under the provisions of FASB Interpretation No. 46R (or “FIN 46R”), a revision to Interpretation 46, “Consolidation of Variable Interest Entities,” and determined we were not required to consolidate either the leasing entity or the specific assets leased under the BNP lease.

During the third quarter of 2005, we paid $425 million to extinguish the debt and acquire the noncontrolling interest related to a synthetic lease obligation on our manufacturing plant in Vacaville, California. Prior to the extinguishment of the debt, we were required to consolidate the entity from which we leased the Vacaville facility as it qualified as a variable interest entity (or “VIE”) under the provisions of FIN 46R and because we were determined to be the primary beneficiary of the VIE as we absorb the majority of the entity’s expected losses.

Commitments

See Note 8, “Leases, Commitments and Contingencies,” in the Notes to Consolidated Financial Statements of Part II, Item 8 of this Form 10-K.

Contractual Obligations

In the table below, we set forth our enforceable and legally binding obligations and future commitments and obligations related to all contracts that we are likely to continue regardless of the fact that they were cancelable as of December 31, 2006. Some of the figures we include in this table are based on management’s estimate and assumptions about these obligations, including their duration, the possibility of renewal, anticipated actions by third parties, and other factors. Because these estimates and assumptions are necessarily subjective, the obligations we will actually pay in future periods may vary from those reflected in the table.

	Payments due by period (in millions)
Contractual Obligations	Total	2007	2008 and 2009	2010 and 2011	2012 and beyond
Operating lease obligations and other(1)	$218	$24	$50	$45	$99
Slough(2) (Financing lease)	541	19	67	75	380
Lonza(3) (Singapore facility agreement)	510	-	75	293	142
Purchase obligations(4)	1,567	958	532	64	13
Long-term debt(5)	2,000	-	-	500	1,500
Litigation-related and other long-term liabilities(6)	768	-	748	-	20
Interest expense on long-term debt(7)	1,254	101	198	161	794
Total	$6,858	$1,102	$1,670	$1,138	$2,948
________________________
(1)	Operating lease obligations include Owner Association Fees on buildings we own. See further discussion of our operating leases above in “Off-Balance Sheet Arrangements.”
(2)	See further discussion related to the Slough lease above in “Off-Balance Sheet Arrangements.”
(3)
Included in 2010 is a manufacturing milestone payment. See further discussion of the agreements with Lonza above in “Off-Balance Sheet Arrangements” and in Note 8, “Leases, Commitments and Contingencies,” in the Notes to Consolidated Financial Statements of Part II, Item 8 of this Form 10-K.

(4)
Purchase obligations include commitments related to capital expenditures, clinical development, collaborations, manufacturing and research operations and other significant purchase commitments. Purchase obligations exclude capitalized labor and capitalized interest on construction projects. Included in this line are our purchase obligations under our contract manufacturing arrangements with Lonza Biologics, a subsidiary of Lonza Group Ltd, for commercial quantities of Rituxan and with Wyeth Pharmaceuticals, a division of Wyeth, for bulk supply of Herceptin, and Novartis for the manufacture of Xolair and Lucentis. See also Note 8, “Leases, Commitments and Contingencies,” in the Notes to Consolidated Financial Statements of Part II, Item 8 of this Form 10-K.

(5)	See also Note 7, “Long-Term Debt,” in the Notes to Consolidated Financial Statements of Part II, Item 8 of this Form 10-K.
(6)
Litigation-related and other long-term liabilities include our litigation liabilities and other similar items which are reflected on our balance sheet. The amount of cash paid, if any, or the timing of such payment in connection with the COH matter will depend on the outcome of the California Supreme Court’s review of the matter; this item is captured in the “2008 and 2009” category in the table above.

(7)
Interest expense includes the effects of an interest rate swap agreement. See also, Note 4 “Investment Securities and Financial Instruments,” in the Notes to Consolidated Financial Statements of Part II, Item 8 of this Form 10-K.

Excludes payment obligations associated with deferred tax liabilities.

In addition to the above, we have committed to make potential future “milestone” payments to third-parties as part of in-licensing and product development programs. Payments under these agreements generally become due and payable only upon achievement of certain developmental, regulatory and/or commercial milestones. Because the achievement of these milestones is neither probable nor reasonably estimable, such contingencies have not been recorded on our Consolidated Balance Sheets. We also entered into a loan agreement, subject to certain mutually acceptable conditions of securitization, with Lonza to advance up to $290 million to Lonza for the construction of their Singapore facility and approximately $9 million for a related land lease option, the majority of which is not expected to be advanced until 2008. See Note 8, “Leases, Commitments and Contingencies,” in the Notes to Consolidated Financial Statements of Part II, Item 8 of this Form 10-K for further information on these matters.

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

All stock option grants are made with the approval of the Compensation Committee of the Board of Directors or an authorized delegate. See “Compensation Discussion and Analysis” appearing in our 2007 Proxy Statement for further information concerning the policies and procedures of the Compensation Committee regarding the use of stock options.

General Option Information

Summary of Option Activity
(Shares in millions)

		Options Outstanding
	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price
December 31, 2004	102	94	$32.32
Grants	(20)	20	84.01
Exercises	-	(29)	25.88
Cancellations	2	(2)	42.16
December 31, 2005	84	83	$46.64
Grants	(17)	17	79.85
Exercises	-	(9)	30.42
Cancellations	3	(3)	62.09
December 31, 2006	70	88	$54.53

In-the-Money and Out-of-the-Money Option Information
(Shares in millions)

	Exercisable		Unexercisable		Total
As of December 31, 2006	Shares	Wtd. Avg. Exercise Price	Shares	Wtd. Avg. Exercise Price	Shares	Wtd. Avg. Exercise Price
In-the-Money	42	$32.16	27	$66.70	69	$45.81
Out-of-the-Money(1)	5	86.02	14	85.97	19	85.99
Total Options Outstanding	47		41		88
________________________
(1)
Out-of-the-money options are those options with an exercise price equal to or greater than the fair market value of Genentech Common Stock, which was $81.13 at the close of business on December 29, 2006.

Distribution and Dilutive Effect of Options

Employee and Executive Officer Option Grants

	2006*	2005*	2004*
Net grants during the year as % of outstanding shares	1.43%	1.70%	1.83%
Grants to Executive Officers during the period as % of outstanding shares	0.14%	0.18%	0.25%
Grants to Executive Officers during the year as % of total options granted	8.60%	9.44%	12.29%
________________________
*	Executive officers as of December 31 for the years presented.

Equity Compensation Plan Information

Our stockholders have approved all of our equity compensation plans under which options are outstanding.

******

This report contains forward-looking statements regarding completion of phases for, and regulatory approval of, development projects; our Horizon 2010 strategy of brining 20 new molecules into clinical development, bringing at least 15 major new products or indications onto the market, becoming the number one U.S. oncology company in sales, and achieving certain financial growth measures; the development of our internal products providing the majority of our long-term growth; an Avastin sBLA submission; construction, qualification and licensure of our new Vacaville, Hillsboro facilities and Oceanside facility, and Lonza’s Singapore facility; manufacturing of Avastin and Rituxan by Lonza; the adequacy of our capital resources to meet long-term growth; Wyeth’s manufacture of Herceptin; the Avastin Patient Assistance program; new product indication launches for Avastin; Avastin sales growth and sales growth in recently approved indications; sales to collaborators; royalty and contract revenue; collaboration profit sharing and sales for collaborative products; the effects of the Medicare Prescription Drug Improvement and Modernization Act on our revenues; expenditures to comply with environmental laws; stock-based compensation, R&D and MG&A expenses; other income, net; effective income tax rate; inventory levels; capital expenditures; extending a loan to Lonza; the effect of FIN 48 on our results of operations and financial position; and the acquisition of Tanox and closing certain licensing transactions.

These forward-looking statements involve risks and uncertainties, and the cautionary statements set forth below and those contained in “Risk Factors” in this Form 10-K identify important factors that could cause actual results to differ materially from those predicted in any such forward-looking statements. Such factors include, but are not limited to, additional time requirements for data analysis; BLA preparation and decision making; FDA actions or delays; failure to obtain FDA approval; difficulty in obtaining materials from suppliers; unexpected safety, efficacy or manufacturing issues for us or our contract/collaborator manufacturers; the ability to supply product and meet demand for our products; increased capital expenditures including greater than expected construction and validation costs; product withdrawals; competition; pricing decisions by us or our competitors; our ability to protect our proprietary rights; the outcome of, and expenses associated with, litigation or legal settlements; the level of patient participation in the Avastin Patient Assistance Program; increased R&D, MG&A and environmental expenses, and increased cost of sales; variations in collaborator sales and expenses; our indebtedness and ability to pay our indebtedness; actions by Roche that are adverse to our interests; decreases in third party reimbursement rates; greater than expected income tax rate; the ability of management and others to integrate new employees into our culture; the number of options granted to employees, Genentech’s stock price and certain valuation assumptions concerning Genentech stock; and the extent to which all closing conditions are met for our proposed acquisition of Tanox and certain licensing transactions, including the absence of a material adverse effect with respect to Tanox, the extent to which such transactions are permitted under the antitrust laws, and the extent to which we have cash on hand to consummate such transactions. We disclaim and do not undertake any obligation to update or revise any forward-looking statement in this Form 10-K.

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

We maintain risk management control systems to monitor the risks associated with interest rates, foreign currency exchange rates and equity investment price changes. The risk management control systems use analytical techniques, including sensitivity analysis and market values. Though we intend for our risk management control systems to be comprehensive, there are inherent risks that may only be partially offset by our hedging programs should there be unfavorable movements in interest rates, foreign currency exchange rates or equity investment prices.

The estimated exposures discussed below are intended to measure the amount we could lose from adverse market movements in interest rates, foreign currency exchange rates and equity investment prices, given a specified confidence level, over a given period of time. Loss is defined in the value-at-risk (or “VAR”) estimation as fair market value loss. Our VAR model utilizes historical simulation of daily market data over the past three years and calculates market data changes using a 21-trading day holding period to estimate expected loss in fair value at a 95% confidence level. The VAR model is not intended to represent actual losses but is used as a risk estimation and management tool.

Actual future gains and losses associated with our investment portfolio and derivative positions may differ materially from the VAR analyses performed due to the inherent limitations associated with predicting the timing and amount of changes to interest rates, foreign currency exchanges rates and equity investment prices, and our actual exposures and positions.

Interest Rate Risk

Our interest-bearing assets, or interest-bearing portfolio, consisted of cash, cash equivalents, restricted cash and investments, short-term investments, marketable debt securities, long-term investments and interest-bearing forward contracts. The balance of our interest-bearing portfolio, including restricted and unrestricted cash and investments, was $4,747 million or 32% of total assets at December 31, 2006 and $4,169 million or 34% of total assets at December 31, 2005. Interest income related to this portfolio was $230 million in 2006 and $143 million in 2005. Our interest income is sensitive to changes in the general level of interest rates, primarily U.S. interest rates. In this regard, changes in U.S. interest rates affect the interest-bearing portfolio.

Our long-term debt is comprised of the following debt instruments: $500 million principal amount of 4.40% Senior Notes due 2010, $1.0 billion principal amount of 4.75% Senior Notes due 2015 and $500 million principal amount of 5.25% Senior Notes due 2035. To protect the fair value of our 2010 Notes against fluctuations in the benchmark U.S. interest rates, we entered into a series of interest rate swap agreements with respect to the 2010 Notes. See Note 7, “Long-Term Debt,” and Note 4, “Investment Securities and Financial Instruments — Derivative Financial Instruments,” section in the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K.

Based on our overall interest rate exposure, which includes the net effect of our interest rate exposures on our interest-bearing assets and our Senior Note debt instruments, using a 21-trading day holding period with a 95% confidence level, the potential loss in estimated fair value of our interest rate sensitive instruments was $24 million at December 31, 2006 and $34 million at December 31, 2005. A significant portion of the potential loss in estimated fair value at both December 31, 2006 and 2005 was attributed to the longer duration of our Senior Notes.

Foreign Currency Exchange and Foreign Economic Conditions Risk

We receive royalty revenues from licensees selling products in countries throughout the world. As a result, our financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which our licensed products are sold. Our exposure to foreign exchange rates is most significant relative to the Swiss Franc, though we are also exposed to changes in exchange rates elsewhere in Europe, Asia (primarily Japan) and Canada. When the dollar strengthens against the currencies in these countries, the dollar value of foreign-currency denominated revenue decreases; when the dollar weakens, the dollar value of the foreign-currency denominated revenues increases. Accordingly, changes in exchange rates, and in particular a strengthening of the dollar, may adversely affect our royalty revenues as expressed in dollars. Currently, our foreign currency royalty revenues exceed our foreign currency expenses. In addition, as part of our overall investment strategy, a portion of our portfolio is in non-dollar denominated investments. As a result, we are exposed to changes in the exchange rates of the currencies in which these non-dollar investments are denominated.

To mitigate our net foreign exchange exposure, our policy allows us to hedge certain of our anticipated royalty revenues by entering into option or forward contracts with one to five year expiration dates and amounts of currency that are based on up to 90% of forecasted future revenues so that the potential adverse effect of movements in currency exchange rates on the non-dollar denominated revenues will be at least partly offset by an associated increase in the value of the option or forward. As of December 31, 2006, these options and forwards are due to expire in 2007 through 2008.

Based on our overall currency rate exposure, using a 21-trading day holding period with a 95% confidence level, the potential loss in the estimated fair value of our foreign currency sensitive instruments was $17 million at December 31, 2006 and $18 million at December 31, 2005. Because we use foreign currency instruments to hedge anticipated future cash flows, losses incurred on those instruments are generally offset by increases in the fair value of the underlying future cash flows they were intended to hedge.

Equity Security Risks

As part of our strategic alliance efforts, we invest in publicly traded equity instruments of biotechnology companies. Our biotechnology equity investment portfolio totaled $360 million or 2% of total assets at December 31, 2006 and $375 million or 3% of total assets at December 31, 2005. Impairment charges on our biotechnology equity investments were $4 million in 2006 and $5 million in 2005. These investments are subject to fluctuations from market value changes in stock prices. To mitigate the risk of market value fluctuation, certain equity securities are hedged with zero-cost collars and forward contracts. A zero-cost collar is a purchased put option and a written call option in which the cost of the purchased put and the proceeds of the written call offset each other; therefore, there is no initial cost or cash outflow for these instruments at the time of purchase. The purchased put protects us from a decline in the market value of the security below a certain minimum level (the put “strike” level), while the call effectively limits our potential to benefit from an increase in the market value of the security above a certain maximum level (the call “strike” level). A forward contract is a derivative instrument where we lock-in the termination price we receive from the sale of stock based on a pre-determined spot price. The forward contract protects us from a decline in the market value of the security below the spot price and limits our potential benefit from an increase in the market value of the security above the spot price. Throughout the life of the forward contract, we receive interest income based on the notional amount and a floating-rate index. Depending on market conditions, we may determine that in future periods certain of our other unhedged equity security investments are impaired, which would result in additional write-downs of those equity security investments.

Based on our overall exposure to fluctuations from market value changes in marketable equity prices, using a 21-trading day holding period with a 95% confidence level, the potential loss in estimated fair value of our equity securities portfolio was $24 million at December 31, 2006 and $19 million at December 31, 2005.

Also, as part of our strategic alliance efforts, we invest in privately held biotechnology companies, some of which are in the startup stage. These investments are primarily carried at cost, which were $33 million at December 31, 2006 and $29 million at December 31, 2005, and are recorded in “other long-term assets” in the Consolidated Balance Sheets. Our impairment charges on investments in privately held companies was $5 million in 2005. Our evaluation of investments in private companies is based on the fundamentals of the businesses, including, among other factors, the nature and success of their R&D efforts.

Counterparty Credit Risks

We could be exposed to losses related to the financial instruments described above should one of our counterparties default. We attempt to mitigate this risk through credit monitoring procedures.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Genentech, Inc.

We have audited the accompanying consolidated balance sheets of Genentech, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of Genentech, Inc.’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Genentech, Inc. at December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, in 2006 Genentech, Inc. changed its method of accounting for stock-based compensation in accordance with guidance provided in Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment”.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Genentech, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 5, 2007 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Palo Alto, California
February 5, 2007

CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share amounts)

	Year Ended December 31,
	2006	2005	2004
Revenues
Product sales (including amounts from related parties: 2006-$364; 2005-$184; 2004-$112)	$7,640	$5,488	$3,749
Royalties (including amounts from related parties: 2006-$849; 2005-$501; 2004-$335)	1,354	935	641
Contract revenue (including amounts from related parties: 2006-$165; 2005-$115; 2004-$121)	290	210	231
Total operating revenues	9,284	6,633	4,621

Costs and expenses
Cost of sales (including amounts for related parties: 2006-$272; 2005-$171; 2004-$96)	1,181	1,011	673
Research and development (including amounts for related parties: 2006-$251; 2005-$183; 2004-$169) (including contract related: 2006-$185; 2005-$144; 2004-$132)	1,773	1,262	948
Marketing, general and administrative	2,014	1,435	1,088
Collaboration profit sharing (including amounts for a related party: 2006-$187; 2005-$136; 2004-$75)	1,005	823	594
Recurring charges related to redemption	105	123	145
Special items: litigation-related	54	58	37
Total costs and expenses	6,132	4,712	3,485

Operating income	3,152	1,921	1,136
Other income (expense):
Interest and other income (expense), net	325	142	91
Interest expense	(74)	(50)	(7)
Total other income, net	251	92	84
Income before taxes	3,403	2,013	1,220
Income tax provision	1,290	734	435
Net income	$2,113	$1,279	$785

Earnings per share
Basic	$2.01	$1.21	$0.74
Diluted	$1.97	$1.18	$0.73

Shares used to compute basic earnings per share	1,053	1,055	1,055
Shares used to compute diluted earnings per share	1,073	1,081	1,079

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended December 31,
	2006	2005	2004
Cash flows from operating activities
Net income	$2,113	$1,279	$785
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	407	370	353
Employee stock-based compensation	309	-	-
Deferred income taxes	(112)	(110)	(74)
Deferred revenue	(3)	(49)	(15)
Litigation-related liabilities	51	51	35
Excess tax benefit from stock-based compensation arrangements	(179)	-	-
Tax benefit from employee stock options	-	632	329
Gain on sales of securities available-for-sale and other	(94)	(12)	(15)
Loss on sales and write-downs of securities available-for-sale and other	5	13	14
Loss on fixed asset dispositions	23	10	5
Changes in assets and liabilities:
Receivables and other assets	(628)	(128)	(363)
Inventories	(408)	(112)	(121)
Investments in trading securities	(29)	(17)	(76)
Accounts payable, other accrued liabilities, and other long-term liabilities	683	436	338
Net cash provided by operating activities	2,138	2,363	1,195
Cash flows from investing activities
Purchases of securities available-for-sale	(1,036)	(1,000)	(890)
Proceeds from sales of securities available-for-sale	256	148	687
Proceeds from maturities of securities available-for-sale	357	574	462
Capital expenditures	(1,214)	(1,400)	(650)
Change in other intangible and long-term assets	9	(45)	(64)
Transfer (to) from restricted cash, net	(53)	(53)	5
Net cash used in investing activities	(1,681)	(1,776)	(450)
Cash flows from financing activities
Stock issuances	385	821	505
Stock repurchases	(996)	(2,016)	(1,352)
Excess tax benefit from stock-based compensation arrangements	179	-	-
Repayment of long-term debt and noncontrolling interest	-	(425)	-
Proceeds from issuance of long-term debt	-	1,988	-
Net cash (used in) provided by financing activities	(432)	368	(847)
Net increase (decrease) in cash and cash equivalents	25	955	(102)
Cash and cash equivalents at beginning of year	1,225	270	372
Cash and cash equivalents at end of year	$1,250	$1,225	$270
Supplemental cash flow data
Cash paid during the year for:
Interest	$68	$8	$7
Income taxes	1,038	312	132
Non-cash investing and financing activities
Capitalization of construction in progress related to financing lease transaction	128	94	-
Sale of subsidiary in exchange for note receivable	135	-	-
Exchange of XOMA note receivable for a prepaid royalty and other long-term asset	-	29	-

See Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS
(in millions, except par value)

	December 31,
	2006	2005
Assets
Current assets
Cash and cash equivalents	$1,250	$1,225
Short-term investments	1,243	1,140
Accounts receivable - product sales (net of allowances: 2006-$92; 2005-$84; including amounts from related parties: 2006-$57; 2005-$4)	965	554
Accounts receivable - royalties (including amounts from related parties: 2006-$316; 2005-$173)	453	297
Accounts receivable - other (including amounts from related parties: 2006-$150; 2005-$132)	248	199
Inventories	1,178	703
Deferred tax assets	278	167
Prepaid expenses and other current assets	89	101
Total current assets	5,704	4,386
Long-term marketable debt and equity securities	1,832	1,449
Property, plant and equipment, net	4,173	3,349
Goodwill	1,315	1,315
Other intangible assets	476	574
Restricted cash and investments	788	735
Deferred tax assets	183	146
Other long-term assets	371	193
Total assets	$14,842	$12,147
Liabilities and stockholders’ equity
Current liabilities
Accounts payable (including amounts to related parties: 2006-$7; 2005-$1)	$346	$339
Deferred revenue	62	44
Other accrued liabilities (including amounts to related parties: 2006-$136; 2005-$132)	1,749	1,277
Total current liabilities	2,157	1,660
Long-term debt	2,204	2,083
Deferred revenue	199	220
Litigation-related and other long-term liabilities	804	714
Total liabilities	5,364	4,677
Commitments and contingencies (Note 8)
Stockholders’ equity
Preferred stock, $0.02 par value; authorized: 100 shares; none issued	-	-
Common Stock, $0.02 par value; authorized: 3,000 shares; outstanding: 2006-1,053 shares; 2005-1,054 shares	21	21
Additional paid-in capital	10,091	9,263
Accumulated other comprehensive income	204	253
Accumulated deficit, since June 30, 1999	(838)	(2,067)
Total stockholders’ equity	9,478	7,470
Total liabilities and stockholders’ equity	$14,842	$12,147

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amounts	Capital	Deficit	Income	Total
Balance December 31, 2003	1,049	$21	$7,360	$(1,157)	$297	$6,521
Comprehensive income
Net income	-	-	-	785	-	785
Increase in unrealized gain on securities available-for-sale, net of tax	-	-	-	-	11	11
Changes in fair value of cash flow hedges, net of tax	-	-	-	-	(17)	(17)
Comprehensive income						779
Issuance of stock upon exercise of options	22	1	446	-	-	447
Income tax benefits realized from employee stock option exercises	-	-	329	-	-	329
Issuance of stock under employee stock purchase plan	2	-	58	-	-	58
Repurchase of Common Stock	(26)	(1)	(191)	(1,160)	-	(1,352)
Balance December 31, 2004	1,047	21	8,002	(1,532)	291	6,782
Comprehensive income
Net income	-	-	-	1,279	-	1,279
Decrease in unrealized gain on securities available-for-sale, net of tax	-	-	-	-	(75)	(75)
Changes in fair value of cash flow hedges, net of tax	-	-	-	-	37	37
Comprehensive income						1,241
Issuance of stock upon exercise of options	29	1	745	-	-	746
Income tax benefits realized from employee stock option exercises	-	-	642	-	-	642
Issuance of stock under employee stock purchase plan	2	-	75	-	-	75
Repurchase of Common Stock	(24)	(1)	(201)	(1,814)	-	(2,016)
Balance December 31, 2005	1,054	21	9,263	(2,067)	253	7,470
Comprehensive income
Net income	-	-	-	2,113	-	2,113
Decrease in unrealized gain on securities available-for-sale, net of tax	-	-	-	-	(16)	(16)
Changes in fair value of cash flow hedges, net of tax	-	-	-	-	(27)	(27)
Change in post-retirement benefit obligation, net of tax	-	-	-	-	(6)	(6)
Comprehensive income						2,064
Issuance of stock upon exercise of options	9	-	288	-	-	288
Income tax benefits realized from employee stock option exercises	-	-	179	-	-	179
Issuance of stock under employee stock purchase plan	2	-	97	-	-	97
Stock-based compensation expense	-	-	376	-	-	376
Repurchase of Common Stock	(12)	-	(112)	(884)	-	(996)
Balance December 31, 2006	1,053	$21	$10,091	$(838)	$204	$9,478

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

Redemption of Our Special Common Stock

On June 30, 1999, Roche exercised its option to cause us to redeem all of our Special Common Stock held by stockholders other than Roche. The Redemption was reflected as a purchase of a business, which under U.S. generally accepted accounting principles required push-down accounting to reflect in our financial statements the amounts paid for our stock in excess of our net book value. The aggregate purchase price for the acquisition of all of Genentech’s outstanding shares, including Roche’s estimated transaction costs of $10 million, was $6,605 million.

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

Recent Accounting Pronouncements

On June 28, 2006, the Financial Accounting Standards Board (or “FASB”) ratified the consensus reached by the Emerging Issues Task Force (or “EITF”) on EITF Issue No. 06-2, “Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43, Accounting for Compensated Absences” (or “EITF 06-2”). EITF 06-2 states that if all the conditions of paragraph 6 of FASB 43 are met, compensation costs for sabbatical and other similar benefit arrangements should be accrued over the requisite service period. Paragraph 6 of FASB 43 states that a liability should be accrued for employees’ future absences if the following are met:  (a) the employer’s obligation is attributable to employees’ services already rendered; (b) the obligation relates to rights that vest or accumulate; (c) payment of the compensation is probable; and (d) the amount can be reasonably estimated. EITF 06-2 is effective for us beginning January 1, 2007. Upon adoption of EITF 06-2, we expect to record a one-time charge as a cumulative effect of a change in accounting principle of approximately $26 million, net of tax. We will also begin to record an annual sabbatical expense that will reduce diluted net income per share by approximately $0.01 to $0.02 per share in 2007.

In June 2006, the FASB issued FASB Interpretation (or “FIN”) No. 48, “Accounting for Uncertainty in Income Taxes.” FIN 48 clarifies the application of FASB Statement 109, “Accounting for Income Taxes,” by defining criteria that must be met for any part of a benefit related to an individual tax position taken or expected to be taken in an enterprise’s tax returns to be recognized in its consolidated financial statements. FIN 48 also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition and is effective for us beginning January 1, 2007. We are currently evaluating the effect that the adoption of FIN 48 will have on our consolidated results of operations and financial position, but we do not expect the effect to be material.

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

•
We recognize revenue from product sales when there is persuasive evidence that an arrangement exists, title passes, the price is fixed and determinable, and collectibility is reasonably assured. Allowances are established for estimated rebates, healthcare provider contractual chargebacks, prompt pay sales discounts, product returns, and wholesaler and distributor inventory management allowances. In our domestic commercial collaboration agreements, we have primary responsibility for the United States (or “U.S.”) product sales commercialization efforts, including selling and marketing, customer service, order entry, distribution, shipping and billing. We record net product sales and related production and selling cost in our income statement line items on a gross basis since we have the manufacturing risk and/or inventory risk, and credit risk, and meet the criteria as a principal under EITF Issue No. 99-19, “Reporting Revenue Gross as a Principal Versus Net as an Agent” (or “EITF 99-19”).

Avastin product sales subject to the Avastin Patient Assistance Program and the free Avastin that we expect to provide to eligible patients represent separate units of accounting under the provisions of EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables,” (or “EITF 00-21”). The Avastin Patient Assistance Program is a voluntary program that enables eligible patients who receive greater than 10,000 milligrams of Avastin over a 12-month period to receive free Avastin during the remainder of the 12-month period. Based on the current wholesale acquisition cost, the 10,000 milligrams is valued at $55,000 in gross revenue. We defer a portion of the Avastin product sales revenue to reflect our estimate of the free Avastin commitment to those patients who elect to enroll in the program. A maximum amount of $55,000 of gross revenue earned from an enrolled patient will be recognized ratably over the total number of product vials used for infusions from their physicians, which were obtained through normal commercial channels as well as those vials we will deliver directly to their physician in conjunction with the Avastin Patient Assistance Program.

•
We recognize revenue from royalties based on licensees’ sales of our products or products using our technologies. Royalties are recognized as earned in accordance with the contract terms when royalties from licensees can be reasonably estimated and collectibility is reasonably assured. For the majority of our royalty revenues, estimates are made using historical and forecasted sales trends and used as a basis to record amounts in advance of amounts collected.

•
Contract revenue generally includes upfront and continuing licensing fees, manufacturing fees, milestone payments and net reimbursements from collaborators on development, post-marketing and commercial costs. Most of our contract arrangements with up-front license fees were entered into prior to the effective date of July 1, 2003 for EITF 00-21. Accordingly, our accounting policy on contract revenue, as described below, is focused on describing transactions entered into prior to the effective date of EITF 00-21.

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

Product Sales Allowances

Revenues from product sales are recorded net of allowances for estimated rebates, healthcare provider contractual chargebacks, prompt pay sales discounts, product returns, and wholesaler and distributor inventory management allowances, all of which are established at the time of sale. These allowances are based on estimates of the amounts earned or to be claimed on the related sales. These estimates take into consideration our historical experience, current contractual and statutory requirements, specific known market events and trends such as competitive pricing and new product introductions, and forecasted customer buying patterns and inventory levels, including the shelf lives of our products. Rebates, healthcare provider contractual chargebacks, inventory management allowances, prompt pay sales discounts and product returns are product-specific, which can be affected by the mix of products sold in any given period. All our product sales allowances are based on estimates. If actual future results vary, we may need to adjust these estimates, which could have an effect on earnings in the period of the adjustment. Our product sales allowances and accruals are as follows:

•
Rebate allowances and accruals are comprised of both direct and indirect rebates. Direct rebates are contractual price adjustments payable to wholesalers and specialty pharmacies that purchase products directly from us. Indirect rebates are contractual price adjustments payable to healthcare providers and organizations, such as payers, clinics, hospitals, pharmacies and group purchasing organizations that do not purchase products directly from us. Both types of allowances are based upon definitive contractual agreements or legal requirements (such as Medicaid) related to the dispensing of the product by a pharmacy, clinic or hospital to a benefit plan participant. Rebate accruals are recorded in the same period the related revenue is recognized resulting in a reduction to product sales revenue and the recognition of a contra asset (if due to a wholesaler or specialty pharmacy) or a liability (if due to a third party, such as a healthcare provider) as appropriate, which are included in accounts receivable allowances or other accrued liabilities, respectively. Rebates are estimated using historical and other data, including patient usage, customer buying patterns, applicable contractual rebate rates and contract performance by the benefit providers. Rebate estimates are evaluated quarterly and may require adjustments to better align our estimates with actual results. As part of this evaluation, we review changes to federal legislation, changes to rebate contracts, changes in the level of discounts, and changes in product sales trends. Although rebates are accrued at the time of sale, rebates are typically paid out, on average, up to six months after the sale.

•
Healthcare provider contractual chargebacks are the result of contractual commitments by us to provide products to healthcare providers at specified prices or discounts. These contracted health care providers include (i) hospitals that service a disproportionately high share of economically indigent and Medicaid patients for which they receive little or no reimbursement (i.e. Disproportionate Share Hospitals or “DSH”), (ii) government-owned hospitals that receive discounts, and (iii) hospitals that have contract pricing for certain products usually through a group purchasing agreement. Chargebacks occur when a contracted health care provider purchases our products through an intermediary wholesaler at fixed contract prices that are lower than the list prices we charge the wholesalers. The wholesaler, in turn, charges us back for the difference between the price initially paid by the wholesaler and the contract price paid to the wholesaler by the healthcare providers. Chargebacks are accrued at the time of sale and are estimated based on historical trends, which closely approximate actual results as we generally issue credits within a few weeks of the time of sale.

•
Prompt pay sales discounts are credits granted to wholesalers for remitting payment on their purchases within contractually defined cash repayment incentive periods. The contractually defined cash repayment periods are generally 30 days; however, for newly launched products, we have offered and we may offer in the future, for a limited period of time, extended payment terms to wholesalers. In connection with the launch of Lucentis we have offered an extended payment terms program to certain of our wholesalers. This program will be in effect for 12 months ending June 30, 2007. Based upon our experience that it is rare that a wholesaler does not comply with the contractual terms to earn the prompt pay sales discount, we accrue 100 percent of the prompt pay sales discounts at the time of original sale.

•
Wholesaler and distributor inventory management allowances are credits granted to wholesalers and distributors for compliance with various contractually-defined inventory management programs. These programs provide monetary incentives in the form of a credit for wholesalers and distributors to maintain consistent inventory levels at approximately two to three weeks of sales depending on the product. These wholesaler inventory management credits are calculated based on quarterly product purchases multiplied by a factor to determine the maximum possible credit for a product for the preceding quarter. Adjustments to reduce the maximum credit are made if the wholesaler does not meet and/or comply with the contractually defined metrics. These metrics include data timeliness, completeness and accuracy and deviations outside of the contracted inventory days on hand for each product. The maximum credits are accrued at the time of sale, and are typically granted to wholesaler accounts within 90 days after the sale.

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

Allowances against receivable balances primarily relate to product returns, wholesaler-related direct rebates, prompt pay sales discounts, and wholesaler inventory management allowances, and are recorded in the same period the related revenue is recognized, resulting in a reduction to product sales revenue and the reporting of product sales receivable net of allowances. Accruals related to indirect rebates and contractual chargebacks for healthcare providers are recognized in the same period the related revenue is recognized, resulting in a reduction to product sales revenue, and are recorded as other accrued liabilities.

Commercial Collaboration Accounting

We have domestic commercial collaboration profit sharing agreements with Biogen Idec Inc. on Rituxan, Novartis Pharma AG on Xolair, and with OSI Pharmaceuticals, Inc. on Tarceva. In these agreements, we have primary responsibility for the U.S. commercialization including sales and/or marketing, customer support, order entry, distribution, shipping and billing. In addition to being primarily responsible for providing the product or service to the customer, we have general inventory risk prior to the customer placing an order or upon customer return and we are exposed to customer credit risk. We record net product sales and related production and selling costs for our domestic collaborations in our Consolidated Statements of Income on a gross basis since we are the principal in the sales transaction, as defined under EITF 99-19. The collaboration profit sharing expense line in our Consolidated Statements of Income primarily includes the profit sharing results with Biogen Idec on Rituxan, with Novartis Pharma AG on Xolair, and with OSI Pharmaceuticals on Tarceva.

We have a European commercial collaboration profit sharing agreement with Novartis Pharma AG on Xolair. We do not record the net product sales and related production and selling costs for our European collaboration in our Consolidated Statements of Income on a gross basis since we do not meet the criteria as a principal under EITF 99-19, and instead record our net share of the European collaboration profits as contract revenue (or collaboration losses as collaboration profit sharing expense). See also Note 9, “Relationship with Roche and Related Party Transactions,” regarding Novartis related collaboration cost and profit sharing expenses.

Research and Development Expenses

Research and development (or “R&D”) expenses include salaries, benefits and other headcount related costs, clinical trial and related clinical manufacturing costs, contract and other outside service fees, and facilities and overhead costs. R&D expenses consist of independent R&D costs and costs associated with collaborative R&D and in-licensing arrangements. In addition, we acquire R&D services from other companies and fund research institutions under agreements which we can generally terminate at will. R&D expenses also include post-marketing activities such as Phase IV and investigator-sponsored trials and product registries. R&D costs, including upfront fees and milestones paid to collaborators, are expensed as incurred. The costs of the acquisition of technology is capitalized if it has alternative future uses in other R&D projects or otherwise. R&D collaborations resulting in a net payment of development and post-marketing costs are recognized as R&D expense as the related costs are incurred.

Royalty Expenses

Royalty expenses and milestones directly related to product sales are classified in cost of sales (or “COS”). Other royalty expenses, relating to royalty revenue, are classified in MG&A expenses and totaled $221 million in 2006, $182 million in 2005, and $174 million in 2004.

Advertising Expenses

We expense the costs of advertising, which also includes promotional expenses, as incurred. Advertising expenses were $439 million in 2006, $345 million in 2005, and $257 million in 2004.

Research and Development Arrangements

To gain access to potential new products and technologies and to utilize other companies to help develop our potential new products, we establish strategic alliances with various companies. These strategic alliances often include the acquisition of marketable and nonmarketable equity investments or debt of companies developing technologies that complement or fall outside our research focus and include companies having the potential to generate new products through technology licensing and/or investments. Potential future payments may be due to certain collaborators achieving certain benchmarks as defined in the collaborative agreements. We also entered into product-specific collaborations to acquire development and marketing rights for products. See Note 8, “Leases, Commitments and Contingencies,” and Note 9, “Relationship with Roche and Related Party Transactions,” below for a discussion of our more significant collaborations.

Under FIN 46R, we are required to assess new business development collaborations as well as to, upon certain events, some of which are outside our control, reassess the accounting treatment of our existing business development collaborations based on the nature and extent of our financial interests as well as our ability to exercise influence in such collaborations. While this standard has not had any material effect on our financial results during 2005 and 2006, our continuing compliance may result in our consolidation of companies or related entities with which we have a collaborative arrangement and this may have a material effect on our financial condition and/or results of operation in future periods.

Cash and Cash Equivalents

We consider all highly liquid available-for-sale debt securities purchased with an original maturity of three months or less to be cash equivalents.

Inventories

Inventories are stated at the lower of cost or market value. Cost is determined using a weighted-average approach. If inventory costs exceed expected market value due to obsolescence or lack of demand, reserves are recorded for the difference between the cost and the estimated market value. These reserves are determined based on significant estimates. Inventories may include products awaiting regulatory approval or products manufactured at facilities awaiting regulatory approval and are capitalized based on management’s judgment of probable near term regulatory approval. In addition, inventories include employee stock-based compensation expenses capitalized under FAS 123R.

Investments in Marketable and Nonmarketable Securities

We invest in short-term and long-term marketable securities, primarily corporate notes, government agencies, preferred stock, asset-backed securities and municipal bonds. As part of our strategic alliance efforts, we may also invest in equity securities, dividend-bearing convertible preferred stock and interest-bearing debt of other biotechnology companies. Each of our equity investments represent less than a 13% ownership position in the collaborator company.

We classify marketable equity and debt securities into one of two categories: available-for-sale or trading. Trading securities are bought, held and sold with the objective of generating returns. We have established maximum amounts of our total investment portfolio that can be included in our trading portfolio, the majority of which is managed by investment management firms that operate within investment policy guidelines we provide. Trading securities are classified as short-term investments and are carried at estimated fair market value. Unrealized holding gains and losses on trading securities are included in “interest and other income (expense), net”. Debt securities and marketable equity securities not classified as trading are considered available-for-sale. These securities are carried at estimated fair value (see Note 4, “Investment Securities and Financial Instruments,” below) with unrealized gains and losses included in accumulated other comprehensive income in stockholders’ equity. Available-for-sale equity securities and available-for-sale debt securities with remaining maturities of greater than one year are classified as long-term.

If the estimated fair value of a security is below its carrying value, we evaluate whether we have the intent and ability to retain our investment for a period of time sufficient to allow for any anticipated recovery in market value and whether evidence indicating that the cost of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary. Some of the factors we consider in determining whether an impairment is other-than-temporary include, among other things, unfavorable clinical trial results and the diminished prospect for new products, failure to receive product approval from a regulatory body, the termination of a major collaborative relationship and the liquidity position and financing activities of the issuer. If the impairment is considered to be other-than-temporary, the security is written down to its estimated fair value. Other-than-temporary declines in estimated fair value of all marketable securities are charged to “interest and other income (expense), net.” The cost of all securities sold is based on the specific identification method. We recognized charges of $4 million in 2006, $5 million in 2005, and $12 million in 2004 related to other-than-temporary declines in the estimated fair values of certain of our marketable equity and debt securities.

Nonmarketable equity securities are carried at cost, less any write-downs for impairment. We periodically monitor the liquidity and financing activities of the respective issuers to determine if impairment write downs to our nonmarketable equity securities are necessary.

Derivative Instruments

We use derivatives to manage our market exposure to fluctuations in foreign currencies, U.S. interest rates and marketable equity investments. We record all derivatives on the balance sheet at estimated fair value. For derivative instruments that are designated and qualify as a fair value hedge (i.e., hedging the exposure to changes in the estimated fair value of an asset or a liability or an identified portion thereof that is attributable to a particular risk), the gain or loss on the derivative instrument, as well as the offsetting loss or gain on the hedged item attributable to the hedged risk, is recognized in current earnings during the period of the change in estimated fair values. For derivative instruments that are designated and qualify as a cash flow hedge (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The gain or loss on the derivative instruments in excess of the cumulative change in the present value of future cash flows of the hedged transaction, if any, is recognized in current earnings during the period of change. We do not use derivative instruments for speculative purposes. See Note 4, “Investment Securities and Financial Instruments — Derivative Financial Instruments,” below for further information on our accounting for derivatives.

Property, Plant and Equipment

The costs of buildings and equipment are depreciated using the straight-line method over the estimated useful lives of the assets, but not more than:

Useful Lives
Buildings	25 years
Certain manufacturing equipment	15 years
Other equipment	3 to 8 years
Leasehold improvements	length of applicable lease

Depreciation expense on biologics manufacturing facilities constructed or purchased begins once production activities have commenced at the facility, which is generally at the point at which qualification lots are being produced. The point at which depreciation is commenced best represents the point at which the asset is ready for its intended use, and generally precedes U.S. Food and Drug Administration (or “FDA”) licensure of the facility.

FDA Validation Costs

FDA validation costs are capitalized as part of the effort required to acquire and construct long-lived assets, including readying them for their intended use, and are amortized over the estimated useful life of the asset or the term of the lease, whichever is shorter, and charged to cost of sales. These costs are included in “other long-term assets” in the accompanying Consolidated Balance Sheets.

Goodwill and Other Intangible Assets

Goodwill represents the difference between the purchase price and the estimated fair value of the net assets acquired when accounted for by the purchase method of accounting and arises from Roche’s purchases of our Special Common Stock and push-down accounting (refer to the “Redemption of Our Special Common Stock” note above). In accordance with FAS 142, “Goodwill and Intangible Assets,” we do not amortize goodwill. Also in accordance with FAS 142, we perform an annual impairment test of goodwill every September at the Company level, which is the sole reporting unit, and have found no impairment. We will continue to evaluate our goodwill for impairment annually and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable.

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

Restricted Cash and Investments

We have entered into an arrangement with third-party insurance companies to post a bond in connection with the City of Hope trial judgment. As part of this arrangement, we were required to pledge cash and investments to secure this bond. We are periodically required to increase the surety bond to secure the accruing interest. As of December 31, 2006 and 2005, we held restricted cash and investments of $788 million and $735 million, respectively, related to the surety bond. These amounts are reflected in the Consolidated Balance Sheets in “restricted cash and investments.”

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

Accounting for Employee Stock-Based Compensation

On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (or “FAS 123R”), which supersedes our previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (or “APB 25”). FAS 123R requires the recognition of compensation expense, using a fair-value based method, for costs related to all share-based payments including stock options and stock issued under our employee stock purchase plan. FAS 123R requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. We adopted FAS 123R using the modified prospective transition method, which requires that compensation expense be recognized in the financial statements for all awards granted after the date of adoption as well as for existing awards for which the requisite service has not been rendered as of the date of adoption. The modified prospective transition method does not require restatement of prior periods to reflect the effect of FAS 123R.

In November 2005, the FASB issued FASB Staff Position No. 123R-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards.” We have adopted the simplified method to calculate the beginning balance of the additional paid-in-capital (or “APIC”) pool of the excess tax benefit, and to determine the subsequent effect on the APIC pool and Consolidated Statements of Cash Flows of the tax effects of employee stock-based compensation awards that were outstanding upon our adoption of FAS 123R.

Prior to the adoption of FAS 123R, we accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under FAS No. 123, “Accounting for Stock-Based Compensation” (or “FAS 123”). Under the intrinsic value method, no employee stock-based compensation expense had been recognized in our Consolidated Statements of Income for any period prior to our adoption of FAS 123R on January 1, 2006, as the exercise price of the stock options granted to employees and directors equaled the fair market value of the underlying stock at the date of grant. See Note 3, “Employee Stock-Based Compensation” for further discussion of employee stock-based compensation.

401(k) Plan and Other Postretirement Benefits

Our 401(k) Plan (or “the Plan”) covers substantially all of our employees. We match a portion of employee contributions, up to a maximum of 5% of each employee’s eligible compensation. Historically, the match was effective and fully vested at December 31 of each year. Effective October 1, 2006, the match is funded concurrently with a participant’s semi-monthly contribution to the Plan. Additionally, we annually contributed to every employee’s account 1% of his or her eligible compensation, regardless of whether the employee actively participates in the Plan. In the third quarter of 2006, we increased the contribution to 2% of the employee’s compensation, beginning with the 2006 annual contribution. We recorded expense of $68 million in 2006, $46 million in 2005, and $34 million in 2004 for our contributions under the Plan.

In addition, we provide certain postretirement benefits, primarily healthcare related, to employees who meet certain eligibility criteria. As of December 31, 2005, the accrued benefit costs and the accumulated benefit obligation related to these postretirement benefits were not material. In 2006, we adopted FAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (or “FAS 158”). FAS 158 requires companies to recognize the funded status of their postretirement benefit plan in the statement of financial position. As of December 31, 2006, our postretirement benefit plan was not funded. The accumulated postretirement benefit obligation was $21 million, of which $20 million is included in “litigation-related and other long-term liabilities” and $1 million is included in “other current liabilities” in the Consolidated Balance Sheets.

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

Effective with the consummation of the public offering of our common stock by Roche on October 26, 1999, we ceased to be a member of the consolidated federal income tax group (and certain consolidated or combined state and local income tax groups) of which Roche is the common parent. Accordingly, our tax sharing agreement with Roche now pertains only to the state and local tax returns in which we are consolidated or combined with Roche. We will continue to calculate our tax liability or refund with Roche for these state and local jurisdictions as if we were a stand-alone entity.

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

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations (in millions):

	2006	2005	2004
Numerator:
Net income	$2,113	$1,279	$785
Denominator:
Weighted-average shares outstanding used to compute basic earnings per share	1,053	1,055	1,055
Effect of dilutive stock options	20	26	24
Weighted-average shares outstanding and dilutive securities used to compute diluted earnings per share	1,073	1,081	1,079

Outstanding employee stock options to purchase approximately 24 million shares of our Common Stock for 2006 were excluded from the computation of diluted EPS because the effect would have been anti-dilutive. See Note 3, “Employee Stock-Based Compensation,” for information on option exercise prices and expiration dates.

Comprehensive Income

Comprehensive income is comprised of net income and other comprehensive income (or “OCI”). OCI includes certain changes in stockholders’ equity that are excluded from net income. Specifically, we include in OCI changes in the estimated fair value of derivatives designated as effective cash flow hedges and unrealized gains and losses on our available-for-sale securities. In accordance with our adoption of FAS 158 in 2006, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost have been recognized in other comprehensive income. Comprehensive income for the years ended December 31, 2006, 2005 and 2004 has been reflected in the Consolidated Statements of Stockholders’ Equity.

The components of accumulated other comprehensive income, net of taxes, at December 31, 2006 and 2005 were as follows (in millions):

	2006	2005
Net unrealized gains on securities available-for-sale	$214	$230
Net unrealized gains (losses) on cash flow hedges	(4)	23
Change in post-retirement benefit obligation	(6)	-
Accumulated other comprehensive income	$204	$253

The activity in OCI was as follows (in millions):

	2006	2005	2004
(Decrease) increase in unrealized gains on securities available-for-sale (net of tax: 2006-$(11); 2005-$(49); 2004-$7)	$(13)	$(74)	$10
Reclassification adjustment for net (gains) losses on securities available-for-sale included in net income (net of tax: 2006-$(2); 2005-$(1); 2004-$1)	(3)	(1)	1
(Decrease) increase in unrealized gains on cash flow hedges (net of tax: 2006-$(12); 2005-$32; 2004-($14))	(18)	48	(21)
Reclassification adjustment for net (gains) losses on cash flow hedges included in net income (net of tax: 2006-$(6); 2005-$(7); 2004-$3)	(9)	(11)	4
Change in post-retirement benefit obligation (net of tax: 2006-$(4))	(6)	-	-
Other comprehensive loss	$(49)	$(38)	$(6)

Note 3.	Employee Stock-Based Compensation

On January 1, 2006, we adopted FAS 123R, which supersedes our previous accounting under APB 25. FAS 123R requires the recognition of compensation expense, using a fair-value based method, for costs related to all share-based payments including stock options and stock issued under our employee stock purchase plan. Under FAS 123R, the value of the portion of the award that is ultimately expected to vest is recognized as expense on a straight-line basis over the requisite service periods in our Consolidated Statements of Income. Also, certain of these costs are capitalized into inventory on our Consolidated Balance Sheets, and generally will be recognized as an expense when the related products are estimated to be sold.

Employee Stock Plans

We currently have an employee stock purchase plan, adopted in 1991 and amended thereafter (or “the 1991 Plan”). The 1991 Plan allows eligible employees to purchase Common Stock at 85% of the lower of the fair market value of the Common Stock on the grant date or the fair market value on the purchase date. The offering period under the 1991 Plan is currently 15 months, and the purchase price is established during each new offering period. Purchases are limited to 15% of each employee’s eligible compensation and subject to certain Internal Revenue Service restrictions. In general, all of our regular full-time employees are eligible to participate in the 1991 Plan. Of the 52,400,000 shares of Common Stock reserved for issuance under the 1991 Plan, 47,022,857 shares have been issued as of December 31, 2006.

We currently grant options under the Genentech, Inc. 2004 Equity Incentive Plan, which allows for the granting of non-qualified stock options, incentive stock options and stock appreciation rights, restricted stock, performance units or performance shares to our employees, directors and consultants. Incentive stock options may only be granted to employees under this plan. Generally, stock options granted to employees have a maximum term of 10 years, and vest over a four year period from the date of grant; 25% vest at the end of one year, and 75% vest monthly over the remaining three years. We may grant options with different vesting terms from time to time. When an employee over the age of 65 retires, the portion of the option that would have vested in the 12-month period following the retirement date, if the retiree had remained an employee, automatically becomes fully vested. The expiration date of the exercisable portion of the option remains the original expiration date at the time the option was granted. Unless an employee’s termination of service is due to retirement, disability or death, upon termination of service, any unexercised vested options will be forfeited at the end of three months or the expiration of the option, whichever is earlier.

Adoption of FAS 123R

Employee stock-based compensation expense recognized in 2006 was calculated based on awards ultimately expected to vest and has been reduced for estimated forfeitures. FAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Employee stock-based compensation expense recognized under FAS 123R was as follows (in millions, except for per share data):

2006
Research and development	$140
Marketing, general and administrative	169
Total employee stock-based compensation expense	309
Tax benefit related to employee stock-based compensation expense	(127)
Net effect on net income	$182
Effect on earnings per share:
Basic	$0.17
Diluted	$0.17

As of December 31, 2006, total compensation cost related to unvested stock options not yet recognized was $839 million, which is expected to be allocated to expense and production costs over a weighted-average period of 28 months.

The carrying value of inventory on our Consolidated Balance Sheet as of December 31, 2006 includes employee stock-based compensation costs of $67 million. Substantially all of the products sold during 2006 were manufactured in previous periods when we did not include employee stock-based compensation expense in our production costs.

The following pro forma net income and EPS were determined as if we had accounted for employee stock-based compensation expense for our employee stock plans under the fair value method prescribed by FAS 123 in prior periods and had capitalized certain costs into inventory manufactured in those prior periods, with the resulting effect on cost of sales for 2006 when previously manufactured products were sold. (In millions, except for per share data):

2006
Net income as reported	$2,113
Deduct: Total employee stock-based compensation expense includable in cost of sales, net of related tax effects	(34)
Pro forma net income	$2,079
Earnings per share:
Basic-as reported	$2.01
Basic-pro forma	$1.97

Diluted-as reported	$1.97
Diluted-pro forma	$1.94

Pro Forma Information for Periods Prior to Adoption of FAS 123R

The following pro forma net income and EPS were determined as if we had accounted for employee stock-based compensation for our employee stock plans under the fair value method prescribed by FAS 123. (In millions, except for per share data):

	2005	2004
Net income as reported	$1,279	$785
Deduct: Total employee stock-based compensation expense determined under the fair value based method for all awards, net of related tax effects	(175)	(191)
Pro forma net income	$1,104	$594
Earnings per share:
Basic-as reported	$1.21	$0.74
Basic-pro forma	$1.05	$0.56

Diluted-as reported	$1.18	$0.73
Diluted-pro forma	$1.02	$0.54

Valuation Assumptions

The employee stock-based compensation expense recognized under FAS 123R and presented in the pro forma disclosure required under FAS 123 was determined using the Black-Scholes option valuation model. Option valuation models require the input of subjective assumptions and these assumptions can vary over time. The weighted-average assumptions used are as follows:

	2006	2005	2004
Risk-free interest rate	4.6%	4.2%	3.4%
Dividend yield	0.0%	0.0%	0.0%
Expected volatility	27.2%	29.3%	33.3%
Expected term (years)	4.6	4.2	4.3

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

Stock Option Activity

The following is a summary of option activity (shares in millions):

		Options Outstanding
	Shares Available for Grant	Number of Shares	Weighted-Average Exercise Price
December 31, 2003	41	96	$25.18
Grants	(21)	21	53.04
Exercises	-	(21)	20.81
Cancellations	2	(2)	29.92
Additional shares reserved(1)	80	-	-
December 31, 2004	102	94	32.32
Grants	(20)	20	84.01
Exercises	-	(29)	25.88
Cancellations	2	(2)	42.16
December 31, 2005	84	83	46.64
Grants	(17)	17	79.85
Exercises	-	(9)	30.42
Cancellations	3	(3)	62.09
December 31, 2006	70	88	$54.53
________________________
(1)	Additional shares have been reserved for issuance under the 2004 Equity Incentive Plan approved by stockholders on April 16, 2004.

The intrinsic value of options exercised during 2006, 2005, and 2004 was $500 million, $1,473 million, and $694 million, respectively. The estimated fair value of shares vested during 2006, 2005, and 2004 was $376 million, $276 million, and $305 million, respectively. The weighted-average estimated fair value of stock options granted during 2006, 2005, and 2004 was $24.95, $25.00, and $17.14 per option, respectively, based on the assumptions in the Black-Scholes valuation model discussed above.

The following table summarizes outstanding and exercisable options at December 31, 2006 (in millions, except exercise price data):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares Outstanding	Weighted-Average Remaining Contractual Life (in years)	Weighted-Average Exercise Price	Number of Shares Exercisable	Weighted-Average Remaining Contractual Life (in years)	Weighted-Average Exercise Price
$6.27 - $8.89	0.4	5.04	$7.62	0.4	5.04	$7.62
$10.00 - $14.35	11.2	4.86	$13.68	11.2	4.86	$13.68
$15.04 - $22.39	7.8	4.34	$20.85	7.8	4.33	$20.86
$22.88 - $33.00	0.2	4.49	$26.52	0.2	4.49	$26.52
$35.63 - $53.23	32.5	6.77	$46.85	21.5	6.43	$45.45
$53.95 - $75.90	1.4	7.79	$59.23	0.7	7.73	$58.39
$78.99 - $98.80	34.8	9.20	$82.94	5.6	8.73	$85.99
	88.3			47.4

At December 31, 2006, the aggregate intrinsic value of the outstanding options was $2,444 million and the aggregate intrinsic value of the exercisable options was $2,049 million.

Stock Repurchase Program

Under a stock repurchase program approved by our Board of Directors in December 2003 and most recently extended in April 2006, we are authorized to repurchase up to 100 million shares of our Common Stock for an aggregate amount of up to $6.0 billion through June 30, 2007. During 2006, we repurchased approximately 12 million shares at an aggregate cost of $996 million. Since the program’s inception, we have repurchased approximately 62 million shares at a total price of $4.4 billion. We intend to use the repurchased stock to offset dilution caused by the issuance of shares in connection with our employee stock plans and also to maintain Roche’s minimum percentage ownership interest in our stock. See Note 9, “Relationship with Roche and Related Party Transactions,” for further discussion about Roche’s minimum percentage ownership interest in our stock.

Note 4.	INVESTMENT SECURITIES AND FINANCIAL INSTRUMENTS

Investment Securities

Securities classified as trading and available-for-sale at December 31, 2006 and 2005 are summarized below (in millions). Estimated fair value is based on quoted market prices for these or similar investments.

December 31, 2006	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
TOTAL TRADING SECURITIES	$639	$12	$(10)	$641
SECURITIES AVAILABLE-FOR-SALE
Equity securities	$9	$354	$(3)	$360
Preferred stock	226	8	(3)	231
Debt securities maturing:
within 1 year	1,350	-	(1)	1,349
between 1-5 years	1,491	7	(3)	1,495
between 5-10 years	545	4	(7)	542
TOTAL SECURITIES AVAILABLE-FOR-SALE	$3,621	$373	$(17)	$3,977

December 31, 2005	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
TOTAL TRADING SECURITIES	$615	$11	$(14)	$612
SECURITIES AVAILABLE-FOR-SALE
Equity securities	$(3)	$381	$(3)	$375
Preferred stock	201	8	(3)	206
Debt securities maturing:
within 1 year	1,617	-	(1)	1,616
between 1-5 years	1,195	4	(4)	1,195
between 5-10 years	467	7	(5)	469
TOTAL SECURITIES AVAILABLE-FOR-SALE	$3,477	$400	$(16)	$3,861

The gain or loss on derivative instruments designated as fair value hedges, as well as the offsetting loss or gain on the corresponding hedged marketable equity investment, is recognized currently in earnings. As a result, the cost basis of our equity securities in the table above includes adjustments related to gains and losses on fair value hedges.

Unrealized loss positions for which other-than-temporary impairments have not been recognized at December 31, 2006 and 2005, are summarized below (in millions):

	Less Than 12 Months		12 Months or Greater		Total
December 31, 2006	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Equity securities	$9	$(3)	$-	$-	$9	$(3)
Preferred stock	34	(1)	53	(2)	87	(3)
Debt securities	470	(1)	490	(10)	960	(11)
Total	$513	$(5)	$543	$(12)	$1,056	$(17)

	Less Than 12 Months		12 Months or Greater		Total
December 31, 2005	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Equity securities	$7	$(3)	$-	$-	$7	$(3)
Preferred stock	33	(1)	41	(2)	74	(3)
Debt securities	846	(5)	221	(5)	1,067	(10)
Total	$886	$(9)	$262	$(7)	$1,148	$(16)

Unrealized losses in the portfolio relate to various debt securities, including corporate bonds, U.S. government agency bonds, municipal bonds and asset-backed securities, and investment-grade preferred securities. For these securities, the unrealized losses are primarily due to increases in interest rates. Because we have the ability and intent to hold these investments until a forecasted recovery of fair value, which may be maturity or call date, we do not consider these investments to be other-than-temporarily impaired as of December 31, 2006. See Note 2, “Summary of Significant Accounting Policies — Investments in Marketable and Nonmarketable Securities,” for further discussion of the criteria used to determine impairment of our equity securities.

The carrying amount, which approximates fair value, of all cash, cash equivalents and investment securities held at December 31, 2006 and 2005 (see sections “Cash and Cash Equivalents” and “Investments in Marketable and Nonmarketable Securities” in Note 2, “Summary of Significant Accounting Policies”) is summarized below (in millions):

Security	2006	2005
Cash	$495	$76
Cash equivalents	755	1,149
Total cash and cash equivalents	$1,250	$1,225

Trading securities	$641	$612
Securities available-for-sale maturing within one year	371	322
Preferred stock	231	206
Total short-term investments	$1,243	$1,140

Securities available-for-sale maturing after one year	$1,472	$1,074
Equity securities	360	375
Total long-term marketable debt and equity securities	$1,832	$1,449

Cash	$-	$1
Securities available-for-sale maturing within one year	223	144
Securities available-for-sale maturing between 1-10 years	565	590
Total restricted cash and investments	$788	$735

In 2006, proceeds from the sales and maturities of available-for-sale securities totaled $613 million and gross realized gains totaled $61 million. In 2005, proceeds from the sales and maturities of available-for-sale securities totaled $722 million; gross realized gains totaled $9 million and gross realized losses totaled $3 million. In 2004, proceeds from the sales and maturities of available-for-sale securities totaled $1,149 million; gross realized gains totaled $13 million and gross realized losses totaled $2 million.

Net change in unrealized holding (losses) gains on trading securities included in net income totaled $5 million in 2006, ($22) million in 2005, and ($18) million in 2004.

The marketable debt securities we hold are issued by a diversified selection of corporate and financial institutions with strong credit ratings. Our investment policy limits the amount of credit exposure with any one institution. Other than asset-backed and mortgage-backed securities, these debt securities are generally not collateralized. In 2006, 2005, and 2004, there were no charges for credit impairment on marketable debt securities.

Our nonmarketable investment securities were based upon cost less write-downs for impairments, which approximates fair value. Our nonmarketable investment securities were $33 million at December 31, 2006 and $29 million at December 31, 2005, and are classified as “other long-term assets” on our Consolidated Balance Sheets.

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

During the years ended December 31, 2006, 2005, and 2004, we had no ineffectiveness with respect to our foreign currency hedging instruments. Gains and losses related to option and forward contracts that hedge future cash flows are classified in the same manner as the underlying hedged transaction in the Consolidated Statements of Income.

At December 31, 2006, net losses on derivative instruments expected to be reclassified from accumulated other comprehensive income to earnings during the next twelve months due to the receipt of the related net revenues denominated in foreign currencies were $9 million.

Interest Rate Swaps

In July 2005, we entered into a series of interest-rate swap agreements with a total notional value of $500 million to protect the 4.40% Senior Notes due 2010 against changes in estimated fair value due to changes in U.S. interest rates. In these swaps, we pay a floating rate and receive a fixed rate that matches the coupon rate of the 5 year Notes due in 2010. See also Note 7, “Long-Term Debt” below.

Equity Instruments

Our marketable equity securities portfolio consists primarily of investments in biotechnology companies whose risk of market fluctuations is greater than the stock market in general. To manage a portion of this risk, we enter into derivative instruments such as zero-cost collar instruments and equity forward contracts to hedge equity securities against changes in market value. We have zero-cost collars that expire in 2007 and may require settlement in equity securities. A zero-cost collar is a purchased put option and a written call option on a specific equity security such that the cost of the purchased put and the proceeds of the written call offset each other; therefore, there is no initial cost or cash outflow for these instruments. At December 31, 2006, our zero-cost collars were designated and qualified as cash flow hedges.

As part of our fair value hedging strategy, we have also entered into equity forward contracts that mature in 2008 through 2009. An equity forward is a derivative instrument where we pay the counterparty the total return of the security above the current spot price and receive interest income on the notional amount for the term of the equity forward. A forward contract is a derivative instrument where we lock-in the termination price we receive from the sale of stock based on a pre-determined spot price. The forward contract protects us from a decline in the market value of the security below the spot price and limits our potential benefit from an increase in the market value of the security above the spot price. Throughout the life of the contract, we receive interest income based on the notional amount and a floating-rate index.

During the years ended December 31, 2006, 2005, and 2004, we had no ineffectiveness with respect to our equity hedging instruments. Gains and losses related to zero-cost collar instruments that hedge future cash flows are recorded against the gains or losses from the sale of the underlying hedged marketable equity investment in the Consolidated Statements of Income.

At December 31, 2006, net gains on derivative instruments expected to be reclassified from accumulated other comprehensive income to earnings during the next twelve months due to the cash receipt from the sales of the underlying equity instruments were $4 million.

As part of our hedging transactions, we have entered, and may in the future enter, into security lending agreements with our counterparties. For an equity forward contract, in exchange for lending the hedged shares to the counterparty, we receive additional interest income throughout the life of the agreement based on the notional amount and a floating-rate index. For an equity collar, the benefit is embedded in the call strike price. The total estimated fair value of the securities lent under these agreements was $145 million at December 31, 2006 and $138 million at December 31, 2005.

Estimated Fair Value

The estimated fair value of the foreign exchange options and forwards was based on the forward exchange rates as of December 31, 2006 and 2005. The estimated fair value of the equity forward contracts and zero-cost collar instruments was determined based on the closing market prices of the underlying securities at each year-end. The estimated fair value of our interest rate swap agreements was based on forward interest rates at each year-end. The table below summarizes the estimated fair value, which is also the carrying value, of our financial instruments at December 31, 2006 and 2005 (in millions):

	2006	2005
Assets:
Foreign exchange forward contracts	$-	$5
Foreign exchange options	1	38
Equity forwards	47	58
Equity collars	4	15
Liabilities:
Foreign exchange forwards contracts	3	-
Interest rate swap agreements	12	10

The financial instruments we hold are entered into with a diversified selection of institutions with strong credit ratings, which minimizes the risk of loss due to nonpayment from the counterparty. Credit exposure is limited to the unrealized gains on our contracts. We have not experienced any material losses due to credit impairment of our financial instruments.

Note 5.	CONSOLIDATED FINANCIAL STATEMENT DETAIL

Inventories

Inventories at December 31 are summarized below (in millions):

	2006	2005
Raw materials and supplies	$116	$79
Work in process	818	438
Finished goods	244	186
Total	$1,178	$703

Included in work in process at December 31, 2006 are approximately $69 million of Avastin inventories that were manufactured at our Oceanside facility, at which we are awaiting FDA licensure, and $24 million of Rituxan and Avastin inventories that were manufactured through manufacturing processes awaiting regulatory licensure.

Property, Plant and Equipment

Property, plant and equipment balances at December 31 are summarized below (in millions):

	2006	2005
At cost:
Land	$399	$376
Land improvements	38	43
Buildings	1,712	1,399
Equipment	1,953	1,614
Leasehold improvements	146	60
Construction-in-progress	1,291	965
	5,539	4,457
Less: accumulated depreciation and amortization	1,366	1,108
Net property, plant and equipment	$4,173	$3,349

On December 8, 2006, we completed the sale of all of the outstanding capital stock of our wholly owned subsidiary, Genentech España, to Lonza Group, Inc. The assets of Genentech España at the time of the sale consisted of a manufacturing facility located in Porriño, Spain, cash, accounts receivable and certain liabilities. The net book value of the assets sold were approximately $159 million, resulting in a loss on sale of approximately $13 million, which has been included in our MG&A expenses in 2006. Our total consideration received from the sale consisted of cash of $11 million, a non-interest bearing, unsecured note, and other receivables, which had a present value of $135 million at the close of the sale. The net assets disposed of consisted of $153 million in property, plant and equipment, $13 million of other assets and $7 million of other liabilities.

In November 2006, we entered into a series of agreements with Lonza Group Ltd (or “Lonza”), including a supply agreement to purchase product produced by Lonza at their Singapore manufacturing facility, which is currently under construction. For accounting purposes, due to the nature of the supply agreement and our involvement with the construction of the buildings, we are considered to be the owner of the assets during the construction period, even though the funds to construct the building shell and some infrastructure costs are paid by Lonza. As such, during 2006, we capitalized $20 million in construction-in-progress and have also recognized a corresponding amount as a construction financing obligation in “long-term debt” in the accompanying Consolidated Balance Sheets.

Included in construction-in-progress at December 31, 2006 and 2005 are $355 million and $94 million, respectively, in capitalized costs pursuant to our Master Lease Agreement with Slough SSF, LLC (or “Slough”) for the construction of buildings in South San Francisco, California. See Note 8, “Leases, Commitments and Contingencies,” for further discussion of the Slough Master Lease Agreement.

In June 2005, we acquired Biogen Idec’s Oceanside, California biologics manufacturing facility (or “Oceanside plant”) for $408 million in cash plus $9 million in closing costs. The purchase price allocation for this acquisition was as follows: land and land improvements of $42 million, building of $110 million, equipment of $37 million and construction-in-progress (or “CIP”) of $228 million. These assets were included in CIP at December 31, 2005 as we continued to expend efforts to ready the facility for its intended use. We began to produce qualification lots at the plant during the second quarter of 2006, at which time the related assets were transferred to the appropriate property, plant and equipment categories and we began to depreciate the plant assets. We expect FDA licensure of our Oceanside plant during the first half of 2007, following which we will be able to commercially sell products manufactured at the facility.

Depreciation expense was $279 million in 2006, $226 million in 2005, and $171 million in 2004.

Other Accrued Liabilities

Other accrued liabilities at December 31 are as follows (in millions):

	2006	2005
Accrued compensation	$385	$253
Accrued royalties	224	161
Accrued clinical and other studies (including to related parties: 2006-$67; 2005-$77)	218	221
Accrued marketing and promotion costs	155	161
Taxes payable	258	62
Accrued collaborations (including to a related party: 2006-$53; 2005-$42)	291	228
Other (including to related parties: 2006-$16; 2005-$13)	218	191
Total other accrued liabilities	$1,749	$1,277

Interest and Other Income (Expense), Net

Interest and other income (expense), net for the years ended December 31 are as follows (in millions):

	2006	2005	2004
Gains on sales of biotechnology equity securities, net	$93	$9	$13
Write-downs of biotechnology debt, equity securities and other	(4)	(10)	(12)
Interest income	230	143	90
Other miscellaneous income	6	-	-
Total interest and other income (expense), net	$325	$142	$91

Note 6.	OTHER INTANGIBLE ASSETS

The components of our other intangible assets including those arising from the Redemption and push-down accounting at December 31 are as follows (in millions):

	2006			2005
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed product technology	$1,194	$1,003	$191	$1,194	$926	$268
Core technology	444	393	51	444	372	72
Tradenames	144	91	53	144	84	60
Patents	197	78	119	167	64	103
Other intangible assets	98	36	62	122	51	71
Total	$2,077	$1,601	$476	$2,071	$1,497	$574

Amortization expense of our other intangible assets is as follows (in millions):

	2006	2005	2004
Acquisition-related intangible assets amortization	$105	$123	$145
Patents amortization	13	11	9
Other intangible assets amortization	10	10	28
Total amortization expense	$128	$144	$182

Included in amortization expense in 2004 is a $19 million charge to MG&A expense related to the unamortized portion of a license fee that was paid to Alkermes, Inc. in 2000 upon FDA approval of Nutropin Depot. This license fee was being amortized over a 10 year estimated life and such expense was included in MG&A expense. Our decision to discontinue commercialization of Nutropin Depot resulted in an impairment to this license, as we did not anticipate any significant future cash flows attributable to this license.

The expected future annual amortization expense of our other intangible assets is as follows (in millions):

For the Year Ending December 31,
2007	$129
2008	127
2009	78
2010	28
2011	26
Thereafter	88
Total expected future annual amortization	$476

Note 7.	LONG-TERM DEBT

On July 18, 2005, we completed a private placement of the following debt instruments: $500 million principal amount of 4.40% Senior Notes due 2010, $1.0 billion principal amount of 4.75% Senior Notes due 2015 and $500 million principal amount of 5.25% Senior Notes due 2035 (collectively, the “Notes”). Interest on each series of the Notes is payable on January 15 and July 15 of each year, beginning on January 15, 2006. Net proceeds resulting from issuance of the Notes, after debt discount and issuance costs, were approximately $1.99 billion. The Notes contain certain restrictive covenants on incurring property liens and entering into sale and lease-back transactions, all of which we were in compliance with at December 31, 2006. Interest expense related to the debt issuance, net of amounts capitalized of $27 million in 2006 and $2 million in 2005, was $69 million for 2006 and $41 million for 2005. As of December 31, 2006, the future minimum principal payments under the Notes are as follows (in millions):

2010	$500
2011	-
Thereafter	1,500
Total	$2,000

At December 31, 2006 and 2005, the carrying value of the Notes was $2.0 billion, and the estimated fair value was $1.91 billion and $1.95 billion, respectively. The fair value of debt was estimated based on the then current rates offered to us for debt instruments with the same remaining maturities. In July 2005, we entered into a series of interest rate swap agreements, which reduced the debt obligation by the fair value of the interest rate swap by $12 million and $10 million at December 31, 2006 and 2005, respectively. See “Derivative Financial Instruments” in Note 4, “Investment Securities and Financial Instruments” for further discussion of the interest rate swaps.

Long-term debt at December 31, 2006 and 2005 included $216 million and $94 million, respectively, in construction in progress financing obligations related to our agreements with Slough and Lonza. See Note 5, “Consolidated Financial Statement Detail,” for further discussion of the Lonza agreements, and Note 8, “Leases, Commitments and Contingencies,” for further discussion of the Slough Master Lease Agreement.

Note 8.	LEASES, COMMITMENTS AND CONTINGENCIES

Leases

We lease various real properties under operating leases that generally require us to pay taxes, insurance, maintenance and minimum lease payments. Some of our leases have options to renew.

In December 2004, we entered into a Master Lease Agreement with Slough SSF, LLC for the lease of property adjacent to our South San Francisco campus. The property is being developed into eight buildings and two parking structures. The lease of the property is taking place in two phases pursuant to separate lease agreements for each building as contemplated by the Master Lease Agreement. Phase I building leases began in 2006 and Phase II building leases begin in 2007 and 2008. For accounting purposes, due to the nature of our involvement with the construction of the buildings subject to the Master Lease Agreement, we are considered to be the owner of the assets during the construction period through the lease commencement date, even though the funds to construct the building shell and some infrastructure costs are paid by the lessor. As such, as of December 31, 2006, we have capitalized $205 million of construction costs, including capitalized interest, in property, plant and equipment, excluding approximately $150 million in leasehold improvements that we have installed at the property to date. We have recognized $198 million as a construction financing obligation, which is primarily included in “long-term debt” in the accompanying Consolidated Balance Sheets. As of December 31, 2005, we had capitalized $94 million of construction costs in property, plant and equipment and recognized the same amount as a construction financing obligation in “long-term debt” in the accompanying Consolidated Balance Sheets. Concurrent with the commencement of the rental period, during the third quarter of 2006, we began repayment of the construction financing obligation. We expect at the time of completion of the project, if all the buildings and infrastructure were completed by the lessor, our construction asset and related obligation may be as much as $365 million, excluding costs related to leasehold improvements.

During the third quarter of 2005, we paid $160 million to exercise our right to purchase a research facility in South San Francisco, California, which was subject to a synthetic lease with BNP Paribas Leasing Corporation (or “BNP”). As a result, the value of the property in South San Francisco was included in the accompanying Consolidated Balance Sheets at December 31, 2005. Prior to the purchase of this facility, we evaluated our accounting for this lease under the provisions of FASB Interpretation No. 46R (or “FIN 46R”), a revision to Interpretation 46, “Consolidation of Variable Interest Entities,” and determined we were not required to consolidate either the leasing entity or the specific assets leased under the BNP lease.

During the third quarter of 2005, we paid $425 million to extinguish the debt and acquire the noncontrolling interest related to a synthetic lease obligation on our manufacturing plant in Vacaville, California. Prior to the extinguishment of the debt, we were required to consolidate the entity from which we leased the Vacaville facility as it qualified as a variable interest entity (or “VIE”) under the provisions of FIN 46R and because we were determined to be the primary beneficiary of the VIE as we absorb the majority of the entity’s expected losses.

Future minimum lease payments under all leases, exclusive of the residual value guarantees and executory costs at December 31, 2006 are as follows (in millions). These minimum lease payments were computed based on interest rates current at that time, which are subject to fluctuations in certain market-based interest rates:

	2007	2008	2009	2010	2011	Thereafter	Total
Operating leases	$23	$24	$23	$22	$22	$99	$213
Slough leases	19	31	36	37	38	380	541
Total	$42	$55	$59	$59	$60	$479	$754

Rental expenses for our operating leases were $33 million in 2006, $19 million in 2005, and $12 million in 2004.

Commitments

On December 8, 2006 Lonza purchased all the outstanding shares of Genentech España, our wholly-owned subsidiary, including the FDA-licensed Porriño facility which is currently dedicated to the production of Avastin. Under a concurrent supply agreement we are committed to purchase a specified number of batches of bulk Avastin produced at Porriño by Lonza at a projected total cost of approximately $138 million through December 31, 2009. We also entered into a supply agreement with Lonza for the manufacture of certain of our products at Lonza’s facility under construction in Singapore, which is currently expected to receive FDA licensure in 2010. We are committed to fund the pre-commissioning production qualification costs at that facility, and, upon FDA licensure, we are committed to purchase 100 percent of products successfully manufactured at that facility for a period of three years after commissioning of the facility. The total estimated cost of these pre- and post-commissioning commitments is approximately $440 million. We also received an exclusive option to purchase the Lonza Singapore facility during the period from 2007 up to one year after FDA licensure for a purchase price of $290 million. Regardless of whether the purchase option is exercised, we will be obligated to make a milestone payment of approximately $70 million if certain performance milestones are met in connection with the construction of the facility.

In addition, we entered into a loan agreement with Lonza to advance up to $290 million to Lonza for the construction of the Singapore facility, subject to certain mutually acceptable conditions of securitization, and approximately $9 million for a related land lease option, the majority of which is not expected to be advanced until 2008. If we exercise our option to purchase the facility, any outstanding advances may be offset against the purchase price. If we do not exercise our purchase option then the advances will be offset against supply purchases.

In November 2006, we also amended the December 2003 non-exclusive long-term manufacturing agreement with Lonza Biologics, a subsidiary of Lonza, under which Lonza Biologics will manufacture commercial quantities of Rituxan for us for approximately $180 million through 2008 at their manufacturing plant in Portsmouth, New Hampshire. This amendment reduces the number of successful batches that Lonza Biologics is obligated to produce and which we are obligated to purchase.

In September 2004, we entered into a non-exclusive long-term manufacturing agreement for the production of Herceptin bulk product with Wyeth Pharmaceuticals, a division of Wyeth, (or “Wyeth”). Under this agreement, Wyeth will manufacture Herceptin bulk product for us for approximately $251 million through 2009 at their production facility in Andover, Massachusetts. In the third quarter of 2006, the FDA approved the manufacture of Herceptin bulk product at Wyeth’s facility.

On November 9, 2006 we and Tanox Inc. announced that we entered into an agreement to acquire Tanox, a biotechnology company specializing in the discovery and development of biotherapeutics based on monoclonal antibody technology, for $20 per share for a total cash value of approximately $0.9 billion. We and Tanox have been working together in collaboration with Novartis since 1996 to develop and commercialize Xolair. The terms of the acquisition have been unanimously approved by the Boards of Directors of both companies and approved by the stockholders of Tanox. We received a request for additional information from the U.S. Federal Trade Commission (or “second request”) in connection with the proposed acquisition. The second request extends the waiting period imposed by the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (or “Hart-Scott-Rodino Act”). The transaction is expected to be completed within the first half of 2007, subject to satisfaction of certain closing conditions, including the absence of a material adverse effect with respect to Tanox and the expiration or termination of the waiting period under the Hart-Scott-Rodino Act. Funds will be provided from Genentech’s cash on hand at the time of closing. We are currently evaluating the effects of the acquisition on our results of operations and financial condition and expect that if the transaction closes a substantial portion of the purchase price will be expensed as in-process R&D.

Contingencies

We are a party to various legal proceedings, including patent infringement litigation and licensing and contract disputes, and other matters.

On October 4, 2004, we received a subpoena from the U.S. Department of Justice, requesting documents related to the promotion of Rituxan, a prescription treatment now approved for five indications:  (1) the treatment of relapsed or refractory, low-grade or follicular, CD20-positive, B-cell non-Hodgkin’s lymphoma, (2) the first-line treatment of diffuse large B-cell, CD20-positive, non-Hodgkin’s lymphoma in combination with CHOP (cyclophosphamide, doxorubicin, vincristine and prednisone) or other anthracycline-based chemotherapy regimens (approved on February 10, 2006), (3) the first-line treatment of previously untreated patients with follicular, CD20-positive, B-cell non-Hodgkin’s lymphoma in combination with cyclophosphamide, vincristine, prednisone (or “CVP”) chemotherapy (approved September 29, 2006), (4) the treatment of low-grade, CD20-positive, B-cell non-Hodgkin’s lymphoma in patients with stable disease or who achieve a partial or complete response following first-line treatment with CVP chemotherapy (approved on September 29, 2006), and (5) for use in combination with methotrexate to reduce signs and symptoms in adult patients with moderately- to severely- active rheumatoid arthritis who have had an inadequate response to one or more tumor necrosis factor antagonist therapies (approved on February 28, 2006). We are cooperating with the associated investigation, which we have been advised is both civil and criminal in nature. The government has called and will likely continue to call former and current Genentech employees to appear before a grand jury in connection with this investigation. The outcome of this matter cannot be determined at this time.

On July 29, 2005, a former Genentech employee, whose employment ended in April 2005, filed a qui tam complaint under seal in the United States District Court for the District of Maine against Genentech and Biogen Idec, alleging violations of the False Claims Act and retaliatory discharge of employment. On December 20, 2005, the United States filed notice of its election to decline intervention in the lawsuit. The complaint was subsequently unsealed and we were served on January 5, 2006. Genentech filed a motion to dismiss the complaint and on December 14, 2006, the Magistrate Judge assigned to the case issued a Recommended Decision on that motion, which is subject to review by the District Court Judge. The Magistrate Judge recommended that the False Claims Act portion of the complaint be dismissed, leaving as the only remaining claim against Genentech the plaintiff’s retaliatory discharge claim. Plaintiff, Biogen Idec, and Genentech each subsequently filed objections with the District Court Judge concerning certain aspects of the Magistrate Judge’s Recommended Decision. We are awaiting the District Court’s decision on the Recommended Decision and the objections. The outcome of this matter cannot be determined at this time.

We and the City of Hope National Medical Center (or “COH”) are parties to a 1976 agreement relating to work conducted by two COH employees, Arthur Riggs and Keiichi Itakura, and patents that resulted from that work, which are referred to as the “Riggs/Itakura Patents.” Since that time, we have entered into license agreements with various companies to make, use and sell the products covered by the Riggs/Itakura Patents. On August 13, 1999, the COH filed a complaint against us in the Superior Court in Los Angeles County, California, alleging that we owe royalties to the COH in connection with these license agreements, as well as product license agreements that involve the grant of licenses under the Riggs/Itakura Patents. On June 10, 2002, a jury voted to award the COH approximately $300 million in compensatory damages. On June 24, 2002, a jury voted to award the COH an additional $200 million in punitive damages. Such amounts were accrued as an expense in the second quarter of 2002 and are included in the accompanying Consolidated Balance Sheets in “litigation-related and other long-term liabilities” at December 31, 2006 and December 31, 2005. We filed a notice of appeal of the verdict and damages awards with the California Court of Appeal. On October 21, 2004, the California Court of Appeal affirmed the verdict and damages awards in all respects. On November 22, 2004, the California Court of Appeal modified its opinion without changing the verdict and denied Genentech’s request for rehearing. On November 24, 2004, we filed a petition seeking review by the California Supreme Court. On February 2, 2005, the California Supreme Court granted that petition. The appeal to the California Supreme Court has been fully briefed and we are waiting to be assigned an oral argument date. The amount of cash paid, if any, or the timing of such payment in connection with the COH matter will depend on the outcome of the California Supreme Court’s review of the matter, however, it may take longer than one year to resolve the matter.

We recorded accrued interest and bond costs of $54 million in 2006 and 2005 related to the COH trial judgment. In conjunction with the COH judgment, we posted a surety bond and were required to pledge cash and investments of $735 million at December 31, 2005 to secure the bond. During the third quarter of 2006, COH requested that we increase the surety bond value by $50 million to secure the accruing interest, and we correspondingly increased the pledge amount to secure the bond by $53 million to $788 million. These amounts are reflected in “restricted cash and investments” in the accompanying Consolidated Balance Sheets. We expect that we will continue to incur interest charges on the judgment and service fees on the surety bond each quarter through the process of appealing the COH trial results.

On April 11, 2003, MedImmune, Inc. (or “MedImmune”) filed a lawsuit against Genentech, COH, and Celltech R & D Ltd. in the U.S. District Court for the Central District of California (Los Angeles). The lawsuit relates to U.S. Patent No. 6,331,415 (or “the ‘415 patent” or “Cabilly patent”) that we co-own with COH and under which MedImmune and other companies have been licensed and are paying royalties to us. The lawsuit includes claims for violation of antitrust, patent, and unfair competition laws. MedImmune is seeking a ruling that the ‘415 patent is invalid and/or unenforceable, a determination that MedImmune does not owe royalties under the ‘415 patent on sales of its Synagis® antibody product, an injunction to prevent us from enforcing the ‘415 patent, an award of actual and exemplary damages, and other relief. On January 14, 2004 (amending a December 23, 2003 Order), the U.S. District Court granted summary judgment in our favor on all of MedImmune’s antitrust and unfair competition claims. On April 23, 2004, the District Court granted our motion to dismiss all remaining claims in the case. On October 18, 2005, the U.S. Court of Appeals for the Federal Circuit affirmed the judgment of the District Court in all respects. MedImmune filed a petition for certiorari with the United States Supreme Court on November 10, 2005, seeking review of the decision to dismiss certain of its claims. The Supreme Court granted MedImmune’s petition and the oral argument of this case before the Supreme Court occurred on October 4, 2006. On January 9, 2007, the Supreme Court issued a decision reversing the Federal Circuit’s decision and remanding the case to the lower courts for further proceedings in connection with the patent and contract claims. The outcome of this matter cannot be determined at this time.

On May 13, 2005, a request was filed by a third party for reexamination of the ‘415 or Cabilly patent. The request sought reexamination on the basis of non-statutory double patenting over U.S. Patent No. 4,816,567. On July 7, 2005, the U.S. Patent Office ordered reexamination of the ‘415 patent. On September 13, 2005, the Patent Office mailed an initial non-final Office action rejecting the claims of the ‘415 patent. We filed our response to the Office action on November 25, 2005. On December 23, 2005, a second request for reexamination of the ‘415 patent was filed by another third party, and on January 23, 2006, the Patent Office granted that request. On June 6, 2006, the two reexaminations were merged into one proceeding. On August 16, 2006, the Patent Office mailed a non-final Office action in the merged proceeding, rejecting the claims of the ‘415 patent based on issues raised in the two reexamination requests. We filed our response to the Office action on October 30, 2006. On February 16, 2007, the Patent Office mailed a final Office action rejecting all thirty-six claims of the ‘415 patent. We intend to respond to the final Office action, and, if necessary, appeal the decision. The ‘415 patent, which expires in 2018, relates to methods we and others use to make certain antibodies or antibody fragments, as well as cells and DNA used in these methods. We have licensed the ‘415 patent to other companies and derive significant royalties from those licenses. The claims of the ‘415 patent remain valid and enforceable throughout the reexamination and appeals process. Because the above-described proceeding is ongoing, the outcome of this matter cannot be determined at this time.

In 2006, we made development decisions involving our humanized anti-CD20 program. Our collaborator, Biogen Idec, disagrees with certain of our development decisions under our 2003 collaboration agreement with Biogen Idec relating to humanized anti-CD20 products. We believe that we are permitted under the agreement to proceed with further trials of certain humanized anti-CD20 antibodies, and Biogen Idec disagrees with our position. We continue to pursue a resolution of our differences, and the disputed issues have been submitted to arbitration. In the arbitration, Biogen Idec has filed motions for a preliminary injunction and summary judgment seeking to stop us from proceeding with certain development activities, including planned clinical trials. A hearing on the motion for a preliminary injunction was held on January 30, 2007 and we are waiting on a decision by the arbitrators on that motion. Briefing relating to the motion for summary judgment is ongoing. Resolution of the arbitration could require that both parties agree to certain development decisions before moving forward with humanized anti-CD20 antibody clinical trials, in which case we may have to alter or cancel planned trials in order to obtain Biogen Idec’s approval. The final outcome of this matter cannot be determined at this time.

On March 24, 2004, Dr. Kourosh Dastgheib filed a lawsuit against Genentech in the U.S. District Court for the Eastern District of Pennsylvania. The lawsuit stems from Dastgheib’s claim that, based on a purported relationship with Genentech in the mid-1990’s, he is entitled to profits or proceeds from Genentech’s Lucentis product. Dastgheib has asserted multiple claims for monetary damages, including a claim under an unjust enrichment theory that he is entitled to the entire net present value of projected Lucentis sales, which he claims is between approximately $1.4 billion and $4.1 billion. On November 8, 2006, a unanimous jury ruled against Dastgheib and in favor of Genentech on all claims, and final judgment was entered in Genentech’s favor. On January 30, 2007, Dastgheib’s motion for a new trial was denied in its entirety.  Because Dastgheib may still seek to appeal the judgment to the court of appeals, the final outcome of this matter cannot be determined at this time.

Note 9.	RELATIONSHIP WITH ROCHE AND RELATED PARTY TRANSACTIONS

Licensing Agreements

We have a July 1999 amended and restated licensing and marketing agreement with F. Hoffmann-La Roche (or “Hoffmann-La Roche”) and its affiliates granting an option to license, use and sell our products in non-U.S. markets. The major provisions of that agreement include the following:

•	Hoffmann-La Roche’s option expires in 2015;

•
Hoffmann-La Roche may exercise its option to license our products upon the occurrence of any of the following: (1) our decision to file an Investigational New Drug Application (or “IND”) for a product, (2) completion of the first Phase II trial for a product or (3) if Hoffmann-La Roche previously paid us a fee of $10 million to extend its option on a product, completion of a Phase III trial for that product;

•
if Hoffmann-La Roche exercises its option to license a product, it has agreed to reimburse Genentech for development costs as follows: (1) if exercise occurs at the time of our decision to file an IND is filed, Hoffmann-La Roche will pay 50% of development costs incurred prior to the filing and 50% of development costs subsequently incurred, (2) if exercise occurs at the completion of the first Phase II trial, Hoffmann-La Roche will pay 50% of development costs incurred through completion of the trial, 75% of development costs subsequently incurred for the initial indications, and 50% of subsequent development costs for new indications, formulations or dosing schedules, (3) if the exercise occurs at the completion of a Phase III trial, Hoffmann-La Roche will pay 50% of development costs incurred through completion of Phase II, 75% of development costs incurred through completion of Phase III, and 75% of development costs subsequently incurred, and $5 million of the option extension fee paid by Hoffmann-La Roche to preserve its right to exercise its option at the completion of a Phase III trial will be credited against the total development costs payable to Genentech upon the exercise of the option, and (4) each of Genentech and Hoffmann-La Roche have the right to “opt-out” of developing an additional indication for a product for which Hoffmann-La Roche exercised its option, and would not share the costs or benefits of the additional indication, but could “opt-back-in” within 30 days of decision to file for approval of the indication by paying twice what they would have owed for development of the indication if they had not opted out;

•
we agreed, in general, to manufacture for and supply to Hoffmann-La Roche its clinical requirements of our products at cost, and its commercial requirements at cost plus a margin of 20%; however, Hoffmann-La Roche will have the right to manufacture our products under certain circumstances;

•
Hoffmann-La Roche has agreed to pay, for each product for which Hoffmann-La Roche exercises its option upon either a decision to file an IND or completion of the first Phase II trial, a royalty of 12.5% on the first $100 million on its aggregate sales of that product and thereafter a royalty of 15% on its aggregate sales of that product in excess of $100 million until the later in each country of the expiration of our last relevant patent or 25 years from the first commercial introduction of that product; and

•
Hoffmann-La Roche will pay, for each product for which Hoffmann-La Roche exercises its option after completion of a Phase III trial, a royalty of 15% on its sales of that product until the later in each country of the expiration of our last relevant patent or 25 years from the first commercial introduction of that product; however, $5 million of any option extension fee paid by Hoffmann-La Roche will be credited against royalties payable to us in the first calendar year of sales by Hoffmann-La Roche in which aggregate sales of that product exceed $100 million.

We have further amended this licensing and marketing agreement with Hoffmann-La Roche to delete or add certain Genentech products under Hoffmann-La Roche’s commercialization and marketing rights for Canada.

In addition, we have a July 1998 licensing and marketing agreement relating to anti-HER2 antibodies (Herceptin and Omnitarg) with Hoffmann-La Roche, providing them with exclusive marketing rights outside of the U.S. Under the agreement, Hoffmann-La Roche funds one-half of the global development costs incurred in connection with developing anti-HER2 antibody products under the agreement. Either Genentech or Hoffmann-La Roche has the right to “opt-out” of developing an additional indication for a product and would not share the costs or benefits of the additional indication, but could “opt-back-in” within 30 days of decision to file for approval of the indication by paying twice what would have been owed for development of the indication if no opt-out had occurred. Hoffmann-La Roche has also agreed to make royalty payments of 20% on aggregate net product sales outside the U.S. up to $500 million in each calendar year and 22.5% on such sales in excess of $500 million in each calendar year.

Research Collaboration Agreement

In April 2004, we entered into a research collaboration agreement with Hoffmann-La Roche that outlines the process by which Hoffmann-La Roche and Genentech may agree to conduct and share in the costs of joint research on certain molecules. The agreement further outlines how development and commercialization efforts will be coordinated with respect to select molecules, including the financial provisions for a number of different development and commercialization scenarios undertaken by either or both parties.

Tax Sharing Agreement

We have a tax sharing agreement with Roche. If we and Roche elect to file a combined state and local tax return in certain states where we may be eligible, our tax liability or refund with Roche for such jurisdictions will be calculated on a stand alone basis.

Roche’s Ability to Maintain Its Percentage Ownership Interest in Our Stock

We issue additional shares of Common Stock in connection with our stock option and stock purchase plans, and we may issue additional shares for other purposes. Our affiliation agreement with Roche provides, among other things, that with respect to any issuance of our Common Stock in the future, we will repurchase a sufficient number of shares so that immediately after such issuance, the percentage of our Common Stock owned by Roche will be no lower than 2% below the “Minimum Percentage” (as defined below), provided however, as long as Roche’s percentage ownership is greater than 50%, prior to issuing any shares, we will repurchase a sufficient number of shares of our Common Stock such that, immediately after our issuance of shares, Roche’s percentage ownership will be greater than 50%. The Minimum Percentage equals the lowest number of shares of Genentech Common Stock owned by Roche since the July 1999 offering (to be adjusted in the future for dispositions of shares of Genentech Common Stock by Roche as well as for stock splits or stock combinations) divided by 1,018,388,704 (to be adjusted in the future for stock splits or stock combinations), which is the number of shares of Genentech Common Stock outstanding at the time of the July 1999 offering, as adjusted for stock splits. We have repurchased shares of our Common Stock since 2001 (see discussion above in Liquidity and Capital Resources). The affiliation agreement also provides that, upon Roche’s request, we will repurchase shares of our Common Stock to increase Roche’s ownership to the Minimum Percentage. In addition, Roche will have a continuing option to buy stock from us at prevailing market prices to maintain its percentage ownership interest. The Minimum Percentage at December 31, 2006 was 57.7% and, under the terms of the affiliation agreement, Roche’s ownership percentage is to be no lower than 55.7%. At December 31, 2006, Roche’s ownership percentage was 55.8%.

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

Hoffmann-La Roche

We recognized royalty revenue of 20% of net sales of Herceptin made by Hoffmann-La Roche outside of the U.S. of up to $500 million and 22.5% of net sales outside of the U.S. in excess of $500 million, a sales plateau which was exceeded in 2006, 2005 and 2004.  For all other products distributed by Hoffmann-La Roche outside of the U.S., we recognize royalty revenue at rates ranging from 8% to 20%.

In July 2006, we signed two new product supply agreements with Hoffmann-La Roche. The Umbrella Manufacturing Supply Agreement (or “Umbrella Agreement”) supersedes our existing product supply agreements with Hoffmann-La Roche. The Short-Term Supply Agreement (or “Short-Term Agreement”) supplements the terms of the Umbrella Agreement. Under the Short-Term Agreement, Hoffmann-La Roche has agreed to purchase specified amounts of Herceptin, Avastin and Rituxan through 2008. Under the Umbrella Agreement, Hoffmann-La Roche has agreed to purchase specified amounts of Herceptin and Avastin through 2012 and, on a perpetual basis, either party may order other collaboration products from the other party, including Herceptin and Avastin after 2012, pursuant to certain forecast terms. The Umbrella Agreement also provides that either party may terminate its obligation to purchase and/or supply Avastin and/or Herceptin with six years notice on or after December 31, 2007.

We currently have no active profit sharing arrangements with Hoffmann-La Roche.

Under our existing arrangements with Hoffmann-La Roche, including our licensing and marketing agreements, we recognized the following amounts (in millions):

	2006	2005	2004
Ex-U.S. product sales to Hoffmann-La Roche	$359	$177	$111

Royalties received from Hoffmann-La Roche	$846	$500	$334

Cost of sales on ex-U.S. product sales to Hoffmann-La Roche	$268	$154	$95

Contract revenue from Hoffmann-La Roche	$125	$65	$73

R&D expenses include amounts related to Hoffmann-La Roche of $213 million in 2006, $144 million in 2005, and $125 million in 2004. These amounts represent R&D development expenses we incurred on joint development products/projects, but are reimbursable to us by Hoffmann-La Roche. In addition, these amounts include R&D expenses resulting from the net settlement of amounts owed to Hoffmann-La Roche on R&D development expenses it incurred on joint development products/projects, less amounts reimbursable to us on these respective products/projects.

Novartis

Based on information available to us at the time of filing this Form 10-K, we believe that the Novartis Group holds approximately 33.3% of the outstanding voting shares of Roche Holding Ltd. As a result of this ownership, the Novartis Group is deemed to have an indirect beneficial ownership interest under FAS 57 “Related Party Disclosures” of more than 10% of our voting stock.

We have an agreement with Novartis Pharma AG (a wholly-owned subsidiary of Novartis AG) under which Novartis Pharma AG has the exclusive right to develop and market Lucentis outside of the U.S. for indications related to diseases or disorders of the eye. As part of this agreement, the parties will share the cost of certain of our ongoing development expenses for Lucentis.

We, along with Novartis Pharma AG and Tanox, Inc., are co-developing Xolair in the U.S. and we and Novartis are co-promoting Xolair in the U.S. and both make certain joint and individual payments to Tanox; our joint and individual payments are in the form of royalties. We record all sales and cost of sales in the U.S. and Novartis markets the product in and records all sales and cost of sales in Europe. We and Novartis share the resulting U.S. and European operating profits, respectively, according to prescribed profit-sharing percentages. On January 20, 2006, Novartis received FDA approval to manufacture bulk supply of Xolair at their Huningue production facility in France. We now acquire bulk supply of Xolair from Novartis and compensate them on a cost plus mark up basis.

Under our existing arrangements with Novartis, we recognized the following amounts from Novartis (in millions):

	2006	2005	2004
Ex-U.S. product sales to Novartis	$5	$7	$1

Royalties received from Novartis	$3	$1	$1

Cost of sales on ex-U.S. product sales to Novartis	$4	$17	$1

Contract revenue from Novartis	$40	$50	$48

Collaboration profit sharing expense	$187	$136	$75

Under the Xolair collaboration agreement, we contractually share a portion of the pretax U.S. and European co-promotion profits earned on the commercial sales of Xolair. Our U.S. and European profit sharing expenses are recorded as collaboration profit sharing expense.

R&D expenses include amounts related to Novartis of $38 million in 2006, $39 million in 2005, and $44 million in 2004.

Note 10.	CAPITAL STOCK

Common Stock and Special Common Stock

On June 30, 1999, we redeemed all of our outstanding Special Common Stock held by stockholders other than Roche. Subsequently, in July and October 1999, and March 2000, Roche consummated public offerings of our Common Stock. On January 19, 2000, Roche completed an offering of zero-coupon notes that were exchanged prior to the April 5, 2004 expiration for an aggregate of approximately 26 million shares of our Common Stock held by Roche. See “Redemption of Our Special Common Stock” and “Relationship with Roche” notes above for a discussion of our Redemption and the related transactions.

Stock Repurchase Program

Under a stock repurchase program approved by our Board of Directors on December 5, 2003 and most recently extended in April 2006, we are authorized to repurchase up to 100,000,000 shares of our Common Stock for an aggregate price of up to $6.0 billion through June 30, 2007. In this program, as in previous stock repurchase programs, purchases may be made in the open market or in privately negotiated transactions from time to time at management’s discretion. We also may engage in transactions in other Genentech securities in conjunction with the repurchase program, including certain derivative securities. We intend to use the repurchased stock to offset dilution caused by the issuance of shares in connection with our employee stock plans. Although there are currently no specific plans for the shares that may be purchased under the program, our goals for the program are (i) to address provisions of our affiliation agreement with Roche relating to maintaining Roche’s minimum ownership percentage (see above in Note 9, “Relationship with Roche and Related Party Transactions”); (ii) to make prudent investments of our cash resources; and (iii) to allow for an effective mechanism to provide stock for our employee stock plans.

We have entered into Rule 10b5-1 trading plans to repurchase shares in the open market during those periods each quarter when trading in our stock is restricted under our insider trading policy. The trading plan covers approximately four million shares and the current plan is effective through June 30, 2007.

The par value method of accounting is used for our common stock repurchases. The excess of the cost of shares acquired over the par value is allocated to additional paid-in capital with the amounts in excess of the estimated original sales price charged to accumulated deficit.

Note 11.	INCOME TAXES

The income tax provision consists of the following amounts (in millions):

	2006	2005	2004
Current:
Federal	$1,306	$723	$444
State	96	121	64
Total current	1,402	844	508
Deferred:
Federal	(155)	(85)	(50)
State	43	(25)	(23)
Total deferred	(112)	(110)	(73)
Total income tax provision	$1,290	$734	$435

Tax benefits of $179 million in 2006, $641 million in 2005, and $330 million in 2004 related to employee stock options and stock purchase plans. These amounts reduced current income taxes payable and deferred income taxes and were credited to stockholders’ equity.

A reconciliation between our effective tax rate and the U.S. statutory tax rate follows:

	2006	2005	2004
Tax at U.S. statutory rate	35.0%	35.0%	35.0%
Research and other credits	(2.3)	(1.5)	(3.6)
Prior years’ items	0.9	(0.7)	-
Export sales benefit	(0.3)	(0.4)	(0.5)
State taxes	5.0	5.0	5.0
Deduction for qualified production activities	(0.7)	(0.8)	-
Tax-exempt investment income	(0.2)	(0.3)	(0.3)
Other	0.5	0.2	0.1
Effective tax rate	37.9%	36.5%	35.7%

Prior years’ items in 2006 relate to decrease in research credits resulting from new income tax regulations issued by the U.S. Department of Treasury in 2006. Prior years’ items in 2005 include $39 million benefit for increased research credits resulting from new Temporary Regulations issued by the U.S. Department of Treasury during 2005, partially offset by other changes in estimates of prior years’ research credits.

The components of deferred taxes consist of the following at December 31 (in millions):

	2006	2005
Deferred tax liabilities:
Depreciation	$(156)	$(189)
Unrealized gain on securities available-for-sale	(144)	(172)
Intangibles - Roche transaction	(118)	(160)
Other intangible assets	(48)	(41)
Other	(46)	(11)
Total deferred tax liabilities	(512)	(573)
Deferred tax assets:
Capitalized R&D costs	14	19
Employee stock-based compensation costs	102	-
Expenses not currently deductible	492	431
Deferred revenue	101	106
Investment basis difference	203	209
State credit carryforwards	56	114
Other	5	7
Total deferred tax assets	973	886
Total net deferred tax assets	$461	$313

Total tax credit carryforwards of $56 million have no expiration date.

Note 12.	SEGMENT, SIGNIFICANT CUSTOMER AND GEOGRAPHIC INFORMATION

Our chief operating decision-makers (or “CODMs”) are comprised of our executive management with the oversight of our board of directors. Our CODMs review our operating results and operating plans and make resource allocation decisions on a company-wide or aggregate basis. Accordingly, we operate as one segment.

Information about our product sales, major customers and material foreign sources of revenues is as follows (in millions):

Product Sales	2006	2005	2004
Net U.S. Product Sales
Avastin	$1,746	$1,133	$545
Rituxan	2,071	1,832	1,574
Herceptin	1,234	747	479
Lucentis	380	-	-
Xolair	425	320	188
Tarceva	402	275	13
Nutropin products	378	370	349
Thrombolytics	243	218	194
Pulmozyme	199	186	157
Raptiva	90	79	52
Total U.S. product sales	7,169	5,162	3,551

Net Product Sales to Collaborators
Avastin	$107	$50	$10
Rituxan	181	158	137
Herceptin	96	17	4
Lucentis	1	-	-
Xolair	4	7	1
Nutropin products	8	5	5
Thrombolytics	16	8	6
Pulmozyme	45	35	21
Raptiva	14	15	4
Enbrel	-	31	11
Total product sales to collaborators	471	326	198
Total product sales	$7,640	$5,488	$3,749
________________________
The values shown above are exact; therefore, the totals may not appear to sum due to rounding.

Three major customers, AmerisourceBergen, Corp., Cardinal Health, Inc. and McKesson Corp. each contributed 10% or more of our U.S. product sales in each of the last three years. AmerisourceBergen Corp., a national wholesale distributor of all of our major products lines, represented 50% in 2006, 36% in 2005, and 33% in 2004 of our total net U.S. product sales. Cardinal Health, Inc., a national wholesale distributor of all our major product lines, represented 18% in 2006 and 23% in 2005 and 2004 of our total net U.S. product sales. McKesson Corp., a national wholesale distributor of all of our major product lines, represented 17% in 2006 and 23% in 2005 and 2004 of our total net U.S. product sales. The combined net accounts receivable balance for our three major customers was $778 million in as of December 31, 2006 and $478 million as of December 31, 2005.

We currently sell primarily to distributors and health care companies throughout the U.S. under an extension of trade credit terms based on an assessment of each customers’ financial condition. Trade credit terms are generally offered without collateral and may include a discount for prompt payment for specific customers. To manage our credit exposure, we perform ongoing evaluations of our customers’ financial condition and also participate in third party contracts to significantly reduce the risk of financial loss. In 2006, 2005 and 2004, we did not record any material additions to, or losses against, our allowance for bad debts.

Net foreign revenues by country were as follows (in millions):

	2006	2005	2004
Europe:
Switzerland	$561	$320	$235
Germany	133	79	47
France	100	56	35
Italy	57	35	23
Great Britain	61	34	23
Spain	49	28	18
Others	121	73	51
Japan	119	117	92
Canada	64	39	28
Others	181	91	44
Total net foreign revenues	$1,446	$872	$596

QUARTERLY FINANCIAL DATA (unaudited)
(in millions, except per share amounts)

	2006 Quarter Ended(3)
	December 31	September 30	June 30	March 31
Total operating revenues	$2,714	$2,384	$2,199	$1,986
Product sales	2,244	1,941	1,810	1,644
Gross margin from product sales	1,906	1,644	1,526	1,382
Net income(1)	594	568	531	421
Earnings per share:
Basic	0.56	0.54	0.50	0.40
Diluted	0.55	0.53	0.49	0.39

	2005 Quarter Ended(3)
	December 31	September 30	June 30	March 31
Total operating revenues	$1,893	$1,752	$1,527	$1,462
Product sales	1,577	1,451	1,274	1,186
Gross margin from product sales(2)	1,332	1,215	1,000	930
Net income	339	359	296	284
Earnings per share:
Basic	0.32	0.34	0.28	0.27
Diluted	0.31	0.33	0.27	0.27
________________________
(1)	Net income in 2006 includes $182 million, net of tax, in employee stock-based compensation expense related to our adoption of FAS 123R on January 1, 2006.
(2)
Certain costs and expenses of $5 million, $5 million, and $6 million for the quarterly periods ended March 31, June 30, and September 30, 2005, respectively, have been reclassified from MG&A expenses to cost of sales to conform to the fourth quarter and full year presentation.

(3)	The 2006 and 2005 amounts were computed independently for each quarter, and the sum of the quarters may not total the annual amounts.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

Item 9A.	CONTROLS AND PROCEDURES

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

(b)  Management’s Annual Report on Internal Control Over Financial Reporting:  The Company’s management is responsible for establishing and maintaining adequate internal control over the Company’s financial reporting. Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (or “COSO”) in Internal Control-Integrated Framework. Based on the assessment using those criteria, management concluded that, as of December 31, 2006, our internal control over financial reporting was effective. The Company’s independent registered public accountants, Ernst & Young LLP, audited the consolidated financial statements included in this Annual Report on Form 10-K and have issued an audit report on management’s assessment of our internal control over financial reporting as well as on the effectiveness of the Company’s internal control over financial reporting. The report on the audit of internal control over financial reporting appears below.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Genentech, Inc.

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that Genentech, Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Genentech, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of Genentech, Inc.’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Genentech, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Genentech, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Genentech, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2006 and our report dated February 5, 2007 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Palo Alto, California
February 5, 2007

(c) Changes in Internal Controls over Financial Reporting: There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	OTHER INFORMATION

Not applicable.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

(a) The sections labeled “Nominees for Directors,” “Board Committees and Meetings,” “Audit Committee Matters,” “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” of our Proxy Statement in connection with the 2007 Annual Meeting of Stockholders are incorporated herein by reference.

(b) Information concerning our Executive Officers is set forth in Part I of this Form 10-K.

Item 11.	EXECUTIVE COMPENSATION

The sections labeled “Director Compensation for 2006,” “Compensation, Discussion and Analysis,” “Compensation of Named Executive Officers,” “Summary Compensation Table for 2006,” “Grants of Plan Based Awards in 2006,” “Outstanding Equity Awards at Fiscal 2006 Year End,” “ Option Exercises and Stock Vested in 2006,” “Non-Qualified Deferred Compensation for 2006,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” of our Proxy Statement in connection with the 2007 Annual Meeting of Stockholders are incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The sections labeled “Relationship with Roche,” “Equity Compensation Plans” and “Beneficial Ownership of Principal Stockholders, Directors and Management” of our Proxy Statement in connection with the 2007 Annual Meeting of Stockholders are incorporated herein by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The sections labeled “Relationship with Roche,” “Certain Relationships and Related Persons Transactions” and “Director Independence” of our Proxy Statement in connection with the 2007 Annual Meeting of Stockholders is incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The section labeled “Audit Committee Matters” and “Principal Accounting Fees and Services” of our Proxy Statement in connection with the 2007 Annual Meeting of Stockholders is incorporated herein by reference.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)  The following documents are included as part of this Annual Report on Form 10-K.

1.  Index to Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Income for the years ended December 31, 2006, 2005 and 2004

Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004

Consolidated Balance Sheets at December 31, 2006 and 2005

Consolidated Statements of Stockholders’ Equity for the year ended December 31, 2006, 2005 and 2004

Notes to Consolidated Financial Statements

Quarterly Financial Data (unaudited)

2.  Financial Statement Schedule

The following schedule is filed as part of this Form 10-K:

Schedule II- Valuation and Qualifying Accounts for the years ended December 31, 2006, 2005 and 2004.

All other schedules are omitted as the information required is inapplicable or the information is presented in the consolidated financial statements or the related notes.

3.  Exhibits

The documents set forth below are filed herewith or incorporated by reference to the location indicated.

Exhibit No.	Description	Location
3.1	Amended and Restated Certificate of Incorporation	Filed as an exhibit to our Current Report on Form 8-K filed with the U. S. Securities and Exchange Commission (or “Commission”) on July 28, 1999 and incorporated herein by reference.
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2000 filed with the Commission and incorporated herein by reference.
3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 filed with the Commission and incorporated herein by reference.
3.4	Certificate of Third Amendment of Amended and Restated Certificate of Incorporation	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 filed with the Commission and incorporated herein by reference.

3.5	Bylaws	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Commission and incorporated herein by reference.
4.1	Form of Common Stock Certificate	Filed as an exhibit to Amendment No. 3 to our Registration Statement (No. 333-80601) on Form S-3 filed with the Commission on July 16, 1999 and incorporated herein by reference.
4.2	Indenture, dated as of July 18, 2005, between the Company and Bank of New York, as trustee	Filed on a Current Report on Form 8-K with the Commission on July 19, 2005 and incorporated herein by reference.
4.3	Officers’ Certificate of Genentech, Inc. dated July 18, 2005, including forms of the Company’s 4.40% Senior Notes due 2010, 4.75 Senior Notes due 2015 and 5.25% Senior Notes due 2035	Filed on a Current Report on Form 8-K with the Commission on July 19, 2005 and incorporated herein by reference.
4.4	Form of 4.40% Senior Note due 2010	Filed on a Current Report on Form 8-K with the Commission on July 19, 2005 and incorporated herein by reference.
4.5	Form of 4.75% Senior Note due 2015	Filed on a Current Report on Form 8-K with the Commission on July 19, 2005 and incorporated herein by reference.
4.6	Form of 5.25% Senior Note due 2035	Filed on a Current Report on Form 8-K with the Commission on July 19, 2005 and incorporated herein by reference.
4.7	Registration Rights Agreement, dated as of July 18, 2005, among Genentech, Inc. and Citigroup Global Markets, Inc. and Goldman, Sachs & Co. as representatives of the initial purchasers	Filed on a Current Report on Form 8-K with the Commission on July 19, 2005 and incorporated herein by reference.
10.1	Form of Affiliation Agreement, dated as of July 22, 1999, between Genentech and Roche Holdings, Inc.	Filed as an exhibit to Amendment No. 3 to our Registration Statement (No. 333-80601) on Form S-3 filed with the Commission on July 16, 1999 and incorporated herein by reference.
10.2	Amendment No. 1, dated October 22, 1999, to Affiliation Agreement between Genentech and Roche Holdings, Inc.	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 1999 filed with the Commission and incorporated herein by reference.
10.3	Form of Amended and Restated Agreement, restated as of July 1, 1999, between Genentech and F. Hoffmann-La Roche Ltd regarding Commercialization of Genentech’s Products outside the United States	Filed as an exhibit to Amendment No. 3 to our Registration Statement (No. 333-80601) on Form S-3 filed with the Commission on July 16, 1999 and incorporated herein by reference.
10.4	Amendment dated March 10, 2000, to Amended and Restated Agreement between Genentech and F. Hoffmann-La Roche Ltd regarding Commercialization of Genentech’s Products outside the United States	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 filed with the Commission and incorporated herein by reference.
10.5	Amendment dated June 26, 2000, to Amended and Restated Agreement between Genentech and F. Hoffmann-La Roche Ltd regarding Commercialization of Genentech’s Products outside the United States	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 filed with the Commission and incorporated herein by reference.

10.6	Third Amendment dated April 30, 2004, to Amended and Restated Agreement between Genentech and F. Hoffmann-La Roche Ltd regarding Commercialization of Genentech’s Products outside the United States	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 filed with the Commission and incorporated herein by reference.
10.7	Form of Tax Sharing Agreement, dated as of July 22, 1999, between Genentech, Inc. and Roche Holdings, Inc.	Filed as an exhibit to Amendment No. 3 to our Registration Statement (No. 333-80601) on Form S-3 filed with the Commission on July 16, 1999 and incorporated herein by reference.
10.8	Collaborative Agreement, dated April 13, 2004, among Genentech, F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc.	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 filed with the Commission and incorporated herein by reference.
10.9	Genentech, Inc. Tax Reduction Investment Plan, as amended and restated †	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended October 31, 2006 filed with the Commission and incorporated herein by reference.
10.10	Genentech, Inc. 1990 Stock Option/Stock Incentive Plan, as amended effective October 16, 1996 †	Filed as an exhibit to our Registration Statement (No. 333-83157) on Form S-8 filed with the Commission on July 19, 1999 and incorporated herein by reference.
10.11	Genentech, Inc. 1994 Stock Option Plan, as amended effective October 16, 1996 †	Filed as an exhibit to our Registration Statement (No. 333-83157) on Form S-8 filed with the Commission on July 19, 1999 and incorporated herein by reference.
10.12	Genentech, Inc. 1996 Stock Option/Stock Incentive Plan, as amended effective October 16, 1996 †	Filed as an exhibit to our Registration Statement (No. 333-83157) on Form S-8 filed with the Commission on July 19, 1999 and incorporated herein by reference.
10.13	Genentech, Inc. 1999 Stock Plan, as amended and restated as of February 13, 2003 †	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 filed with the Commission and incorporated herein by reference.
10.14	Genentech, Inc. 1999 Stock Plan, Form of Stock Option Agreement†	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 filed with the Commission and incorporated herein by reference.
10.15	Genentech, Inc. 1999 Stock Plan, Form of Stock Option Agreement (Director Version)†	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 filed with the Commission and incorporated herein by reference.
10.16	Genentech, Inc. 2004 Equity Incentive Plan†	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 filed with the Commission and incorporated herein by reference.
10.17	Form of Genentech, Inc. 2004 Equity Incentive Plan Nonqualified Stock Option Grant Agreement (Employee Version) †	Filed on a Current Report on Form 8-K with the Commission on September 26, 2006, and incorporated herein by reference.
10.18	Form of Genentech, Inc. 2004 Equity Incentive Plan Nonqualified Stock Option Grant Agreement (Director Version) †	Filed on a Current Report on Form 8-K with the Commission on September 26, 2006, and incorporated herein by reference.
10.19	Genentech, Inc. Supplemental Plan †	Filed on a Current Report on Form 8-K with the Commission on February 24, 2005 and incorporated herein by reference.
10.20	Genentech, Inc. 1991 Employee Stock Plan, as amended	Filed on a Current Report on Form 8-K with the Commission on April 25, 2006, and incorporated herein by reference.
10.21	Bonus Program†	Incorporated by reference to the description under “Bonus Program” in the Current Report on Form 8-K filed with the Commission on December 21, 2006.
10.22	Form of Indemnification Agreement for Directors and Officers†	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 filed with the Commission and incorporated herein by reference.

10.23	Promissory Note, dated as of April 5, 2001, issued to Genentech, Inc. by Richard H. Scheller†	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 filed with the Commission and incorporated herein by reference.
10.24	Transition Agreement between Genentech, Inc. and Myrtle S. Potter dated August 3, 2005†	Filed on a Current Report on Form 8-K with the Commission on August 16, 2005 and incorporated herein by reference.
10.25	First Amendment to Transition Agreement between Genentech, Inc. and Myrtle S. Potter dated December 29, 2005†	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Commission and incorporated herein by reference.
10.26	Master Lease Agreement dated as of November 1, 2004, between Genentech and Slough SSF, LLC	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Commission and incorporated herein by reference.
10.27	First Amendment to Master Lease Agreement and First Amendment to Building Leases between Genentech and Slough SSF, LLC, dated October 2, 2006	Filed herewith
10.28	Purchase and Sale Agreement and Joint Escrow Instruction, dated as of June 16, 2005, between Genentech and Biogen Idec Inc. *	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 filed with the Commission and incorporated herein by reference.
10.29	Purchase Agreement, dated as of July 13, 2005, among Genentech, Inc. and Citigroup Global Markets, Inc. and Goldman, Sachs & Co. as representatives of the initial purchasers	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended October 31, 2005 filed with the Commission and incorporated herein by reference.
10.30	Manufacturing and Supply Agreement between Genentech, Inc. and Lonza Biologics, Inc. dated December 7, 2003 *	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended October 31, 2005 filed with the Commission and incorporated herein by reference.
10.31	First Amendment to the Manufacturing and Supply Agreement between Genentech, Inc. and Lonza Biologics, Inc. dated March 14, 2005 *	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Commission and incorporated herein by reference.
10.32	Second Amendment to the Manufacturing and Supply Agreement between Genentech and Lonza Biologics PLC, effective as of 19 May 2006 *	Filed herewith
10.33	Third Amendment to the Manufacturing and Supply Agreement between Genentech and Lonza Biologics PLC, dated as of November 6, 2006 *	Filed herewith
10.34	Toll Manufacturing Agreement by and between Wyeth, acting through its Wyeth Pharmaceuticals Division, and Genentech, Inc. dated September 15, 2004 *	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended October 31, 2005 filed with the Commission and incorporated herein by reference.
10.35	First Amendment to the Toll Manufacturing Agreement by and between Wyeth, acting through its Wyeth Pharmaceuticals Division, and Genentech, Inc. dated December 8, 2004	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Commission and incorporated herein by reference.
10.36	Amended and Restated Collaboration Agreement between Genentech, Inc. and Idec Pharmaceuticals Corporation dated as of June 19, 2003 *	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, filed with the Commission on August 3, 2006, and incorporated herein by reference.

10.37	Letter Amendment dated as of August 21, 2003, to the Amended and Restated Collaboration Agreement between Genentech, Inc. and Idec Pharmaceuticals Corporation	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, filed with the Commission on August 3, 2006, and incorporated herein by reference.
10.38	Agreement and Plan of Merger by and among Genentech, Inc., Green Acquisition Corporation and Tanox, Inc., dated as of November 9, 2006	Filed herewith
10.39	Form of Voting Agreement between Genentech, Inc. and Certain Stockholders of Tanox, Inc.	Filed herewith
23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith
24.1	Power of Attorney	Reference is made to the signature page.
28.1	Description of the Company’s capital stock
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
________________________
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

GENENTECH, INC. Registrant

Date:	February 23, 2007	By:	/s/ JOHN M. WHITING
John M. Whiting
Vice President, Finance and Chief Accounting Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints David A. Ebersman, Executive Vice President and Chief Financial Officer, and John M. Whiting, Vice President, Finance and Chief Accounting Officer, and each of them, his or her true and lawful attorneys-in-fact and agents, with the full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any amendments to this report, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto each said attorney-in-fact and agent full power and authority to do and perform each and every act in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or either of them, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

Principal Executive Officer:

/s/ ARTHUR D. LEVINSON	Chairman and Chief Executive Officer	February 23, 2007
Arthur D. Levinson

Principal Financial Officer:

/s/ DAVID A. EBERSMAN	Executive Vice President and	February 23, 2007
David A. Ebersman	Chief Financial Officer

Principal Accounting Officer:

/s/ JOHN M. WHITING	Vice President, Finance and	February 23, 2007
John M. Whiting	Chief Accounting Officer

Signature	Title	Date

Directors:

/s/ HERBERT W. BOYER	Director	February 23, 2007
Herbert W. Boyer

/s/ WILLIAM M. BURNS	Director	February 23, 2007
William M. Burns

/s/ ERICH HUNZIKER	Director	February 23, 2007
Erich Hunziker

/s/ JONATHAN K.C. KNOWLES	Director	February 23, 2007
Jonathan K.C. Knowles

/s/ DEBRA L. REED	Director	February 23, 2007
Debra L. Reed

/s/ CHARLES A. SANDERS	Director	February 23, 2007
Charles A. Sanders

SCHEDULE II

GENENTECH, INC.
VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2006, 2005 and 2004
(in millions)

	Balance at Beginning of Period	Addition Charged to Cost and Expenses	Deductions*	Balance at End of Period
Accounts receivable allowances:
Year Ended December 31, 2006:	$84	$415	$(407)	$92
Year Ended December 31, 2005:	$62	$307	$(284)	$84
Year Ended December 31, 2004:	$47	$188	$(173)	$62
Inventory reserves:
Year Ended December 31, 2006:	$55	$29	$(16)	$68
Year Ended December 31, 2005:	$46	$33	$(24)	$55
Year Ended December 31, 2004:	$21	$57	$(32)	$46
Rebate accruals:
Year Ended December 31, 2006:	$38	$113	$(104)	$47
Year Ended December 31, 2005:	$35	$77	$(74)	$38
Year Ended December 31, 2004:	$23	$78	$(66)	$35
________________________
Certain prior year amounts have been reclassified to conform with the current year presentation.
*	Represents amounts written off or returned against the allowance or reserves, or returned against earnings.