Form 10-Q
period 2007-06-30
GENENTECH INC
filed 2007-08-03
CIK 318771

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________

FORM 10-Q
________________________

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

or

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.
Class	Number of Shares Outstanding
Common Stock $0.02 par value	1,053,031,880 Outstanding at July 26, 2007

GENENTECH, INC.

In this report, “Genentech,” “we,” “us,” and “our” refer to Genentech, Inc. “Common Stock” refers to Genentech’s Common Stock, par value $0.02 per share, “Special Common Stock” refers to Genentech’s callable putable common stock, par value $0.02 per share, all of which was redeemed by Roche Holdings, Inc. (RHI) on June 30, 1999.

We own or have rights to various copyrights, trademarks, and trade names used in our business, including the following: Activase® (alteplase, recombinant) tissue-plasminogen activator; Avastin® (bevacizumab) anti-VEGF antibody; Cathflo® Activase® (alteplase for catheter clearance); Herceptin® (trastuzumab) anti-HER2 antibody; Lucentis® (ranibizumab, rhuFab V2) anti-VEGF antibody fragment; Nutropin® (somatropin [rDNA origin] for injection) growth hormone; Nutropin AQ® and Nutropin AQ Pen® (somatropin [rDNA origin] for injection) liquid formulation growth hormone; Omnitarg™ (pertuzumab) HER dimerization inhibitor; Pulmozyme® (dornase alfa, recombinant) inhalation solution; Raptiva® (efalizumab) anti-CD11a antibody; and TNKase® (tenecteplase) single-bolus thrombolytic agent. Rituxan® (rituximab) anti-CD20 antibody is a registered trademark of Biogen Idec Inc.; Tarceva® (erlotinib) is a trademark of OSI Pharmaceuticals, Inc.; and Xolair® (omalizumab) anti-IgE antibody is a trademark of Novartis AG. This report also includes other trademarks, service marks, and trade names of other companies.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements

GENENTECH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenue
Product sales (including amounts from related parties: three months—2007–$256; 2006–$75; six months—2007–$522; 2006–$133)	$2,443	$1,810	$4,773	$3,454
Royalties (including amounts from related parties: three months—2007–$296; 2006–$207; six months—2007–$557; 2006–$373)	484	316	903	602
Contract revenue (including amounts from related parties: three months—2007–$34; 2006–$34; six months—2007–$104; 2006–$63)	77	73	171	129
Total operating revenue	3,004	2,199	5,847	4,185
Costs and expenses
Cost of sales (including amounts for related parties: three months—2007–$140; 2006–$65; six months—2007–$265; 2006–$115)	429	284	821	546
Research and development (including amounts for related parties: three months—2007–$79; 2006–$65; six months—2007–$147; 2006–$117) (including amounts in contract revenue: three months—2007–$60; 2006–$51; six months—2007–$106; 2006–$87)	603	390	1,213	764
Marketing, general and administrative	532	471	1,023	912
Collaboration profit sharing (including amounts for a related party: three months—2007–$49; 2006–$48; six months—2007–$96; 2006–$91)	277	259	529	485
Recurring charges related to redemption	26	26	52	52
Special items: litigation related	13	14	26	27
Total costs and expenses	1,880	1,444	3,664	2,786
Operating income	1,124	755	2,183	1,399
Other income (expense):
Interest and other income (expense), net	75	121	149	174
Interest expense	(17)	(18)	(35)	(37)
Total other income, net	58	103	114	137
Income before taxes	1,182	858	2,297	1,536
Income tax provision	435	327	844	584
Net income	$747	$531	$1,453	$952
Earnings per share
Basic	$0.71	$0.50	$1.38	$0.90
Diluted	$0.70	$0.49	$1.36	$0.89
Shares used to compute basic earnings per share	1,053	1,053	1,053	1,054
Shares used to compute diluted earnings per share	1,070	1,073	1,071	1,074

See Notes to Condensed Consolidated Financial Statements.

GENENTECH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended June 30,
	2007	2006
Cash flows from operating activities
Net income	$1,453	$952
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	215	199
Employee stock-based compensation	203	149
Deferred income taxes	(103)	(85)
Deferred revenue	(29)	2
Litigation-related liabilities	26	26
Excess tax benefit from stock-based compensation arrangements	(127)	(90)
Gain on sales of securities available-for-sale and other, net	(12)	(69)
Write-down of securities available-for-sale and other	4	–
Loss on property and equipment dispositions	30	–
Changes in assets and liabilities:
Receivables and other current assets	(115)	(184)
Inventories	(180)	(174)
Investments in trading securities	(72)	(15)
Accounts payable, other accrued liabilities, and other long-term liabilities	132	205
Net cash provided by operating activities	1,425	916

Cash flows from investing activities
Purchases of securities available-for-sale	(465)	(898)
Proceeds from sales of securities available-for-sale	335	419
Proceeds from maturities of securities available-for-sale	261	126
Capital expenditures	(475)	(538)
Change in other intangible and long-term assets	(8)	17
Net cash used in investing activities	(352)	(874)

Cash flows from financing activities
Stock issuances	276	187
Stock repurchases	(666)	(540)
Excess tax benefit from stock-based compensation arrangements	127	90
Net cash used in financing activities	(263)	(263)
Net increase (decrease) in cash and cash equivalents	810	(221)
Cash and cash equivalents at beginning of period	1,250	1,225
Cash and cash equivalents at end of period	$2,060	$1,004

Supplemental cash flow data
Cash paid during the period for:
Interest	$31	$35
Income taxes	806	498
Non-cash investing and financing activities
Capitalization of construction in progress related to financing lease transactions	101	61

See Notes to Condensed Consolidated Financial Statements.

GENENTECH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)
(Unaudited)

	June 30, 2007	December 31, 2006
Assets
Current assets
Cash and cash equivalents	$2,060	$1,250
Short-term investments	1,135	1,243
Accounts receivable—product sales (net of allowances: 2007–$105; 2006–$92; including amounts from related parties: 2007–$68; 2006–$57)	1,068	965
Accounts receivable—royalties (including amounts from related parties: 2007–$379; 2006–$316)	514	453
Accounts receivable—other (including amounts from related parties: 2007–$103; 2006–$150)	177	248
Inventories	1,365	1,178
Deferred tax assets	272	278
Prepaid expenses and other current assets	108	89
Total current assets	6,699	5,704
Long-term marketable debt and equity securities	1,883	1,832
Property, plant and equipment, net	4,563	4,173
Goodwill	1,315	1,315
Other intangible assets	427	476
Restricted cash and investments	788	788
Other long-term assets	684	554
Total assets	$16,359	$14,842

Liabilities and stockholders’ equity
Current liabilities
Accounts payable (including amounts to related parties: 2007 and 2006–$7)	$361	$346
Deferred revenue	52	62
Taxes payable	124	111
Other accrued liabilities (including amounts to related parties: 2007–$164; 2006–$136)	1,452	1,491
Total current liabilities	1,989	2,010
Long-term debt	2,307	2,204
Deferred revenue	180	199
Litigation-related and other long-term liabilities	1,032	951
Total liabilities	5,508	5,364
Commitments and contingencies
Stockholders’ equity
Common stock	21	21
Additional paid-in capital	10,624	10,091
Accumulated other comprehensive income	205	204
Retained earnings (accumulated deficit), since June 30, 1999	1	(838)
Total stockholders’ equity	10,851	9,478
Total liabilities and stockholders’ equity	$16,359	$14,842

See Notes to Condensed Consolidated Financial Statements.

GENENTECH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.	Summary of Significant Accounting Policies

Basis of Presentation

We prepared the Condensed Consolidated Financial Statements following the requirements of the United States (U.S.) Securities and Exchange Commission for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. generally accepted accounting principles (GAAP) can be condensed or omitted. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Consolidated Financial Statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2006. In the opinion of management, the financial statements include all adjustments, consisting only of normal and recurring adjustments, considered necessary for the fair presentation of our financial position and operating results.

Revenue, expenses, assets, and liabilities can vary during each quarter of the year. Therefore, the results and trends in these interim financial statements may not be the same as those expected for the full year or any future period.

Principles of Consolidation

The consolidated financial statements include the accounts of Genentech and all wholly owned subsidiaries. Material intercompany accounts and transactions have been eliminated.

Use of Estimates and Reclassifications

The preparation of financial statements in conformity with GAAP requires management to make judgments, assumptions, and estimates that affect the amounts reported in our Condensed Consolidated Financial Statements and accompanying notes. Actual results could differ materially from those estimates.

Certain reclassifications of prior period amounts have been made to our Condensed Consolidated Financial Statements to conform to the current period presentation.

Recent Accounting Pronouncements

On January 1, 2007, we adopted Emerging Issues Task Force (EITF) Issue No. 06-2, “Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43, Accounting for Compensated Absences” (EITF 06-2). Prior to the adoption of EITF 06-2, we recorded a liability for a sabbatical leave when the employee vested in the benefit, which was only at the end of a six-year service period. Under EITF 06-2, we accrue an estimated liability for a sabbatical leave over the requisite six-year service period, as the employee’s services are rendered. Upon our adoption of EITF 06-2, we recorded an adjustment to retained earnings (accumulated deficit) of $26 million, net of tax, as a cumulative effect of a change in accounting principle.

We adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), on January 1, 2007. Implementation of FIN 48 did not result in a cumulative adjustment to retained earnings (accumulated deficit). The total amount of unrecognized tax benefits as of the date of adoption was $147 million. Of this total, $112 million represents the amount of unrecognized tax benefits that, if recognized, would favorably affect our effective income tax rate in any future period. As a result of the implementation of FIN 48, we reclassified $147 million of unrecognized tax benefits from current liabilities to long-term liabilities as of December 31, 2006 in the accompanying Condensed Consolidated Balance Sheets.

We file income tax returns in the U.S. federal jurisdiction and various state and international jurisdictions. The Internal Revenue Service (IRS) is examining our U.S. federal income tax returns for 2002 through 2004. As of June 30, 2007, the IRS has not proposed any adjustments. We are also under examination by several state jurisdictions. As of June 30, 2007, no material adjustments related to these audits have been proposed.

We accrue tax-related interest and penalties and include such expenses with income tax expense in the Condensed Consolidated Statements of Income. We recognized approximately $2 million and $4 million in tax-related interest expense during the second quarter and first six months of 2007, respectively, and had approximately $10 million of tax-related interest accrued at January 1, 2007. Interest amounts are net of tax benefit. No penalties have been accrued.

Revenue Recognition

We recognize revenue from the sale of our products, royalties earned, and contract arrangements. Our revenue arrangements that contain multiple elements are divided into separate units of accounting if certain criteria are met, including whether the delivered element has stand-alone value to the customer and whether there is objective and reliable evidence of the fair value of the undelivered items. The consideration we receive is allocated among the separate units based on their respective fair values, and the applicable revenue recognition criteria are applied to each of the separate units. Advance payments received in excess of amounts earned are classified as deferred revenue until earned.

The Avastin Patient Assistance Program is a voluntary program that enables eligible patients who have received 10,000 milligrams of Avastin in a 12-month period to receive free Avastin in excess of the 10,000 milligrams during the remainder of the 12-month period. Based on the current wholesale acquisition cost, 10,000 milligrams is valued at $55,000 in gross revenue. We defer a portion of our gross Avastin product sales revenue to reflect our estimate of the commitment to supply free Avastin to patients who elect to enroll in the program. To calculate our deferred revenue, we estimate the number of patients who will receive free Avastin and the amount of free Avastin that we expect them to receive. Based on those estimates, we defer a portion of Avastin revenue on product vials sold through normal commercial channels. The deferred revenue is recognized as free Avastin vials are delivered.

Earnings Per Share

Basic earnings per share (EPS) are computed based on the weighted-average number of shares of our Common Stock outstanding. Diluted earnings per share are computed based on the weighted-average number of shares of our Common Stock and other dilutive securities.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Numerator:
Net income	$747	$531	$1,453	$952
Denominator:
Weighted-average shares outstanding used to compute basic earnings per share	1,053	1,053	1,053	1,054
Effect of dilutive stock options	17	20	18	20
Weighted-average shares outstanding and dilutive securities used to compute diluted earnings per share	1,070	1,073	1,071	1,074

Outstanding employee stock options to purchase approximately 35 million and 34 million shares of our Common Stock were excluded from the computation of diluted EPS for the second quarter and first six months of 2007, respectively, because the effect would have been anti-dilutive.

Comprehensive Income

Comprehensive income comprises net income and other comprehensive income (OCI). OCI includes certain changes in stockholders’ equity that are excluded from net income. Specifically, we include in OCI changes in the estimated fair value of derivatives designated as effective cash flow hedges, and unrealized gains and losses on our securities available-for-sale. In accordance with our adoption of Statement of Financial Accounting Standards (FAS) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R),” in 2006, the gains or losses and prior service costs or credits that arise during the period, but are not recognized as components of net periodic benefit cost, have been recognized in other comprehensive income.

The components of accumulated other comprehensive income, net of taxes, were as follows (in millions):

	June 30, 2007	December 31, 2006
Net unrealized gains on securities available-for-sale	$204	$214
Net unrealized gains (losses) on cash flow hedges	7	(4)
Post-retirement benefit obligation	(6)	(6)
Accumulated other comprehensive income	$205	$204

The activity in comprehensive income, net of income taxes, was as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net income	$747	$531	$1,453	$952
Decrease in unrealized gains on securities available-for-sale	(14)	(43)	(10)	(40)
Increase (decrease) in unrealized gains on cash flow hedges	8	(19)	11	(20)
Comprehensive income, net of income taxes	$741	$469	$1,454	$892

Derivative Instruments

Our derivative instruments, designated as cash flow hedges, consist of foreign currency exchange options and marketable equity collars. At June 30, 2007, estimated net gains expected to be reclassified from accumulated OCI to “other income, net” during the next year are $8 million.

Note 2.	Employee Stock-Based Compensation

Stock-Based Compensation Expense under FAS 123R

Employee stock-based compensation expense was calculated based on awards ultimately expected to vest and has been reduced for estimated forfeitures. FAS No. 123(R), “Share-Based Payment” (FAS 123R), requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Employee stock-based compensation expense recognized under FAS 123R was as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Cost of sales	$16	$–	$33	$–
Research and development	39	34	77	67
Marketing, general and administrative	47	41	93	82
Total employee stock-based compensation expense	$102	$75	$203	$149

As of June 30, 2007, total compensation cost related to unvested stock options not yet recognized was $667 million, which is expected to be allocated to expense and production costs over a weighted-average period of 30 months.

The carrying value of inventory on our Condensed Consolidated Balance Sheets as of June 30, 2007 and 2006 includes employee stock-based compensation costs of $75 million and $33 million, respectively. During the second quarter and first six months of 2007, $16 million and $33 million, respectively, of previously capitalized employee stock-based compensation costs were recognized in cost of sales. Substantially all of the products sold during the first six months of 2006 were manufactured in previous periods when we did not include employee stock-based compensation expense in our production costs.

Valuation Assumptions

The employee stock-based compensation expense recognized under FAS 123R was determined using the Black-Scholes option valuation model. Option valuation models require the input of subjective assumptions, and these assumptions can vary over time. The weighted-average assumptions used were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Risk-free interest rate	4.8%	4.9%	4.7%	4.8%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	27.0%	29.0%	27.0%	29.0%
Expected term (years)	4.6	4.2	4.6	4.2

Due to the redemption of our Special Common Stock in June 1999 by Roche Holdings, Inc. (RHI), there is limited historical information available to support our estimate of certain assumptions required to value our employee stock options and the stock issued under our employee stock purchase plan. In developing our estimate of expected term, we have determined that our historical stock option exercise experience is a relevant indicator of future exercise patterns. We also take into account other available information, including industry averages. We primarily base our determination of expected volatility on our assessment of the implied volatility of our Common Stock. Implied volatility is the volatility assumption inherent in the market prices of a company’s traded options.

Note 3.	Condensed Consolidated Financial Statement Detail

Inventories

The components of inventories were as follows (in millions):

	June 30, 2007	December 31, 2006
Raw materials and supplies	$123	$116
Work in process	883	818
Finished goods	359	244
Total	$1,365	$1,178

Note 4.	Contingencies

We are a party to various legal proceedings, including patent infringement litigation and licensing and contract disputes, and other matters.

On October 4, 2004, we received a subpoena from the U.S. Department of Justice, requesting documents related to the promotion of Rituxan, a prescription treatment now approved for five indications. We are cooperating with the associated investigation, which is both civil and criminal in nature, and through counsel we are having discussions with government representatives about the status of their investigation and Genentech’s views on this matter. The government has called, and may continue to call, former and current Genentech employees to appear before a grand jury in connection with this investigation. The outcome of this matter cannot be determined at this time.

On July 29, 2005, a former Genentech employee, whose employment ended in April 2005, filed a qui tam complaint under seal in the United States District Court for the District of Maine against Genentech and Biogen Idec Inc., alleging violations of the False Claims Act and retaliatory discharge of employment. On December 20, 2005, the United States filed notice of its election to decline intervention in the lawsuit. The complaint was subsequently unsealed and we were served on January 5, 2006. Genentech filed a motion to dismiss the complaint and on December 14, 2006, the Magistrate Judge assigned to the case issued a Recommended Decision on that motion, which is subject to review by the District Court Judge. The Magistrate Judge recommended that the False Claims Act portion of the complaint be dismissed, leaving as the only remaining claim against Genentech the plaintiff’s retaliatory discharge claim. Plaintiff, Biogen Idec, and Genentech each subsequently filed objections with the District Court Judge concerning certain aspects of the Magistrate Judge’s Recommended Decision. On July 24, 2007, the District Court Judge affirmed the dismissal of both claims relating to the False Claims Act but denied Genentech’s motion to dismiss plaintiff’s federal retaliatory discharge claim and granted plaintiff’s motion for leave to file a Second Amended Complaint asserting an additional state law employment claim. The outcome of this matter cannot be determined at this time.

We and the City of Hope National Medical Center (COH) are parties to a 1976 agreement related to work conducted by two COH employees, Arthur Riggs and Keiichi Itakura, and patents that resulted from that work, which are referred to as the “Riggs/Itakura Patents.” Since that time, we have entered into license agreements with various companies to manufacture, use, and sell the products covered by the Riggs/Itakura Patents. On August 13, 1999, the COH filed a complaint against us in the Superior Court in Los Angeles County, California, alleging that we owe royalties to the COH in connection with these license agreements, as well as product license agreements that involve the grant of licenses under the Riggs/Itakura Patents. On June 10, 2002, a jury voted to award the COH approximately $300 million in compensatory damages. On June 24, 2002, a jury voted to award the COH an additional $200 million in punitive damages. Such amounts were accrued as an expense in the second quarter of 2002 and are included in the accompanying Condensed Consolidated Balance Sheets in “litigation-related and other long-term liabilities” at June 30, 2007 and December 31, 2006. We filed a notice of appeal of the verdict and damages awards with the California Court of Appeal. On October 21, 2004, the California Court of Appeal affirmed the verdict and damages awards in all respects. On November 22, 2004, the California Court of Appeal modified its opinion without changing the verdict and denied Genentech’s request for rehearing. On November 24, 2004, we filed a petition seeking review by the California Supreme Court. On February 2, 2005, the California Supreme Court granted that petition. The appeal to the California Supreme Court has been fully briefed, and we are waiting to be assigned an oral argument date. The amount of cash paid, if any, or the timing of such payment in connection with the COH matter will depend on the outcome of the California Supreme Court’s review of the matter. It may take longer than one year to resolve the matter.

We recorded accrued interest and bond costs related to the COH trial judgment of $13 million for the second quarter of 2007 and $14 million for the second quarter of 2006, and $26 million for the first six months of 2007 and $27 million for the first six months of 2006. In conjunction with the COH judgment, we posted a surety bond and were required to pledge cash and investments of $788 million at June 30, 2007 and December 31, 2006 to secure the bond. These amounts are reflected in “restricted cash and investments” in the accompanying Condensed Consolidated Balance Sheets. We expect that we will continue to incur interest charges on the judgment and service fees on the surety bond each quarter through the process of appealing the COH trial results.

On April 11, 2003, MedImmune, Inc. filed a lawsuit against Genentech, COH, and Celltech R & D Ltd. in the U.S. District Court for the Central District of California (Los Angeles). The lawsuit relates to U.S. Patent No. 6,331,415 (the Cabilly patent) that we co-own with COH and under which MedImmune and other companies have been licensed and are paying royalties to us. The lawsuit includes claims for violation of antitrust, patent, and unfair competition laws. MedImmune is seeking a ruling that the Cabilly patent is invalid and/or unenforceable, a determination that MedImmune does not owe royalties under the Cabilly patent on sales of its Synagis® antibody product, an injunction to prevent us from enforcing the Cabilly patent, an award of actual and exemplary damages, and other relief. On January 14, 2004 (amending a December 23, 2003 order), the U.S. District Court granted summary judgment in our favor on all of MedImmune’s antitrust and unfair competition claims. On April 23, 2004, the District Court granted our motion to dismiss all remaining claims in the case. On October 18, 2005, the U.S. Court of Appeals for the Federal Circuit affirmed the judgment of the District Court in all respects. MedImmune filed a petition for certiorari with the United States Supreme Court on November 10, 2005, seeking review of the decision to dismiss certain of its claims. The Supreme Court granted MedImmune’s petition, and the oral argument of this case before the Supreme Court occurred on October 4, 2006. On January 9, 2007, the Supreme Court issued a decision reversing the Federal Circuit’s decision and remanding the case to the lower courts for further proceedings in connection with the patent and contract claims. The trial of this matter has been scheduled for June 23, 2008. The outcome of this matter cannot be determined at this time.

On May 13, 2005, a request was filed by a third party for reexamination of the Cabilly patent. The request sought reexamination on the basis of non-statutory double patenting over U.S. Patent No. 4,816,567. On July 7, 2005, the U.S. Patent and Trademark Office (Patent Office) ordered reexamination of the Cabilly patent. On September 13, 2005, the Patent Office mailed an initial non-final Patent Office action rejecting the claims of the Cabilly patent. We filed our response to the Patent Office action on November 25, 2005. On December 23, 2005, a second request for reexamination of the Cabilly patent was filed by another third party, and on January 23, 2006, the Patent Office granted that request. On June 6, 2006, the two reexaminations were merged into one proceeding. On August 16, 2006, the Patent Office mailed a non-final Patent Office action in the merged proceeding, rejecting the claims of the Cabilly patent based on issues raised in the two reexamination requests. We filed our response to the Patent Office action on October 30, 2006. On February 16, 2007, the Patent Office mailed a final Patent Office action rejecting all 36 claims of the Cabilly patent. We responded to the final Patent Office action on May 21, 2007 and requested continued reexamination. On May 31, 2007, the Patent Office granted the request for continued reexamination, and in doing so withdrew the finality of the February 2007 Patent Office action and agreed to treat our May 21, 2007 filing as a response to a first Patent Office action. The Cabilly patent, which expires in 2018, relates to methods that we and others use to make certain antibodies or antibody fragments, as well as cells and DNA used in these methods. We have licensed the Cabilly patent to other companies and derive significant royalties from those licenses. The claims of the Cabilly patent remain valid and enforceable throughout the reexamination and appeals processes. Because the above-described proceeding is ongoing, the outcome of this matter cannot be determined at this time.

In 2006, we made development decisions involving our humanized anti-CD20 program, and our collaborator, Biogen Idec, disagreed with certain of our development decisions related to humanized anti-CD20 products. Under our 2003 collaboration agreement with Biogen Idec, we believe that we are permitted under the agreement to proceed with further trials of certain humanized anti-CD20 antibodies, and Biogen Idec disagreed with our position. The disputed issues have been submitted to arbitration. In the arbitration, Biogen Idec filed motions for a preliminary injunction and summary judgment seeking to stop us from proceeding with certain development activities, including planned clinical trials. On April 20, 2007, the arbitration panel denied both Biogen Idec’s motion for a preliminary injunction and Biogen Idec’s motion for summary judgment. Resolution of the arbitration could require that both parties agree to certain development decisions before moving forward with humanized anti-CD20 antibody clinical trials, and possibly clinical trials of other collaboration products, including Rituxan, in which case we may have to alter or cancel planned trials in order to obtain Biogen Idec’s approval. The hearing of this matter is scheduled to begin in June 2008. We expect a final decision by the arbitrators by approximately the end of 2008 unless the parties are able to resolve the matter earlier through settlement discussions or otherwise. The outcome of this matter cannot be determined at this time.

Note 5.	Relationship with Roche Holdings, Inc. and Related Party Transactions

Roche Holdings, Inc.’s Ability to Maintain Percentage Ownership Interest in Our Stock

We issue shares of Common Stock in connection with our stock option and stock purchase plans, and we may issue additional shares for other purposes. Our affiliation agreement with RHI provides, among other things, that with respect to any issuance of our Common Stock in the future, we will repurchase a sufficient number of shares so that immediately after such issuance, the percentage of our Common Stock owned by RHI will be no lower than 2% below the “Minimum Percentage” (subject to certain conditions). The Minimum Percentage equals the lowest number of shares of Genentech Common Stock owned by RHI since the July 1999 offering (to be adjusted in the future for dispositions of shares of Genentech Common Stock by RHI as well as for stock splits or stock combinations) divided by 1,018,388,704 (to be adjusted in the future for stock splits or stock combinations), which is the number of shares of Genentech Common Stock outstanding at the time of the July 1999 offering, adjusted for stock splits. We have repurchased shares of our Common Stock since 2001. The affiliation agreement also provides that upon RHI’s request, we will repurchase shares of our Common Stock to increase RHI’s ownership to the Minimum Percentage. In addition, RHI will have a continuing option to buy stock from us at prevailing market prices to maintain its percentage ownership interest. Under the terms of the affiliation agreement, RHI’s Minimum Percentage is 57.7%, and RHI’s ownership percentage is to be no lower than 55.7%. At June 30, 2007, RHI’s ownership percentage was 55.8%.

Related Party Transactions

We enter into transactions with our related parties, Roche Holding AG and affiliates (Roche) and Novartis AG and other Novartis affiliates (Novartis). The accounting policies that we apply to our transactions with our related parties are consistent with those applied in transactions with independent third parties.

In our royalty and supply arrangements with related parties, we are the principal, as defined under EITF Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent” (EITF 99-19), because we bear the manufacturing risk, general inventory risk, and the risk to defend our intellectual property. For circumstances in which we are the principal in the transaction, we record the transaction on a gross basis in accordance with EITF 99-19. Otherwise, our transactions are recorded on a net basis.

Roche

Under our existing arrangements with Roche, including our licensing and marketing agreements, we recognized the following amounts (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Product sales to Roche	$253	$73	$516	$131

Royalties earned from Roche	$283	$207	$538	$373

Contract revenue from Roche	$30	$21	$60	$40

Cost of sales on product sales to Roche	$137	$64	$258	$113

Research and development (R&D) expenses incurred on joint development projects with Roche	$70	$53	$128	$95

R&D expenses are partially reimbursable to us by Roche. In addition, these amounts include R&D expenses resulting from the net settlement of amounts we owed to Roche on R&D expenses that Roche incurred on joint development projects, less amounts reimbursable to us by Roche on these respective projects.

Novartis

Based on information available to us at the time of filing this Form 10-Q, we believe that Novartis holds approximately 33.3 percent of the outstanding voting shares of Roche Holding AG. As a result of this ownership, Novartis is deemed to have an indirect beneficial ownership interest under FAS 57, “Related Party Disclosures,” of more than 10 percent of our voting stock.

We have an agreement with Novartis Pharma AG (a wholly owned subsidiary of Novartis AG) under which Novartis Pharma AG has the exclusive right to develop and market Lucentis outside the U.S. for indications related to diseases or disorders of the eye. As part of this agreement, the parties will share the cost of certain of our ongoing development expenses for Lucentis. Novartis Pharma AG makes royalty payments to us on sales of Lucentis outside the U.S.

We, along with Novartis Pharma AG, are co-developing Xolair in the U.S., and we and Novartis are co-promoting Xolair in the U.S. We record all sales and cost of sales in the U.S., and Novartis markets the product in and records all sales and cost of sales in Europe. We and Novartis share the resulting U.S. and European operating profits, respectively, according to prescribed profit sharing percentages, and our U.S. and European profit sharing expenses are recorded as collaboration profit sharing expense.

Under our existing arrangements with Novartis, we recognized the following amounts (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Product sales to Novartis	$3	$2	$6	$2

Royalties earned from Novartis	$13	$–	$19	$–

Contract revenue from Novartis	$4	$13	$44	$23

Cost of sales on product sales to Novartis	$3	$1	$7	$2

R&D expenses incurred on joint development projects with Novartis	$9	$12	$19	$22

Collaboration profit sharing expense to Novartis	$49	$48	$96	$91

Contract revenue in the first six months of 2007 included a $30 million milestone payment from Novartis Pharma AG for European Union approval of Lucentis for the treatment of neovascular (wet) age-related macular degeneration.

R&D expenses are partially reimbursable to us by Novartis. In addition, these amounts include R&D expenses resulting from the net settlement of amounts we owed to Novartis on R&D expenses that Novartis incurred on joint development projects, less amounts reimbursable to us by Novartis on these respective projects.

Note 6.	Income Taxes

The effective income tax rate was 37% in the second quarter and in the first six months of 2007, compared to 38% in the second quarter and in the first six months of 2006. The decrease in the income tax rate is primarily due to the extension of the federal R&D tax credit and an increase in the domestic manufacturing deduction in 2007.

Note 7.	Subsequent Event

On August 2, 2007, we acquired 100% of the shares of Tanox, Inc., a publicly held company based in Houston, Texas, specializing in the discovery of biotherapeutics based on monoclonal antibody technology, for $20 per share for a total cash value of approximately $919 million, including estimated transaction costs. We expect to complete the purchase price allocation for this acquisition pending the receipt of final asset appraisals and the completion of certain other analyses in the third quarter of 2007.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Genentech, Inc.

We have reviewed the condensed consolidated balance sheet of Genentech, Inc. as of June 30, 2007, and the related condensed consolidated statements of income for the three-month and six-month periods ended June 30, 2007 and 2006, and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 2007 and 2006. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Genentech, Inc. as of December 31, 2006, and the related consolidated statements of income, stockholders’ equity, and cash flows for the year then ended, not presented herein, and in our report dated February 5, 2007, we expressed an unqualified opinion on those consolidated financial statements including an explanatory paragraph relating to the change in method of accounting for stock-based compensation in accordance with guidance provided in Statement of Financial Accounting Standards No. 123(R), “Share-based Payment.” In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2006, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP

Palo Alto, California
July 20, 2007,
except for Note 7, as to which the date is
August 2, 2007

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

Major Developments in the Second Quarter of 2007

We primarily earn revenue and income and generate cash from product sales and royalty revenue. In the second quarter of 2007, our total operating revenue was $3,004 million, an increase of 37% from $2,199 million in the second quarter of 2006. Our net income for the second quarter of 2007 was $747 million, an increase of 41% from $531 million in the second quarter of 2006. In the first six months of 2007, our total operating revenue was $5,847 million, an increase of 40% from $4,185 million in the first six months of 2006. Our net income for the first six months of 2007 was $1,453 million, an increase of 53% from $952 million in the first six months of 2006.

In June 2007, we submitted two supplemental Biologic License Applications (sBLAs) with the United States (U.S.) Food and Drug Administration (FDA) for the use of Herceptin in combination with a chemotherapy regimen containing doxorubicin, cyclophosphamide, and Taxotere and in combination with a non-anthracycline chemotherapy regimen consisting of Taxotere and carboplatin based on data from the BCIRG-006 trial.

On June 26, 2007, we entered into a collaboration agreement with Abbott Laboratories for the global research, development, and commercialization of two of Abbott’s investigational anti-cancer, small molecule compounds: ABT-263 and ABT-869. ABT-263 is currently in Phase I clinical trials and we, in collaboration with Abbott, are planning to initiate Phase II trials with ABT-869 in solid tumor types in the second half of 2007.

During the second quarter of 2007, we achieved four manufacturing milestones: (i) we received FDA licensure of our Oceanside, California manufacturing facility to produce bulk Avastin, (ii) we received approval for a new aseptic fill-finish line in South San Francisco, California; (iii) we broke ground on our E. coli production facility in Singapore, and (iv) we achieved mechanical completion of our second manufacturing facility in Vacaville, California, for which we continue to anticipate licensure in 2009.

On August 2, 2007, we acquired 100% of the shares of Tanox, Inc. for $20 per share for a total cash value of approximately $919 million, including estimated transaction costs. We expect to complete the purchase price allocation for this acquisition pending the receipt of final asset appraisals and the completion of certain other analyses in the third quarter of 2007.

Our Strategy and Goals

As announced in 2006, our business objectives for the years 2006 through 2010 include bringing at least 20 new molecules into clinical development, bringing at least 15 major new products or indications onto the market, becoming the number one U.S. oncology company in sales, and achieving certain financial growth measures. These objectives are reflected in our revised Horizon 2010 strategy and goals summarized on our website at www.gene.com/gene/about/corporate/growthstrategy.

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
  Our long-term business growth depends upon our ability to continue to successfully develop and commercialize important novel therapeutics to treat unmet medical needs, such as cancer, as well as our ability to in-license product candidates. We recognize that the successful development of biotherapeutics is highly difficult and uncertain, and that it will be challenging for us to continue to discover and develop innovative treatments. Our business requires significant investment in research and development (R&D) over many years, often for products that fail during the R&D process. Once a product receives FDA approval, it remains subject to ongoing FDA regulation, including changes to the product label, new or revised regulatory requirements for manufacturing practices, written advisement to physicians, and/or product recalls or withdrawals.
  Our near-term growth will depend on our ability to execute on recent product approvals, including Lucentis for the treatment of neovascular (wet) age-related macular degeneration (AMD) and Avastin for the treatment of non-small cell lung cancer, and to successfully obtain FDA approvals for potential new indications for our existing products such as Avastin for the treatment of metastatic breast cancer and anti-CD20 molecules for the treatment of immunological disorders.
  Our business model requires appropriate pricing and reimbursement for our products, to offset the costs and risks of drug development. The pricing of our products has received negative press coverage and public scrutiny. We will continue to meet with patient groups, payers, and other stakeholders in the healthcare system to understand their issues and concerns. The reimbursement environment for our products may change in the future and become more challenging.
  As the Medicare and Medicaid programs are the largest payers for our products, rules related to coverage and reimbursement continue to represent an important issue for our business. New regulations related to hospital and physician payment continue to be implemented annually. To date, we have not seen any detectable effects of the new rules on our product sales.
  Intellectual property protection of our products is crucial to our business. Loss of effective intellectual property protection on one or more products could result in lost sales to competing products and may negatively affect our sales, royalty revenue, and operating results. We are often involved in disputes over contracts and intellectual property, and we work to resolve these disputes in confidential negotiations or litigation. We expect legal challenges in this area to continue. We plan to continue to build upon and defend our intellectual property position.

  Manufacturing biotherapeutics is difficult and complex, and requires facilities specifically designed and validated to run biotechnology production processes. The manufacture of a biotherapeutic requires developing and maintaining a process to reliably manufacture and formulate the product at an appropriate scale, obtaining regulatory approval to manufacture the product, and is subject to changes in regulatory requirements or standards that may require modifications to the manufacturing process. Additionally, we may have an excess of available capacity, which could lead to an idling of a portion of our manufacturing facilities and incurring unabsorbed or idle plant charges, or other excess capacity charges, resulting in an increase in our cost of sales.
  Our ability to attract and retain highly qualified and talented people in all areas of the company, and our ability to maintain our unique culture, will be critical to our success over the long-term. We are working diligently across the company to make sure that we successfully hire, train, and integrate new employees into the Genentech culture and environment.

Marketed Products

We commercialize in the U.S. the biotechnology products listed below:

Avastin (bevacizumab) is an anti-VEGF humanized antibody approved for use in combination with intravenous 5-fluorouracil-based chemotherapy as a treatment for patients with first- or second-line metastatic cancer of the colon or rectum. It is also approved for use in combination with carboplatin and paclitaxel chemotherapy for the first-line treatment of unresectable, locally advanced, recurrent or metastatic non-squamous, non-small cell lung cancer.

Rituxan (rituximab) is an anti-CD20 antibody that we commercialize with Biogen Idec, Inc. It is approved for:
  The treatment of patients with relapsed or refractory, low-grade or follicular, CD20-positive, B-cell non-Hodgkin’s lymphoma, including retreatment and bulky disease;
  The first-line treatment of patients with diffuse large B-cell, CD20-positive, non-Hodgkin’s lymphoma in combination with CHOP (cyclophosphamide, doxorubicin, vincristine, and prednisone) or other anthracycline-based chemotherapy;
  The first-line treatment of patients with follicular, CD20-positive, B-cell non-Hodgkin’s lymphoma in combination with cyclophosphamide, vincristine, and prednisone (CVP) chemotherapy regimens;
  The treatment of low-grade, CD20-positive, B-cell non-Hodgkin’s lymphoma in patients with stable disease or who achieve a partial or complete response following first-line treatment with CVP chemotherapy; and
  Use in combination with methotrexate for reducing signs and symptoms in adult patients with moderately to severely active rheumatoid arthritis (RA) who have had an inadequate response to one or more tumor necrosis factor antagonist therapies.
Herceptin (trastuzumab) is a humanized anti-HER2 antibody approved for use as an adjuvant treatment of node-positive breast cancer as part of a treatment regimen containing doxorubicin, cyclophosphamide, and paclitaxel for patients who have tumors that overexpress the human epidermal growth factor receptor 2 (HER2) protein. It is also approved for use as a first-line therapy in combination with paclitaxel and as a single agent in second- and third-line therapy for patients with HER2-positive metastatic breast cancer.

Lucentis (ranibizumab) is an anti-VEGF antibody fragment approved for the treatment of neovascular (wet) age-related macular degeneration.

Xolair (omalizumab) is a humanized anti-IgE antibody, which we commercialize with Novartis Pharma AG (Novartis). Xolair is approved for adults and adolescents (age 12 or older) with moderate to severe persistent asthma who have a positive skin test or in vitro reactivity to a perennial aeroallergen and whose symptoms are inadequately controlled with inhaled corticosteroids.

Tarceva (erlotinib), which we commercialize with OSI Pharmaceuticals, Inc., is a small-molecule tyrosine kinase inhibitor of the HER1/epidermal growth factor receptor (EGFR) signaling pathway. Tarceva is approved for the treatment of patients with locally advanced or metastatic non-small cell lung cancer after failure of at least one prior chemotherapy regimen. It is also approved, in combination with gemcitabine chemotherapy, for the first-line treatment of patients with locally advanced, unresectable, or metastatic pancreatic cancer.

Nutropin (somatropin [rDNA origin] for injection) and Nutropin AQ are growth hormone products approved for the treatment of growth hormone deficiency in children and adults, growth failure associated with chronic renal insufficiency prior to kidney transplantation, short stature associated with Turner syndrome, and long-term treatment of idiopathic short stature.

Activase (alteplase, recombinant) is a tissue plasminogen activator (t-PA) approved for the treatment of acute myocardial infarction (heart attack), acute ischemic stroke (blood clots in the brain) within three hours of the onset of symptoms, and acute massive pulmonary embolism (blood clots in the lungs).

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

Licensed Products

We receive royalty revenue from various licensees, including significant royalty revenue from Roche Holding AG and affiliates (Roche) on sales of:
  Herceptin, Pulmozyme, and Avastin outside the U.S.;
  Rituxan outside the U.S., excluding Japan; and
  Nutropin products, Activase, and TNKase in Canada.
See Note 4, “Contingencies,” in the Notes to Condensed Consolidated Financial Statements of Part I, Item 1 of this Form 10-Q for information regarding certain patent-related legal proceedings.

Available Information

The following information is found on our website at www.gene.com, or can be obtained free of charge by contacting our Investor Relations Department at (650) 225-1599 or sending an e-mail message to investor.relations@gene.com:
  Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission;

  Our policies related to corporate governance, including our Principles of Corporate Governance, Good Operating Principles, and our Code of Ethics, which apply to our Chief Executive Officer, Chief Financial Officer, and senior financial officials; and
  The charters of the Audit Committee and the Compensation Committee of our Board of Directors.
Critical Accounting Policies and the Use of Estimates

The accompanying discussion and analysis of our financial condition and results of operations are based on our Condensed Consolidated Financial Statements and the related disclosures, which have been prepared in accordance with U.S. generally accepted accounting principles (GAAP). The preparation of these Condensed Consolidated Financial Statements requires management to make estimates, assumptions, and judgments that affect the reported amounts in our Condensed Consolidated Financial Statements and accompanying notes. These estimates form the basis for making judgments about the carrying values of assets and liabilities. We base our estimates and judgments on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, and we have established internal controls related to the preparation of these estimates. Actual results and the timing of the results could differ materially from these estimates.

We believe the following policies to be critical to understanding our financial condition, results of operations, and expectations for 2007, because these policies require management to make significant estimates, assumptions, and judgments about matters that are inherently uncertain.

Contingencies

We are currently, and have been, involved in certain legal proceedings, including patent infringement litigation. We are also involved in licensing and contract disputes, and other matters. See Note 4, “Contingencies,” in the Notes to Condensed Consolidated Financial Statements of Part I, Item 1 of this Form 10-Q for further information on these matters. We assess the likelihood of any adverse judgments or outcomes for these legal matters as well as potential ranges of probable losses. We record an estimated loss as a charge to income if we determine that, based on information available at the time, the loss is probable and the amount of loss can be reasonably estimated. Included in “litigation-related and other long-term liabilities” in the accompanying Condensed Consolidated Balance Sheet at June 30, 2007 is $751 million, which represents our estimate of the costs for the current resolution of the City of Hope National Medical Center (COH) matter. The nature of these matters is highly uncertain and subject to change; as a result, the amount of our liability for certain of these matters could exceed or be less than the amount of our current estimates, depending on the final outcome of these matters. An outcome of such matters that is different from previously estimated could have a material effect on our financial position or our results of operations in any one quarter.

Revenue Recognition – Avastin U.S. Product Sales

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

In order to make our estimate of the amount of free Avastin to be provided to patients under the program, we need to estimate several factors, most notably: the number of patients who are currently being treated for FDA-approved indications and the start date for their treatment regimen, the extent to which doctors and patients may elect to enroll in the program, the number of patients who will meet the financial eligibility requirements of the program, and the duration and extent of treatment for the FDA-approved indications, among other factors. We have based our enrollment assumptions on physician surveys and other information that we consider relevant. We will continue to update our estimates in each reporting period as new information becomes available. If the actual results underlying this deferred revenue accounting vary significantly from our estimates, we will need to make adjustments to these estimates, which could have a material effect on revenue and earnings in the period of adjustment. Based on these estimates, we defer a portion of Avastin revenue on product vials sold through normal commercial channels. The deferred revenue will be recognized as free Avastin vials are delivered. In the first six months of 2007, we deferred a net amount of approximately $3 million of our Avastin sales, resulting in a total deferred revenue liability in connection with the Avastin Patient Assistance Program of $12 million in our Condensed Consolidated Balance Sheet at June 30, 2007.

Product Sales Allowances

Revenue from U.S. product sales is recorded net of allowances and accruals for rebates, healthcare provider contractual chargebacks, prompt-pay sales discounts, product returns, and wholesaler inventory management allowances, all of which are established at the time of sale. Sales allowances and accruals are based on estimates of the amounts earned or to be claimed on the related sales. The amounts reflected in our Condensed Consolidated Statements of Income as product sales allowances have been relatively consistent at approximately six to eight percent of gross sales. In order to prepare our Condensed Consolidated Financial Statements, we are required to make estimates regarding the amounts earned or to be claimed on the related product sales.

Definitions for the product sales allowance types are as follows:
  Rebate allowances and accruals comprise both direct and indirect rebates. Direct rebates are contractual price adjustments payable to direct customers, mainly to wholesalers and specialty pharmacies that purchase products directly from us. Indirect rebates are contractual price adjustments payable to healthcare providers and organizations such as clinics, hospitals, pharmacies, Medicaid, and group purchasing organizations that do not purchase products directly from us;
  Prompt-pay sales discounts are credits granted to wholesalers for remitting payment on their purchases within established cash payment incentive periods;
  Product return allowances are established in accordance with our Product Returns Policy. Our returns policy allows product returns within the period beginning two months prior to and six months following product expiration;
  Wholesaler inventory management allowances are credits granted to wholesalers for compliance with various contractually defined inventory management programs. These programs were created to align purchases with underlying demand for our products and to maintain consistent inventory levels, typically at two to three weeks of sales depending on the product; and
  Healthcare provider contractual chargebacks are the result of contractual commitments by us to provide products to healthcare providers at specified prices or discounts.
We believe that our estimates related to product returns allowances and wholesaler inventory management payments are not material amounts, based on the historical levels of credits and allowances as a percentage of product sales. We believe that our estimates related to healthcare provider contractual chargebacks and prompt-pay sales discounts do not have a high degree of estimation complexity or uncertainty, as the related amounts are settled within a short period of time. We consider rebate allowances and accruals to be the only estimations that involve material amounts and require a higher degree of subjectivity and judgment necessary. As a result of the uncertainties involved in estimating rebate allowances and accruals, there is a likelihood that materially different amounts could be reported under different conditions or using different assumptions.

Our rebates are based on definitive agreements or legal requirements (such as Medicaid). These rebates are primarily estimated using historical and other data, including patient usage, customer buying patterns, applicable contractual rebate rates, and contract performance by the benefit providers. Direct rebates are accrued at the time of sale and recorded as allowances against trade accounts receivable; indirect (including Medicaid) rebates are accrued at the time of sale and recorded as liabilities. Rebate estimates are evaluated quarterly and may require changes to better align our estimates with actual results. As part of this evaluation, we review changes to Medicaid legislation, changes to state rebate contracts, changes in the level of discounts, and significant changes in product sales trends. Although rebates are accrued at the time of sale, rebates are typically paid out, on average, up to six months after the sale. We believe that our rebate allowances and accruals estimation process provides a high degree of confidence in the amounts established and that the annual allowance amounts provided for would not vary by more than approximately 3% based on our estimate that our changes in rebate allowances and accruals estimates related to prior years have not exceeded 3%. To illustrate our sensitivity to changes in the rebate allowances and accruals process, as much as a 10% change in our annualized rebate allowances and accruals provision experienced to date in 2007 (which is in excess of three times the level of variability that we reasonably expect to observe for rebates) would have an approximate $18 million effect on our income before taxes (or approximately $0.01 per share after taxes). The total rebate allowances and accruals recorded in our Condensed Consolidated Balance Sheet were $61 million as of June 30, 2007.

All of the aforementioned categories of allowances and accruals are evaluated quarterly and adjusted when trends or significant events indicate that a change in estimate is appropriate. Such changes in estimate could materially affect our results of operations or financial position; however, to date they have not been material. It is possible that we may need to adjust our estimates in future periods. As of June 30, 2007, our Condensed Consolidated Balance Sheet reflected estimated product sales allowance reserves and accruals totaling approximately $158 million.

Royalties

For substantially all of our agreements with licensees, we estimate royalty revenue and royalty receivables in the period the royalties are earned, which is in advance of collection. Our estimates of royalty revenue and receivables in those instances are based on communication with some licensees, historical information, forecasted sales trends, and collectibility. Differences between actual royalty revenue and estimated royalty revenue are adjusted for in the period in which they become known, typically the following quarter. If the collectibility of a royalty amount is doubtful, royalty revenue is not recorded. In the case of a receivable related to previously recognized royalty revenue that is subsequently determined to be uncollectible, the receivable is reserved for in the period in which the circumstances that make collectibility doubtful are determined. Historically, adjustments to our royalty receivables have not been material to our consolidated financial condition or results of operations.

We have confidential licensing agreements with a number of companies on U.S. Patent No. 6,331,415 (the Cabilly patent), under which we receive royalty revenue on sales of products that are covered by the patent. The Cabilly patent, which expires in 2018, relates to methods that we and others use to make certain antibodies or antibody fragments, as well as cells and DNA used in these methods. The U.S. Patent and Trademark Office (Patent Office) is performing a reexamination of the patent and on February 16, 2007 issued a final Patent Office action rejecting all 36 claims of the Cabilly patent. We responded to the final Patent Office action on May 21, 2007 and requested continued reexamination. On May 31, 2007, the Patent Office granted the request for continued reexamination, and in so doing withdrew the finality of the February 2007 Patent Office action and agreed to treat our May 21, 2007 filing as a response to a first Patent Office action. The claims of the patent remain valid and enforceable throughout the reexamination and appeals processes. See also Note 4, “Contingencies,” in the Notes to Condensed Consolidated Financial Statements of Part I, Item 1 of this Form 10-Q for further information on our Cabilly patent reexamination.

Cabilly patent royalties are generally due 60 days after the end of the quarter. Additionally, we pay COH a percentage of our Cabilly patent royalty revenue 60 days after the quarter in which we receive payments from our licensees. As of June 30, 2007, our Condensed Consolidated Balance Sheet included Cabilly patent receivables totaling approximately $48 million and the related COH payable totaling approximately $18 million.

Income Taxes

Income tax provision is based on income before taxes and is computed using the liability method. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using tax rates projected to be in effect for the year in which the differences are expected to reverse. Significant estimates are required in determining our provision for income taxes. Some of these estimates are based on interpretations of existing tax laws or regulations. Various internal and external factors may have favorable or unfavorable effects on our future effective income tax rate. These factors include, but are not limited to, changes in tax laws, regulations and/or rates, changing interpretations of existing tax laws or regulations, changes in estimates of prior years’ items, past and future levels of R&D spending, acquisitions, and changes in overall levels of income before taxes.

On January 1, 2007, we adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). As a result of the implementation of FIN 48, we evaluated our income tax position and reclassified $147 million of unrecognized tax benefits from current liabilities to long-term liabilities as of January 1, 2007, and we also reclassified the balance as of December 31, 2006, for consistency, in the accompanying Condensed Consolidated Balance Sheets.

Inventories

Inventories may include currently marketed products manufactured under a new process or at facilities awaiting regulatory licensure. These inventories are capitalized based on management’s judgment of probable near-term regulatory licensure. The valuation of inventory requires us to estimate the value of inventory that may expire prior to use or that may fail to be released for commercial sale. The determination of obsolete inventory requires us to estimate the future demands for our products, and in the case of pre-approval inventories, to estimate the regulatory approval date for the product or for the licensure of either the manufacturing facility or the new manufacturing process. We may be required to expense previously capitalized inventory costs upon a change in our estimate, due to, among other potential factors, the denial or delay of approval of a product or the licensure of either a manufacturing facility or a new manufacturing process by the necessary regulatory bodies, or new information that suggests that the inventory will not be saleable.

Employee Stock-Based Compensation

Under the provisions of Statement of Financial Accounting Standards (FAS) No. 123(R), “Share-Based Payment” (FAS 123R), employee stock-based compensation is estimated at the date of grant based on the employee stock award’s fair value using the Black-Scholes option-pricing model and is recognized as expense ratably over the requisite service period in a manner similar to other forms of compensation paid to employees. The Black-Scholes option-pricing model requires the use of certain subjective assumptions. The most significant of these assumptions are our estimates of the expected volatility of the market price of our stock and the expected term of the award. Due to the redemption of our Special Common Stock in June 1999 (Redemption) by Roche Holdings, Inc. (RHI), there is limited historical information available to support our estimate of certain assumptions required to value our stock options. When establishing an estimate of the expected term of an award, we consider the vesting period for the award, our recent historical experience of employee stock option exercises (including forfeitures), the expected volatility, and a comparison to relevant peer group data. As required under the accounting rules, we review our valuation assumptions at each grant date, and, as a result, our valuation assumptions used to value employee stock-based awards granted in future periods may change. See also Note 2, “Employee Stock-Based Compensation,” in the Notes to Condensed Consolidated Financial Statements of Part I, Item 1 of this Form 10-Q for further information.

Results of Operations
(In millions, except per share amounts)

	Three Months Ended June 30,			Six Months Ended June 30,
	2007	2006	% Change	2007	2006	% Change
Product sales	$2,443	$1,810	35%	$4,773	$3,454	38%
Royalties	484	316	53	903	602	50
Contract revenue	77	73	5	171	129	33
Total operating revenue	3,004	2,199	37	5,847	4,185	40

Cost of sales	429	284	51	821	546	50
Research and development	603	390	55	1,213	764	59
Marketing, general and administrative	532	471	13	1,023	912	12
Collaboration profit sharing	277	259	7	529	485	9
Recurring charges related to redemption	26	26	–	52	52	–
Special items: litigation-related	13	14	(7)	26	27	(4)
Total costs and expenses	1,880	1,444	30	3,664	2,786	32

Operating income	1,124	755	49	2,183	1,399	56

Other income (expense):
Interest and other income, net	75	121	(38)	149	174	(14)
Interest expense	(17)	(18)	(6)	(35)	(37)	(5)
Total other income, net	58	103	(44)	114	137	(17)

Income before taxes	1,182	858	38	2,297	1,536	50
Income tax provision	435	327	33	844	584	45
Net income	$747	$531	41	$1,453	$952	53

Earnings per share:
Basic	$0.71	$0.50	42	$1.38	$0.90	53
Diluted	$0.70	$0.49	43	$1.36	$0.89	53

Cost of sales as a % of product sales	18%	16%		17%	16%
Research and development as a % of operating revenue	20	18		21	18
Marketing, general and administrative as a % of operating revenue	18	21		17	22
Pretax operating margin	37	34		37	33
Effective income tax rate	37	38		37	38
________________________
Percentages in this table and throughout management’s discussion and analysis of financial condition and results of operations may reflect rounding adjustments.

Total Operating Revenue

Total operating revenue increased 37% in the second quarter of 2007 and 40% in the first six months of 2007 from the comparable periods in 2006. These increases were primarily due to higher product sales and royalty revenue, and are further discussed below.

Total Product Sales
(In millions)

	Three Months Ended June 30,			Six Months Ended June 30,
	2007	2006	% Change	2007	2006	% Change
Net U.S. product sales
Avastin	$564	$423	33%	$1,097	$821	34%
Rituxan	582	526	11	1,117	1,003	11
Herceptin	329	320	3	640	610	5
Lucentis	209	10	*	420	10	*
Xolair	120	105	14	231	200	16
Tarceva	102	103	(1)	203	196	4
Nutropin products	94	98	(4)	185	185	–
Thrombolytics	67	62	8	135	121	12
Pulmozyme	55	47	17	107	96	11
Raptiva	27	22	23	51	43	19
Total U.S. product sales(1)	2,149	1,716	25	4,186	3,285	27

Net product sales to collaborators	294	94	213	587	169	247
Total product sales	$2,443	$1,810	35	$4,773	$3,454	38
______________________
*	Calculation not meaningful.
(1)	The totals may not appear to sum due to rounding.

Total product sales increased 35% in the second quarter and 38% in the first six months of 2007 from the comparable periods in 2006. Total U.S. product sales increased 25% to $2,149 million in the second quarter and 27% to $4,186 million in the first six months of 2007 from the comparable periods in 2006. This increase in U.S. sales over the comparable periods was due to higher sales across most products, in particular higher sales of our oncology products and sales of Lucentis. Increased U.S. sales volume accounted for 86%, or $371 million, of the increase in U.S. net product sales in the second quarter of 2007, and 87%, or $786 million, of the increase in the first six months of 2007. Changes in net U.S. sales prices across the portfolio accounted for most of the remaining increase in net U.S. product sales in the second quarter and first six months of 2007.

Our references below to market adoption and penetration, as well as patient share, are derived from our analyses of market tracking studies and surveys that we undertake with physicians. We consider these tracking studies and surveys indicative of trends and information with respect to our direct customers’ buying patterns. We use statistical analyses to extrapolate the data that we obtain, and as such, the adoption, penetration, and patient share data presented herein represents estimates. Limitations in sample size and the timeliness in receiving and analyzing this data result in inherent margins of error; thus, where presented, we have rounded our percentage estimates to the nearest 5%.

Avastin

Net U.S. sales of Avastin increased 33% to $564 million in the second quarter and 34% to $1,097 million in the first six months of 2007 from the comparable periods in 2006. Net U.S. sales in the first six months of 2007 excluded $3 million of revenue that we deferred in connection with our Avastin Patient Assistance Program. There have been no price increases on Avastin.

The increases in sales were primarily a result of increased use of Avastin in metastatic non-small cell lung cancer (NSCLC), approved on October 11, 2006, and, to a lesser extent, in metastatic breast cancer (mBC), an unapproved use of Avastin. Among first-line metastatic NSCLC patients, we estimate that Avastin penetration was approximately 30% in the second quarter of 2007, an increase from the adoption rate in the second quarter of 2006. With respect to dose, use of the 15mg/kg/every-three-weeks dose remained at approximately 75%, consistent with the first quarter of 2007. However, our tracking study for the second quarter of 2007 was fielded prior to the presentation of the results from the Roche-sponsored Phase III BO17704 study at the American Society of Clinical Oncology in June 2007. The BO17704 study evaluated two different doses of Avastin in combination with gemcitabine and cisplatin chemotherapy compared to chemotherapy alone in patients with previously untreated, advanced NSCLC. This study evaluated a 15mg/kg/every-three-weeks dose of Avastin (the dose approved in the U.S. for use in combination with carboplatin and paclitaxel) and a 7.5mg/kg/every-three-weeks dose of Avastin (a dose not approved for use in the U.S.). Both doses met the primary endpoint of prolonging progression-free survival (PFS) compared to chemotherapy alone. Although the study was not designed to compare the Avastin doses, a similar treatment effect in PFS was observed between the two arms. We expect the results of the BO17704 study to lead to some level of increased adoption of Avastin at the lower dose of 7.5mg/kg/every-three-weeks. Efficacy data from other clinical studies conducted by any party in the U.S. or internationally (such as AVADO, Roche’s study evaluating two doses of Avastin in first-line mBC), showing or perceived to be showing a similar or an improved treatment benefit at a lower dose or shorter duration of therapy, could further negatively affect future sales of Avastin.

In mBC, we estimate that Avastin use slightly increased in the second quarter of 2007 compared to the second quarter of 2006, and use was essentially flat compared to the first quarter of 2007. In first-line metastatic colorectal cancer (CRC), we estimate that penetration, duration of treatment, and dosing remained flat in the second quarter of 2007 compared to the second quarter of 2006. In combined second- and third-line CRC, we estimate that Avastin penetration decreased in the second quarter of 2007 compared to the second quarter of 2006, due to increased competition, and was flat compared to the first quarter of 2007. We believe that Avastin sales growth for the second half of 2007 will depend on increased penetration in the first-line treatment of metastatic NSCLC and the extent to which physicians prescribe Avastin at its approved dose.

Rituxan

Net U.S. sales of Rituxan increased 11% to $582 million in the second quarter and 11% to $1,117 million in the first six months of 2007 from the comparable periods in 2006. It remains difficult to precisely determine the sales split between Rituxan use in oncology and immunology settings, since many treatment centers treat both types of patients. However, based on our market research, we believe that the sales growth resulted from increased use of Rituxan in treating rheumatoid arthritis (RA), approved on February 28, 2006, and the use of Rituxan following first-line therapy in indolent non-Hodgkin’s lymphoma (NHL), including areas of unapproved uses. We estimate that Rituxan’s overall adoption rate in combined markets of NHL, including areas of unapproved use, and chronic lymphocytic leukemia (CLL), an unapproved use, remained flat in the first half of 2007 and throughout 2006. Also contributing to the increase in product sales were price increases effective on March 29, 2006, October 5, 2006, and March 26, 2007.

Herceptin

Net U.S. sales of Herceptin increased 3% to $329 million in the second quarter and 5% to $640 million in the first six months of 2007 from the comparable periods in 2006. The increases in product sales resulted primarily from price increases effective on March 26, 2006, October 3, 2006, and March 29, 2007. Also contributing to the growth in sales was increased use of Herceptin in the treatment of adjuvant (early-stage) HER2-positive breast cancer, approved on November 16, 2006. We estimate that Herceptin’s penetration in adjuvant HER2-positive breast cancer patients was over 70% in the second quarter of 2007, an increase from the adoption rate in the second quarter of 2006.

Lucentis

Lucentis was approved by the FDA for the treatment of neovascular (wet) age-related macular degeneration (AMD) on June 30, 2006. Net U.S. sales were $209 million in the second quarter of 2007 and $211 million in the first quarter of 2007. New patient share in the second quarter of 2007 was approximately 55%, consistent with the first quarter of 2007. We believe that sales growth will depend on continued dosing of existing patients beyond the first year of therapy and to a lesser extent on increased penetration in newly diagnosed patients (including gains against the unapproved use of Avastin in this setting). Over the longer term, growth may also be affected by the duration of treatment.

Xolair

Net U.S. sales of Xolair increased 14% to $120 million in the second quarter and 16% to $231 million in the first six months of 2007 from the comparable periods in 2006. The sales growth was primarily driven by increased penetration in the asthma market and, to a lesser extent, price increases effective on April 4, 2006 and October 17, 2006. We believe that sales in the first six months of 2007 were modestly affected by the FDA’s request that we strengthen the existing warning of the potential risk for anaphylaxis in patients receiving Xolair by adding a boxed warning to the product label and implementing a Risk Minimization Action Plan (RiskMAP), including providing a medication guide for patients. We and Novartis, our co-promotion collaborator, agreed on a new U.S. label and RiskMAP with the FDA that emphasize the incidence of anaphylaxis and instruct physicians that patients should be closely observed for an appropriate period of time after Xolair administration. We believe this update to the label and RiskMAP will not have a significant effect on the way that specialists prescribe Xolair.

Tarceva

Net U.S. sales of Tarceva decreased 1% to $102 million in the second quarter and increased 4% to $203 million in the first six months of 2007 from the comparable periods in 2006. Returns and return reserve requirements were higher than normal in the second quarter of 2007. We estimate that Tarceva’s overall penetration in NSCLC remained flat in the first six months of 2007 relative to the same period in 2006. Duration of therapy in second-line NSCLC increased in the first six months of 2007 compared to the same period in 2006. We estimate that Tarceva’s penetration in first-line pancreatic cancer in the second quarter of 2007 remained flat compared to the second quarter of 2006. Sales results were primarily affected by price increases effective on November 14, 2006 and May 1, 2007, and, to a lesser extent, increases in duration of therapy. Future sales growth in NSCLC will depend on increases in duration of therapy and penetration, particularly against chemotherapy within select second-line NSCLC patient subsets.

Nutropin Products

Combined net U.S. sales of our Nutropin products decreased 4% to $94 million in the second quarter and remained flat at $185 million in the first six months of 2007 from the comparable periods in 2006. The decrease from the second quarter of 2006 was due to lower sales volume, partially resulting from the loss of managed care product placement due to pricing. The volume decrease was partially offset by price increases effective on March 1, 2007.

Thrombolytics

Combined net U.S. sales of our three thrombolytic products—Activase, Cathflo Activase, and TNKase—increased 8% to $67 million in the second quarter and 12% to $135 million in the first six months of 2007 from the comparable periods in 2006. The increases were primarily due to growth in Cathflo Activase sales in the catheter clearance market and increased Activase sales in the acute ischemic stroke market, partially offset by lower sales of TNKase. Also contributing to the increases in product sales were price increases effective on February 14, 2006, July 6, 2006, and January 18, 2007.

Pulmozyme

Net U.S. sales of Pulmozyme increased 17% to $55 million in the second quarter and 11% to $107 million in the first six months of 2007 from the comparable periods in 2006. The increases reflected price increases effective on June 29, 2006 and May 31, 2007, and, to a lesser extent, increased penetration in certain patient segments.

Raptiva

Net U.S. sales of Raptiva increased 23% to $27 million in the second quarter and 19% to $51 million in the first six months of 2007 from the comparable periods in 2006. The growth in sales was primarily due to increased penetration in hand and foot psoriasis patients and, to a lesser extent, price increases effective on August 10, 2006 and May 31, 2007.

Sales to Collaborators

Product sales to collaborators, for use in non-U.S. markets, increased 213% to $294 million in the second quarter and 247% to $587 million in the first six months of 2007 from the comparable periods in 2006. The increases were primarily due to more favorable Herceptin pricing terms that were part of the new supply agreement with Roche signed in the third quarter of 2006 and higher sales of Herceptin, Avastin, and Rituxan to Roche. The favorable Roche Herceptin pricing terms will continue through the end of 2008.

For the full year 2007, we expect sales to collaborators to approximately double relative to 2006 levels.

Royalties

Royalty revenue increased 53% to $484 million in the second quarter and 50% to $903 million in the first six months of 2007 from the comparable periods in 2006. The increases were primarily due to higher sales by Roche of our Herceptin, Avastin, and Rituxan products. Of the overall royalties received, royalties from Roche represented approximately 58% in the second quarter and 60% in the first six months of 2007 compared to approximately 65% in the second quarter and 62% in the first six months of 2006. The increases were also due to an acceleration of royalties in the second quarter of 2007, as discussed below. Royalties from other licensees included royalty revenue on our patent licenses, including our Cabilly patent as discussed below.

In June 2007, we entered into a transaction with an existing licensee to license from them the right to co-develop and commercialize certain molecules. In exchange, we released the licensee from its obligation to make certain royalty payments to us that would have otherwise been owed over the three-and-a-half-year period ending June 2010, and that period may be extended contingent upon certain events as defined in the agreement. We estimate that the fair value of the royalty revenue owed to us over the three-and-a-half-year period, less any amount recognized in the first quarter of 2007, was approximately $65 million, and this amount was recognized as royalty revenue in the second quarter of 2007.  We also recognized a similar amount as R&D expense for the purchase of the new license, and thus the second quarter net earnings per share (EPS) effect of entering into this new collaboration was not significant.

We have confidential licensing agreements with a number of companies on U.S. Patent No. 6,331,415 (the Cabilly patent) under which we receive royalty revenue on sales of products that are covered by the patent. The Cabilly patent expires in December 2018. The net pretax contributions related to the Cabilly patent were as follows (in millions):

	Three Months Ended June 30, 2007	Six Months Ended June 30, 2007
Royalty revenue	$46	$108

Gross expenses(1)	$27	$57

Net of tax effect of Cabilly patent on diluted EPS	$0.01	$0.03
______________________
(1)	Gross expenses include COH’s share of royalty revenue and royalty cost of sales on our U.S. product sales

See also Note 4, “Contingencies,” in the Notes to Condensed Consolidated Financial Statements of Part I, Item 1 of this Form 10-Q for further information on our Cabilly patent reexamination.

Cash flows from royalty income include revenue denominated in foreign currencies. We currently purchase simple foreign currency put option contracts (options) and forwards to hedge these foreign currency cash flows. These options and forwards are due to expire between 2007 and 2009.

For the full year 2007, we expect royalty revenue to increase more than 30% over the 2006 level of $1,354 million; however, royalties are difficult to forecast because of the number of licensees and products involved, and potential licensing and intellectual property disputes.

Contract Revenue

Contract revenue increased 5% to $77 million in the second quarter and 33% to $171 million in the first six months of 2007 from the comparable periods in 2006. The increase in the first six months of 2007 was primarily due to recognition of a $30 million milestone payment from Novartis for European Union approval of Lucentis for the treatment of patients with AMD and higher reimbursements from Roche related to R&D efforts on Avastin. See “Related Party Transactions” below for more information on contract revenue from Roche and Novartis.

Contract revenue varies each quarter and is dependent on a number of factors, including the timing and level of reimbursements from ongoing development efforts, milestones, and opt-in payments received, and new contract arrangements. For the full year 2007, we expect contract revenue to be relatively flat compared to $290 million in 2006.

Cost of Sales

Cost of sales as a percentage of product sales was 18% in the second quarter and 17% in the first six months of 2007 compared to 16% in the second quarter and first six months of 2006. The increases were due to the recognition of employee stock-based compensation expense of $16 million in the second quarter and $33 million in the first half of 2007, related to products sold for which employee stock-based compensation expense was previously capitalized as part of inventory costs, and to higher volume of lower margin sales to collaborators. Cost of sales as a percentage of product sales was favorably affected by U.S. product sales mix (increased sales of our higher margin products, primarily Lucentis, Avastin, and Herceptin in the first half of 2007) and a price increase on sales of Herceptin to Roche.

Research and Development

Research and development (R&D) expenses increased 55% to $603 million in the second quarter and 59% to $1,213 million in the first six months of 2007 from the comparable periods in 2006. A significant portion of the increases in R&D expenses was due to an increase in up-front, in-licensing expense for new collaborations. The higher levels of expenses also reflected increased development activity across our entire product portfolio, including increased spending on clinical trials, post-marketing studies, and clinical manufacturing expenses (notably for Rituxan, Avastin, Xolair, and Herceptin), and early-stage projects, as well as higher research expenses due to increased headcount and headcount-related expenses in support of new molecular entities.

R&D as a percentage of operating revenue was 20% in the second quarter and 21% in the first six months of 2007 compared to 18% in the second quarter and first six months of 2006.

The major components of R&D expenses were as follows (in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
Research and Development	2007	2006	% Change	2007	2006	% Change
Product development (including post-marketing)	$387	$301	29%	$799	$584	37%
Research	128	75	71	195	149	31
In-licensing (up-front and ongoing fees)	88	14	529	219	31	606
Total R&D	$603	$390	55	$1,213	$764	59

Marketing, General and Administrative

Marketing, general and administrative (MG&A) expenses increased 13% to $532 million in the second quarter and 12% to $1,023 million in the first six months of 2007 from the comparable periods in 2006. The increases were primarily due to: (i) an increase in corporate expenses, including charitable donations and losses on property and equipment disposals, (ii) an increase in royalty expense, primarily to Biogen Idec resulting from higher Roche sales of Rituxan, and (iii) an increase in marketing and sales expense primarily in support of Herceptin (adjuvant setting), Rituxan (RA setting), and post-launch activities related to Lucentis.

MG&A as a percentage of operating revenue was 18% in the second quarter and 17% in the first six months of 2007 compared to 21% in the second quarter and 22% in the first six months of 2006.

Collaboration Profit Sharing

Collaboration profit sharing expenses increased 7% to $277 million in the second quarter and 9% to $529 million in the first six months of 2007 from the comparable periods in 2006 due to higher sales of Rituxan, Xolair, and Tarceva and the related profit sharing expenses.

The following table summarizes the amounts resulting from the respective profit sharing collaborations for the periods presented (in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2007	2006	% Change	2007	2006	% Change
U.S. Rituxan profit sharing expense	$188	$173	9%	$354	$325	9%
U.S. Tarceva profit sharing expense	49	48	2	96	91	5
Total Xolair profit sharing expense	40	38	5	79	69	14
Total collaboration profit sharing expense	$277	$259	7	$529	$485	9

Currently, our most significant collaboration profit sharing agreement is with Biogen Idec, with whom we co-promote Rituxan in the U.S. Under the collaboration agreement, Biogen Idec granted us a worldwide license to develop, commercialize, and market Rituxan in multiple indications. In exchange for these worldwide rights, Biogen Idec has co-promotion rights in the U.S. and a contractual arrangement under which we share a portion of the pretax U.S. co-promotion profits of Rituxan and royalty revenue on sales of Rituxan by collaborators. In June 2003, we amended and restated the collaboration agreement with Biogen Idec to include the development and commercialization of one or more anti-CD20 antibodies targeting B-cell disorders, in addition to Rituxan, for a broad range of indications.

Under the amended and restated collaboration agreement, our share of the current pretax U.S. co-promotion profit sharing formula is approximately 60% of operating profits, and Biogen Idec’s share is approximately 40% of operating profits. For each calendar year or portion thereof following the approval date of the first new anti-CD20 product, after a period of transition, our share of the pretax U.S. co-promotion profits will change to approximately 70% of operating profits, and Biogen Idec’s share will be approximately 30% of operating profits.

Collaboration profit sharing expense, exclusive of R&D expenses, related to Biogen Idec for the periods ended June 30, 2007 and 2006 consisted of the following (in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2007	2006	% Change	2007	2006	% Change
Product sales, net	$582	$525	11%	$1,117	$1,002	11%
Combined commercial and manufacturing costs and expenses	146	116	26	276	230	20
Combined co-promotion profits	$436	$409	7	$841	$772	9
Amount due to Biogen Idec for their share of co-promotion profits – included in collaboration profit sharing expense	$188	$173	9%	$354	$325	9%

Biogen Idec’s relative share of combined commercial costs determines the amount shown as collaboration profit sharing expense, exclusive of R&D expenses.

Revenue and expenses related to our collaboration with Biogen Idec separately included the following (in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2007	2006	% Change	2007	2006	% Change
Contract revenue from Biogen Idec (R&D reimbursement)	$34	$23	48%	$55	$39	41%

Royalty expense on sales of Rituxan to Roche and Zenyaku and other patent costs – included in MG&A expense	$51	$45	13%	$107	$80	34%

Recurring Charges Related to Redemption

We recorded recurring charges related to the June 1999 Redemption and push-down accounting. These charges were $26 million in the second quarters of 2007 and 2006, and $52 million in the first six months of 2007 and 2006, and comprised the amortization of Redemption-related intangible assets in the periods presented.

On June 30, 1999, RHI exercised its option to cause us to redeem all of our Special Common Stock held by stockholders other than RHI. The Redemption was reflected as the purchase of a business, which under GAAP required push-down accounting to reflect in our financial statements the amounts paid for our stock in excess of our net book value.

Special Items: Litigation-Related

We recorded accrued interest and bond costs related to the COH trial judgment of $13 million for the second quarter of 2007 and $14 million for the second quarter of 2006, and $26 million for the first six months of 2007 and $27 million for the first six months of 2006. We expect that we will continue to incur interest charges on the judgment and service fees on the surety bond each quarter through the process of appealing the COH trial results. The amount of cash to be paid, if any, or the timing of such payment in connection with the COH matter will depend on the outcome of the California Supreme Court’s review. It may take longer than one year to resolve this matter. See Note

4, “Contingencies,” in the Notes to the Condensed Consolidated Financial Statements of Part I, Item 1 of this Form 10-Q for further information regarding our litigation.

Operating Income

Operating income was $1,124 million in the second quarter of 2007, a 49% increase from the second quarter of 2006, and $2,183 million in the first six months of 2007, a 56% increase from the comparable period in 2006. Our operating income as a percentage of operating revenue (pretax operating margin) was 37% in the second quarter of 2007 and 34% in the second quarter of 2006, and was 37% in the first six months of 2007 and 33% in the first six months of 2006.

Other Income (Expense)

The components of “other income (expense)” were as follows (in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
Other Income, Net	2007	2006	% Change	2007	2006	% Change
Gains on sales of biotechnology equity securities, net	$4	$66	(94)%	$12	$69	(83)%
Write-downs of biotechnology debt and equity securities	–	–	–	(4)	–	–
Interest income	70	54	30	140	103	36
Interest expense	(17)	(18)	(6)	(35)	(37)	(5)
Other miscellaneous income	1	1	–	1	2	(50)
Total other income, net	$58	$103	(44)	$114	$137	(17)

Other income, net decreased 44% to $58 million in the second quarter of 2007 and 17% to $114 million in the first six months of 2007 over the comparable periods in 2006. Gains on sales of biotechnology equity securities, net were lower resulting from approximately $63 million in gains from sales of certain of our biotechnology equity investments in the second quarter of 2006. Interest income increased primarily due to higher yields and higher average cash balances in the second quarter and first six months of 2007 from the comparable periods in 2006. For the full year 2007, we expect other income, net to be approximately 80% of 2006 levels, although this may vary with fluctuations in interest rates and unexpected gains or losses from our biotechnology equity portfolio.

Income Tax Provision

The effective income tax rate was 37% in the second quarter and first six months of 2007, compared to 38% in the second quarter and first six months of 2006. The decrease in the income tax rate was primarily due to the extension of the federal R&D tax credit and an increase in the domestic manufacturing deduction in 2007.

We adopted the provisions of FIN 48 on January 1, 2007. Implementation of FIN 48 did not result in any adjustment to our Condensed Consolidated Statements of Income or a cumulative adjustment to retained earnings (accumulated deficit). As a result of the implementation of FIN 48, we reclassified $147 million of unrecognized tax benefits from current liabilities to long-term liabilities as of January 1, 2007, and we also reclassified the balance as of December 31, 2006, for consistency, in the accompanying Condensed Consolidated Balance Sheets, none of which would have been considered due in 2007 in the presentation of our Contractual Obligations table in our Annual Report on Form 10-K for the year ended December 31, 2006.

Liquidity and Capital Resources
(In millions)

	June 30, 2007	December 31, 2006
Unrestricted cash, cash equivalents, short-term investments, and long-term marketable debt and equity securities	$5,078	$4,325
Net receivable equity hedge instruments	38	50
Total unrestricted cash, cash equivalents, short-term investments, long-term marketable debt and equity securities, and equity hedge instruments	$5,116	$4,375
Working capital	4,710	$3,694
Current ratio	3.4:1	2.8:1

Total unrestricted cash, cash equivalents, short-term investments, and long-term marketable securities, including the fair value of the equity hedge instruments, were approximately $5.1 billion at June 30, 2007, an increase of $741 million from December 31, 2006. This increase primarily reflects cash generated from operations and cash increases from stock option exercises, partially offset by cash used for repurchases of our Common Stock and capital expenditures. To mitigate the risk of market value fluctuation, certain of our biotechnology marketable equity securities are hedged with zero-cost collars and forward contracts, which are carried at fair value. See Note 4, “Investment Securities and Financial Instruments,” in the Notes to the Consolidated Financial Statements of Part II, Item 8 of our Form 10-K for the year ended December 31, 2006 for further information regarding activity in our marketable investment portfolio and derivative instruments.

See “Our affiliation agreement with Roche Holdings, Inc. could adversely affect our cash position” among other risk factors below in Part II, Item 1A, “Risk Factors,” of this Form 10-Q and Note 4, “Contingencies,” in the Notes to Condensed Consolidated Financial Statements of Part I, Item 1 of this Form 10-Q for factors that could negatively affect our cash position.

Cash Provided by Operating Activities

Cash provided by operating activities is primarily driven by increases in our net income. However, operating cash flows differ from net income as a result of non-cash charges or differences in the timing of cash flows and earnings recognition. Significant components of cash provided by operating activities were as follows:

Our “accounts receivable—product sales” was $1,068 million at June 30, 2007, an increase of $103 million from December 31, 2006. The increase was primarily due to higher product sales of Avastin and higher sales of Herceptin and Avastin to Roche. The average collection period of our “accounts receivable—product sales” as measured in days’ sales outstanding (DSO) was 40 days for the second quarter 2007 compared to 33 days in the second quarter of 2006 and 42 days in the first quarter of 2007. The increase from the second quarter of 2006 was primarily due to the extended payment terms of approximately 100 days that we offered certain wholesalers in conjunction with the launch of Lucentis on June 30, 2006. This program ended on June 30, 2007 and was revised so that extended payment terms for Lucentis will continue through March 31, 2008. Under the revised program, extended payment terms of approximately 60 additional days will be offered through September 30, 2007 and then extended payment terms of approximately 30 additional days will be offered through March 31, 2008. Due to the shorter payment terms under the revised program, we expect a slight decrease in our DSO during the second half of 2007.

Our inventory balance was $1,365 million at June 30, 2007, an increase of $187 million from December 31, 2006. The increase was primarily due to finished goods of our Herceptin and Avastin products, as well as bulk campaign production of our Avastin product. In the first six months of 2007, we capitalized into inventory $40 million of non-cash employee stock-based compensation costs pursuant to FAS 123R, and recognized $33 million of previously capitalized employee stock-based compensation costs in cost of sales.

Accounts payable, other accrued liabilities, and other long-term liabilities increased $132 million in the first six months of 2007. This increase was mainly due to increases in accrued royalties, taxes payable, accrued marketing expenses, and other liabilities, which were mainly due to the growth in the business, partially offset by decreases in accrued compensation due to payments made during the first six months of 2007.

Cash Used in Investing Activities

Cash used in investing activities was primarily related to capital expenditures and purchases, sales, and maturities of investments. Capital expenditures were $475 million during the first six months of 2007 compared to $538 million during the first six months of 2006. Capital expenditures in the first six months of 2007 included ongoing construction of our second manufacturing facility in Vacaville, California, leasehold improvements for newly constructed buildings on our South San Francisco, California campus, and purchase of equipment and information systems.

Cash Used in Financing Activities

Cash used in financing activities was primarily related to activities under our employee stock plans and our stock repurchase program. We used cash for stock repurchases of $666 million during the first six months of 2007 and $540 million during the first six months of 2006 pursuant to our stock repurchase program approved by our Board of Directors. We also received $276 million during the first six months of 2007 and $187 million during the first six months of 2006 related to stock option exercises and stock issuances under our employee stock plans. The excess tax benefits from stock-based compensation arrangements were $127 million in the first six months of 2007 and $90 million in the first six months of 2006.

Under a stock repurchase program approved by our Board of Directors in December 2003 and most recently extended in April 2007, we are authorized to repurchase up to 100 million shares of our Common Stock for an aggregate price of up to $8.0 billion through June 30, 2008. In this program, as in previous stock repurchase programs, purchases may be made in the open market or in privately negotiated transactions from time to time at management’s discretion. We also may engage in transactions in other Genentech securities in conjunction with the repurchase program, including certain derivative securities. As of June 30, 2007, we have not engaged in any such transactions. We intend to use the repurchased stock to offset dilution caused by the issuance of shares in connection with our employee stock plans. Although there are currently no specific plans for the shares that may be purchased under the program, our goals for the program are (i) to address provisions of our affiliation agreement with RHI related to maintaining RHI’s minimum ownership percentage, (ii) to make prudent investments of our cash resources, and (iii) to allow for an effective mechanism to provide stock for our employee stock plans. See below in “Relationship with Roche Holdings, Inc.” for more information on RHI’s minimum ownership percentage.

We have entered into Rule 10b5-1 trading plans to repurchase shares in the open market during those periods each quarter when trading in our stock is restricted under our insider trading policy. The current trading plan covered approximately four million shares and expired on June 30, 2007.

Our shares repurchased during the first six months of 2007 were as follows (shares in millions):

	Total Number of Shares Purchased	Average Price Paid per Share
January 1–31, 2007	3.0	$87.33
February 1–28, 2007	0.9	86.54
March 1–31, 2007	0.6	82.33
April 1–30, 2007	0.8	82.14
May 1–31, 2007	1.4	79.65
June 1–30, 2007	1.3	75.84
Total	8.0	$83.16

As of June 30, 2007, 70 million shares had been purchased under our stock repurchase program for $5.0 billion, and a maximum of 30 million additional shares may be purchased under the program through June 30, 2008.

Off-Balance Sheet Arrangements

We have certain contractual arrangements that create potential risk for us and are not recognized in our Condensed Consolidated Balance Sheets. We believe there have been no significant changes in the off-balance sheet arrangements disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006 that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Contractual Obligations

During the first six months of 2007, we believe that there have been no significant changes in our payments due under contractual obligations, as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006, except as noted above in “Income Tax Provision.”

Contingencies

We are party to various legal proceedings, including patent infringement litigation and licensing and contract disputes, and other matters. See Note 4, “Contingencies,” in the Notes to Condensed Consolidated Financial Statements of Part I, Item 1 of this Form 10-Q for further information.

Relationship with Roche Holdings, Inc.

Roche Holdings, Inc.’s Ability to Maintain Percentage Ownership Interest in Our Stock

We issue shares of Common Stock in connection with our stock option and stock purchase plans, and we may issue additional shares for other purposes. Our affiliation agreement with RHI provides, among other things, that with respect to any issuance of our Common Stock in the future, we will repurchase a sufficient number of shares so that immediately after such issuance, the percentage of our Common Stock owned by RHI will be no lower than 2% below the “Minimum Percentage” (subject to certain conditions). The Minimum Percentage equals the lowest number of shares of Genentech Common Stock owned by RHI since the July 1999 offering (to be adjusted in the future for dispositions of shares of Genentech Common Stock by RHI as well as for stock splits or stock combinations) divided by 1,018,388,704 (to be adjusted in the future for stock splits or stock combinations), which is the number of shares of Genentech Common Stock outstanding at the time of the July 1999 offering, as adjusted for stock splits. We have repurchased shares of our Common Stock since 2001 (see discussion above in “Liquidity and Capital Resources”). The affiliation agreement also provides that, upon RHI’s request, we will repurchase shares of our Common Stock to increase RHI’s ownership to the Minimum Percentage. In addition, RHI will have a continuing option to buy stock from us at prevailing market prices to maintain its percentage ownership interest. Under the terms of the affiliation agreement, RHI’s Minimum Percentage is 57.7% and RHI’s ownership percentage is to be no lower than 55.7%. At June 30, 2007, RHI’s ownership percentage was 55.8%.

Related Party Transactions

We enter into transactions with our related parties, Roche Holding AG and affiliates (Roche) and Novartis AG and other Novartis affiliates (Novartis). The accounting policies that we apply to our transactions with our related parties are consistent with those applied in transactions with independent third parties, and all related party agreements are negotiated on an arm’s-length basis.

In our royalty and supply arrangements with related parties, we are the principal, as defined under Emerging Issues Task Force (EITF) Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent” (EITF 99-19), because we bear the manufacturing risk, general inventory risk, and the risk to defend our intellectual property. For circumstances in which we are the principal in the transaction, we record the transaction on a gross basis in accordance with EITF 99-19. Otherwise our transactions are recorded on a net basis.

Roche

Under our existing arrangements with Roche, including our licensing and marketing agreement, we recognized the following amounts (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Product sales to Roche	$253	$73	$516	$131

Royalties earned from Roche	$283	$207	$538	$373

Contract revenue from Roche	$30	$21	$60	$40

Cost of sales on product sales to Roche	$137	$64	$258	$113

R&D expenses incurred on joint development projects with Roche	$70	$53	$128	$95

R&D expenses are partially reimbursable to us by Roche. In addition, these amounts include R&D expenses resulting from the net settlement of amounts that we owed to Roche for R&D expenses that Roche incurred on joint development projects, less amounts reimbursable to us by Roche on these respective projects.

Novartis

Based on information available to us at the time of filing this Form 10-Q, we believe that Novartis holds approximately 33.3 percent of the outstanding voting shares of Roche Holding AG. As a result of this ownership, Novartis is deemed to have an indirect beneficial ownership interest under FAS 57, “Related Party Disclosures,” of more than 10 percent of our voting stock.

We have an agreement with Novartis Pharma AG (a wholly owned subsidiary of Novartis AG) under which Novartis Pharma AG has the exclusive right to develop and market Lucentis outside the U.S. for indications related to diseases or disorders of the eye. As part of this agreement, the parties will share the cost of certain of our ongoing development expenses for Lucentis. Novartis Pharma AG makes royalty payments to us on sales of Lucentis outside the U.S.

We, along with Novartis Pharma AG, are co-developing Xolair in the U.S., and we and Novartis are co-promoting Xolair in the U.S. We record all sales and cost of sales in the U.S., and Novartis markets the product in and records all sales and cost of sales in Europe. We and Novartis share the resulting U.S. and European operating profits according to prescribed profit sharing percentages, and our U.S. and European profit sharing expenses are recorded as collaboration profit sharing expense.

Under our existing arrangements with Novartis, we recognized the following amounts (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Product sales to Novartis	$3	$2	$6	$2

Royalties earned from Novartis	$13	$–	$19	$–

Contract revenue from Novartis	$4	$13	$44	$23

Cost of sales on product sales to Novartis	$3	$1	$7	$2

R&D expenses incurred on joint development projects with Novartis	$9	$12	$19	$22

Collaboration profit sharing expense to Novartis	$49	$48	$96	$91

Contract revenue in the first six months of 2007 included a $30 million milestone payment from Novartis Pharma AG for European Union approval of Lucentis for the treatment of AMD.

R&D expenses are partially reimbursable to us by Novartis. In addition, these amounts include R&D expenses resulting from the net settlement of amounts that we owed to Novartis for R&D expenses that Novartis incurred on joint development projects, less amounts reimbursable to us by Novartis on these respective projects.

Stock Options

Option Program Description

Our employee stock option program is a broad-based, long-term retention program that is intended to attract and retain talented employees and to align stockholder and employee interests. Our program primarily consists of our 2004 Equity Incentive Plan (the Plan), a broad-based plan under which stock options, restricted stock, stock appreciation rights, and performance shares and units may be granted to employees, directors, and other service providers. Substantially all of our employees participate in our stock option program. In the past, we granted options under our amended and restated 1999 Stock Plan, 1996 Stock Option/Stock Incentive Plan, our amended and restated 1994 Stock Option Plan, and our amended and restated 1990 Stock Option/Stock Incentive Plan. Although we no longer grant options under these plans, exercisable options granted under these plans are still outstanding.

All stock option grants are made with the approval of the Compensation Committee of the Board of Directors or an authorized delegate.

General Option Information

Summary of Option Activity
(Shares in millions)

		Options Outstanding
	Shares Available for Grant	Number of Shares	Weighted-Average Exercise Price
December 31, 2005	83.7	82.8	$46.64
Grants	(17.5)	17.5	79.85
Exercises	–	(9.5)	30.42
Cancellations	2.5	(2.5)	62.09
December 31, 2006	68.7	88.3	$54.53
Grants	(0.8)	0.8	81.99
Exercises	–	(6.5)	31.35
Cancellations	1.6	(1.6)	74.07
June 30, 2007 (Year to Date)	69.5	81.0	$56.27

In-the-Money and Out-of-the-Money Option Information
(Shares in millions)

	Exercisable		Unexercisable		Total
As of June 30, 2007	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price
In-the-Money	40	$34.13	7	$51.56	47	$36.66
Out-of-the-Money(1)	8	$85.88	26	$81.99	34	$82.89
Total Options Outstanding	48		33		81
______________________
(1)	Out-of-the-money options are those options with an exercise price equal to or greater than the fair market value of Genentech Common Stock, $75.66, at the close of business on June 29, 2007.

Dilutive Effect of Options

Grants, net of cancellations, as a percentage of outstanding shares were (0.08%) for the first six months of 2007, 1.43% for the year ended December 31, 2006, and 1.70% for the year ended December 31, 2005.

Equity Compensation Plan Information

Our stockholders have approved all of our equity compensation plans under which options are outstanding.

******

This report contains forward-looking statements regarding our Horizon 2010 strategy of bringing 20 new molecules into clinical development, bringing at least 15 major new products or indications onto the market, becoming the number one U.S. oncology company in sales, and achieving certain financial growth measures; licensure of a manufacturing facility; the timing of clinical trials for ABT-869; physicians decisions with respect Avastin dosing; Avastin, Lucentis and Tarceva sales growth; the effect of a new label and RiskMAP on the use of Xolair; sales to collaborators; royalty and contract revenue; other income, net; days of sales outstanding; and purchase price allocation for the acquisition of Tanox.

These forward-looking statements involve risks and uncertainties, and the cautionary statements set forth below and those contained in “Risk Factors” in this Form 10-Q identify important factors that could cause actual results to differ materially from those predicted in any such forward-looking statements. Such factors include, but are not limited to, difficulty in enrolling patients in clinical trials; additional time requirements for data analysis; efficacy data concerning any of our products which shows or is perceived to show similar or improved treatment benefit at a lower dose or shorter duration of therapy; BLA preparation and decision making; FDA actions or delays; failure to obtain FDA approval; difficulty in obtaining materials from suppliers; unexpected safety, efficacy or manufacturing issues for us or our contractors/collaborators; the ability to supply product and meet demand for our products; product withdrawals; competition; pricing decisions by us or our competitors; our ability to protect our proprietary rights; the outcome of, and expenses associated with, litigation or legal settlements; increased cost of sales; variations in collaborator sales and expenses; actions by Roche Holdings, Inc. that are adverse to our interests; decreases in third party reimbursement rates; and new accounting pronouncements or guidance. We disclaim and do not undertake any obligation to update or revise any forward-looking statement in this Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our market risks at June 30, 2007 have not changed materially from those discussed in Item 7A of our Form 10-K for the year ended December 31, 2006 on file with the U.S. Securities and Exchange Commission.

See also Note 1, “Summary of Significant Accounting Policies—Derivative Instruments” in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures:  Our principal executive and financial officers reviewed and evaluated our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this Form 10-Q. Based on that evaluation, our principal executive and financial officers concluded that our disclosure controls and procedures are effective in timely providing them with material information related to Genentech, as required to be disclosed in the reports that we file under the Exchange Act of 1934.

Changes in Internal Controls over Financial Reporting: There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

See Note 4, “Contingencies,” in the Notes to Condensed Consolidated Financial Statements of Part I, Item 1 of this Form 10-Q for a description of legal proceedings as well as certain other matters.

See also Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2006 and Part II, Item 1 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.

Item 1A. Risk Factors

This Form 10-Q contains forward-looking information based on our current expectations. Because our actual results may differ materially from any forward-looking statements that we make or that are made on our behalf, this section includes a discussion of important factors that could affect our actual future results, including, but not limited to, our product sales, royalties, contract revenue, expenses, net income, and earnings per share.

The successful development of biotherapeutics is highly uncertain and requires significant expenditures and time.

Successful development of biotherapeutics is highly uncertain. Products that appear promising in research or development may be delayed or fail to reach later stages of development or the market for several reasons, including:
  Preclinical tests may show the product to be toxic or lack efficacy in animal models.
  Clinical trial results may show the product to be less effective than desired or to have harmful or problematic side effects.
  Failure to receive the necessary regulatory approvals or a delay in receiving such approvals. Among other things, such delays may be caused by slow enrollment in clinical studies; extended length of time to achieve study endpoints; additional time requirements for data analysis or Biologic License Application (BLA) preparation; discussions with the United States (U.S.) Food and Drug Administration (FDA); FDA requests for additional preclinical or clinical data; analyses or changes to study design; or unexpected safety, efficacy, or manufacturing issues.
  Difficulties in formulating the product, scaling the manufacturing process, or getting approval for manufacturing.
  Manufacturing costs, pricing or reimbursement issues, or other factors may make the product uneconomical.
  The proprietary rights of others and their competing products and technologies may prevent the product from being developed or commercialized.
  The contractual rights of our collaborators or others may prevent the product from being developed or commercialized.
Success in preclinical and early clinical trials does not ensure that large-scale clinical trials will be successful. Clinical results are frequently susceptible to varying interpretations that may delay, limit, or prevent regulatory approvals. The length of time necessary to complete clinical trials and to submit an application for marketing approval for a final decision by a regulatory authority varies significantly and may be difficult to predict. If our large-scale clinical trials are not successful, we will not recover our substantial investments in the product.

Factors affecting our research and development (R&D) productivity and the amount of our R&D expenses include, but are not limited to:
  The number of and the outcome of clinical trials currently being conducted by us and/or our collaborators. For example, our R&D expenses may increase based on the number of late-stage clinical trials being conducted by us and/or our collaborators.
  The number of products entering into development from late-stage research. For example, there is no guarantee that internal research efforts will succeed in generating a sufficient number of product candidates that are ready to move into development or that will be available for in-licensing on terms acceptable to us and permitted under the anti-trust laws.
  Decisions by Roche Holding AG and affiliates (Roche) whether to exercise its options to develop and sell our future products in non-U.S. markets and the timing and amount of any related development cost reimbursements.
  Our ability to in-license projects of interest to us and the timing and amount of related development funding or milestone payments for such licenses. For example, we may enter into agreements requiring us to pay a significant up-front fee for the purchase of in-process R&D, which we may record as an R&D expense.
  Participation in a number of collaborative research arrangements. On many of these collaborations, our share of expenses recorded in our financial statements is subject to volatility based on our collaborators’ spending activities as well as the mix and timing of activities between the parties.
  Charges incurred in connection with expanding our product manufacturing capabilities, as described in “Difficulties or delays in product manufacturing or in obtaining materials from our suppliers, or difficulties in accurately forecasting manufacturing capacity needs, could harm our business and/or negatively affect our financial performance.”
  Future levels of revenue.
We may be unable to obtain or maintain regulatory approvals for our products.

We are subject to stringent regulation with respect to product safety and efficacy by various international, federal, state, and local authorities. Of particular significance are the FDA’s requirements covering R&D, testing, manufacturing, quality control, labeling, and promotion of drugs for human use. A biotherapeutic cannot be marketed in the U.S. until it has been approved by the FDA, and then can be marketed for only the indications approved by the FDA. As a result of these requirements, the length of time, the level of expenditures, and the laboratory and clinical information required for approval of a BLA or New Drug Application are substantial and can require a number of years. In addition, even if our products receive regulatory approval, they remain subject to ongoing FDA regulation, including, for example, changes to the product label, new or revised regulatory requirements for manufacturing practices, written advisements to physicians, and/or a product recall or withdrawal.

We may not obtain necessary regulatory approvals on a timely basis, if at all, for any of the products we are developing or manufacturing, or we may not maintain necessary regulatory approvals for our existing products, and all of the following could have a material adverse effect on our business:
  Significant delays in obtaining or failing to obtain approvals as described above in “The successful development of biotherapeutics is highly uncertain and requires significant expenditures and time.”
  Loss of, or changes to, previously obtained approvals, including those resulting from post-approval safety or efficacy issues.

  Failure to comply with existing or future regulatory requirements.
  Changes to manufacturing processes, manufacturing process standards or Good Manufacturing Practices (GMP) following approval or changing interpretations of these factors.
In addition, the current regulatory framework could change or additional regulations could arise at any stage during our product development or marketing, which may affect our ability to obtain or maintain approval of our products or require us to make significant expenditures to obtain or maintain such approvals.

We face competition.

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

Avastin: Avastin competes in metastatic colorectal cancer (CRC) with Erbitux® (Imclone/Bristol-Myers Squibb), which is an EGFR-inhibitor approved for the treatment of irinotecan refractory or intolerant metastatic CRC patients; and with Vectibix™ (Amgen), which is indicated for the treatment of patients with EGFR-expressing metastatic CRC who have disease progression on or following fluoropyrimidine-, oxaliplatin-, and irinotecan- containing regimens. In addition, Avastin competes with Nexavar® (sorafenib, Bayer Corporation/Onyx Pharmaceuticals, Inc.), Sutent® (sunitinib malate, Pfizer, Inc.), and Torisel® (Wyeth) for the treatment of patients with advanced renal cell carcinoma (an unapproved use of Avastin).

Avastin could face competition from products in development that currently do not have regulatory approval. Amgen initiated head-to-head clinical trials comparing AMG 706 and Avastin in non small cell lung cancer (NSCLC) and metastatic breast cancer (mBC). There are also ongoing head-to-head clinical trials comparing both Sutent® and AZD2171 (AstraZeneca) to Avastin. Additionally, there are more than 65 molecules that target VEGF inhibition, and over 130 companies are developing molecules that, if successful in clinical trials, may compete with Avastin.

Rituxan: Rituxan’s current competitors in hematology-oncology include Bexxar® (GlaxoSmithKline [GSK]) and Zevalin® (Biogen Idec Inc.), both of which are radioimmunotherapies indicated for the treatment of patients with relapsed or refractory low-grade, follicular or transformed B-cell non-Hodgkin’s lymphoma (NHL). Other potential competitors include Campath® (Bayer Corporation/Genzyme) in relapsed chronic lymphocytic leukemia (CLL) (an unapproved use of Rituxan), Velcade® (Millennium Pharmaceuticals, Inc.), which is indicated for multiple myeloma and more recently, mantle cell lymphoma (both unapproved uses of Rituxan) and Revlimid® (Celgene), which is indicated for multiple myeloma and myelodysplastic syndromes (both unapproved uses of Rituxan).

Rituxan’s current competitors in rheumatoid arthritis (RA) include Enbrel® (Amgen/Wyeth), Humira® (Abbott Laboratories), Remicade® (Johnson & Johnson), Orencia® (Bristol-Myers Squibb), and Kineret® (Amgen). These products are approved for use in a broader RA patient population than the approved population for Rituxan. In addition, molecules in development that, if successful in clinical trials, may compete with Rituxan in RA include: Actemra™, an anti-interleukin-6 receptor being developed by Chugai and Roche; Cimzia™ (certolizumab pegol), an anti-TNF antibody being developed by UCB; and CNTO 148 (golimumab), an anti-TNF antibody being developed by Centocor, Inc.

Rituxan may face future competition in both hematology-oncology and RA from Humax CD20™ (Ofatumumab), an anti-CD20 antibody being co-developed by Genmab and GSK. Genmab and GSK announced their plans to file for approval and launch of Humax™ in the fourth quarter of 2008 for monotherapy use in refractory CLL and monotherapy use in Rituxan refractory NHL. In addition, we are aware of other anti-CD20 molecules in development that, if successful in clinical trials, may compete with Rituxan.

Herceptin: Herceptin faces competition in the relapsed metastatic setting from Tykerb® (lapatinib ditosylate), manufactured by GSK. On March 13, 2007, the FDA approved Tykerb®, in combination with capecitabine, for the treatment of patients with advanced or metastatic breast cancer whose tumors overexpress HER2 and who have received prior therapy, including an anthracycline, a taxane, or Herceptin. We believe that lapatinib use is primarily within its labeled indication in the later lines of mBC; as a result, the impact on Herceptin in the second quarter of 2007 was limited.

Lucentis: We are aware that retinal specialists are currently using Avastin to treat the wet form of age-related macular degeneration (AMD), an unapproved use for Avastin, which results in significantly less revenue to us per treatment compared to Lucentis. We expect Avastin use to continue in this setting. Additionally, the National Eye Institute announced plans to fund a head-to-head trial of Avastin and Lucentis in this setting. Lucentis also competes with Macugen® (Pfizer/OSI Pharmaceuticals), and with Visudyne® (Novartis) alone, in combination with Lucentis, in combination with Avastin, or in combination with the off-label steroid triamcinolone in wet AMD. In addition, if successful in clinical trials, VEGF-Trap-Eye, a vascular endothelial growth factor blocker being developed by Bayer Corporation and Regeneron, may compete with Lucentis.

Xolair: Xolair faces competition from other asthma therapies, including inhaled corticosteroids, long-acting beta agonists, combination products such as fixed-dose inhaled corticosteroids/long-acting beta agonists and leukotriene inhibitors, as well as oral corticosteroids and immunotherapy.

Tarceva: Tarceva competes with the chemotherapy agents Taxotere® (Sanofi-Aventis) and Alimta® (Eli Lilly and Company), both of which are indicated for the treatment of relapsed non-small cell lung cancer (NSCLC). Recent increases in the off-label use of Avastin in combination with chemotherapy in second-line NSCLC have also had an impact in this setting. In front-line pancreatic cancer, Tarceva primarily competes with Gemzar® (Eli Lilly) monotherapy and Gemzar® in combination with other chemotherapeutic agents. Tarceva could also face competition in the future from products in late-phase development, such as Erbitux® (Bristol-Myers Squibb) and Xeloda® (Roche), which currently do not have regulatory approval for use in NSCLC or pancreatic cancer.

Nutropin: Nutropin faces competition in the growth hormone market, from other companies currently selling growth hormone products. Nutropin’s current competitors are Genotropin® (Pfizer), Norditropin® (Novo Nordisk), Humatrope® (Eli Lilly and Company), Tev-Tropin® (Teva Pharmaceutical Industries Ltd.), and Saizen® (Serono, Inc.). In addition, follow-on biologics that are not therapeutically equivalent (not substitutable) for current growth hormone products are beginning to enter the market. Omnitrope® (Sandoz), a biologic similar to Genotropin®, launched in January 2007. In March 2007, Cangene received an approvable letter from the FDA for its growth hormone Accretropin™ as a biologic similar to Humatrope®. Valtropin® (LG Life Sciences along with its partner Biopartners) also received FDA approval in April 2007 as a biologic similar to Humatrope® for three indications: short stature associated with growth hormone deficiency and Turner Syndrome in pediatrics, and growth hormone deficiency in adults. Furthermore, as a result of multiple competitors, we have experienced, and may continue to experience, a loss of patient share and increased competition for managed care product placement. Obtaining placement on the preferred product lists of managed care companies may require that we further discount the price of Nutropin.

Thrombolytics: Our thrombolytic products face competition in the acute myocardial infarction market, with sales of TNKase and Activase affected by the adoption by physicians of mechanical reperfusion strategies. We expect that the use of mechanical reperfusion, in lieu of thrombolytic therapy for the treatment of acute myocardial infarction, will continue to grow. TNKase, for acute myocardial infarction, also faces competition from Retavase® (PDL BioPharma Inc.), which engages in competitive price discounting.

Pulmozyme: Pulmozyme currently faces competition from the use of hypertonic saline, an inexpensive approach to clearing the lungs of cystic fibrosis patients.

Raptiva: Raptiva competes with established therapies for moderate-to-severe psoriasis, including oral systemics such as methotrexate and cyclosporin as well as ultraviolet light therapies. In addition, Raptiva competes with biologic agents Amevive® (Astellas), Enbrel® (Amgen), and Remicade® (Centocor). Raptiva also competes with the biologic agent Humira® (Abbott), which is currently used off-label in the psoriasis market. Abbott is expecting FDA approval of Humira® for the treatment of psoriasis in the first quarter of 2008.

In addition to the commercial and late-stage development products listed above, there are numerous products in earlier stages of development at other biotechnology and pharmaceutical companies that, if successful in clinical trials, may compete with our products.

Decreases in third-party reimbursement rates may affect our product sales, results of operations, and financial condition.

Sales of our products will depend significantly on the extent to which reimbursement for the cost of our products and related treatments will be available to physicians from government health administration authorities, private health insurers, and other organizations. Third-party payers and government health administration authorities increasingly attempt to limit and/or regulate the reimbursement of medical products and services, including branded prescription drugs. Changes in government legislation or regulation, such as the Medicare Act, or changes in private third-party payers’ policies toward reimbursement for our products may reduce reimbursement of our products’ costs to physicians. Decreases in third-party reimbursement for our products could reduce physician usage of the products and may have a material adverse effect on our product sales, results of operations, and financial condition.

Difficulties or delays in product manufacturing or in obtaining materials from our suppliers, or difficulties in accurately forecasting manufacturing capacity needs, could harm our business and/or negatively affect our financial performance.

Manufacturing biotherapeutics is difficult and complex, and requires facilities specifically designed and validated for this purpose. It can take longer than five years to design, construct, validate, and license a new biotechnology manufacturing facility. We currently produce our products at our manufacturing facilities located in South San Francisco, Vacaville, and Oceanside, California and through various contract-manufacturing arrangements. Maintaining an adequate supply to meet demand for our products depends on our ability to execute on our production plan. Any significant problem in the operations of our or our contractors’ manufacturing facilities could result in cancellation of shipments; loss of product in the process of being manufactured; a shortfall, stock-out, or recall of available product inventory; or unplanned increases in production costs, any of which could have a material adverse effect on our business. A number of factors could cause significant production problems or interruptions, including:
  The inability of a supplier to provide raw materials used for manufacture of our products;
  Equipment obsolescence, malfunctions, or failures;
  Product quality or contamination problems;
  Damage to a facility, including our warehouses and distribution facilities, due to natural disasters, including, but not limited to, earthquakes, as our South San Francisco, Vacaville, and Oceanside facilities are located in areas where earthquakes have occurred;
  Changes in FDA regulatory requirements or standards that require modifications to our manufacturing processes;
  Action by the FDA or by us that results in the halting or slowdown of production of one or more of our products or products, that we make for others;
  A contract manufacturer going out of business or failing to produce product as contractually required;
  Failure to maintain an adequate state of GMP compliance; and

  Implementation and integration of our new enterprise resource planning system, including the portions related to manufacturing and distribution.
In addition, there are inherent uncertainties associated with forecasting future demand, especially for newly introduced products of ours or of those for whom we produce products, and as a consequence we may have inadequate capacity to meet our own actual demands and/or the actual demands of those for whom we produce products. Alternatively, we may have an excess of available capacity, which could lead to an idling of a portion of our manufacturing facilities and incurring unabsorbed or idle plant charges, or other excess capacity charges, resulting in an increase in our cost of sales.

Furthermore, certain of our raw materials and supplies required for the production of our principal products, or products that we make for others, are available only through sole-source suppliers (the only recognized supplier available to us) or single-source suppliers (the only approved supplier for us among other sources), and we may not be able to obtain such raw materials without significant delay or at all. If such sole-source or single-source suppliers were to limit or terminate production or otherwise fail to supply these materials for any reason, such failures could also have a material adverse effect on our product sales and our business.

Because our manufacturing processes and those of our contractors are highly complex and are subject to a lengthy FDA approval process, alternative qualified production capacity may not be available on a timely basis or at all. Difficulties or delays in our or our contractors’ manufacturing and supply of existing or new products could increase our costs, cause us to lose revenue or market share, damage our reputation, and result in a material adverse effect on our product sales, financial condition, and results of operations.

Protecting our proprietary rights is difficult and costly.

The patent positions of pharmaceutical and biotechnology companies can be highly uncertain and involve complex legal and factual questions. Accordingly, we cannot predict with certainty the breadth of claims allowed in companies’ patents. Patent disputes are frequent and may ultimately preclude the commercialization of products. We have in the past been, are currently, and may in the future be involved in material litigation and other legal proceedings related to our proprietary rights, such as the Cabilly reexamination (discussed in Note 4, “Contingencies,” in the Notes to Condensed Consolidated Financial Statements of Part I, Item 1 of this Form 10-Q)and disputes in connection with licenses granted to or obtained from third parties. Such litigation and other legal proceedings are costly in their own right and could subject us to significant liabilities with third parties, including the payment of significant royalty expenses, the loss of significant royalty income, or other expenses or losses.  Furthermore, an adverse decision or ruling could force us to either obtain third-party licenses at a material cost or cease using the technology or commercializing the product in dispute. An adverse decision or ruling with respect to one or more of our patents or other intellectual property rights could cause us to incur a material loss of royalties and other revenue from licensing arrangements that we have with third parties, and could significantly interfere with our ability to negotiate future licensing arrangements.

The presence of patents or other proprietary rights belonging to other parties may lead to our termination of the R&D of a particular product, or to a loss of our entire investment in the product and subject us to infringement claims.

If there is an adverse outcome in our pending litigation or other legal actions, our business may be harmed.

Litigation and other legal actions to which we are currently or have been subjected relate to, among other things, our patent and other intellectual property rights, licensing arrangements and other contracts with third parties, and product liability. We cannot predict with certainty the eventual outcome of pending proceedings, which may include an injunction against the development, manufacture, or sale of a product or potential product, or a judgment with significant monetary award including the possibility of punitive damages, or a judgment that certain of our patent or other intellectual property rights are invalid or unenforceable. Furthermore, we may have to incur substantial expense in these proceedings, and such matters could divert management’s attention from ongoing business concerns.

Our activities related to the sale and marketing of our products are subject to regulation under the U.S. Federal Food, Drug, and Cosmetic Act and other federal statutes. Violations of these laws may be punishable by criminal and/or civil sanctions, including fines and civil monetary penalties, as well as the possibility of exclusion from federal healthcare programs (including Medicare and Medicaid). In 1999, we agreed to pay $50 million to settle a federal investigation related to our past clinical, sales, and marketing activities associated with human growth hormone. We are currently being investigated by the Department of Justice with respect to our promotional practices, and may in the future be investigated for our promotional practices related to any of our products. If the government were to bring charges against us or convict us of violating these laws, or if we were subject to third-party litigation related to the same promotional practices, there could be a material adverse effect on our business, including our financial condition and results of operations.

We are subject to various U.S. federal and state laws pertaining to healthcare fraud and abuse, including anti-kickback and false claims laws. Anti-kickback laws make it illegal for a prescription drug manufacturer to solicit, offer, receive, or pay any remuneration in exchange for, or to induce, the referral of business, including the purchase or prescription of a particular drug. Due to the breadth of the statutory provisions and the absence of guidance in the form of regulations or court decisions addressing some of our practices, it is possible that our practices might be challenged under anti-kickback or similar laws. False claims laws prohibit anyone from knowingly and willingly presenting, or causing to be presented for payment to third-party payers (including Medicare and Medicaid), claims for reimbursed drugs or services that are false or fraudulent, claims for items or services not provided as claimed, or claims for medically unnecessary items or services. Violations of fraud and abuse laws may be punishable by criminal and/or civil sanctions, including fines and civil monetary penalties, as well as the possibility of exclusion from federal healthcare programs (including Medicare and Medicaid). If a court were to find us liable for violating these laws, or if the government were to allege against us or convict us of violating these laws, there could be a material adverse effect on our business, including our stock price.

Other factors could affect our product sales.

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
  Negative safety or efficacy data from post-approval marketing experience or production-quality problems could cause sales of our products to decrease or a product to be recalled.
  Efficacy data from clinical studies conducted by any party in the U.S. or internationally, showing or perceived to show a similar or an improved treatment benefit at a lower dose or shorter duration of therapy, could cause the sales of our products to decrease.
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

Our results of operations are affected by our royalty and contract revenue, and sales to collaborators.

Royalty and contract revenue, and sales to collaborators in future periods, could vary significantly. Major factors affecting these revenues include, but are not limited to:
  Roche’s decisions about whether to exercise its options and option extensions to develop and sell our future products in non-U.S. markets, and the timing and amount of any related development cost reimbursements.
  Variations in Roche’s sales and other licensees’ sales of licensed products.
  The expiration or termination of existing arrangements with other companies and Roche, which may include development and marketing arrangements for our products in the U.S., Europe, and other countries.
  The timing of non-U.S. approvals, if any, for products licensed to Roche and other licensees.
  Government and third-party payer reimbursement and coverage decisions that affect the utilization of our products and competing products.
  The initiation of new contractual arrangements with other companies.
  Whether and when contract milestones are achieved.
  The failure or refusal of a licensee to pay royalties.
  The expiration or invalidation of our patents or licensed intellectual property. For example, patent litigations, interferences, oppositions, and other proceedings involving our patents often include claims by third parties that such patents are invalid, unenforceable, or unpatentable. If a court, patent office, or other authority were to determine that a patent (including, for example, the Cabilly patent) under which we receive royalties and/or other revenue is invalid, unenforceable, or unpatentable, that determination could cause us to suffer a loss of such royalties and/or revenue, and could cause us to incur other monetary damages.
  Decreases in licensees’ sales of product due to competition, manufacturing difficulties, or other factors that affect the sales of product.
  Fluctuations in foreign currency exchange rates.

We may be unable to manufacture certain of our products if there is BSE contamination of our bovine source raw material.

Most biotechnology companies, including Genentech, have historically used bovine source raw materials to support cell growth in our production processes. Bovine source raw materials from within or outside the U.S. are subject to public and regulatory scrutiny because of the perceived risk of contamination with the infectious agent that causes bovine spongiform encephalopathy (BSE). Should such BSE contamination occur, it would likely negatively affect our ability to manufacture certain products for an indefinite period of time (or at least until an alternative process is approved), negatively affect our reputation, and could result in a material adverse effect on our product sales, financial condition, and results of operations.

We may be unable to retain skilled personnel and maintain key relationships.

The success of our business depends, in large part, on our continued ability to (i) attract and retain highly qualified management, scientific, manufacturing, and sales and marketing personnel, (ii) successfully integrate large numbers of new employees into our corporate culture, and (iii) develop and maintain important relationships with leading research and medical institutions and key distributors. Competition for these types of personnel and relationships is intense. We cannot be sure that we will be able to attract or retain skilled personnel or maintain key relationships, or that the costs of retaining such personnel or maintaining such relationships will not materially increase.

Our affiliation agreement with Roche Holdings, Inc. could adversely affect our cash position.

Our affiliation agreement with Roche Holdings, Inc. (RHI) provides that we establish a stock repurchase program designed to maintain RHI’s percentage ownership interest in our Common Stock based on an established Minimum Percentage. For more information on our stock repurchase program, see “Liquidity and Capital Resources—Cash Used in Financing Activities” above. For information on the Minimum Percentage, see Note 5, “Relationship with Roche Holdings, Inc. and Related Party Transactions,” in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.

RHI’s ownership percentage is diluted by the exercise of stock options to purchase shares of our Common Stock by our employees and the purchase of shares of our Common Stock through our employee stock purchase plan. See Note 2, “Employee Stock-Based Compensation,” in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for information regarding employee stock plans. In order to maintain RHI’s Minimum Percentage, we repurchase shares of our Common Stock under the stock repurchase program. While the dollar amounts associated with future stock repurchase programs cannot currently be determined, future stock repurchases could have a material adverse effect on our liquidity, credit rating, and ability to access additional capital in the financial markets.

Our affiliation agreement with Roche Holdings, Inc. could limit our ability to make acquisitions.

Our affiliation agreement with RHI contains provisions that:
  Require the approval of the directors designated by RHI to make any acquisition or any sale or disposal of all or a portion of our business representing 10 percent or more of our assets, net income, or revenue.
  Enable RHI to maintain its percentage ownership interest in our Common Stock.
  Require us to establish a stock repurchase program designed to maintain RHI’s percentage ownership interest in our Common Stock based on an established Minimum Percentage. For information regarding the Minimum Percentage, see Note 5, “Relationship with Roche Holdings, Inc. and Related Party Transactions,” in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.
These provisions may have the effect of limiting our ability to make acquisitions.

Future sales of our Common Stock by Roche Holdings, Inc. could cause the price of our Common Stock to decline.

As of June 30, 2007, RHI owned 587,189,380 shares of our Common Stock, or 55.8 percent of our outstanding shares. All of our shares owned by RHI are eligible for sale in the public market subject to compliance with the applicable securities laws. We have agreed that, upon RHI’s request, we will file one or more registration statements under the Securities Act of 1933 in order to permit RHI to offer and sell shares of our Common Stock. Sales of a substantial number of shares of our Common Stock by RHI in the public market could adversely affect the market price of our Common Stock.

Roche Holdings, Inc., our controlling stockholder, may seek to influence our business in a manner that is adverse to us or adverse to other stockholders who may be unable to prevent actions by Roche Holdings, Inc.

As our majority stockholder, RHI controls the outcome of most actions requiring the approval of our stockholders. Our bylaws provide, among other things, that the composition of our Board of Directors shall consist of at least three directors designated by RHI, three independent directors nominated by the Nominations Committee, and one Genentech executive officer nominated by the Nominations Committee. Our bylaws also provide that RHI will have the right to obtain proportional representation on our Board until such time that RHI owns less than five percent of our stock. Currently, three of our directors—Mr. William Burns, Dr. Erich Hunziker, and Dr. Jonathan K. C. Knowles—also serve as officers and employees of Roche Holding Ltd and its affiliates. As long as RHI owns in excess of 50 percent of our Common Stock, RHI directors will be two of the three members of the Nominations Committee. Our certificate of incorporation includes provisions related to competition by RHI affiliates with Genentech, offering of corporate opportunities, transactions with interested parties, intercompany agreements, and provisions limiting the liability of specified employees. We cannot assure that RHI will not seek to influence our business in a manner that is contrary to our goals or strategies or the interests of other stockholders. Moreover, persons who are directors and/or officers of Genentech and who are also directors and/or officers of RHI may decline to take action in a manner that might be favorable to us but adverse to RHI.

Additionally, our certificate of incorporation provides that any person purchasing or acquiring an interest in shares of our capital stock shall be deemed to have consented to the provisions in the certificate of incorporation related to competition with RHI, conflicts of interest with RHI, the offer of corporate opportunities to RHI, and intercompany agreements with RHI. This deemed consent might restrict our ability to challenge transactions carried out in compliance with these provisions.

We may incur material product liability costs.

The testing and marketing of medical products entail an inherent risk of product liability. Liability exposures for biotherapeutics could be extremely large and pose a material risk. Our business may be materially and adversely affected by a successful product liability claim or claims in excess of any insurance coverage that we may have.

Insurance coverage is increasingly more difficult and costly to obtain or maintain.

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

We are subject to environmental and other risks.

We use certain hazardous materials in connection with our research and manufacturing activities. In the event that such hazardous materials are stored, handled, or released into the environment in violation of law or any permit, we could be subject to loss of our permits, government fines, or penalties and/or other adverse governmental or private actions. The levy of a substantial fine or penalty, the payment of significant environmental remediation costs, or the loss of a permit or other authorization to operate or engage in our ordinary course of business could materially adversely affect our business.

We also have acquired, and may continue to acquire in the future, land and buildings as we expand our operations. Some of these properties are “brownfields” for which redevelopment or use is complicated by the presence or potential presence of a hazardous substance, pollutant, or contaminant. Certain events that could occur may require us to pay significant clean-up or other costs in order to maintain our operations on those properties. Such events include, but are not limited to, changes in environmental laws, discovery of new contamination, or unintended exacerbation of existing contamination. The occurrence of any such event could materially affect our ability to continue our business operations on those properties.

Fluctuations in our operating results could affect the price of our Common Stock.

Our operating results may vary from period to period for several reasons, including:
  The overall competitive environment for our products, as described in “We face competition” above.
  The amount and timing of sales to customers in the U.S. For example, sales of a product may increase or decrease due to pricing changes, fluctuations in distributor buying patterns, or sales initiatives that we may undertake from time to time.
  The amount and timing of our sales to Roche and our other collaborators of products for sale outside the U.S. and the amount and timing of sales to their respective customers, which directly affect both our product sales and royalty revenue.
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
  The rate of adoption by physicians and the use of our products for approved indications and additional indications. Among other things, the rate of adoption by physicians and the use of our products may be affected by the results of clinical studies reporting on the benefits or risks of a product.
  The potential introduction of new products and additional indications for existing products.
  The ability to successfully manufacture sufficient quantities of any particular marketed product.
  Pricing decisions that we or our competitors have adopted or may adopt, as well as our Avastin Patient Assistance Program.
Our integration of new information systems could disrupt our internal operations, which could decrease our revenue and increase our expenses.

Portions of our information technology infrastructure may experience interruptions, delays, or cessations of service or produce errors. As part of our enterprise resource planning efforts, we are implementing new information systems, but we may not be successful in implementing all of the new systems, and transitioning data and other aspects of the process could be expensive, time consuming, disruptive, and resource intensive. Any disruptions that may occur in the implementation of new systems or any future systems could adversely affect our ability to report in an accurate and timely manner the results of our consolidated operations, financial position, and cash flows. Disruptions to these systems also could adversely affect our ability to fulfill orders and interrupt other operational processes. Delayed sales, lower margins, or lost customers resulting from these disruptions could adversely affect our financial results.

Our stock price, like that of many biotechnology companies, is volatile.

The market prices for securities of biotechnology companies in general have been highly volatile and may continue to be highly volatile in the future. In addition, the market price of our Common Stock has been and may continue to be volatile.

The following factors may have a significant effect on the market price of our Common Stock:
  Announcements of technological innovations or new commercial products by us or our competitors.
  Publicity regarding actual or potential medical results related to products under development or being commercialized by us or our competitors.
  Concerns about the pricing of our products or our pricing initiatives (including our Avastin Patient Assistance Program) and the potential effect on the utilization of our products or our product sales.
  Developments or outcomes of litigation, including litigation regarding proprietary and patent rights.
  Regulatory developments or delays concerning our products in the U.S. and other countries.
  Issues concerning the efficacy or safety of our products or of biotechnology products generally.
  Economic and other external factors or a disaster or crisis.
  Period-to-period fluctuations in our financial results.
Our effective income tax rate may vary significantly.

Various internal and external factors may have favorable or unfavorable effects on our future effective income tax rate. These factors include but are not limited to changes in tax laws, regulations, and/or rates; changing interpretations of existing tax laws or regulations; changes in estimates of prior years’ items; past and future levels of R&D spending; acquisitions; and changes in overall levels of income before taxes.

To pay our indebtedness will require a significant amount of cash and may adversely affect our operations and financial results.

As of June 30, 2007, we had approximately $2.0 billion of long-term debt. Our ability to make payments on and to refinance our indebtedness, including our long-term debt obligations, and to fund planned capital expenditures, R&D, as well as stock repurchases and expansion efforts will depend on our ability to generate cash in the future. This risk, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory, and other factors that are and will remain beyond our control. Additionally, our indebtedness may increase our vulnerability to general adverse economic and industry conditions, and require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, which would reduce the availability of our cash flow to fund working capital, capital expenditures, R&D, expansion efforts, and other general corporate purposes, and limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate.

Accounting pronouncements may affect our future financial position and results of operations.

Under Financial Accounting Standards Board Interpretation No. 46R (FIN 46R), a revision to FIN 46, “Consolidation of Variable Interest Entities,” we are required to assess new business development collaborations as well as reassess, upon certain events, some of which are outside our control, the accounting treatment of our existing business development collaborations based on the nature and extent of our variable interests in the entities, as well as the extent of our ability to exercise influence over the entities, with which we have such collaborations. Our continuing compliance with FIN 46R may result in our consolidation of companies or related entities with which we have a collaborative arrangement, and this may have a material effect on our financial condition and/or results of operations in future periods.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Under a stock repurchase program approved by our Board of Directors in December 2003 and most recently extended in April 2007, we are authorized to repurchase up to 100 million shares of our Common Stock for an aggregate price of up to $8.0 billion through June 30, 2008. In this program, as in previous stock repurchase programs, purchases may be made in the open market or in privately negotiated transactions from time to time at management’s discretion. We also may engage in transactions in other Genentech securities in conjunction with the repurchase program, including certain derivative securities. As of June 30, 2007, we have not engaged in any such transactions. We intend to use the repurchased stock to offset dilution caused by the issuance of shares in connection with our employee stock plans. Although there are currently no specific plans for the shares that may be purchased under the program, our goals for the program are (i) to address provisions of our affiliation agreement with Roche Holdings, Inc. (RHI) related to maintaining RHI’s minimum ownership percentage, (ii) to make prudent investments of our cash resources, and (iii) to allow for an effective mechanism to provide stock for our employee stock plans. See Note 5, “Relationship with Roche Holdings, Inc. and Related Party Transactions,” in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for more information on RHI’s minimum ownership percentage.

We have entered into Rule 10b5-1 trading plans to repurchase shares in the open market during those periods each quarter when trading in our stock is restricted under our insider trading policy. The current trading plan covered approximately four million shares and expired on June 30, 2007.

Our shares repurchased during the second quarter of 2007 were as follows (shares in millions):

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1–30, 2007	0.8	$82.14
May 1–31, 2007	1.4	79.65
June 1–30, 2007	1.3	75.84
Total	3.5	$78.84	70	30

The par value method of accounting is used for Common Stock repurchases. The excess of the cost of shares acquired over the par value is allocated to additional paid-in capital with the amounts in excess of the estimated original sales price charged to accumulated deficit.

Item 4. Submission of Matters to a Vote of Security Holders

At our Annual Meeting of Stockholders held on April 20, 2007, two matters were voted upon. A description of each matter and a tabulation of the votes for each of the matters follows:

1.	To elect seven director nominees to hold office until the 2008 Annual Meeting of Stockholders or until their successors are duly elected and qualified:

	Votes
Nominee	For	Withheld
Herbert W. Boyer, Ph.D.	899,987,204	116,486,921
William M. Burns	869,665,794	146,808,331
Erich Hunziker, Ph.D.	869,667,962	146,806,163
Jonathan K. C. Knowles, Ph.D.	869,674,066	146,800,059
Arthur D. Levinson, Ph.D.	904,232,619	112,241,506
Debra L. Reed	997,540,812	18,933,313
Charles A. Sanders, M.D.	998,034,537	18,439,588

2.	To ratify Ernst & Young LLP as our independent registered public accounting firm for 2007.

Votes
For	Against	Abstain
1,011,122,963	5,004,278	346,884

Item 6. Exhibits

Exhibit No.	Description	Location
15.1	Letter regarding Unaudited Interim Financial Information.	Filed herewith
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended	Filed herewith
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENENTECH, INC.
Date:	August 2, 2007	/s/ARTHUR D. LEVINSON
Arthur D. Levinson, Ph.D. Chairman and Chief Executive Officer

Date:	August 2, 2007	/s/DAVID A. EBERSMAN
David A. Ebersman Executive Vice President and Chief Financial Officer

Date:	August 2, 2007	/s/ROBERT E. ANDREATTA
Robert E. Andreatta Controller and Chief Accounting Officer