Form 10-K
period 2007-12-31
GENENTECH INC
filed 2008-02-26
CIK 318771

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
____________________

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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

The aggregate market value of Common Stock held by non-affiliates as of June 30, 2007 was $35,196,069,756.(A)  All executive officers and directors of the registrant and Roche Holdings, Inc. have been deemed, solely for the purpose of the foregoing calculation, to be “affiliates” of the registrant.

Number of shares of Common Stock outstanding as of February 12, 2008:  1,053,124,320

Documents incorporated by reference:
Portions of the Definitive Proxy Statement with respect to the 2008 Annual Meeting of Stockholders to be filed by Genentech, Inc. with the Securities and Exchange Commission (hereinafter referred to as “Proxy Statement”)
Part III
________________________
(A)	Excludes 587,250,021 shares of Common Stock held by directors and executive officers of Genentech and Roche Holdings, Inc.

GENENTECH, INC.

2007 Form 10-K Annual Report

In this report, “Genentech,” “we,” “us,” and “our” refer to Genentech, Inc. “Common Stock” refers to Genentech’s Common Stock, par value $0.02 per share, “Special Common Stock” refers to Genentech’s callable putable common stock, par value $0.02 per share, all of which was redeemed by Roche Holdings, Inc. (RHI) on June 30, 1999.

We own or have rights to various copyrights, trademarks, and trade names used in our business, including the following: Activase® (alteplase, recombinant) tissue-plasminogen activator; Avastin® (bevacizumab) anti-VEGF antibody; Cathflo® Activase® (alteplase for catheter clearance); Genentech®, Herceptin® (trastuzumab) anti-HER2 antibody; Lucentis® (ranibizumab) anti-VEGF antibody fragment; Nutropin® (somatropin [rDNA origin] for injection) growth hormone; Nutropin AQ® and Nutropin AQ Pen® (somatropin [rDNA origin] for injection) liquid formulation growth hormone; Pulmozyme® (dornase alfa, recombinant) inhalation solution; Raptiva® (efalizumab) anti-CD11a antibody; and TNKase® (tenecteplase) single-bolus thrombolytic agent. Rituxan® (rituximab) anti-CD20 antibody is a registered trademark of Biogen Idec Inc.; Tarceva® (erlotinib) is a registered trademark of OSI Pharmaceuticals, Inc.; and Xolair® (omalizumab) anti-IgE antibody is a registered trademark of Novartis AG. This report also includes other trademarks, service marks, and trade names of other companies.

-i-

PART I

Item 1.	BUSINESS

Overview

Genentech is a leading biotechnology company that discovers, develops, manufactures, and commercializes pharmaceutical products to treat patients with significant unmet medical needs. A number of the currently approved biotechnology products originated from or are based on Genentech science. We commercialize multiple biotechnology products and also receive royalties from companies that are licensed to market products based on our technology. See “Marketed Products” and “Licensed Products” below. Genentech was organized in 1976 as a California corporation and was reincorporated in Delaware in 1987.

Marketed Products

We commercialize the pharmaceutical products listed below in the United States (U.S.):

Avastin (bevacizumab) is an anti-VEGF (vascular endothelial growth factor) humanized antibody approved for use in combination with intravenous 5-fluorouracil-based chemotherapy as a treatment for patients with first- or second-line metastatic cancer of the colon or rectum. It is also approved for use in combination with carboplatin and paclitaxel chemotherapy for the first-line treatment of unresectable, locally advanced, recurrent or metastatic non-squamous, non-small cell lung cancer (NSCLC). On February 22, 2008, we received accelerated approval from the U.S. Food and Drug Administration (FDA) to market Avastin in combination with paclitaxel chemotherapy for the treatment of patients who have not received prior chemotherapy for metastatic HER2-negative breast cancer (BC).

Rituxan (rituximab) is an anti-CD20 antibody that we commercialize with Biogen Idec Inc. It is approved for first-line treatment of patients with follicular, CD20-positive, B-cell non-Hodgkin’s lymphoma (NHL) in combination with cyclophosphamide, vincristine, and prednisone (CVP) chemotherapy regimens or following CVP chemotherapy in patients with stable disease or who achieve a partial or complete response following first-line treatment with CVP chemotherapy. Rituxan is also approved for treatment of patients with relapsed or refractory, low-grade or follicular, CD20-positive, B-cell NHL, including retreatment and bulky diseases. Rituxan is indicated for first-line treatment of patients with diffuse large B-cell, CD20-positive, NHL in combination with cyclophosphamide, doxorubicin, vincristine, and prednisone (CHOP) or other anthracycline-based chemotherapy. Rituxan is also indicated for use in combination with methotrexate to reduce signs and symptoms and to slow the progression of structural damage in adult patients with moderately to severely active rheumatoid arthritis who have had an inadequate response to one or more tumor necrosis factor (TNF) antagonist therapies.

Herceptin (trastuzumab) is a humanized anti-HER2 antibody approved for treatment of patients with node-positive or node-negative BC as part of an adjuvant treatment regimen containing doxorubicin, cyclophosphamide, and paclitaxel (for patients who have tumors that overexpress the human epidermal growth factor receptor 2 (HER2) protein). It is also approved for use as a first-line therapy in combination with paclitaxel and as a single agent in second- and third-line therapy for patients with HER2-positive metastatic BC.

Lucentis (ranibizumab) is an anti-VEGF antibody fragment approved for the treatment of neovascular (wet) age-related macular degeneration (AMD).

Xolair (omalizumab) is a humanized anti-IgE antibody, which we commercialize with Novartis Pharma AG (a wholly owned subsidiary of Novartis AG; Novartis Pharma AG and affiliates are collectively referred to herein as Novartis). Xolair is approved for adults and adolescents (age 12 or older) with moderate to severe persistent asthma who have a positive skin test or in vitro reactivity to a perennial aeroallergen and whose symptoms are inadequately controlled with inhaled corticosteroids.

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

Pulmozyme (dornase alfa, recombinant) is an inhalation solution of deoxyribonuclease I, approved for the treatment of cystic fibrosis.

Raptiva (efalizumab) is a humanized anti-CD11a antibody approved for the treatment of chronic moderate-to-severe plaque psoriasis in adults age 18 or older who are candidates for systemic therapy or phototherapy.

See “Total Product Sales” under “Results of Operations” in Part II, Item 7 of this Form 10-K for a discussion of the sales of each of our products in the last three years, including those that accounted for 10% or more of our consolidated revenue.

Licensed Products

Royalty Revenue

We receive royalty revenue under license agreements with companies that sell and/or manufacture products based on technology developed by us or intellectual property to which we have rights. These licensed products are sometimes sold under different trademarks or trade names. Significant licensed products, including all related party licenses with Roche Holding AG and affiliates (Roche), representing approximately 89% of our royalty revenue in 2007, are presented in the following table:

Product	Trade Name	Licensee	Licensed Territory
Trastuzumab	Herceptin	Roche	Worldwide excluding U.S.
Rituximab	Rituxan/MabThera®	Roche	Worldwide excluding U.S. and Japan
Bevacizumab	Avastin	Roche	Worldwide excluding U.S.
Dornase alfa, recombinant	Pulmozyme	Roche	Worldwide excluding U.S.
Alteplase and Tenecteplase	Activase and TNKase	Roche	Canada
Somatropin	Nutropin	Roche	Canada
Daclizumab	Zenapax®	Roche	Worldwide excluding U.S.
Ranibizumab	Lucentis	Novartis	Worldwide excluding U.S.
Etanercept	Enbrel®	Immunex Corporation (whose rights were acquired by Amgen Inc.)	Worldwide
Adalimumab	Humira®	Abbott Laboratories	Worldwide
Infliximab	Remicade®	Celltech Pharmaceuticals plc (which transferred rights to Centocor, Inc. / Johnson & Johnson)	Worldwide

See Item 3, “Legal Proceedings,” below for information regarding certain patent litigation matters, including recent notification from the U.S. Patent and Trademark Office regarding the Cabilly reexamination.

Other Revenue

We have granted a license to Zenyaku Kogyo Co., Ltd. (Zenyaku), a Japanese pharmaceutical company, for the manufacture, use, and sale of rituximab in Japan. Zenyaku co-promotes rituximab in Japan with Chugai Pharmaceutical Co., Ltd., a Japanese affiliate of Roche, under the trademark Rituxan. The revenue earned from our sales of rituximab to Zenyaku is included in product sales.

Products in Development

Our product development efforts, including those of our collaborators, cover a wide range of medical conditions, including cancer and immune diseases. Below is a summary of products and current stages of development. For additional information on our development pipeline, visit our website at www.gene.com.

Product	Description
Awaiting FDA Action
Herceptin
Supplemental Biologic License Applications (sBLAs) were submitted to the FDA on June 28 and 29, 2007 for the use of Herceptin for the treatment of patients with early-stage HER2-positive BC based on the BCIRG 006 study to enable a broader label. This product is being developed in collaboration with Roche. The FDA action dates for the June 28 and June 29 submissions are April 28 and May 4, 2008, respectively.

Preparing for Filing
Avastin
We are preparing to submit an sBLA to the FDA for the use of Avastin in combination with interferon alpha-2a for the treatment of patients with previously untreated advanced renal cell carcinoma. This product is being developed in collaboration with Roche. We expect to submit an sBLA to the FDA in 2008.

Avastin
We are in preliminary discussions with the FDA regarding the submission requirements for a potential sBLA for the use of Avastin in combination with CPT-11 or as a single agent in patients with glioblastoma multiforme (a form of brain cancer) who have progressed following prior therapy.

Phase III
2nd Generation anti-CD20	2nd Generation anti-CD20 is being evaluated in rheumatoid arthritis. This product is being developed in collaboration with Roche and Biogen Idec(1).
2nd Generation anti-CD20	2nd Generation anti-CD20 is being evaluated for systematic lupus erythematosus. This product is being developed in collaboration with Roche and Biogen Idec(1).
Avastin
Avastin is being evaluated in adjuvant colon cancer, second-line metastatic colon cancer for patients who have progressed following first-line treatment of Avastin plus chemotherapy, adjuvant HER2-negative BC, adjuvant lung cancer, first-line HER2-negative and second-line HER2-negative metastatic breast cancer in combination with several chemotherapy regimens, first-line non-squamous NSCLC, first-line and platinum-sensitive relapsed ovarian cancer, and hormone refractory prostate cancer. This product is being developed in collaboration with Roche.

Herceptin +/- Avastin	Avastin is being evaluated in first-line metastatic HER2-positive BC. This product is being developed in collaboration with Roche.
Avastin +/- Tarceva
Avastin and Tarceva are being evaluated as combination therapy in first-line NSCLC in combination with several chemotherapy regimens. Tarceva is being developed in collaboration with OSI and Roche. Avastin is being developed in collaboration with Roche.

Herceptin
Herceptin is being evaluated for the treatment of patients with early-stage HER2-positive breast cancer to compare one year duration of treatment with two years duration of treatment. This product is being developed in collaboration with Roche.

Herceptin +/- Pertuzumab	Pertuzumab is being evaluated in first-line HER2-positve metastatic BC in combination with Herceptin and chemotherapy. This product is being developed in collaboration with Roche.
Rituxan
Rituxan is being evaluated in follicular NHL patients who achieve a response following induction with chemotherapy plus Rituxan and in patients with relapsed chronic lymphocytic leukemia. This product is being developed in collaboration with Roche and Biogen Idec.

Rituxan
Rituxan is being evaluated in rheumatoid arthritis (DMARD inadequate responders) in collaboration with Roche and Biogen Idec. Rituxan is also being evaluated in primary progressive multiple sclerosis, systemic lupus erythematosus, lupus nephritis, and ANCA-associated vasculitis in collaboration with Biogen Idec.

Tarceva	Tarceva is being evaluated in adjuvant NSCLC and first-line NSCLC. This product is being developed in collaboration with OSI.
Tarceva +/- Avastin
Tarceva and Avastin are being evaluated as combination therapy in second-line NSCLC. Tarceva is being developed in collaboration with OSI and Roche. Avastin is being developed in collaboration with Roche.

TNKase	TNKase is being evaluated in the treatment of dysfunctional hemodialysis and central venous access catheters.
Xolair	Xolair is being evaluated in pediatric asthma. A liquid formulation of Xolair is also being evaluated for adult asthma. Xolair is being developed in collaboration with Novartis.
Lucentis	Lucentis is being evaluated in the treatment of diabetic macular edema in collaboration with Novartis Ophthalmics. Lucentis is also being evaluated in the treatment of retinal vein occlusion.
Preparing for Phase III
2nd Generation anti-CD20	We are preparing Phase III clinical trials in lupus nephritis. This product is being developed in collaboration with Roche and Biogen Idec(1).
Avastin	We are preparing for Phase III clinical trials in high-risk carcinoid cancer, first-line glioblastoma multiforme, head and neck cancer, and gastro-intestinal stromal tumors.
Herceptin	We are preparing for Phase III clinical trials in ductal carcinoma in situ. This product is being developed in collaboration with Roche.
Herceptin +/- Avastin
We are preparing for a Phase III clinical trial of Herceptin and Avastin as combination therapy in first-line and adjuvant HER2-positve metastatic BC. These products are being developed in collaboration with Roche. These are separate trials from that listed in Phase III above.

Phase II
Anti-CD40
Anti-CD40 is being evaluated as a single agent and in combination with Rituxan plus chemotherapy for patients with relapsed or refractory diffuse large B-cell lymphoma. This product is being developed in collaboration with Seattle Genetics, Inc.

Apo2L/TRAIL	Apo2L/TRAIL is being evaluated in first-line NSCLC in combination with chemotherapy/Avastin and in NHL in combination with Rituxan. This product is being developed in collaboration with Amgen.
Apomab	Apomab is being evaluated in first-line NSCLC in combination with chemotherapy/Avastin, and as a single agent in chondrosarcoma.

Avastin
Avastin is being evaluated in multiple myeloma, platinum-sensitive relapsed ovarian cancer, extensive small cell lung cancer, and NSCLC with previously treated brain metastasis and squamous cell histology. This product is being developed in collaboration with Roche.

Herceptin +/- Pertuzumab	Pertuzumab is being evaluated in HER2-positive metastatic BC patients who have progressed on Herceptin. This product is being developed in collaboration with Roche.
Pertuzumab	Pertuzumab is being evaluated in ovarian cancer in combination with chemotherapy. This product is being developed in collaboration with Roche.
Trastuzumab-DM1	Trastuzumab-DM1 is being evaluated in late stage HER2-positive metastatic BC. This product is being developed in collaboration with Roche.
ABT-869	ABT-869 is being evaluated for the treatment of several types of tumors. This product is being developed in collaboration with Abbott.
Preparing for Phase II
2nd Generation anti-CD20	We are preparing for a Phase II clinical trial in relapsing remitting multiple sclerosis. This product is being developed in collaboration with Roche and Biogen Idec(1).
Rituxan +/- Apomab	We are preparing for a Phase II clinical trial of Apomab and Rituxan as combination therapy in NHL.
Systemic Hedgehog Antagonist	We are preparing for Phase II clinical trials for solid tumors. This product is being developed in collaboration with Curis, Inc.
Phase I and Preparing for Phase I	We have multiple new molecular entities in Phase I or Preparing for Phase I.
________________________
(1)
Our collaborator Biogen Idec disagrees with certain of our development decisions under our 2003 collaboration agreement with them. We continue to pursue a resolution of our differences with Biogen Idec, and the disputed issues have been submitted to arbitration. See Part I, Item 3, “Legal Proceedings,” of this Form 10-K for further information.

Related Party Arrangements

See “Relationship with Roche” and “Related Party Transactions” sections below in Part II, Item 7 of this Form 10-K for information on our collaboration arrangements with Roche and Novartis.

Distribution and Commercialization

We have a U.S.-based marketing, sales and distribution organization. Our sales efforts are focused on specialist physicians in private practice or at hospitals and major medical centers in the U.S. In general, our products are sold largely to wholesalers, specialty distributors or directly to hospital pharmacies. We utilize common pharmaceutical company marketing techniques, including sales representatives calling on individual physicians and distributors, advertisements, professional symposia, direct mail, and public relations, as well as other methods.

The Genentech Access to Care Foundation provides free product to eligible uninsured patients and those deemed uninsured due to payer denial in the U.S. We have the Genentech Endowment for Cystic Fibrosis to assist cystic fibrosis patients in the U.S. with obtaining Pulmozyme. The Genentech Access to Care Foundation and the Genentech Endowment for Cystic Fibrosis are non-profit entities funded by Genentech, Inc. We also provide customer service programs related to our products. We maintain a physician-related product waste replacement program for Rituxan, Avastin, Herceptin, Activase, TNKase, and Lucentis, that, subject to specific conditions, gives physicians the right to return these products to us for replacement. We also maintain expired product programs for all of our products that, subject to certain specific conditions, give customers the right to return expired products to us for replacement or credit at a price based on a 12-month rolling average. To further support patient access to therapies for various diseases we donate to various independent public charities that offer financial assistance, such as co-pay assistance, to eligible patients.

In February 2007, we launched the Avastin Patient Assistance Program, which is a voluntary program that enables eligible patients who receive greater than 10,000 milligrams of Avastin over a 12-month period to receive free Avastin in excess of the 10,000 milligrams during the remainder of the 12-month period. Based on the current wholesale acquisition cost, 10,000 milligrams is valued at $55,000 in gross revenue. Eligible patients include those who are being treated for an FDA-approved indication and who meet the household income criteria for this program. The program is available for eligible patients who enroll regardless of whether they are insured.

As discussed in Note 13, “Segment, Significant Customer and Geographic Information,” in the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K, our combined sales to three major wholesalers constituted approximately 86% in 2007, 85% in 2006, and 82% in 2005 of our total net U.S. product sales. Also discussed in the note are net U.S. product sales and net foreign revenue in 2007, 2006, and 2005.

Manufacturing and Raw Materials

Manufacturing biotechnology products is difficult and complex, and requires facilities specifically designed and validated for this purpose. It can take longer than five years to design, construct, validate, and license a new biotechnology manufacturing facility. Production problems in any of our operations or our contractors’ manufacturing plants could result in failure to produce adequate product supplies or could result in product defects which could require us to delay shipment of products, recall products previously shipped, or be unable to supply products at all. In addition, we may need to record period charges associated with manufacturing or inventory failures or other production-related costs or incur costs to secure additional sources of capacity. Alternatively, we may have an excess of available capacity, which could lead to an idling of a portion of our manufacturing facilities and incurring unabsorbed or idle plant charges, costs associated with the termination of existing contract manufacturing relationships, or other excess capacity charges, resulting in an increase in our cost of sales (COS). Furthermore, there are inherent uncertainties associated with forecasting future demand, especially for newly introduced products of ours or of those for whom we produce products, and as a consequence we may have inadequate capacity to meet actual demand.

Raw materials and supplies required for the production of our principal products are available, in some instances from one supplier and in other instances, from multiple suppliers. In those cases for which raw materials are available through only one supplier, that supplier may be either a sole source (the only recognized supply source available to us) or a single source (the only approved supply source for us among other sources). We have adopted policies that attempt, to the extent feasible, to minimize raw material supply risks to us, including maintenance of greater levels of raw materials inventory and coordination with our collaborators to implement raw materials sourcing strategies.

For risks associated with manufacturing and raw materials, see “Difficulties or delays in product manufacturing or in obtaining materials from our suppliers, or difficulties in accurately forecasting manufacturing capacity needs, could harm our business and/or negatively affect our financial performance” under “Risk Factors” below in Part I, Item 1A of this Form 10-K.

Proprietary Technology—Patents and Trade Secrets

We seek patents on inventions originating from our ongoing research and development (R&D) activities. We have been issued patents and have patent applications pending that relate to a number of current and potential products, including products licensed to others. Patents, issued or applied for, cover inventions ranging from basic recombinant DNA techniques to processes related to specific products and to the products themselves. Our issued patents extend for varying periods according to the date of patent application filing or grant and the legal term of patents in the various countries where patent protection is obtained. The actual protection afforded by a patent, which can vary from country to country, depends upon the type of patent, the scope of its coverage as determined by the patent office or courts in the country, and the availability of legal remedies in the country. We consider that in the aggregate our patent applications, patents and licenses under patents owned by third parties are of material importance to our operations. For our five highest selling products, we have identified in the following table the latest-to-expire U.S. patents that are owned or controlled by or exclusively licensed to Genentech having claims directed to product-specific compositions of matter (e.g., nucleic acids, proteins, protein-producing host cells). This table does not identify all patents that may relate to these products. For example, in addition to the listed patents, we have patents on platform technologies (that relate to certain general classes of products or methods), as well patents on methods of using or administering many of our products, that may confer additional patent protection. We also have pending patent applications that may give rise to new patents relating to one or more of these products.

Product	Latest-to-expire product-specific U.S. Patent(s)	Year of expiration
Avastin	6,884,879 7,169,901	2017 2019
Rituxan	5,677,180 5,736,137	2014 2015
Herceptin	6,339,142 6,407,213 7,074,404	2019 2019 2019
Lucentis	6,884,879 7,169,901	2017 2019
Xolair	6,329,509	2018

The information in this table is based on our current assessment of patents that we own or control or have exclusively licensed and is subject to revision, for example, in the event of changes in the law or legal rulings affecting our patents or if we become aware of new information. Significant legal issues remain to be resolved as to the extent and scope of available patent protection for biotechnology products and processes in the U.S. and other important markets outside of the U.S. We expect that litigation will likely be necessary to determine the validity, enforceability, and scope of certain of our patents and other proprietary rights. An adverse decision or ruling with respect to one or more of our patents could result in the loss of patent protection for a product and, in turn, the introduction of competitor products or follow-on biologics onto the market, earlier than anticipated, and could force us to either obtain third-party licenses at a material cost or cease using a technology or commercializing a product. We are currently involved in a number of legal proceedings related to the scope of protection and validity of our patents and those of others. These proceedings may result in a significant commitment of our resources in the future and, depending on their outcome, may adversely affect the validity, enforceability, and/or scope of certain of our patent or other proprietary rights (such as the Cabilly patent discussed in Item 3, “Legal Proceedings”), and may cause us to incur a material loss of royalties, other revenue, and/or market exclusivity for one or more of our products. The patents that we obtain or the unpatented proprietary technology that we hold may not afford us significant commercial protection.

We have obtained licenses from various parties that we deem to be necessary or desirable for the manufacture, use, or sale of our products. These licenses (both exclusive and non-exclusive) generally require us to pay royalties to the parties on product sales. In conjunction with these licenses, disputes sometimes arise regarding whether royalties are owed on certain product sales or the amount of royalties that are owed. The resolution of such disputes may cause us to incur significant additional royalty expenses or other expenses.

Our trademarks—Activase, Avastin, Cathflo, Genentech, Herceptin, Lucentis, Nutropin, Nutropin AQ, Nutropin AQ Pen, Pulmozyme, Raptiva, Rituxan (licensed from Biogen Idec), TNKase, Xolair (licensed from Novartis), and Tarceva (licensed from OSI)—in the aggregate are considered to be of material importance. All are covered by registrations or pending applications for registration in the U.S. Patent and Trademark Office and in other countries. Trademark protection continues in some countries for as long as the mark is used and, in other countries, for as long as it is registered. Registrations generally are for fixed, but renewable, terms.

Our royalty income for patent licenses, know-how, and other related rights amounted to $1,984 million in 2007, $1,354 million in 2006, and $935 million in 2005. Royalty expenses were $712 million in 2007, $568 million in 2006, and $462 million in 2005.

Competition

We face competition from pharmaceutical companies and biotechnology companies. The introduction of new competitive products or follow-on biologics, or new information about existing products or pricing decisions by us or our competitors, may result in lost market share for us, reduced utilization of our products, and/or lower prices, even for products protected by patents. For risks associated with competition, see “We face competition” under “Risk Factors” below in Part I, Item 1A of this Form 10-K.

Government Regulation

Regulation by governmental authorities in the U.S. and other countries is a significant factor in the manufacture and marketing of our products and in ongoing research and product development activities. All of our products require regulatory approval by governmental agencies prior to commercialization. Our products are subject to rigorous preclinical and clinical testing and other premarket approval requirements by the FDA and regulatory authorities in other countries. Various statutes and regulations also govern or influence the manufacturing, safety, labeling, storage, record keeping, and marketing of such products. The lengthy process of seeking these approvals, and the subsequent compliance with applicable statutes and regulations, require the expenditure of substantial resources.

The activities that are required before a pharmaceutical product may be marketed in the U.S. begin with preclinical testing. Preclinical tests include laboratory evaluation of product chemistry and required animal studies to assess the potential safety and efficacy of the product and its formulations. The results of these studies must be submitted to the FDA as part of an Investigational New Drug Application, which must be reviewed by the FDA before proposed clinical testing in humans can begin. Typically, clinical testing involves a three-phase process. In Phase I, clinical trials are conducted with a small number of subjects to determine the early safety profile and the pattern of drug distribution and metabolism. In Phase II, clinical trials are conducted with groups of patients afflicted with a specified disease in order to provide enough data to evaluate the preliminary efficacy, optimal dosages, and expanded evidence of safety. In Phase III, large-scale, multi-center clinical trials are conducted with patients afflicted with a target disease in order to provide enough data to statistically evaluate the efficacy and safety of the product, as required by the FDA. The results of the preclinical and clinical testing of a pharmaceutical product are then submitted to the FDA in the form of a New Drug Application (NDA), or a Biologics License Application (BLA), for approval to commence commercial sales. In responding to an NDA or a BLA, the FDA may grant marketing approval, grant conditional approval, request additional information, or deny the application if it determines that the application does not provide an adequate basis for approval. Most R&D projects fail to produce data sufficiently compelling to enable progression through all of the stages of development and to obtain FDA approval for commercial sale. See also “The successful development of pharmaceutical products is highly uncertain and requires significant expenditures and time” under “Risk Factors” below in Part I, Item 1A of this Form 10-K.

Among the conditions for an NDA or a BLA approval is the requirement that the prospective manufacturer’s quality control and manufacturing procedures conform on an ongoing basis with current Good Manufacturing Practices (cGMP). Before approval of a BLA, the FDA will usually perform a preapproval inspection of the facility to determine its compliance with cGMP and other rules and regulations. Manufacturers must continue to expend time, money and effort in the area of production and quality control to ensure full compliance with cGMP. After the establishment is licensed for the manufacture of any product, manufacturers are subject to periodic inspections by the FDA.

The requirements that we and our collaborators must satisfy to obtain regulatory approval by governmental agencies in other countries prior to commercialization of our products in such countries can be costly and uncertain.

We are also subject to various laws and regulations related to safe working conditions, clinical, laboratory and manufacturing practices, the experimental use of animals and the use and disposal of hazardous or potentially hazardous substances, including radioactive compounds and infectious disease agents, used in connection with our research.

Our revenue and profitability may be affected by the continuing efforts of government and third-party payers to contain or reduce the costs of healthcare through various means. For example, in certain foreign markets, pricing or profitability of pharmaceutical products is subject to governmental control. In the U.S. there have been, and we expect that there will continue to be, a number of federal and state proposals to implement similar governmental control.

In addition, in the U.S. and elsewhere, sales of pharmaceutical products are dependent in part on the availability of reimbursement to the physician or consumer from third-party payers, such as the government or private insurance plans. Government and private third-party payers are increasingly challenging the prices charged for medical products and services, through class action litigation and otherwise. New regulations related to hospital and physician payment continue to be implemented annually. To date, we have not seen any detectable effects of the new rules on our product sales. See also “Decreases in third party reimbursement rates may affect our product sales, results of operations and financial condition” under “Risk Factors” below in Part I, Item 1A of this Form 10-K.

We are also subject to various federal and state laws pertaining to healthcare fraud and abuse, including anti-kickback laws and false claims laws. For risks associated with healthcare fraud and abuse, see “If there is an adverse outcome in our pending litigation or other legal actions our business may be harmed” under “Risk Factors” below in Part I, Item 1A of this Form 10-K.

Research and Development

A significant portion of our operating expenses is related to R&D. Generally, R&D expenses consist of the costs of our own independent R&D efforts and the costs associated with collaborative R&D and in-licensing arrangements. R&D costs, including upfront fees and milestones paid to collaborators, are expensed as incurred, if the underlying assets are determined to have no alternative future use. R&D expenses, excluding any acquisition-related in-process research and development charges, were $2,446 million in 2007, $1,773 million in 2006, and $1,262 million in 2005. We also receive reimbursements from certain collaborators on some of our R&D expenditures, depending on the mix of spending between us and our collaborators. These R&D expense reimbursements are included in contract revenue, and were $196 million in 2007, $187 million in 2006, and $144 million in 2005.

We intend to maintain our strong commitment to R&D. Biotechnology products generally take 10 to 15 years to research, develop, and bring to market in the U.S. As discussed above, clinical development typically involves three phases of study: Phase I, II, and III. The most significant costs associated with clinical development are the Phase III trials, as they tend to be the longest and largest studies conducted during the drug development process. Product completion dates and completion costs vary significantly by product and are difficult to predict.

Human Resources

As of December 31, 2007, we had 11,174 employees.

Environment

We have made, and will continue to make, expenditures for environmental compliance and protection. Expenditures for compliance with environmental laws have not had, and are not expected to have, a material effect on our capital expenditures, results of operations, or competitive position.

Available Information

The following information can be found on our website at www.gene.com or can be obtained free of charge by contacting our Investor Relations Department at (650) 225-4150 or by sending an e-mail message to investor.relations@gene.com:

•
Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as is reasonably practicable after such material is electronically filed with the U.S. Securities and Exchange Commission;

•
Our policies related to corporate governance, including our Principles of Corporate Governance, Good Operating Principles, and Code of Ethics, which apply to our Chief Executive Officer, Chief Financial Officer, and senior financial officials; and

•	The charters of the Audit Committee and the Compensation Committee of our Board of Directors.

Item 1A.	RISK FACTORS

This Form 10-K contains forward-looking information based on our current expectations. Because our actual results may differ materially from any forward-looking statements that we make, this section includes a discussion of important factors that could affect our actual future results, including, but not limited to, our product sales, royalties, contract revenue, expenses, net income, and earnings per share.

The successful development of pharmaceutical products is highly uncertain and requires significant expenditures and time.

Successful development of pharmaceutical products is highly uncertain. Products that appear promising in research or development may be delayed or fail to reach later stages of development or the market for several reasons, including:

•	Preclinical tests may show the product to be toxic or lack efficacy in animal models.

•	Clinical trial results may show the product to be less effective than desired or to have harmful or problematic side effects.

•
Failure to receive the necessary U.S. and international regulatory approvals or a delay in receiving such approvals. Among other things, such delays may be caused by slow enrollment in clinical studies; extended length of time to achieve study endpoints; additional time requirements for data analysis or BLA or NDA preparation; discussions with the United States (U.S.) Food and Drug Administration (FDA); FDA requests for additional preclinical or clinical data; analyses or changes to study design; or unexpected safety, efficacy, or manufacturing issues.

•	Difficulties in formulating the product, scaling the manufacturing process, or getting approval for manufacturing.

•	Manufacturing costs, pricing, or reimbursement issues, or other factors may make the product uneconomical.

•	The proprietary rights of others and their competing products and technologies may prevent the product from being developed or commercialized.

•	The contractual rights of our collaborators or others may prevent the product from being developed or commercialized.

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

•
The number of products entering into development from late-stage research. For example, there is no guarantee that internal research efforts will succeed in generating a sufficient number of product candidates that are ready to move into development or that product candidates will be available for in-licensing on terms acceptable to us and permitted under the anti-trust laws.

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

•	Future levels of revenue.

•	Our ability to supply product for use in clinical trials.

We may be unable to obtain or maintain regulatory approvals for our products.

We are subject to stringent regulation with respect to product safety and efficacy by various international, federal, state, and local authorities. Of particular significance are the FDA’s requirements covering R&D, testing, manufacturing, quality control, labeling, and promotion of drugs for human use. As a result of these requirements, the length of time, the level of expenditures, and the laboratory and clinical information required for approval of a BLA or NDA are substantial and can require a number of years. In addition, even if our products receive regulatory approval, they remain subject to ongoing FDA regulations, including, for example, obligations to conduct additional clinical trials or other testing, changes to the product label, new or revised regulatory requirements for manufacturing practices, written advisements to physicians, and/or a product recall or withdrawal.

We may not obtain necessary regulatory approvals on a timely basis, if at all, for any of the products we are developing or manufacturing, or we may not maintain necessary regulatory approvals for our existing products, and all of the following could have a material adverse effect on our business:

•
Significant delays in obtaining or failing to obtain approvals, as described above in “The successful development of pharmaceutical products is highly uncertain and requires significant expenditures and time.”

•
Loss of, or changes to, previously obtained approvals or accelerated approvals, including those resulting from post-approval safety or efficacy issues. For example, with respect to the FDA’s accelerated approval of Avastin in combination with paclitaxel chemotherapy for the treatment of patients who have not received prior chemotherapy for metastatic HER2-negative BC, the FDA may withdraw or modify such approval, or request additional post-marketing studies.

•	Failure to comply with existing or future regulatory requirements.

•	A determination by the FDA that any study endpoints used in clinical trials for our products are not sufficient for product approval.

•	Changes to manufacturing processes, manufacturing process standards or current Good Manufacturing Practices following approval or changing interpretations of these factors.

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

Avastin: Avastin competes in metastatic colorectal cancer (CRC) with Erbitux® (Imclone/Bristol-Myers Squibb), which is an epidermal growth factor receptor (EGFR) inhibitor approved for the treatment of irinotecan refractory or intolerant metastatic CRC patients; and with Vectibix™ (Amgen), which is indicated for the treatment of patients with EGFR-expressing metastatic CRC who have disease progression on or following fluoropyrimidine–, oxaliplatin–, and irinotecan–containing regimens. Avastin could also face competition from Erbitux® in metastatic NSCLC. In the third quarter of 2007, ImClone Systems Incorporated and Bristol-Myers Squibb Company announced that a Phase III study of Erbitux® in combination with vinorelbine plus cisplatin met its primary endpoint of increasing overall survival compared with chemotherapy alone in patients with advanced NSCLC. Data from this study are expected in 2008. In addition, Avastin competes with Nexavar® (sorafenib, Bayer Corporation/Onyx Pharmaceuticals, Inc.), Sutent® (sunitinib malate, Pfizer, Inc.), and Torisel® (Wyeth) for the treatment of patients with advanced renal cell carcinoma (an unapproved use of Avastin).

Avastin could face competition from products in development that currently do not have regulatory approval. Sanofi-Aventis is developing a VEGF inhibitor VEGF-Trap in multiple indications, including metastatic CRC and metastatic NSCLC. There are also ongoing head-to-head clinical trials comparing both Sutent® and AZD2171 (AstraZeneca) to Avastin. Likewise, Amgen has initiated head-to-head clinical trials comparing AMG 706 and Avastin in NSCLC and metastatic breast cancer (BC). Overall, there are more than 65 molecules in clinical development that target VEGF inhibition, and over 130 companies are developing molecules that, if successful in clinical trials, may compete with Avastin.

Rituxan: Rituxan’s current competitors in hematology-oncology include Bexxar® (GlaxoSmithKline [GSK]) and Zevalin® (Cell Therapeutics), both of which are radioimmunotherapies indicated for the treatment of patients with relapsed or refractory low-grade, follicular, or transformed B-cell NHL. Other potential competitors include Campath® (Bayer Corporation/Genzyme) in previously untreated and relapsed chronic lymphocytic leukemia (CLL) (an unapproved use of Rituxan); Velcade® (Millennium Pharmaceuticals, Inc.), which is indicated for multiple myeloma and more recently, mantle cell lymphoma (both unapproved uses of Rituxan); and Revlimid® (Celgene), which is indicated for multiple myeloma and myelodysplastic syndromes (both unapproved uses of Rituxan).

Rituxan’s current competitors in rheumatoid arthritis (RA) include Enbrel® (Amgen/Wyeth), Humira® (Abbott Laboratories), Remicade® (Johnson & Johnson), Orencia® (Bristol-Myers Squibb), and Kineret® (Amgen). These products are approved for use in a RA patient population that is broader than the approved population for Rituxan. In addition, molecules in development that, if approved by the FDA, may compete with Rituxan in RA include: Actemra™, an anti-interleukin-6 receptor being developed by Chugai and Roche; Cimzia™ (certolizumab pegol), an anti-TNF antibody being developed by UCB; and CNTO 148 (golimumab), an anti-TNF antibody being developed by Centocor, Inc. (a wholly owned subsidiary of Johnson & Johnson).

Rituxan may face future competition in both hematology-oncology and RA from Humax CD20™ (Ofatumumab), an anti-CD20 antibody being co-developed by Genmab and GSK. Genmab and GSK announced their plans to file for approval of Humax™ in 2008 for monotherapy use in refractory CLL and to complete a monotherapy trial for refractory indolent NHL. In addition, we are aware of other anti-CD20 molecules in development that, if successful in clinical trials, may compete with Rituxan. Rituxan could also face competition from Treanda® (Cephalon, Inc.), a NHL treatment candidate that showed positive results in Phase III clinical trials for refractory indolent NHL patients and previously untreated CLL patients. There are several therapeutic vaccines currently in development that may seek approval in indolent NHL in the future.

Herceptin: Herceptin faces competition in the relapsed metastatic setting from Tykerb® (lapatinib ditosylate), manufactured by GSK. On March 13, 2007, the FDA approved Tykerb®, in combination with capecitabine, for the treatment of patients with advanced or metastatic BC whose tumors overexpress HER2 and who have received prior therapy, including an anthracycline, a taxane, and Herceptin. Market research indicates that lapatinib use in the fourth quarter was primarily within the later lines of metastatic BC. We will continue to monitor the clinical development of lapatinib in early lines of metastatic and adjuvant breast cancer.

Lucentis: We are aware that retinal specialists are currently using Avastin to treat the wet form of AMD, an unapproved use for Avastin, which results in significantly less revenue to us per treatment compared to Lucentis. As of January 1, 2008, we no longer directly supply Avastin to compounding pharmacies. After discussions with the leadership of the American Society of Retina Specialists and the American Academy of Ophthalmology, we expect ocular use of Avastin to continue as physicians can purchase Avastin from authorized distributors and ship to the destination of the physicians’ choice. Additionally, an independent head-to-head trial of Avastin and Lucentis in wet AMD is being partially funded by the National Eye Institute, who announced that it expects to begin enrollment in the next few months. Lucentis also competes with Macugen® (Pfizer/OSI Pharmaceuticals), and with Visudyne® (Novartis) alone, in combination with Lucentis, in combination with Avastin, or in combination with the off-label steroid triamcinolone in wet AMD. In addition, VEGF-Trap-Eye, a vascular endothelial growth factor blocker being developed by Bayer Corporation and Regeneron, is in Phase III clinical trials for treatment of wet AMD.

Xolair: Xolair faces competition from other asthma therapies, including inhaled corticosteroids, long-acting beta agonists, combination products such as fixed-dose inhaled corticosteroids/long-acting beta agonists and leukotriene inhibitors, as well as oral corticosteroids and immunotherapy.

Tarceva: Tarceva competes with the chemotherapy agents Taxotere® (Sanofi-Aventis) and Alimta® (Eli Lilly and Company), both of which are indicated for the treatment of relapsed NSCLC. Astra Zeneca recently announced completion of enrollment in their Phase III study comparing Zactima™ head-to-head with Tarceva in second-line NSCLC (ZEST). In September 2007, Astra Zeneca announced comparable survival data for Iressa® versus Taxotere® for the treatment of relapsed NSCLC in an international study. The results of this study have not yet been published, and it is unclear whether a re-filing of Iressa® with U.S. regulatory authorities is pending. Eli Lilly recently announced positive Phase III maintenance therapy data for Alimta®. Since Alimta® has not yet been approved in this setting, its potential impact on treatment is uncertain. BMS/ImClone/Merck KGaA announced positive data on the use of Erbitux® in combination with chemotherapy for the front-line treatment of NSCLC (an unapproved use of Tarceva). This may have a material impact on the landscape of treatment options for the management of patients with relapsed NSCLC. In front-line pancreatic cancer, Tarceva primarily competes with Gemzar® (Eli Lilly) monotherapy and Gemzar® in combination with other chemotherapeutic agents. Tarceva also faces competition in the future from products in late-phase development, such as Erbitux®, in the treatment of relapsed NSCLC and Xeloda® (Roche), in the treatment of pancreactic cancer; none of these products currently has regulatory approval for use in NSCLC or pancreatic cancer.

Nutropin: Nutropin faces competition in the growth hormone market from five (5) branded competitors:
•	Humatrope® (Lilly)
•	Genotropin® (Pfizer)
•	Norditropin® (Novo Nordisk)
•	Saizen® (Merck Serono)
•	Tev-Tropin® (Teva)
Nutropin also faces competition from three (3) follow-on biologics:
•	Omnitrope® (Sandoz)
•	Valtropin® (LG Life Sciences)
•	Accretropin® (Cangene)

As a result of this competition, we have experienced and may continue to experience a loss of patient share and increased competition for managed care product placement. Obtaining placement on the preferred product lists of managed care companies may require that we further discount the price of Nutropin. In addition to managed care placement, patient and healthcare provider services provided by growth hormone manufacturers are increasingly important to creating brand preference.

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

Pulmozyme: Pulmozyme currently faces competition from the use of hypertonic saline, an inexpensive approach to clearing sputum from the lungs of cystic fibrosis patients. Approximately 25% of cystic fibrosis patients receive hypertonic saline and it is estimated that in a small percentage of patients (less than 5%), this use will impact how a physician may prescribe or a patient may use Pulmozyme.

Raptiva: Raptiva competes with established therapies for moderate-to-severe psoriasis, including oral systemics such as methotrexate and cyclosporin as well as ultraviolet light therapies. In addition, Raptiva competes with biologic agents Amevive® (Astellas), Enbrel® (Amgen), and Remicade® (Centocor). Raptiva also competes with the biologic agent Humira® (Abbott), which was approved by the FDA for use in moderate-to-severe psoriasis on January 18, 2008, and was used off-label in psoriasis prior to FDA approval. Raptiva may face future competition from the biologic Ustekinumab/CNTO-1275 (Centocor), which was filed with the FDA for approval in the treatment of psoriasis on December 4, 2007.

In addition to the commercial and late-stage development products listed above, numerous products are in earlier stages of development at other biotechnology and pharmaceutical companies that, if successful in clinical trials, may compete with our products.

Decreases in third-party reimbursement rates may affect our product sales, results of operations, and financial condition.

Sales of our products will depend significantly on the extent to which reimbursement for the cost of our products and related treatments will be available to physicians and patients from U.S. and international government health administration authorities, private health insurers, and other organizations. Third-party payers and government health administration authorities increasingly attempt to limit and/or regulate the reimbursement of medical products and services, including branded prescription drugs. Changes in government legislation or regulation, such as the Medicare Prescription Drug Improvement and Modernization Act of 2003, the Deficit Reduction Act of 2005, and the Food and Drug Administration Amendments Act of 2007; changes in Compendia listing; or changes in private third-party payers’ policies toward reimbursement for our products may reduce reimbursement of our products’ costs to physicians, pharmacies, and distributors. Decreases in third-party reimbursement for our products could reduce usage of the products, sales to collaborators, and royalties, and may have a material adverse effect on our product sales, results of operations, and financial condition.

Difficulties or delays in product manufacturing or in obtaining materials from our suppliers, or difficulties in accurately forecasting manufacturing capacity needs, could harm our business and/or negatively affect our financial performance.

Manufacturing pharmaceutical products is difficult and complex, and requires facilities specifically designed and validated for this purpose. It can take longer than five years to design, construct, validate, and license a new biotechnology manufacturing facility. We currently produce our products at our manufacturing facilities located in South San Francisco, Vacaville, and Oceanside, California and through various contract-manufacturing arrangements. Maintaining an adequate supply to meet demand for our products depends on our ability to execute on our production plan. Any significant problem in the operations of our or our contractors’ manufacturing facilities could result in cancellation of shipments; loss of product in the process of being manufactured; a shortfall, stock-out, or recall of available product inventory; or unplanned increases in production costs—any of which could have a material adverse effect on our business. A number of factors could cause significant production problems or interruptions, including:

•	The inability of a supplier to provide raw materials used to manufacture our products;

•	Equipment obsolescence, malfunctions, or failures;

•	Product quality or contamination problems, due to a number of factors included but not limited to human error;

•
Damage to a facility, including our warehouses and distribution facilities, due to events such as fires or earthquakes, as our South San Francisco, Vacaville, and Oceanside facilities are located in areas where earthquakes and/or fires have occurred;

•	Changes in FDA regulatory requirements or standards that require modifications to our manufacturing processes;

•	Action by the FDA or by us that results in the halting or slowdown of production of one or more of our products or products that we make for others;

•	A contract manufacturer going out of business or failing to produce product as contractually required;

•	Failure to maintain an adequate state of current Good Manufacturing Practices compliance; and

•	Implementation and integration of our new enterprise resource planning system, including the portions related to manufacturing and distribution.

In addition, there are inherent uncertainties associated with forecasting future demand for our products or those products we produce for others, and as a consequence we may have inadequate capacity to meet actual demand. Alternatively, we may have an excess of available capacity, which could lead to an idling of a portion of our manufacturing facilities and incurring unabsorbed or idle plant charges, costs associated with the termination of existing contract manufacturing relationships, costs associated with a reduction in workforce, or other excess capacity charges, resulting in an increase in our COS.

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

The patent positions of pharmaceutical and biotechnology companies can be highly uncertain and involve complex legal and factual questions. Accordingly, we cannot predict with certainty the breadth of claims that will be allowed in companies’ patents. Patent disputes are frequent and may ultimately preclude the commercialization of products. We have in the past been, are currently, and may in the future be involved in material litigation and other legal proceedings related to our proprietary rights, such as the Cabilly reexamination and the MedImmune lawsuit (discussed in Note 8, “Leases, Commitments and Contingencies,” in the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K) and disputes in connection with licenses granted to or obtained from third parties. Such litigation and other legal proceedings are costly in their own right and could subject us to significant liabilities with third parties, including the payment of significant royalty expenses, the loss of significant royalty income, or other expenses or losses. Furthermore, an adverse decision or ruling could force us to either obtain third-party licenses at a material cost or cease using the technology or commercializing the product in dispute. An adverse decision or ruling with respect to one or more of our patents or other intellectual property rights could cause us to incur a material loss of sales and/or royalties and other revenue from licensing arrangements that we have with third parties, and could significantly interfere with our ability to negotiate future licensing arrangements.

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

We are subject to various U.S. federal and state laws pertaining to healthcare fraud and abuse, including anti-kickback and false claims laws. Anti-kickback laws make it illegal for a prescription drug manufacturer to solicit, offer, receive, or pay any remuneration in exchange for, or to induce, the referral of business, including the purchase or prescription of a particular drug. Due in part to the breadth of the statutory provisions and the absence of guidance in the form of regulations or court decisions addressing some of our practices, it is possible that our practices might be challenged under anti-kickback or similar laws. False claims laws prohibit anyone from knowingly and willingly presenting, or causing to be presented for payment to third-party payers (including Medicare and Medicaid), claims for reimbursed drugs or services that are false or fraudulent, claims for items or services not provided as claimed, or claims for medically unnecessary items or services. Violations of fraud and abuse laws may be punishable by criminal and/or civil sanctions, including fines and civil monetary penalties, as well as the possibility of exclusion from federal healthcare programs (including Medicare and Medicaid). If a court were to find us liable for violating these laws, or if the government were to allege against us or convict us of violating these laws, there could be a material adverse effect on our business, including our stock price.

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

•	Negative safety or efficacy data from post-approval marketing experience or production-quality problems could cause sales of our products to decrease or a product to be recalled.

•	The degree of patent protection afforded our products by patents granted to us and by the outcome of litigation involving our patents.

•	The outcome of litigation involving patents of other companies concerning our products or processes related to production and formulation of those products or uses of those products.

•	The increasing use and development of alternate therapies.

•	The rate of market penetration by competing products.

•	Our distribution strategy, including the termination of, or change in, an existing arrangement with any major wholesalers that supply our products.

•
Our decision to no longer allow compounding pharmacies the ability to purchase Avastin directly from wholesale distributors, which could have a negative impact on Lucentis sales as a result of negative reaction by retinal specialists to our decision.

•	Product returns and allowances greater than expected or historically experienced.

•	The inability of one or more of our three major customers to meet their payment obligations to us.

Any of these factors could have a material adverse effect on our sales and results of operations.

Our results of operations are affected by our royalty and contract revenue, and sales to collaborators.

Royalty and contract revenue, and sales to collaborators in future periods, could vary significantly. Major factors affecting this revenue include, but are not limited to:

•
Roche’s decisions about whether to exercise its options and option extensions to develop and sell our future products in non-U.S. markets, and the timing and amount of any related development cost reimbursements.

•	Variations in Roche’s sales and other licensees’ sales of licensed products.

•
The expiration or termination of existing arrangements with other companies and Roche, which may include development and marketing arrangements for our products in the U.S., Europe, and other countries.

•	The timing of non-U.S. approvals, if any, for products licensed to Roche and other licensees.

•	Government and third-party payer reimbursement and coverage decisions that affect the utilization of our products and competing products.

•	The initiation of new contractual arrangements with other companies.

•	Whether and when contract milestones are achieved.

•	The failure or refusal of a licensee to pay royalties.

•
The expiration or invalidation of our patents or licensed intellectual property. For example, patent litigation, interferences, oppositions, and other proceedings involving our patents often include claims by third parties that such patents are invalid, unenforceable, or unpatentable. If a court, patent office, or other authority were to determine that a patent (including the Cabilly patent as discussed in Item 3, “Legal Proceedings”) under which we receive royalties and/or other revenue is invalid, unenforceable, or unpatentable, that determination could cause us to suffer a loss of such royalties and/or revenue, and could cause us to incur other monetary damages.

•	Decreases in licensees’ sales of product due to competition, manufacturing difficulties, or other factors that affect the sales of product.

•	Fluctuations in foreign currency exchange rates.

We may be unable to manufacture certain of our products if there is BSE contamination of our bovine source raw material.

Most biotechnology companies, including Genentech, have historically used, and we continue to use, bovine source raw materials to support cell growth in certain production processes. Bovine source raw materials from within or outside the U.S. are subject to public and regulatory scrutiny because of the perceived risk of contamination with the infectious agent that causes bovine spongiform encephalopathy (BSE). Should such BSE contamination occur, it would likely negatively affect our ability to manufacture certain products for an indefinite period of time (or at least until an alternative process is approved); negatively affect our reputation; and could result in a material adverse effect on our product sales, financial condition, and results of operations.

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

Our affiliation agreement with Roche Holdings, Inc. (RHI) provides that we establish a stock repurchase program designed to maintain RHI’s percentage ownership interest in our Common Stock based on an established Minimum Percentage. For more information on our stock repurchase program, see “Liquidity and Capital Resources—Cash Used in or Provided by Financing Activities.” For information on the Minimum Percentage, see Note 9, “Relationship with Roche Holdings, Inc. and Related Party Transactions,” in the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K.

RHI’s ownership percentage is diluted by the exercise of stock options to purchase shares of our Common Stock by our employees and the purchase of shares of our Common Stock through our employee stock purchase plan. See Note 3, “Employee Stock-Based Compensation,” in the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K for information regarding employee stock plans. In order to maintain RHI’s Minimum Percentage, we repurchase shares of our Common Stock under the stock repurchase program. Under our current stock repurchase program, we repurchased 13 million shares for $1.0 billion in 2007. As of December 31, 2007, there were approximately 39 million in-the-money exercisable options. While the dollar amounts associated with future stock repurchase programs cannot currently be determined, future stock repurchases could have a material adverse effect on our liquidity, credit rating, and ability to access additional capital in the financial markets.

Our affiliation agreement with Roche Holdings, Inc. could limit our ability to make acquisitions or divestitures.

Our affiliation agreement with RHI contains provisions that:

•
Require the approval of the directors designated by RHI to make any acquisition or any sale or disposal of all or a portion of our business representing 10 percent or more of our assets, net income, or revenue.

•	Enable RHI to maintain its percentage ownership interest in our Common Stock.

•
Require us to establish a stock repurchase program designed to maintain RHI’s percentage ownership interest in our Common Stock based on an established Minimum Percentage. For information regarding the Minimum Percentage, see Note 9, “Relationship with Roche Holdings, Inc. and Related Party Transactions,” in the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K.

Future sales of our Common Stock by Roche Holdings, Inc. could cause the price of our Common Stock to decline.

As of December 31, 2007, RHI owned 587,189,380 shares of our Common Stock, or 55.8 percent of our outstanding shares. All of our shares owned by RHI are eligible for sale in the public market subject to compliance with the applicable securities laws. We have agreed that, upon RHI’s request, we will file one or more registration statements under the Securities Act of 1933 in order to permit RHI to offer and sell shares of our Common Stock. Sales of a substantial number of shares of our Common Stock by RHI in the public market could adversely affect the market price of our Common Stock.

Roche Holdings, Inc., our controlling stockholder, may seek to influence our business in a manner that is adverse to us or adverse to other stockholders who may be unable to prevent actions by Roche Holdings, Inc.

As our majority stockholder, RHI controls the outcome of most actions requiring the approval of our stockholders. Our bylaws provide, among other things, that the composition of our Board of Directors shall consist of at least three directors designated by RHI, three independent directors nominated by the Nominations Committee, and one Genentech executive officer nominated by the Nominations Committee. Our bylaws also provide that RHI will have the right to obtain proportional representation on our Board until such time that RHI owns less than five percent of our stock. Currently, three of our directors—Mr. William Burns, Dr. Erich Hunziker, and Dr. Jonathan K. C. Knowles—also serve as officers and employees of Roche. As long as RHI owns in excess of 50 percent of our Common Stock, RHI directors will be two of the three members of the Nominations Committee. Our certificate of incorporation includes provisions related to competition by RHI affiliates with Genentech, offering of corporate opportunities, transactions with interested parties, intercompany agreements, and provisions limiting the liability of specified employees. We cannot assure that RHI will not seek to influence our business in a manner that is contrary to our goals or strategies or the interests of other stockholders. Moreover, persons who are directors of Genentech and who are also directors and/or officers of RHI may decline to take action in a manner that might be favorable to us but adverse to RHI.

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

The testing and marketing of medical products entail an inherent risk of product liability. Liability exposures for pharmaceutical products can be extremely large and pose a material risk. Our business may be materially and adversely affected by a successful product liability claim or claims in excess of any insurance coverage that we may have.

Insurance coverage may be more difficult and costly to obtain or maintain.

We currently have a limited amount of insurance to minimize our direct exposure to certain business risks. In the future, we may be exposed to an increase in premiums and a narrowing of scope of coverage. As a result, we may be required to assume more risk in the future or make significant expenditures to maintain our current levels of insurance. If we are subject to third-party claims or suffer a loss or damages in excess of our insurance coverage, we will incur the cost of the portion of the retained risk. Furthermore, any claims made on our insurance policies may affect our ability to obtain or maintain insurance coverage at reasonable costs.

We are subject to environmental and other risks.

We use certain hazardous materials in connection with our research and manufacturing activities. In the event that such hazardous materials are stored, handled, or released into the environment in violation of law or any permit, we could be subject to loss of our permits, government fines, or penalties, and/or other adverse governmental or private actions. The levy of a substantial fine or penalty, the payment of significant environmental remediation costs, or the loss of a permit or other authorization to operate or engage in our ordinary course of business could materially adversely affect our business.

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

Fluctuations in our operating results could affect the price of our Common Stock.

Our operating results may vary from period to period for several reasons, including, but not limited to, the following:

•	The overall competitive environment for our products, as described in “We face competition” above.

•
The amount and timing of sales to customers in the U.S. For example, sales of a product may increase or decrease due to pricing changes, fluctuations in distributor buying patterns, or sales initiatives that we may undertake from time to time.

•	Increased COS; R&D and marketing, general and administrative expenses; stock-based compensation expenses; litigation related expenses; asset impairments; and equity securities write-downs.

•	Changes in interest rates, and changes in credit ratings and the liquidity of our interest-bearing investments, and the effects that such changes may have on the value of those investments.

•	Changes in foreign currency exchange rates and the effects that such changes may have on our royalty revenue and foreign currency denominated investments.

•
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

•	The potential introduction of new products and additional indications for existing products.

•	The ability to successfully manufacture sufficient quantities of any particular marketed product.

•	Pricing decisions that we or our competitors have adopted or may adopt, as well as our Avastin Patient Assistance Program.

•	Our distribution strategy, including the termination of, or change in, an existing arrangement with any major wholesalers that supply our products.

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

Among other factors, the following may have a significant effect on the market price of our Common Stock:

•	Announcements of technological innovations or new commercial products by us or our competitors.

•	Publicity regarding actual or potential medical results related to products under development or being commercialized by us or our competitors.

•	Concerns about our pricing initiatives and distribution strategy, and the potential effect of such initiatives and strategy on the utilization of our products or our product sales.

•	Developments or outcomes of litigation, including litigation regarding proprietary and patent rights (including, for example, the Cabilly patent) and governmental investigations.

•	Regulatory developments or delays concerning our products in the U.S. and other countries.

•	Issues concerning the efficacy or safety of our products or of biotechnology products generally.

•	Economic and other external factors or a disaster or crisis.

•	Period-to-period fluctuations in our financial results.

•	New proposals to change or reform the U.S. healthcare system, including, but not limited to, new regulations concerning reimbursement or follow-on biologics.

Our effective income tax rate may vary significantly.

Various internal and external factors may have favorable or unfavorable effects on our future effective income tax rate. These factors include, but are not limited to, changes in tax laws, regulations, and/or rates, the results of any tax examinations, changing interpretations of existing tax laws or regulations, changes in estimates of prior years’ items, past and future levels of R&D spending, acquisitions, changes in our corporate structure, and changes in overall levels of income before taxes; all of which may result in periodic revisions to our effective income tax rate.

To pay our indebtedness will require a significant amount of cash and may adversely affect our operations and financial results.

As of December 31, 2007, we had approximately $2.0 billion of long-term debt and $600 million of commercial paper notes payable. Our ability to make payments on or to refinance our indebtedness, and to fund planned capital expenditures, R&D, as well as stock repurchases and expansion efforts will depend on our ability to generate cash in the future. This risk, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory, and other factors that are and will remain beyond our control. Additionally, our indebtedness may increase our vulnerability to general adverse economic and industry conditions, and require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, which would reduce the availability of our cash flow to fund working capital, capital expenditures, R&D, expansion efforts, and other general corporate purposes, and limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate.

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

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 2.	PROPERTIES

Our headquarter facilities are located in a research and industrial area in South San Francisco, California, where we currently occupy 32 owned and 13 leased buildings that house our R&D, marketing and administrative activities, as well as bulk manufacturing facilities, a fill and finish facility, and a warehouse. We have made and will continue to make improvements to these properties to accommodate our growth. We also have a commitment to lease an additional three buildings in South San Francisco, California, which we will occupy beginning in 2008. In addition, we own other properties in South San Francisco for future expansion.

We own a manufacturing facility in Vacaville, California, which is licensed to produce commercial materials for select products. We are expanding our Vacaville site by constructing an additional manufacturing facility adjacent to the existing facility as well as office buildings to support the added manufacturing capacity. We expect qualification and licensure of our new Vacaville plant by the end of 2009.

In June 2005, we acquired a biologics manufacturing facility in Oceanside, California. In 2006, we began manufacturing Avastin bulk product at that plant, and we received FDA licensure in the first half of 2007.

In September 2006, we acquired land in Hillsboro, Oregon for the construction of a new fill/finish, warehousing, distribution and related office facility. We broke ground on the facility in 2006, and we expect completion in 2008 and FDA licensure in early 2010.

We have an agreement with Lonza Group Ltd (Lonza) under which we can elect to purchase Lonza’s manufacturing facility currently under construction in Singapore. Such facility is expected to be licensed for the production of Avastin in 2010.

In May 2007, we acquired land in Dixon, California and began the construction of a research support facility. We expect completion in late 2009.

In June 2007, we began construction of a new E. coli manufacturing facility in Singapore to produce bulk Lucentis for the U.S. market. We anticipate FDA licensure of the site in the first half of 2010.

In connection with our acquisition of Tanox, Inc. in August 2007, we acquired a lease for a manufacturing plant in San Diego, California that has been certified by the FDA for clinical use. We currently plan to sublease that plant.

We also lease additional office facilities as regional offices for sales and marketing and other functions in several locations throughout the U.S.

In general, our existing facilities, owned or leased, are in good condition and are adequate for all present and near-term uses, and we believe that our capital resources are sufficient to purchase, lease, or construct any additional facilities required to meet our long-term growth needs.

Item 3.	LEGAL PROCEEDINGS

We are a party to various legal proceedings, including patent litigation and licensing and contract disputes, and other matters.

On October 4, 2004, we received a subpoena from the U.S. Department of Justice, requesting documents related to the promotion of Rituxan, a prescription treatment now approved for five indications. We are cooperating with the associated investigation, which is both civil and criminal in nature, and through counsel we are having discussions with government representatives about the status of their investigation and Genentech’s views on this matter, including potential resolution of this matter. The government has called, and may continue to call, former and current Genentech employees to appear before a grand jury in connection with this investigation. The outcome of this matter cannot be determined at this time.

We and the City of Hope National Medical Center (COH) are parties to a 1976 agreement related to work conducted by two COH employees, Arthur Riggs and Keiichi Itakura, and patents that resulted from that work, which are referred to as the “Riggs/Itakura Patents.” Since that time, we have entered into license agreements with various companies to manufacture, use, and sell the products covered by the Riggs/Itakura Patents. On August 13, 1999, the COH filed a complaint against us in the Superior Court in Los Angeles County, California, alleging that we owe royalties to the COH in connection with these license agreements, as well as product license agreements that involve the grant of licenses under the Riggs/Itakura Patents. On June 10, 2002, a jury voted to award the COH approximately $300 million in compensatory damages. On June 24, 2002, a jury voted to award the COH an additional $200 million in punitive damages. Such amounts were accrued as an expense in the second quarter of 2002 and are included in the accompanying Consolidated Balance Sheets in “accrued litigation” at December 31, 2007 and 2006. We filed a notice of appeal of the verdict and damages awards with the California Court of Appeal. On October 21, 2004, the California Court of Appeal affirmed the verdict and damages awards in all respects. On November 22, 2004, the California Court of Appeal modified its opinion without changing the verdict and denied Genentech’s request for rehearing. On November 24, 2004, we filed a petition seeking review by the California Supreme Court. On February 2, 2005, the California Supreme Court granted that petition. The California Supreme Court heard our appeal on this matter on February 5, 2008 and we expect a ruling within 90 days of the hearing date. The amount of cash paid, if any, or the timing of such payment in connection with the COH matter will depend on the outcome of the California Supreme Court’s review of the matter.

We recorded accrued interest and bond costs related to the COH trial judgment of $54 million in both 2007 and 2006. In conjunction with the COH judgment, we posted a surety bond and were required to pledge cash and investments of $788 million at December 31, 2007 and 2006 to secure the bond. These amounts are reflected in “restricted cash and investments” in the accompanying Consolidated Balance Sheets. We expect that we will continue to incur interest charges on the judgment and service fees on the surety bond each quarter through the process of appealing the COH trial results. Included within current liabilities in “Accrued litigation” in the accompanying Consolidated Balance Sheet at December 31, 2007 is $776 million, which represents our estimate of the costs for the current resolution of the COH matter.

On April 11, 2003, MedImmune, Inc. filed a lawsuit against Genentech, COH, and Celltech R & D Ltd. in the U.S. District Court for the Central District of California (Los Angeles). The lawsuit relates to U.S. Patent No. 6,331,415 (the Cabilly patent) that we co-own with COH and under which MedImmune and other companies have been licensed and are paying royalties to us. The lawsuit includes claims for violation of antitrust, patent, and unfair competition laws. MedImmune is seeking a ruling that the Cabilly patent is invalid and/or unenforceable, a determination that MedImmune does not owe royalties under the Cabilly patent on sales of its Synagis® antibody product, an injunction to prevent us from enforcing the Cabilly patent, an award of actual and exemplary damages, and other relief. On January 14, 2004 (amending a December 23, 2003 order), the U.S. District Court granted summary judgment in our favor on all of MedImmune’s antitrust and unfair competition claims. On April 23, 2004, the District Court granted our motion to dismiss all remaining claims in the case. On October 18, 2005, the U.S. Court of Appeals for the Federal Circuit affirmed the judgment of the District Court in all respects. MedImmune filed a petition for certiorari with the U.S. Supreme Court on November 10, 2005, seeking review of the decision to dismiss certain of its claims. The Supreme Court granted MedImmune’s petition, and the oral argument of this case before the Supreme Court occurred on October 4, 2006. On January 9, 2007, the Supreme Court issued a decision reversing the Federal Circuit’s decision and remanding the case to the lower courts for further proceedings in connection with the patent and contract claims. On August 16, 2007, the U.S. District Court entered a Claim Construction Order defining several terms used in the Cabilly patent. On October 29, 2007, MedImmune filed a motion for partial summary judgment of non-infringement, and in connection with that motion MedImmune conceded that its Synagis product infringes claim 33 of the Cabilly patent. Genentech responded to this motion in part by granting MedImmune, with respect to the Synagis product only, a covenant not to sue for infringement under any claim of the Cabilly patent other than claim 33. Discovery and motion practice are ongoing and the trial of this matter has been scheduled for June 23, 2008. The outcome of this matter cannot be determined at this time.

On May 13, 2005, a request was filed by a third party for reexamination of the Cabilly patent. The request sought reexamination on the basis of non-statutory double patenting over U.S. Patent No. 4,816,567. On July 7, 2005, the U.S. Patent and Trademark Office (Patent Office) ordered reexamination of the Cabilly patent. On September 13, 2005, the Patent Office mailed an initial non-final Patent Office action rejecting the claims of the Cabilly patent. We filed our response to the Patent Office action on November 25, 2005. On December 23, 2005, a second request for reexamination of the Cabilly patent was filed by another third party, and on January 23, 2006, the Patent Office granted that request. On June 6, 2006, the two reexaminations were merged into one proceeding. On August 16, 2006, the Patent Office mailed a non-final Patent Office action in the merged proceeding, rejecting the claims of the Cabilly patent based on issues raised in the two reexamination requests. We filed our response to the Patent Office action on October 30, 2006. On February 16, 2007, the Patent Office mailed a final Patent Office action rejecting all 36 claims of the Cabilly patent. We responded to the final Patent Office action on May 21, 2007 and requested continued reexamination. On May 31, 2007, the Patent Office granted the request for continued reexamination, and in doing so withdrew the finality of the February 2007 Patent Office action and agreed to treat our May 21, 2007 filing as a response to a first Patent Office action. On February 25, 2008, we received notification from the Patent Office that a final Office action rejecting claims of the Cabilly patent has been issued and mailed. We intend to file a response to the final Office action and, if necessary, appeal the rejection. The Cabilly patent, which expires in 2018, relates to methods that we and others use to make certain antibodies or antibody fragments, as well as cells and DNA used in these methods. We have licensed the Cabilly patent to other companies and derive significant royalties from those licenses. The claims of the Cabilly patent remain valid and enforceable throughout the reexamination and appeals processes. Because the above-described proceeding is ongoing, the outcome of this matter cannot be determined at this time.

In 2006, we made development decisions involving our humanized anti-CD20 program, and our collaborator, Biogen Idec, disagreed with certain of our development decisions related to humanized anti-CD20 products. Under our 2003 collaboration agreement with Biogen Idec, we believe that we are permitted under the agreement to proceed with further trials of certain humanized anti-CD20 antibodies, and Biogen Idec disagreed with our position. The disputed issues have been submitted to arbitration. In the arbitration, Biogen Idec filed motions for a preliminary injunction and summary judgment seeking to stop us from proceeding with certain development activities, including planned clinical trials. On April 20, 2007, the arbitration panel denied both Biogen Idec’s motion for a preliminary injunction and Biogen Idec’s motion for summary judgment. Resolution of the arbitration could require that both parties agree to certain development decisions before moving forward with humanized anti-CD20 antibody clinical trials, and possibly clinical trials of other collaboration products, including Rituxan, in which case we may have to alter or cancel planned trials in order to obtain Biogen Idec’s approval. The hearing of this matter is scheduled to begin in June 2008. We expect a final decision within six months of the hearing, unless the parties are able to resolve the matter earlier through settlement discussions or otherwise. The outcome of this matter cannot be determined at this time.

On June 28, 2003, Mr. Ubaldo Bao Martinez filed a lawsuit against Porriño Town Council and Genentech España S.L. in the Contentious Administrative Court Number One of Pontevedra, Spain. The lawsuit challenges the Town Council's decision to grant licenses to Genentech España S.L. for the construction and operation of a warehouse and biopharmaceutical manufacturing facility in Porriño, Spain. On January 21, 2008 the Administrative Court ruled in favor of Mr. Bao on one of the claims in the lawsuit and ordered the closing and demolition of the facility, subject to certain further legal proceedings. On February 12, 2008, we and the Town Council filed appeals of the Administrative Court decision at the High Court in Galicia, Spain. In addition, we are evaluating with legal counsel in Spain whether there may be other administrative remedies available to overcome the Administrative Court’s ruling. We sold the assets of Genentech España S.L., including the Porriño facility, to Lonza Group Ltd. in December 2006, and Lonza has operated the facility since that time. Under the terms of that sale, we retained control of the defense of this lawsuit and agreed to indemnify Lonza against certain contractually defined liabilities up to a specified limit, which is currently estimated to be approximately $100 million. The outcome of this matter, and our indemnification obligation to Lonza, if any, cannot be determined at this time.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

Executive Officers of the Company

The executive officers of the Company and their respective ages (as of December 31, 2007) and positions with the Company are as follows:

Name	Age	Position
Arthur D. Levinson, Ph.D.*	57	Chairman and Chief Executive Officer
Susan D. Desmond-Hellmann, M.D., M.P.H.*	50	President, Product Development
Ian T. Clark*	47	Executive Vice President, Commercial Operations
David A. Ebersman*	38	Executive Vice President and Chief Financial Officer
Stephen G. Juelsgaard, D.V.M., J.D.*	59	Executive Vice President, Secretary and Chief Compliance Officer
Richard H. Scheller, Ph.D.*	54	Executive Vice President, Research
Patrick Y. Yang, Ph.D.*	59	Executive Vice President, Product Operations
Robert E. Andreatta	46	Controller and Chief Accounting Officer
Hal Barron, M.D., F.A.C.C.	45	Senior Vice President, Development, and Chief Medical Officer
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

Stephen G. Juelsgaard, D.V.M., J.D. was appointed Chief Compliance Officer of Genentech in June 2005, Executive Vice President in September 2002, and Secretary in April 1997. He joined Genentech in July 1985 as Corporate Counsel and subsequently served as Senior Corporate Counsel from 1988 to 1990, Chief Corporate Counsel from 1990 to 1993, Vice President, Corporate Law from 1993 to 1994, Assistant Secretary from 1994 to 1997, Senior Vice President from 1998 to 2002, and General Counsel from 1994 to January 2007.

Richard H. Scheller, Ph.D. was appointed Executive Vice President, Research of Genentech in September 2003. Previously, he served as Senior Vice President, Research from March 2001 to September 2003. Prior to joining Genentech, he served as Professor of Molecular and Cellular Physiology and of Biological Sciences at Stanford University Medical Center from September 1982 to February 2001 and as an Investigator at the Howard Hughes Medical Institute from September 1990 to February 2001. He received his first academic appointment to Stanford University in 1982. He was appointed to the position of Professor of Molecular and Cellular Physiology in 1993 and as an Investigator in the Howard Hughes Medical Institute in 1994.

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

Robert E. Andreatta, was appointed Controller of Genentech in June 2006 and Chief Accounting Officer in April 2007. Previously at Genentech, he served as Assistant Controller and Senior Director, Corporate Finance from May 2005 to June 2006, Director of Corporate Accounting and Reporting from September 2004 to May 2005, and Director of Collaboration Finance from June 2003 to September 2004. Prior to joining Genentech, he held various officer positions at HopeLink Corporation, a healthcare information technology company, from 2000 to 2003 and was a member of the Board of Directors of HopeLink from 2002 to 2003. Mr. Andreatta worked for KPMG from 1983 to 2000, including service as an audit partner from 1995 to 2000.

Hal Barron, M.D., F.A.C.C. was appointed Senior Vice President, Development in December 2003 and Chief Medical Officer in March 2004. Dr. Barron joined Genentech in 1996 as a Clinical Scientist. During the next several years, he held positions as Associate Director and Director of Cardiovascular Research. In 2001, he was named senior director of Specialty BioTherapeutics. In 2002, Dr. Barron was promoted to Vice President of Medical Affairs.

PART II

Item 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

See “Liquidity and Capital Resources—Cash Used in or Provided by Financing Activities” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this Form 10-K; Note 1, “Description of Business—Redemption of Our Special Common Stock”; Note 9, “Relationship with Roche Holdings, Inc. and Related Party Transactions”; and Note 11, “Capital Stock,” in the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K.

Stock Exchange Listing

Our Common Stock trades on the New York Stock Exchange under the symbol “DNA.” No dividends have been paid on the Common Stock. We currently intend to retain all future income for use in the operation of our business and for future stock repurchases and, therefore, do not anticipate paying any cash dividends in the near future.

Common Stockholders

As of December 31, 2007, there were approximately 2,500 stockholders of record of our Common Stock, one of which is Cede & Co., a nominee for Depository Trust Company (DTC). All of the shares of Common Stock held by brokerage firms, banks and other financial institutions as nominees for beneficial owners are deposited into participant accounts at DTC, and are therefore considered to be held of record by Cede & Co. as one stockholder.

Stock Prices

	Common Stock
	2007		2006
	High	Low	High	Low
4th Quarter	$78.61	$65.35	$86.93	$79.65
3rd Quarter	80.57	71.43	86.65	76.80
2nd Quarter	83.65	72.31	84.72	75.58
1st Quarter	89.73	80.12	95.16	81.15

Stock Repurchases

See “Liquidity and Capital Resources—Cash Used in or Provided by Financing Activities” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this Form 10-K for information on our stock repurchases.

Performance Graph

Below is a graph showing the cumulative total return to our stockholders during the period from December 31, 2002 through December 31, 2007 in comparison to the cumulative return on the Standard & Poor’s 500 Index, the Standard & Poor’s 500 Pharmaceuticals Index, and the Standard & Poor’s 500 Biotechnology Index during that same period.(1) The results assume that $100 was invested on December 31, 2002.

	Base Period	Years Ending
	December	December	December	December	December	December
Company / Index	2002	2003	2004	2005	2006	2007
Genentech, Inc	$100	$282.18	$328.35	$557.90	$489.32	$404.52
S&P 500 Index	100	128.68	142.69	149.70	173.34	182.86
S&P 500 Pharmaceuticals Index	100	108.78	100.69	97.31	112.74	117.99
S&P Biotechnology Index	100	128.86	138.66	164.00	159.50	154.04
________________________
(1)
The total return on investment (change in year end stock price plus reinvested dividends) assumes $100 invested on December 31, 2002 in our Common Stock, the Standard & Poor’s 500 Index, the Standard & Poor’s 500 Pharmaceuticals Index and the Standard & Poor’s 500 Biotechnology Index. At December 31, 2007, the Standard & Poor’s 500 Pharmaceuticals Index comprised Abbott Laboratories; Allergan, Inc.; Barr Pharmaceuticals Inc.; Bristol-Myers Squibb Company; Forest Laboratories, Inc.; Johnson & Johnson; King Pharmaceuticals, Inc.; Merck & Co., Inc.; Mylan Laboratories Inc.; Lilly (Eli) and Company; Pfizer Inc.; Schering-Plough Corporation; Watson Pharmaceuticals, Inc.; and Wyeth. At December 31, 2007, the Standard & Poor’s 500 Biotechnology Index comprised Amgen Inc.; Biogen Idec Inc.; Celgene Corporation; Genzyme Corporation; and Gilead Sciences, Inc.

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

The following selected consolidated financial information has been derived from our audited consolidated financial statements. The information below is not necessarily indicative of the results of future operations and should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Item 1A, “Risk Factors,” of this Form 10-K, and the consolidated financial statements and related notes thereto included in Item 8 of this Form 10-K, in order to fully understand factors that may affect the comparability of the information presented below.

SELECTED CONSOLIDATED FINANCIAL DATA
(In millions, except per share amounts)

	2007		2006		2005		2004		2003
Total operating revenue	$11,724		$9,284		$6,633		$4,621		$3,300
Product sales	9,443		7,640		5,488		3,749		2,621
Royalties	1,984		1,354		935		641		501
Contract revenue	297		290		210		231		178

Income before cumulative effect of accounting change	$2,769		$2,113		$1,279		$785		$610
Cumulative effect of accounting change, net of tax	–		–		–		–		(47	)(3)
Net income	$2,769	(1)	$2,113	(1)	$1,279		$785		$563	(3)

Basic earnings per share	$2.63		$2.01		$1.21		$0.74		$0.54
Diluted earnings per share	2.59		1.97		1.18		0.73		0.53

Total assets	$18,940		$14,842		$12,147		$9,403	(2)	$8,759	(2)
Long-term debt	2,402	(2)	2,204	(2)	2,083	(2)	412	(2)	412	(2)
Stockholders’ equity	11,905		9,478		7,470		6,782		6,520
________________________
We have paid no dividends.
All per share amounts reflect the two-for-one stock split that was effected in 2004.
Certain prior year amounts have been reclassified to conform to the current year presentation.

(1)
Net income in 2007 and 2006 included employee stock-based compensation costs of $260 million and $182 million, net of tax, respectively, due to our adoption of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment,” on a modified prospective basis on January 1, 2006. No employee stock-based compensation expense was recognized in reported amounts in any period prior to January 1, 2006. Net income in 2007 also included certain items associated with the acquisition of Tanox, Inc., including the recognition of deferred royalty revenue of $4 million, net of tax, a charge for in-process research and development expense of $77 million, a gain pursuant to Emerging Issues Task Force Issue No. 04-1 of $73 million, net of tax, and amortization of intangible assets of $17 million, net of tax.

(2)
Long-term debt in 2007, 2006, and 2005 included $2 billion related to our debt issuance in July 2005, and included $399 million in 2007, $216 million in 2006, and $94 million in 2005 in construction financing obligations related to our agreements with Health Care Properties (formerly Slough) and Lonza. Long-term debt in 2005 also reflected the repayment of $425 million to extinguish the consolidated debt and noncontrolling interest of a synthetic lease obligation related to our manufacturing facility located in Vacaville, California. Upon adoption of the Financial Accounting Standards Board Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities,” in 2003, we consolidated the entity from which we lease our manufacturing facility located in Vacaville, California. Accordingly, we included in property, plant and equipment assets with net book values of $326 million at December 31, 2004 and $348 million at December 31, 2003. We also consolidated the entity’s debt of $412 million and noncontrolling interest of $13 million, which amounts are included in long-term debt and litigation-related and other long-term liabilities, respectively, at December 31, 2004 and 2003.

(3)
Net income in 2003 included the receipt of $113 million in pretax litigation settlements with Amgen Inc. and Bayer Inc. Net income in 2003 also reflected our adoption of FIN 46 on July 1, 2003, which resulted in a $47 million charge, net of $32 million in taxes, (or $0.05 per share) as a cumulative effect of an accounting change in 2003.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The Company

Genentech is a leading biotechnology company that discovers, develops, manufactures, and commercializes pharmaceutical products to treat patients with significant unmet medical needs. We commercialize multiple biotechnology products and also receive royalties from companies that are licensed to market products based on our technology.

Major Developments in 2007

We primarily earn revenue and income, and generate cash from product sales and royalty revenue. Our total operating revenue in 2007 was $11.7 billion, an increase of 26% from $9.28 billion in 2006. Product sales in 2007 were $9.44 billion, an increase of 24% from $7.64 billion in 2006. Product sales represented 81% of our operating revenue in 2007 and 82% in 2006. Royalty revenue was $1.98 billion in 2007, an increase of 47% from $1.35 billion in 2006. Royalty revenue represented 17% of our operating revenue in 2007 and 15% in 2006. Our net income in 2007 was $2.77 billion, an increase of 31% from $2.11 billion in 2006.

In 2007, we announced our goal to add a total of 30 molecules into development during the five-year period from the beginning of 2006 through the end of 2010, an update to our previous goal to add a total of 20 molecules into development from the beginning of 2006 through the end of 2010. In 2007, we added eight new molecular entities to the development pipeline, and removed five new molecules from the development pipeline. We now have 20 new molecules in the development pipeline, most targeting novel mechanisms based on promising biology, and five of these new molecules started Phase II clinical trials during 2007.

During 2007, we entered into a number of major new collaborations giving us access to novel early-stage drug products being developed as potential treatments for various diseases including cancer and cardiovascular disease, including among others the following: (i) a collaboration agreement with Abbott Laboratories for the global research, development, and commercialization of two of Abbott’s investigational anti-cancer, small molecule compounds: ABT-263 and ABT-869. ABT-263 is currently in Phase I clinical trials and we, in collaboration with Abbott, initiated Phase II trials with ABT-869 in solid tumor types in 2007, (ii) an exclusive worldwide license agreement with Seattle Genetics, Inc. for the development and commercialization of a humanized monoclonal antibody currently in Phase I clinical trials for multiple myeloma, chronic lymphocytic leukemia and non-Hodgkin’s lymphoma (NHL), and a Phase II clinical trial for diffuse large B-cell lymphoma, (iii) a collaboration with BioInvent to co-develop and commercialize a monoclonal antibody currently in Phase I for the potential treatment of cardiovascular disease, and (iv) a collaboration agreement with Altus to develop, manufacture and commercialize a subcutaneously administered, once-per-week formulation of human growth hormone. The collaboration with Altus was subsequently terminated in 2007.

On February 16, 2007, the Patent Office mailed a final Patent Office action rejecting all 36 claims of the Cabilly patent. We responded to the final Patent Office action on May 21, 2007 and requested continued reexamination. On May 31, 2007, the Patent Office granted the request for continued reexamination, and in doing so withdrew the finality of the February 2007 Patent Office action and agreed to treat our May 21, 2007 filing as a response to a first Patent Office action. On February 25, 2008, we received notification from the Patent Office that a final Office action rejecting claims of the Cabilly patent has been issued and mailed. We intend to file a response to the final Office action and, if necessary, appeal the rejection.

In February 2007, we announced that a Roche-sponsored Phase III study evaluating two different doses of Avastin in combination with gemcitabine and cisplatin chemotherapy compared to chemotherapy alone met the primary endpoint of prolonging progression-free survival (PFS) in patients with previously untreated, advanced non-small cell lung cancer (NSCLC). This study evaluated a 15 mg/kg/every-three-weeks dose of Avastin (the dose approved in the U.S. for use in combination with carboplatin and paclitaxel) and a 7.5 mg/kg/every-three-weeks dose of Avastin (a dose not approved for use in the U.S.). Although the study was not designed to compare the Avastin doses, a similar treatment effect in PFS was observed between the two arms.

During the second quarter of 2007, we achieved four manufacturing milestones: (i) we received United States (U.S.) Food and Drug Administration (FDA) licensure of our Oceanside, California manufacturing facility to produce bulk Avastin, (ii) we received approval for a new aseptic fill-finish line in South San Francisco, California; (iii) we broke ground on our E. coli production facility in Singapore, and (iv) we achieved mechanical completion of our second manufacturing facility in Vacaville, California, for which we continue to anticipate licensure in 2009.

On August 2, 2007, we acquired 100% of the outstanding shares of Tanox, Inc. for $925 million, plus $8 million in transaction costs. The acquired assets include $202 million of Tanox’s cash and investments, resulting in a net cash and investment outlay of $731 million. Included in our operating results for 2007 are items related to our acquisition of Tanox, including a non-recurring in-process research and development charge of $77 million; a non-recurring gain of $121 million on a pretax basis pursuant to the Emerging Issues Task Force (EITF) Issue No. 04-1, “Accounting for Preexisting Relationships between the Parties to a Business Combination” (EITF 04-1); the recognition of $6 million of deferred royalty revenue; and amortization of intangible assets of $28 million. Tanox’s post-acquisition operating results were not material to our consolidated results for 2007. See “Write-off of In-process Research and Development Related to Acquisition” and “Gain on Acquisition” in the “Results of Operations” section for more information on these items.

On August 24, 2007, we resubmitted a supplemental Biologics License Application (sBLA) to the FDA for Avastin, in combination with paclitaxel chemotherapy, for patients with metastatic HER2-negative BC. On February 12, 2008, we announced that AVADO, Roche’s study evaluating two doses of Avastin in first-line metastatic BC, met its primary endpoint of prolonging PFS. Both doses of Avastin in combination with chemotherapy showed statistically significant improvement in the time patients lived without their disease advancing compared to chemotherapy and placebo. On February 22, 2008, we received accelerated approval from the FDA to market Avastin in combination with paclitaxel chemotherapy for the treatment of patients who have not received prior chemotherapy for metastatic HER2-negative BC. As a condition of the accelerated approval, we are required to make future submissions to the FDA, including the final study reports for two Phase III studies, AVADO and RIBBON, which are ongoing studies of Avastin in metastatic HER2-negative BC. Based on the FDA’s review of our future submissions, the FDA may decide to withdraw or modify such approval, request additional post-marketing studies, or grant full approval.

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

Economic and Industry-wide Factors

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

•
Our long-term business growth depends upon our ability to continue to successfully develop and commercialize important novel therapeutics to treat unmet medical needs, such as cancer. We recognize that the successful development of pharmaceutical products is highly difficult and uncertain, and that it will be challenging for us to continue to discover and develop innovative treatments. Our business requires significant investment in research and development (R&D) over many years, often for products that fail during the R&D process. Once a product receives FDA approval, it remains subject to ongoing FDA regulation, including changes to the product label, new or revised regulatory requirements for manufacturing practices, written advisement to physicians, and/or product recalls or withdrawals.

•
Our business model requires appropriate pricing and reimbursement for our products to offset the costs and risks of drug development. The pricing and distribution of our products have received negative press coverage and public and governmental scrutiny. We will continue to meet with patient groups, payers, and other stakeholders in the healthcare system to understand their issues and concerns. The reimbursement environment for our products may change in the future and become more challenging.

•
As the Medicare and Medicaid programs are the largest payers for our products, rules related to coverage and reimbursement continue to represent an important issue for our business. New regulations related to hospital and physician payment continue to be implemented annually. To date, we have not seen any detectable effects of the new rules on our product sales. As a result of the Deficit Reduction Act, new regulations became effective in the fourth quarter of 2007 that will affect the discounted price for our products paid by Medicaid and government-affiliated customers.

•
Intellectual property protection of our products is crucial to our business. Loss of effective intellectual property protection could result in lost sales to competing products, loss of royalty payments (for example, royalty income associated with the Cabilly patent) from licensees, and may negatively affect our sales, royalty revenue, and operating results. We are often involved in disputes over contracts and intellectual property, and we work to resolve these disputes in confidential negotiations or litigation. We expect legal challenges in this area to continue. We plan to continue to build upon and defend our intellectual property position.

•
Manufacturing pharmaceutical products is difficult and complex, and requires facilities specifically designed and validated to run biotechnology production processes. Difficulties or delays in product manufacturing or in obtaining materials from our suppliers, or difficulties in accurately forecasting manufacturing capacity needs or complying with regulatory requirements, could negatively affect our business. Additionally, we may have an excess of available capacity, which could lead to an idling of a portion of our manufacturing facilities and incurring unabsorbed or idle plant charges, or other excess capacity charges, resulting in an increase in our cost of sales (COS).

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

Critical Accounting Policies and the Use of Estimates

The accompanying discussion and analysis of our financial condition and results of operations are based on our Consolidated Financial Statements and the related disclosures, which have been prepared in accordance with U.S. generally accepted accounting principles (GAAP). The preparation of these Consolidated Financial Statements requires management to make estimates, assumptions, and judgments that affect the reported amounts in our Consolidated Financial Statements and accompanying notes. These estimates form the basis for making judgments about the carrying values of assets and liabilities. We base our estimates and judgments on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, and we have established internal controls related to the preparation of these estimates. Actual results and the timing of the results could differ materially from these estimates.

We believe the following policies to be critical to understanding our financial condition, results of operations, and expectations for 2008, because these policies require management to make significant estimates, assumptions, and judgments about matters that are inherently uncertain.

Contingencies

We are currently, and have been, involved in certain legal proceedings, including patent infringement litigation. We are also involved in licensing and contract disputes, and other matters. See Note 8, “Leases, Commitments and Contingencies,” in the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K for more information on these matters. We assess the likelihood of any adverse judgments or outcomes for these legal matters as well as potential ranges of probable losses. We record an estimated loss as a charge to income if we determine that, based on information available at the time, the loss is probable and the amount of loss can be reasonably estimated. The nature of these matters is highly uncertain and subject to change; as a result, the amount of our liability for certain of these matters could exceed or be less than the amount of our current estimates, depending on the final outcome of these matters. The outcomes of such matters that are different from our current estimates could have a material effect on our financial position or our results of operations in any one quarter. Included within current liabilities in “Accrued litigation” in the accompanying Consolidated Balance Sheet at December 31, 2007 is $776 million, which represents our estimate of the costs for the current resolution of the City of Hope National Medical Center (COH) matter. The California Supreme Court heard our appeal on this matter on February 5, 2008 and we expect a ruling within 90 days of the hearing date. Therefore, we expect that we will continue to incur interest charges on the judgment and service fees on the surety bond up to the second quarter of 2008. The amount of cash paid, if any, or the timing of such payment in connection with the COH matter will depend on the outcome of the California Supreme Court’s decision.

Revenue Recognition–Avastin U.S. Product Sales and Patient Assistance Program

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

In order to make our estimate of the amount of free Avastin to be provided to patients under the program, we need to estimate several factors, most notably: the number of patients who are currently being treated for FDA-approved indications and the start date for their treatment regimen, the extent to which doctors and patients may elect to enroll in the program, the number of patients who will meet the financial eligibility requirements of the program, and the duration and extent of treatment for the FDA-approved indications, among other factors. We have based our enrollment assumptions on physician surveys and other information that we consider relevant. We will continue to update our estimates in each reporting period as new information becomes available. If the actual results underlying this deferred revenue accounting vary significantly from our estimates, we will need to make adjustments to these estimates, which could have a material effect on revenue and earnings in the period of adjustment. Based on these estimates, we defer a portion of Avastin revenue on product vials sold through normal commercial channels. The deferred revenue will be recognized when free Avastin vials are delivered. As enrollment in the program was lower than expected in 2007, we did not defer any gross Avastin product sales during the second half of 2007. Further, we recorded a net decrease in deferred revenue, and a corresponding net increase to Avastin U.S. product sales, of $7 million for the full year 2007, resulting in a remaining deferred revenue liability in connection with the Avastin Patient Assistance Program of $2 million in our Consolidated Balance Sheet at December 31, 2007. Usage of the Avastin Patient Assistance Program may increase with the approval of Avastin for the treatment of metastatic HER2-negative BC. As we continue to evaluate the amount of revenue to defer related to the Avastin Patient Assistance

Program, we may recognize previously deferred revenue in Avastin U.S. product sales in future periods or we may increase the amount of revenue deferred.

Product Sales Allowances

Revenue from U.S. product sales is recorded net of allowances and accruals for rebates, healthcare provider contractual chargebacks, prompt-pay sales discounts, product returns, and wholesaler inventory management allowances, all of which are established at the time of sale. Sales allowances and accruals are based on estimates of the amounts earned or to be claimed on the related sales. The amounts reflected in our Consolidated Statements of Income as product sales allowances have been relatively consistent at approximately six to eight percent of gross sales. In order to prepare our Consolidated Financial Statements, we are required to make estimates regarding the amounts earned or to be claimed on the related product sales.

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

•	Prompt-pay sales discounts are credits granted to wholesalers for remitting payment on their purchases within established cash payment incentive periods;

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

We believe that our estimates related to product returns allowances and wholesaler inventory management payments are not material amounts, based on the historical levels of credits and allowances as a percentage of product sales. We believe that our estimates related to healthcare provider contractual chargebacks and prompt-pay sales discounts do not have a high degree of estimation complexity or uncertainty, as the related amounts are settled within a short period of time. We consider rebate allowances and accruals to be the only estimations that involve material amounts and require a higher degree of subjectivity and judgment necessary to account for the rebate allowances or accruals. As a result of the uncertainties involved in estimating rebate allowances and accruals, there is a possibility that materially different amounts could be reported under different conditions or using different assumptions.

Our rebates are based on definitive agreements or legal requirements (such as Medicaid). These rebates are primarily estimated using historical and other data, including patient usage, customer buying patterns, applicable contractual rebate rates, and contract performance by the benefit providers. Direct rebates are accrued at the time of sale and recorded as allowances against trade accounts receivable; indirect (including Medicaid) rebates are accrued at the time of sale and recorded as liabilities. Rebate estimates are evaluated quarterly and may require changes to better align our estimates with actual results. As part of this evaluation, we review changes to Medicaid legislation, changes to state rebate contracts, changes in the level of discounts, and significant changes in product sales trends. Although rebates are accrued at the time of sale, rebates are typically paid out, on average, up to six months after the sale. We believe that our rebate allowances and accruals estimation process provides a high degree of confidence in the annual allowance amounts established. Based on our estimation, the changes in rebate allowances and accruals estimates related to prior years have not exceeded 3%. To further illustrate our sensitivity to changes in the rebate allowances and accruals process, as much as a 10% change in our rebate allowances and accruals provision in 2007 (which is in excess of three times the level of variability that we reasonably expect to observe for rebates) would have an approximate $19 million effect on our income before taxes (or approximately $0.01 per share after taxes). The total rebate allowances and accruals recorded in our Consolidated Balance Sheets were $70 million as of December 31, 2007 and $53 million as of December 31, 2006.

All of the aforementioned categories of allowances and accruals are evaluated quarterly and adjusted when trends or significant events indicate that a change in estimate is appropriate. Such changes in estimate could materially affect our results of operations or financial position; however, to date they have not been material. It is possible that we may need to adjust our estimates in future periods. Our Consolidated Balance Sheets reflected estimated product sales allowance reserves and accruals totaling approximately $176 million as of December 31, 2007 and approximately $139 million as of December 31, 2006.

Royalties

For substantially all of our agreements with licensees, we estimate royalty revenue and royalty receivables in the period the royalties are earned, which is in advance of collection. Our estimates of royalty revenue and receivables in those instances are based on communication with some licensees, historical information, forecasted sales trends, and collectibility. Differences between actual royalty revenue and estimated royalty revenue are adjusted for in the period in which they become known, typically the following quarter. If the collectibility of a royalty amount is doubtful, royalty revenue is not accrued for in advance of payment, but recognized as cash is received. In the case of a receivable related to previously recognized royalty revenue that is subsequently determined to be uncollectible, the receivable is reserved for in the period in which the circumstances that make collectibility doubtful are determined, and future royalties from the licensee are recognized on a cash basis until it is determined that collectibility is reasonably assured. Historically, adjustments to our royalty receivables have not been material to our consolidated financial condition or results of operations.

We have confidential licensing agreements with a number of companies on U.S. Patent No. 6,331,415 (the Cabilly patent), under which we receive royalty revenue on sales of products that are covered by the patent. The Cabilly patent, which expires in 2018, relates to methods that we and others use to make certain antibodies or antibody fragments, as well as cells and DNA used in those methods. The U.S. Patent and Trademark Office (Patent Office) is performing a reexamination of the patent and on February 16, 2007 issued a final Patent Office action rejecting all 36 claims of the Cabilly patent. We responded to the final Patent Office action on May 21, 2007 and requested continued reexamination. On May 31, 2007, the Patent Office granted the request for continued reexamination, and in so doing withdrew the finality of the February 2007 Patent Office action and agreed to treat our May 21, 2007 filing as a response to a first Patent Office action. On February 25, 2008, we received notification from the Patent Office that a final Office action rejecting claims of the Cabilly patent has been issued and mailed. We intend to file a response to the final Office action and, if necessary, appeal the rejection. The claims of the patent remain valid and enforceable throughout the reexamination and appeals processes. In addition, MedImmune, Inc. has filed a lawsuit against us challenging the Cabilly patent. See also Note 8, “Leases, Commitments and Contingencies,” in the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K for more information on our Cabilly patent reexamination and the MedImmune lawsuit.

Cabilly patent royalties are generally due 60 days after the end of the quarter. Additionally, we pay COH a percentage of our Cabilly patent royalty revenue 60 days after the quarter in which we receive payments from our licensees. As of December 31, 2007, our Consolidated Balance Sheet included Cabilly patent receivables totaling approximately $68 million and the related COH payable totaling approximately $26 million.

Income Taxes

Income tax provision is based on income before taxes and is computed using the liability method. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using tax rates projected to be in effect for the year in which the differences are expected to reverse.

Significant estimates are required in determining our provision for income taxes. Some of these estimates are based on interpretations of existing tax laws or regulations, or the findings or expected results from any tax examinations. Various internal and external factors may have favorable or unfavorable effects on our future effective income tax rate. These factors include, but are not limited to, changes in tax laws, regulations and/or rates, the results of any tax examinations, changing interpretations of existing tax laws or regulations, changes in estimates of prior years’ items, past and future levels of R&D spending, acquisitions, changes in our corporate structure, and changes in overall levels of income before taxes; all of which may result in periodic revisions to our effective income tax rate.

On January 1, 2007, we adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). As a result of the implementation of FIN 48, we evaluated our income tax position and reclassified $147 million of unrecognized tax benefits from current liabilities to long-term liabilities as of January 1, 2007, and we also reclassified the balance as of December 31, 2006, for consistency, in the accompanying Consolidated Balance Sheets.

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

Valuation of Acquired Intangible Assets

We have acquired intangible assets in connection with our acquisition of Tanox. These intangible assets consist of developed product technology and core technologies associated with intellectual property and rights thereon, primarily related to the Xolair molecule, and assets related to the fair value write-up of Tanox’s royalty contracts, as well as goodwill. When significant identifiable intangible assets are acquired, we determine the fair values of these assets as of the acquisition date using valuation techniques such as discounted cash flow models. These models require the use of significant estimates and assumptions including but not limited to determining the timing and expected costs to complete the in-process projects, projecting regulatory approvals, estimating future cash flows from product sales resulting from completed products and in-process projects, and developing appropriate discount rates and probability rates by project.

We believe that the fair values assigned to the intangible assets acquired are based on reasonable estimates and assumptions, given the available facts and circumstances as of the acquisition date. However, we may record adjustments to goodwill resulting from our acquisition of Tanox for the resolution of pre-acquisition contingencies, our restructuring activities, tax matters, and other estimates related to the acquisition. Further, we will have to continually evaluate whether any or all intangible assets valued have been impaired.

Employee Stock-Based Compensation

Under the provisions of Statement of Financial Accounting Standards (FAS) No. 123(R), “Share-Based Payment” (FAS 123R), employee stock-based compensation is estimated at the date of grant based on the employee stock award’s fair value using the Black-Scholes option-pricing model and is recognized as expense ratably over the requisite service period in a manner similar to other forms of compensation paid to employees. The Black-Scholes option-pricing model requires the use of certain subjective assumptions. The most significant of these assumptions are our estimates of the expected volatility of the market price of our stock and the expected term of the award. Due to the redemption of our Special Common Stock in June 1999 (Redemption) by RHI, there is limited historical information available to support our estimate of certain assumptions required to value our stock options. When establishing an estimate of the expected term of an award, we consider the vesting period for the award, our recent historical experience of employee stock option exercises (including forfeitures), the expected volatility, and a comparison to relevant peer group data. As required under the accounting rules, we review our valuation assumptions at each grant date, and, as a result, our valuation assumptions used to value employee stock-based awards granted in future periods may change. See also Note 3, “Employee Stock-Based Compensation,” in the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K for more information.

Results of Operations
(In millions, except per share amounts)

				Annual Percentage Change
	2007	2006	2005	2007/2006	2006/2005
Product sales	$9,443	$7,640	$5,488	24%	39%
Royalties	1,984	1,354	935	47	45
Contract revenue	297	290	210	2	38
Total operating revenue	11,724	9,284	6,633	26	40
Cost of sales	1,571	1,181	1,011	33	17
Research and development	2,446	1,773	1,262	38	40
Marketing, general and administrative	2,256	2,014	1,435	12	40
Collaboration profit sharing	1,080	1,005	823	7	22
Write-off of in-process research and development related to acquisition	77	–	–	–	–
Gain on acquisition	(121)	–	–	–	–
Recurring charges related to redemption and acquisition	132	105	123	26	(15)
Special items: litigation-related	54	54	58	0	(7)
Total costs and expenses	7,495	6,132	4,712	22	30

Operating income	4,229	3,152	1,921	34	64

Other income (expense):
Interest and other income (expense), net	273	325	142	(16)	129
Interest expense	(76)	(74)	(50)	3	48
Total other income, net	197	251	92	(22)	173

Income before taxes	4,426	3,403	2,013	30	69
Income tax provision	1,657	1,290	734	28	76
Net income	$2,769	$2,113	$1,279	31	65
Earnings per share:
Basic	$2.63	$2.01	$1.21	31	66
Diluted	$2.59	$1.97	$1.18	31	67

Cost of sales as a % of product sales	17%	15%	18%
Research and development as a % of total operating revenue	21	19	19
Marketing, general and administrative as a % of total operating revenue	19	22	22
Pretax operating margin	36	34	29
Net income as a % of total operating revenue	24	23	19
Effective income tax rate	37	38	36
________________________
Percentages in this table and throughout our discussion and analysis of financial condition and results of operations may reflect rounding adjustments.

Total Operating Revenue

Total operating revenue increased 26% to $11,724 million in 2007 and increased 40% to $9,284 million in 2006. These increases were primarily due to higher product sales and royalty revenue, and are further discussed below.

Total Product Sales
(In millions)

				Annual Percentage Change
Product Sales	2007	2006	2005	2007/2006	2006/2005
Net U.S. product sales
Avastin	$2,296	$1,746	$1,133	32%	54%
Rituxan	2,285	2,071	1,832	10	13
Herceptin	1,287	1,234	747	4	65
Lucentis	815	380	–	114	*
Xolair	472	425	320	11	33
Tarceva	417	402	275	4	46
Nutropin products	371	378	370	(2)	2
Thrombolytics	268	243	218	10	11
Pulmozyme	223	199	186	12	7
Raptiva	107	90	79	19	14
Total U.S. product sales	8,540	7,169	5,162	19	39
Net product sales to collaborators	903	471	326	92	44
Total product sales	$9,443	$7,640	$5,488	24	39
________________________
*	Calculation not meaningful.
The totals shown above may not appear to sum due to rounding.

Total net product sales increased 24% to $9,443 million in 2007 and increased 39% to $7,640 million in 2006. Net U.S. sales increased 19% to $8,540 million in 2007 and increased 39% to $7,169 million in 2006. These increases in U.S. sales were due to higher sales across almost all products, in particular higher sales of our oncology products and sales resulting from the approval of Lucentis on June 30, 2006. Increased U.S. sales volume accounted for 83%, or $1,136 million, of the increase in U.S. net product sales in 2007, and 89%, or $1,785 million in 2006. Changes in net U.S. sales prices across the majority of products in the portfolio accounted for most of the remainder of the increases in U.S. net product sales in 2007 and 2006.

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

Avastin

Net U.S. sales of Avastin increased 32% to $2,296 million in 2007 and 54% to $1,746 million in 2006. Net U.S. sales in 2007 included the net recognition of $7 million of previously deferred revenue, mostly due to lower than expected enrollment in our Avastin Patient Assistance Program. The increase in sales in 2007 was primarily a result of increased use of Avastin in first-line metastatic NSCLC, approved on October 11, 2006, and in metastatic BC, an unapproved use of Avastin during 2007.

Among first-line metastatic NSCLC patients, we estimate that Avastin penetration was approximately 35% in the fourth quarter of 2007. Among the approximately 50%-60% of patients in first-line metastatic lung cancer who are eligible for Avastin therapy, we estimate that penetration was approximately 60%. With respect to dose, use of the 15mg/kg/every-three-weeks dose during the fourth quarter of 2007 remained stable relative to the third quarter of 2007 at approximately 60%-65%. We expect dose in metastatic NSCLC to continue to be a source of uncertainty for Avastin. The Roche-sponsored BO17704 study, which was presented at the American Society of Clinical Oncology in June 2007, evaluated a 15mg/kg/every-three-weeks dose of Avastin (the dose approved in the U.S. for use in combination with carboplatin and paclitaxel) and a 7.5mg/kg/every-three-weeks dose of Avastin (a dose not approved for use in the U.S.) in combination with gemcitabine and cisplatin chemotherapy compared to chemotherapy alone in patients with previously untreated, advanced NSCLC. Both doses met the primary endpoint of prolonging PFS compared to chemotherapy alone. Although the study was not designed to compare the Avastin doses, a similar treatment effect in PFS was observed between the two arms. We also expect overall survival data from the BO17704 study during the first half of 2008. Depending on these results, additional physicians may adopt Avastin at the lower dose of 7.5mg/kg/every-three-weeks.

In first-line metastatic CRC, penetration in the fourth quarter of 2007 was in line with penetration in the fourth quarter of 2006. In second-line CRC, we estimate that Avastin penetration in the fourth quarter of 2007 was consistent with that seen in the fourth quarter of 2006. Increased competition in second-line CRC negatively affected Avastin use in the first half of 2007 but use in CRC has since returned to fourth quarter 2006 levels.

In first-line metastatic BC patients, Avastin adoption in the fourth quarter of 2007 was approximately 25%. Avastin use in this setting has been supported by favorable reimbursement, which is partially due to its Compendia listing. On February 12, 2008, we announced that AVADO, Roche’s study evaluating two doses of Avastin in first-line metastatic BC, met its primary endpoint of prolonging PFS. Both doses of Avastin in combination with chemotherapy showed statistically significant improvement in the time patients lived without their disease advancing compared to chemotherapy and placebo, although the study was not designed to compare the Avastin doses. The FDA notified us on February 22, 2008 that Avastin received accelerated approval for use in combination with paclitaxel chemotherapy, for patients who have not received prior chemotherapy for metastatic HER2-negative BC. We anticipate increased use of Avastin in breast cancer as a result of this favorable decision.

The increase in sales in 2006 was primarily a result of increased use of Avastin in metastatic NSCLC and metastatic BC, an unapproved use of Avastin during 2006. In addition, the increase reflected modest gains in the treatment of first-line metastatic CRC. These increases were partially offset by declining revenue in metastatic renal cell carcinoma and metastatic pancreatic cancer, which are both unapproved uses.

Rituxan

Net U.S. sales of Rituxan increased 10% to $2,285 million in 2007 and 13% to $2,071 million in 2006. Sales growth in 2007 and 2006 resulted from increased use of Rituxan in the oncology setting and in the rheumatoid arthritis setting, and from price increases in both years.

In the oncology setting, the increases came from Rituxan’s use following chemotherapy in indolent NHL, including areas of unapproved use, and chronic lymphocytic leukemia (CLL), an unapproved use. We estimate that Rituxan’s overall adoption rate in combined markets of NHL and CLL increased slightly to approximately 85% at the end of 2007 from approximately 80% at the end of 2006.

Primary drivers of growth in the rheumatoid arthritis setting were increased new patient starts, increased total numbers of prescribers to an estimated 80% of targeted rheumatologists, and a retreatment interval averaging between six and seven months. It remains difficult to precisely determine the sales split between Rituxan use in oncology and immunology settings since many treatment centers treat both types of patients, but we estimate that sales in the immunology setting represented approximately 11% of total Rituxan sales for 2007.

On January 25, 2008, the FDA approved our sBLA to expand the label for Rituxan to include slowing the progression of structural damage in adult patients with moderate-to-severe rheumatoid arthritis who have failed anti- tumor necrosis factor (TNF) therapies. In January 2008, results from Rituxan Phase III SUNRISE trial met its primary endpoint. This study was a controlled retreatment study for patients with rheumatoid arthritis who have had an inadequate response to previous treatment with one or more TNF antagonist therapies. A preliminary review of the safety data revealed no new safety signals. On January 24, 2008 we announced that the SERENE Phase III clinical study of Rituxan in patients who have not been previously treated with a biotherapeutic met its primary endpoint of a significantly greater proportion of Rituxan-treated patients achieving an American College of Rheumatology (ACR) 20 response at week 24, compared to placebo. In this study, patients who received a single treatment course of two infusions of either 500 mg or 1,000 mg of Rituxan in combination with a stable dose of methotrexate displayed a statistically significant improvement in ACR20 scores compared to patients who received placebo in combination with methotrexate. Although the study was not designed to compare the Rituxan doses, treatment efficacy appears to be similar between both Rituxan doses.

Herceptin

Net U.S. sales of Herceptin increased 4% to $1,287 million in 2007 and 65% to $1,234 million in 2006. The sales growth in 2007 and 2006 was due to price increases that occurred from 2005 through 2007, and increased use of Herceptin in the treatment of early-stage HER2-positive BC (approved on November 16, 2006). We estimate Herceptin’s penetration in the adjuvant setting was approximately 75% at the end of 2007. In first-line HER2-positive metastatic BC patients, we estimate Herceptin’s penetration remained flat at approximately 70% from the end of 2006.

On January 18, 2008, the FDA expanded the Herceptin label, based on the HERA study, for the treatment of patients with early-stage HER2-positive BC to include treatment for patients with node-negative BC. Herceptin also may now be administered for one year in an every-three-week dosing schedule, instead of weekly.

Lucentis

Lucentis was approved by the FDA for the treatment of neovascular (wet) AMD on June 30, 2006. Net U.S. sales of Lucentis increased 114% to $815 million in 2007 from $380 million in 2006, and sales in the fourth quarter of 2007 decreased 9% to $197 million from the comparable period in 2006. We believe that approximately 50% of newly diagnosed patients were treated with Lucentis during the fourth quarter of 2007, which was flat compared to the third quarter of 2007, and a decrease from 55% in the fourth quarter of 2006. We believe that the main factors affecting Lucentis sales in 2007 were the continued unapproved use of Avastin and reimbursement concerns from retinal specialists. Lucentis received a permanent J-code classification from the Centers for Medicare and Medicaid Services in January 2008, which we believe may address some of the reimbursement concerns. In October 2007 we announced that we planned to no longer allow compounding pharmacies the ability to purchase Avastin directly from wholesale distributors, and this change in distribution was made effective on January 1, 2008. However, physicians can purchase Avastin from authorized distributors and ship to the destination of the physicians’ choice.

The unapproved use of Avastin and the change in distribution for Avastin, as well as reimbursement concerns have created a difficult environment for the promotion of Lucentis and the building of relationships with retinal specialtists. We expect these factors to persist and limit Lucentis sales growth.

Xolair

Net U.S. sales of Xolair increased 11% to $472 million in 2007 and 33% to $425 million in 2006. Sales growth in 2007 and 2006 was driven by increased penetration in the asthma market and, to a lesser extent, price increases effective between 2005 and 2007. At the FDA’s request, we and Novartis, our co-promotion collaborator, updated the Xolair product label in June 2007 with a boxed warning regarding the risk of anaphylaxis in patients receiving Xolair. We believe that this update had a minimal effect on sales of Xolair in 2007. Genentech is working with the FDA to finalize a Risk Minimization Action Plan that emphasizes the incidence of anaphylaxis and instructs physicians that patients should be closely observed for an appropriate period of time after Xolair administration.

Tarceva

Net U.S. sales of Tarceva increased 4% to $417 million in 2007 and 46% to $402 million in 2006. Sales in 2007 were positively affected by price increases during 2007 and 2006. These increases, however, were partially offset by product returns and return reserve requirements (which were higher than expected in the second and third quarters of 2007) and by modest decreases in volume in 2007. We estimate that Tarceva’s penetration in second-line NSCLC was 30% in 2007, which was stable compared to 2006. In the first-line pancreatic cancer setting, we estimate that Tarceva’s penetration was 40% in 2007, which was stable compared to 2006.

The increase in product sales in 2006 was due to price increases in 2006 and 2005, and growth in penetration and duration of treatment in both second-line NSCLC and first-line pancreatic cancer.

Nutropin Products

Combined net U.S. sales of our Nutropin products decreased 2% to $371 million in 2007 and increased 2% to $378 million in 2006. Sales in 2007 and 2006 were positively affected by price increases in 2005 through 2007. However, decreases in sales volume resulting from increased managed care contracting and increased competitive activity offset the price increase in 2007 and partially offset the price increase in 2006.

Thrombolytics

Combined net U.S. sales of our three thrombolytics products—Activase, Cathflo Activase, and TNKase—increased 10% to $268 million in 2007 and 11% to $243 million in 2006. Sales growth in 2007 and 2006 was due to growth in Cathflo Activase sales in the catheter clearance market and increased Activase sales in the acute ischemic stroke market. Also contributing to the increases in product sales for 2007 and 2006 were price increases in 2005 through 2007.

Pulmozyme

Net U.S. sales of Pulmozyme increased 12% to $223 million in 2007 and 7% to $199 million in 2006. The sales growth in both 2007 and 2006 reflects price increases in 2005 through 2007, as well as a focus on earlier, more aggressive treatment of cystic fibrosis.

Raptiva

Net U.S. sales of Raptiva increased 19% to $107 million in 2007 and 14% to $90 million in 2006. The majority of growth in 2007 and 2006 was due to price increases in 2005 through 2007 and more favorable sales allowance in 2007.

Sales to Collaborators

Product sales to collaborators, the majority of which were for non-U.S. markets, increased 92% to $903 million in 2007 and 44% to $471 million in 2006. The increase in 2007 was primarily due to more favorable Herceptin pricing terms that were part of the supply agreement with Roche signed in the third quarter of 2006 and increased sales volume of Avastin and Herceptin. The favorable Roche Herceptin pricing terms will continue through the end of 2008. The increase in 2006 was primarily due to higher sales of Herceptin, Avastin, and Rituxan to Roche.

Royalties

Royalty revenue increased 47% to $1,984 million in 2007 and 45% to $1,354 million in 2006. The increases were due to higher sales by Roche of Herceptin, Avastin, and Rituxan in 2007 and 2006, and higher sales by various other licensees. The increase in 2007 was also due to sales of Lucentis by Novartis and an acceleration of royalties during

2007, as discussed below. Royalties from other licensees include royalty revenue on our patents, including our Cabilly patents noted below. Of the overall royalties recognized, royalty revenue from Roche represented approximately 61% in 2007, 62% in 2006, and 53% in 2005.

In June 2007, we entered into a transaction with an existing licensee to license from them the right to co-develop and commercialize certain molecules. In exchange, we released the licensee from its obligation to make certain royalty payments to us that would have otherwise been owed between January 2007 and June 2010, and that period may be extended contingent upon certain events as defined in the agreement. We estimate that the fair value of the royalty revenue owed to us over the three-and-a-half-year period, less any amount recognized in the first quarter of 2007, was approximately $65 million, and this amount was recognized as royalty revenue in the second quarter of 2007. We also recognized a similar amount as R&D expense for the purchase of the new license, and thus the net earnings per share (EPS) effect of entering into this new collaboration was not significant in 2007.

We have confidential licensing agreements with a number of companies on the Cabilly patent, under which we receive royalty revenue on sales of products covered by the patent. The Cabilly patent expires in December 2018, but is the subject of an ongoing reexamination and likely appeals process, and the MedImmune litigation. The net pretax contributions related to the Cabilly patent were as follows (in millions, except per share amounts):

2007
Royalty revenue	$256

Gross expenses(1)	$123

Net of tax effect of Cabilly patent on diluted EPS	$0.08
______________________
(1)	Gross expenses include COH’s share of royalty revenue and royalty COS on our U.S. product sales.

See also Note 8, “Leases, Commitments and Contingencies,” in the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K for more information on our Cabilly patent reexamination and the MedImmune lawsuit related to the Cabilly patent.

Cash flows from royalty income include revenue denominated in foreign currencies. We currently enter into foreign currency option contracts (options) and forwards to hedge a portion of these foreign currency cash flows. These options and forwards are due to expire between 2008 and 2009. See also Note 2, “Summary of Significant Accounting Policies,” and Note 4, “Investment Securities and Financial Instruments—Derivative Financial Instruments,” in the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K.

Royalties are difficult to forecast because of the number of products involved, potential licensing and intellectual property disputes, and the volatility of foreign currency exchange rates. For 2008, we expect moderate royalty revenue growth, but a number of factors could affect these results. Most notably, versus 2007, a continued weakened dollar could positively affect royalty revenue. However, royalty revenue growth could be negatively affected if licensees terminate their licenses or fail to meet their contractual payment obligations as a result of an adverse decision or ruling in the Cabilly reexamination, the MedImmune lawsuit, or appeals of these matters.

Contract Revenue

Contract revenue increased 2% to $297 million in 2007, and increased 38% to $290 million in 2006. The increase in 2007 was primarily due to recognition of a $30 million milestone payment from Novartis for European Union approval of Lucentis for the treatment of patients with AMD, higher reimbursements from Biogen Idec related to R&D efforts on Rituxan, and recognition of previously deferred revenue from an opt-in payment from Roche on Rituxan. Included in contract revenue in 2007 was $196 million of R&D expense reimbursements which were received from certain collaborators. The increase in 2006 was primarily due to higher contract revenue from Roche driven by higher reimbursements related to R&D development efforts on Avastin and manufacturing plant start-up costs, and a Herceptin milestone payment. Also contributing to the increase in 2006 were higher reimbursements from Biogen Idec related to R&D development efforts on Rituxan (rheumatoid arthritis and other immunology indications). Included in contract revenue in 2006 was $185 million of R&D expense reimbursements which were received from certain collaborators. See “Related Party Transactions” below for more information on contract revenue from Roche.

Contract revenue varies each quarter and is dependent on a number of factors, including the timing and level of reimbursements from ongoing development efforts, milestones and opt-in payments received, and new contract arrangements.

Cost of Sales

Cost of sales (COS) as a percentage of net product sales was 17% in 2007, 15% in 2006, and 18% in 2005. The increase in COS as a percentage of sales in 2007 was due to the recognition of employee stock-based compensation expense of $71 million, related to products sold for which employee stock-based compensation expense was previously capitalized as part of inventory costs in 2006, and higher volume of lower margin sales to collaborators. COS in 2007 included a non-recurring charge of approximately $53 million, resulting from our decision to cancel and buy out a future manufacturing obligation. However, COS as a percentage of product sales was favorably affected by the U.S. product sales mix (increased sales of our higher margin products, primarily Avastin, Lucentis, Rituxan, and Herceptin in 2007). For 2007, COS as a percentage of product sales also benefited from the effects of a price increase on sales of Herceptin to Roche, which started in the third quarter of 2006. COS in 2006 was favorably affected by increased sales of our higher margin products, primarily Lucentis, Avastin, Herceptin, and Rituxan.

We continually work to configure our supply chain to balance our objectives of mitigating supply risk while managing our COS. Significant manufacturing productivity improvements, ongoing changes in our and Roche’s forecasted product demand requirements, and recent and expected future additions of new capacity to our manufacturing network require that we constantly evaluate our manufacturing resources, including optimizing the size of our workforce. In February 2008, we established a voluntary severance program for select groups of manufacturing employees. The program provides these employees the opportunity to voluntarily resign from the Company in exchange for a severance package. Employees will have until March 2008 to elect whether to participate in the voluntary severance program. We currently expect to record compensation charges in COS associated with this program of approximately $20 million in the first quarter of 2008, although the charges could be higher or lower depending on the number of employees who elect to participate.

Research and Development

Research and development (R&D) expenses increased 38% in 2007 and 40% in 2006 to $2,446 million and $1,773 million, respectively. R&D expense as a percentage of total operating revenue was 21% in 2007 and 19% in 2006 and 2005.

The major components of R&D expenses were as follows (in millions):

				Annual Percentage Change
Research and Development	2007	2006	2005	2007/2006	2006/2005
Product development (including post-marketing)	$1,742	$1,269	$935	37%	36%
Research	423	326	235	30	39
In-licensing	281	178	92	58	93
Total	$2,446	$1,773	$1,262	38	40

Product development:  Product development expenses include costs of conducting clinical trials, activities to support regulatory filings, and post-marketing expenses, which include Phase IV and investigator-sponsored trials and product registries. Such costs include costs of personnel, drug supply costs, research fees charged by outside contractors, co-development costs, and facility expenses, including depreciation. Total development expenses increased 37% to $1,742 million in 2007 and 36% to $1,269 million in 2006. See “Products in Development” in the Business section of Part I, Item 1 of this Form 10-K for further information regarding our development pipeline.

The increase in 2007 expense was primarily driven by:  (i) $353 million higher development expenses due to increased activity across our entire product portfolio, including increased spending on clinical programs, including late-stage clinical trials for Avastin, Lucentis, Rituxan used in immunology, and other programs, early-stage projects and higher clinical manufacturing expenses in support of our clinical trials; and (ii) a $40 million increase in post-marketing expense related to studies of Xolair, Lucentis, Rituxan used in immunology and Herceptin. In addition, development expenses in 2007 included $126 million of employee stock-based compensation expense related to FAS 123R.

The increase in 2006 expense was primarily driven by:  (i) $184 million higher development expenses due to increased activity across our entire product portfolio, including increased spending on clinical programs, including late-stage clinical trials for Avastin, Rituxan used in immunology, humanized anti-CD20, and other programs, early-stage projects and higher clinical manufacturing expenses in support of our clinical trials; and (ii) a $37 million increase in post-marketing expense related to studies of Avastin, Lucentis, Rituxan used in immunology and Xolair. In addition, development expenses in 2006 included $113 million of employee stock-based compensation expense related to FAS 123R.

Research:  Research includes expenses associated with research and testing of our product candidates prior to reaching the development stage. Such expenses primarily include the costs of internal personnel, outside contractors, facilities, including depreciation, and lab supplies. Personnel costs primarily include salary, benefits, recruiting and relocation costs. Research expenses increased 30% to $423 million in 2007 and 39% to $326 million in 2006. The primary driver of the increase in both years was an increase in internal personnel and related expenses, and outside contractors for research and testing of product candidates. In addition, research expenses in 2007 and 2006 included $27 million of employee stock-based compensation expense related to FAS 123R.

In-licensing:  In-licensing includes costs incurred to acquire licenses to develop and commercialize various technologies and molecules. In-licensing expenses increased 58% to $281 million in 2007 and 93% to $178 million in 2006. The increase in 2007 related to new in-licensing collaborations with (i) Abbott Laboratories for the global research, development, and commercialization of two of Abbott’s investigational anti-cancer, small molecule compounds: ABT-263 and ABT-869, (ii) Seattle Genetics, Inc. for the development and commercialization of a humanized monoclonal antibody currently in Phase I clinical trials for multiple myeloma, chronic lymphocytic leukemia, and NHL, and a Phase II clinical trial for diffuse large B-cell lymphoma, (iii) BioInvent to co-develop and commercialize a monoclonal antibody currently in Phase I for the potential treatment of cardiovascular disease, and (iv) Altus relating to a subcutaneously administered, once-per-week formulation of human growth hormone. The collaboration with Altus was subsequently terminated in 2007.

The increase in 2006 primarily related to new in-licensing collaborations with (i) Exelixis to co-develop a small-molecule inhibitor of methyl ethyl keyton (MEK), (ii) AC Immune to research and develop anti-beta-amyloid antibodies for the potential treatment of Alzheimer’s and other diseases, (iii) Inotek Pharmaceuticals Corporation related to certain inhibitors of poly (ADP-ribose) polymerase (PARP) for the potential treatment of cancer (we provided notice to terminate this agreement in October 2007, effective in April 2008), and (iv) CGI Pharmaceuticals to research, develop, manufacture, and commercialize therapeutics for the potential treatment of cancer and immunological disorders.

For 2008, we expect R&D absolute dollar spending to increase over 2007 levels as we continue to invest in our late-stage pipeline and add new molecules and indications to the early-stage pipeline.

Marketing, General and Administrative

Overall marketing, general and administrative (MG&A) expenses increased 12% to $2,256 million in 2007 and 40% to $2,014 million in 2006. MG&A as a percentage of total operating revenue was 19% in 2007 and 22% in 2006 and 2005. The decline in this ratio primarily reflects the increase in operating revenue.

The increase in 2007 expense was primarily due to: (i) an increase of $91 million in royalty expense, primarily to Biogen Idec resulting from higher Roche sales of Rituxan, (ii) a $64 million increase resulting from ongoing marketing efforts with established products, primarily Herceptin, and newly launched products, including Rituxan for rheumatoid arthritis and Lucentis, (iii) an increase of $47 million in charitable contributions related to increased donations to independent public charities that provide co-pay assistance to eligible patients, (iv) an increase of $11 million related to post-acquisition costs for Tanox, Inc., and (v) an increase of $11 million related to property and equipment write-offs. In addition, MG&A expenses in 2007 included $179 million of employee stock-based compensation expense related to FAS 123R.

The increase in 2006 expense was primarily due to: (i) an increase of $149 million in marketing and sales spending primarily in support of launch activities related to Lucentis for AMD and Rituxan for rheumatoid arthritis, (ii) an increase of $84 million in marketing and sales spending on Avastin, primarily in support of launch activities for NSCLC, a recently approved indication, and pre-launch activities for BC, (iii) a $47 million increase resulting from ongoing marketing efforts with established products, primarily Herceptin, partially offset by a $40 million decrease in Raptiva marketing costs, (iv) an increase of $131 million in support of our continued corporate growth including headcount growth and headcount related expenses, charitable donations, of which $26 million related to increased donations to independent public charities that provide co-pay assistance to eligible patients, and legal costs, and (v) an increase of $39 million in royalty expense, primarily to Biogen Idec resulting from higher Roche sales of Rituxan. In addition, MG&A expenses in 2006 included $169 million of employee stock-based compensation expense related to FAS 123R.

For 2008, we expect MG&A expense to remain relatively flat compared to 2007 levels as we continue to manage our infrastructure costs.

Collaboration Profit Sharing

Collaboration profit sharing expenses increased 7% to $1,080 million in 2007 and 22% to $1,005 million in 2006 due to higher sales of Rituxan, Tarceva and higher U.S. sales of Xolair and the related profit sharing expenses, partially offset by a decrease in profit sharing expense related to Xolair operations outside of the U.S.

The following table summarizes the amounts resulting from the respective profit sharing collaborations, for the periods presented (in millions):

				Annual Percentage Change
	2007	2006	2005	2007/2006	2006/2005
U.S. Rituxan profit sharing expense	$730	$672	$603	9%	11%
U.S. Tarceva profit sharing expense	165	146	83	13	76
Total Xolair profit sharing expense	185	187	137	(1)	36
Total collaboration profit sharing expense	$1,080	$1,005	$823	7	22

Currently, our most significant collaboration profit sharing agreement is with Biogen Idec, with whom we co-promote Rituxan in the U.S. Under the collaboration agreement, Biogen Idec granted us a worldwide license to develop, commercialize, and market Rituxan in multiple indications. In exchange for these worldwide rights, Biogen Idec has co-promotion rights in the U.S. and a contractual arrangement under which we share a portion of the pretax U.S. co-promotion profits of Rituxan and we pay royalty expense based on sales of Rituxan by collaborators. In June

2003, we amended and restated the collaboration agreement with Biogen Idec to include the development and commercialization of one or more anti-CD20 antibodies targeting B-cell disorders, in addition to Rituxan, for a broad range of indications.

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

Collaboration profit sharing expense, exclusive of R&D expenses, related to Biogen Idec for the years ended December 31, 2007, 2006, and 2005, consisted of the following commercial activity (in millions):

				Annual Percentage Change
	2007	2006	2005	2007/2006	2006/2005
Product sales, net	$2,285	$2,071	$1,832	10%	13%
Combined commercial costs and expenses	552	489	390	13	25
Combined co-promotion profits	$1,733	$1,582	$1,442	10	10
Amount due to Biogen Idec for their share of co-promotion profits–included in collaboration profit sharing expense	$730	$672	$603	9	11

In addition to Biogen Idec’s share of the combined co-promotion profits for Rituxan, collaboration profit sharing expense includes the quarterly settlement of Biogen Idec’s portion of the combined commercial costs. Since we and Biogen Idec each individually incur commercial costs related to Rituxan, and the spending mix between the parties can vary, collaboration profit sharing expense as a percentage of sales can also vary accordingly.

Total revenue and expenses related to our collaboration with Biogen Idec included the following (in millions):

				Annual Percentage Change
	2007	2006	2005	2007/2006	2006/2005
Contract revenue	$108	$79	$59	37%	34%

Co-promotion profit sharing expense	$730	$672	$603	9	11

Royalty expense on ex-U.S. sales of Rituxan and other patent costs–included in MG&A expense	$247	$175	$139	41	26

Contract revenue from Biogen Idec primarily reflects the net reimbursement to us for development and post-marketing costs we incurred on joint development projects less amounts owed to Biogen Idec on their development efforts on these projects.

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

Recurring Charges Related to Redemption and Acquisition

On June 30, 1999, RHI exercised its option to cause us to redeem all of our Special Common Stock held by stockholders other than RHI. The Redemption was reflected as the purchase of a business, which under GAAP required push-down accounting to reflect in our financial statements the amounts paid for our stock in excess of our net book value (see Note 1, “Description of Business—Redemption of Our Special Common Stock,” in the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K).

On August 2, 2007, we acquired Tanox. In connection with the acquisition, we recorded approximately $814 million of intangible assets, representing developed product technology and core technology, which are being amortized over 12 years.

We recorded recurring charges related to the amortization of intangibles associated with the Redemption and push-down accounting and our acquisition of Tanox in the third quarter of 2007. These charges were $132 million in 2007, $105 million in 2006, and $123 million in 2005.

Special Items: Litigation-Related

We recorded accrued interest and bond costs related to the COH trial judgment of $54 million in 2007, 2006, and 2005. The California Supreme Court heard our appeal on this matter on February 5, 2008 and we expect a ruling within 90 days of the hearing date. Therefore, we expect that we will continue to incur interest charges on the judgment and service fees on the surety bond up to the second quarter of 2008. The amount of cash paid, if any, or the timing of such payment in connection with the COH matter will depend on the outcome of the California Supreme Court’s decision. See Note 8, “Leases, Commitments and Contingencies,” in the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K for further information regarding our litigation. Also included in this line in 2005 is a charge related to a litigation settlement, net of amounts received on a separate litigation settlement.

Operating Income

Operating income increased 34% to $4,229 million in 2007 and increased 64% to $3,152 million in 2006. Our operating income as a percentage of operating revenue (pretax operating margin) was 36% in 2007, 34% in 2006, and 29% in 2005.

Other Income (Expense)

The components of “Other income (expense)” are as follows (in millions):

				Annual Percentage Change
	2007	2006	2005	2007/2006		2006/2005
Gains on sales of biotechnology equity securities, net	$22	$93	$9	(76	) %	933%
Write-down of biotechnology debt and equity securities	(20)	(4)	(10)	400		(60)
Interest income	270	230	143	17		61
Interest expense	(76)	(74)	(50)	3		48
Other miscellaneous income	1	6	–	(83)		–
Total other income, net	$197	$251	$92	(22)		173

Other income, net, decreased 22% to $197 million in 2007, and increased 173% to $251 million in 2006. Gains on sales of biotechnology equity securities, net were lower in 2007 compared to 2006 due to the timing of certain acquisitions in 2006 which resulted in approximately $79 million in gains on sales related to Amgen’s acquisition of Abgenix, Pfizer’s acquisition of Rinat, Stiefel Laboratories’ acquisition of Connetics Corporation, and Astra Zeneca’s acquisition of Cambridge Antibody Technology. For 2007, there were no equivalent gains driven by acquisition. Investment income in 2007 was higher due to higher average cash balances, partially offset by lower yields and a $30 million write-down of a fixed-income investment. In 2006, investment income was higher due to higher average balances and higher yields. Interest expense in 2007 increased slightly due to higher average debt levels compared to 2006. Interest expense increased in 2006 due to new full-year debt service costs.

Income Tax Provision

The effective income tax rate was 37% in 2007, 38% in 2006, and 36% in 2005. The effective tax rate in 2007 was lower than in 2006, primarily due to the increase in the domestic manufacturing deduction. The effective tax rate in 2006 was higher than 2005 primarily due to new Final Regulations issued by the U.S. Department of Treasury, which required a $34 million reduction in research credits claimed in prior years. The increase in the 2006 effective income tax rate also resulted from higher income before taxes in 2006.

We adopted the provisions of FIN 48 on January 1, 2007. Implementation of FIN 48 did not result in any adjustment to our Consolidated Statements of Income or a cumulative adjustment to retained earnings (accumulated deficit). As a result of the implementation of FIN 48, we reclassified $147 million of unrecognized tax benefits from current liabilities to long-term liabilities as of January 1, 2007, and we also reclassified the balance as of December 31, 2006, for consistency, in the accompanying Consolidated Balance Sheets, none of which would have been considered due in 2007 in the presentation of our Contractual Obligations table in our Annual Report on Form 10-K for the year ended December 31, 2006.

In 2008, we expect our annual effective income tax rate to be similar to our 2007 effective income tax rate. Various internal and external factors may have favorable or unfavorable effects on our future effective income tax rate. These factors include, but are not limited to, changes in tax laws, regulations and/or rates, the results of any tax examinations, changing interpretations of existing tax laws or regulations, changes in estimates to prior years’ items, past and future levels of R&D spending, acquisitions, changes in our corporate structure, and changes in overall levels of income before taxes; all of which may result in periodic revisions to our effective income tax rate.

Relationship with Roche

As a result of the June 1999 redemption of our Special Common Stock (Redemption) and subsequent public offerings, we amended our certificate of incorporation and bylaws, amended our licensing and marketing agreement with Roche Holding AG and affiliates (Roche), and entered into or amended certain agreements with RHI, which are discussed below.

Affiliation Arrangements

Our Board of Directors consists of three RHI directors, three independent directors nominated by a nominating committee currently controlled by RHI, and one Genentech employee. However, under our bylaws, RHI has the right to obtain proportional representation on our Board at any time.

Except as follows, the affiliation arrangements do not limit RHI’s ability to buy or sell our Common Stock. If RHI and its affiliates sell their majority ownership of shares of our Common Stock to a successor, RHI has agreed that it will cause the successor to agree to purchase all shares of our Common Stock not held by RHI as follows:

•
with consideration, if that consideration is composed entirely of either cash or equity traded on a U.S. national securities exchange, in the same form and amounts per share as received by RHI and its affiliates; and

•
in all other cases, with consideration that has a value per share not less than the weighted-average value per share received by RHI and its affiliates as determined by a nationally recognized investment bank.

If RHI owns more than 90% of our Common Stock for more than two months, RHI has agreed that it will, as soon as reasonably practicable, effect a merger of Genentech with RHI or an affiliate of RHI.

RHI has agreed, as a condition to any merger of Genentech with RHI or the sale of our assets to RHI, that either:

•	the merger or sale must be authorized by the favorable vote of a majority of non-RHI stockholders, provided no person will be entitled to cast more than 5% of the votes at the meeting; or

•
in the event such a favorable vote is not obtained, the value of the consideration to be received by non-RHI stockholders would be equal to or greater than the average of the means of the ranges of fair values for the Common Stock as determined by two nationally recognized investment banks.

We have agreed not to approve, without the prior approval of the directors designated by RHI:

•	any acquisition, sale, or other disposal of all or a portion of our business representing 10% or more of our assets, net income, or revenue;

•	any issuance of capital stock except under certain circumstances; or

•
any repurchase or redemption of our capital stock other than a redemption required by the terms of any security and purchases made at fair market value in connection with any deferred compensation plans.

Licensing Agreements

We have a July 1999 amended and restated licensing and marketing agreement with Roche and its affiliates granting an option to license, use and sell our products in non-U.S. markets. The major provisions of that agreement include the following:

•	Roche’s option expires in 2015;

•
Roche may exercise its option to license our products upon the occurrence of any of the following: (1) upon the filing of an Investigational New Drug Application (IND) for a product, (2) completion of the first Phase II trial for a product or (3) completion of a Phase III trial for that product, if Roche previously paid us a fee of $10 million to extend its option on a product;

•
If Roche exercises its option to license a product, it has agreed to reimburse Genentech for development costs as follows: (1) If exercise occurs upon the filing of an IND, Roche will pay 50% of development costs incurred prior to the filing and 50% of development costs subsequently incurred; (2) If exercise occurs at the completion of the first Phase II trial, Roche will pay 50% of development costs incurred through completion of the trial, 75% of development costs subsequently incurred for the initial indication, and 50% of subsequent development costs for new indications, formulations or dosing schedules; (3) If the exercise occurs at the completion of a Phase III trial, Roche will pay 50% of development costs incurred through completion of Phase II, 75% of development costs incurred through completion of Phase III, and 75% of development costs subsequently incurred; and $5 million of the option extension fee paid by Roche to preserve its right to exercise its option at the completion of a Phase III trial will be credited against the total development costs payable to Genentech upon the exercise of the option; and (4) Each of Genentech and Roche have the right to “opt-out” of developing an additional indication for a product for which Roche exercised its option, and would not share the costs or benefits of the additional indication, but could “opt-back-in” within 30 days of decision to file for approval of the indication by paying twice what they would have owed for development of the indication if they had not opted out;

•
We agreed, in general, to manufacture for and supply to Roche its clinical requirements of our products at cost, and its commercial requirements at cost plus a margin of 20%; however, Roche will have the right to manufacture our products under certain circumstances;

•
Roche has agreed to pay, for each product for which Roche exercises its option upon the filing of an IND or completion of the first Phase II trial, a royalty of 12.5% on the first $100 million on its aggregate sales of that product and thereafter a royalty of 15% on its aggregate sales of that product in excess of $100 million until the later in each country of the expiration of our last relevant patent or 25 years from the first commercial introduction of that product;

•
Roche will pay, for each product for which Roche exercises its option after completion of a Phase III trial, a royalty of 15% on its sales of that product until the later in each country of the expiration of our last relevant patent or 25 years from the first commercial introduction of that product; however, $5 million of any option extension fee paid by Roche will be credited against royalties payable to us in the first calendar year of sales by Roche in which aggregate sales of that product exceed $100 million; and

•
For certain products for which Genentech is paying a royalty to Biogen Idec, including Rituxan, Roche shall pay Genentech a royalty of 20% on sales of such product. Once Genentech is no longer obligated to pay a royalty to Biogen Idec on sales of such products, Roche shall then pay Genentech a royalty on sales of 10% on the first $75 million on its aggregate sales of that product and thereafter a royalty of 8% on its aggregate sales of that product in excess of $75 million until the later in each country of the expiration of our last relevant patent or 25 years from the first commercial introduction of that product.

We have further amended this licensing and marketing agreement with Roche to delete or add certain Genentech products under Roche’s commercialization and marketing rights for Canada.

We also have a July 1998 licensing and marketing agreement related to anti-HER2 antibodies (including Herceptin and pertuzumab) with Roche, providing them with exclusive marketing rights outside of the U.S. Under the agreement, Roche funds one-half the global development costs incurred in connection with developing anti-HER2 antibody products under the agreement. Either Genentech or Roche has the right to “opt-out” of developing an additional indication for a product and would not share the costs or benefits of the additional indication, but could “opt-back-in” within 30 days of decision to file for approval of the indication by paying twice what would have been owed for development of the indication if no opt-out had occurred. Roche has also agreed to make royalty payments of 20% on aggregate net product sales outside the U.S. up to $500 million in each calendar year and 22.5% on such sales in excess of $500 million in each calendar year. In December 2007, Roche opted-in to our trastuzumab drug conjugate products under terms similar to those of the existing anti-HER2 agreement.

Research Collaboration Agreement

We have an April 2004 research collaboration agreement with Roche that outlines the process by which Roche and Genentech may agree to conduct and share in the costs of joint research on certain molecules. The agreement further outlines how development and commercialization efforts will be coordinated with respect to select molecules, including the financial provisions for a number of different development and commercialization scenarios undertaken by either or both parties.

Tax Sharing Agreement

We have a tax sharing agreement with RHI. If we and RHI elect to file a combined state and local tax return in certain states where we may be eligible, our tax liability or refund with RHI for such jurisdictions will be calculated on a stand-alone basis.

Roche Holdings, Inc.’s Ability to Maintain Percentage Ownership Interest in Our Stock

We issue shares of Common Stock in connection with our stock option and stock purchase plans, and we may issue additional shares for other purposes. Our affiliation agreement with RHI provides, among other things, that with respect to any issuance of our Common Stock in the future, we will repurchase a sufficient number of shares so that immediately after such issuance, the percentage of our Common Stock owned by RHI will be no lower than 2% below the “Minimum Percentage” (subject to certain conditions). The Minimum Percentage equals the lowest number of shares of Genentech Common Stock owned by RHI since the July 1999 offering (to be adjusted in the future for dispositions of shares of Genentech Common Stock by RHI as well as for stock splits or stock combinations) divided by 1,018,388,704 (to be adjusted in the future for stock splits or stock combinations), which is the number of shares of Genentech Common Stock outstanding at the time of the July 1999 offering, as adjusted for stock splits. We have repurchased shares of our Common Stock since 2001 (see discussion below in “Liquidity and Capital Resources”). The affiliation agreement also provides that, upon RHI’s request, we will repurchase shares of our Common Stock to increase RHI’s ownership to the Minimum Percentage. In addition, RHI will have a continuing option to buy stock from us at prevailing market prices to maintain its percentage ownership interest. Under the terms of the affiliation agreement, RHI’s Minimum Percentage is 57.7% and RHI’s ownership percentage is to be no lower than 55.7%. At December 31, 2007, RHI’s ownership percentage was 55.8%.

Related Party Transactions

We enter into transactions with our related parties, Roche and Novartis. The accounting policies that we apply to our transactions with our related parties are consistent with those applied in transactions with independent third parties, and all related party agreements are negotiated on an arm’s-length basis.

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

Roche

We signed two new product supply agreements with Roche in July 2006, each of which was amended in November 2007. The Umbrella Manufacturing Supply Agreement (Umbrella Agreement) supersedes our existing product supply agreements with Roche. The Short-Term Supply Agreement (Short-Term Agreement) supplements the terms of the Umbrella Agreement. Under the Short-Term Agreement, Roche has agreed to purchase specified amounts of Herceptin, Avastin and Rituxan through 2008. Under the Umbrella Agreement, Roche has agreed to purchase specified amounts of Herceptin and Avastin through 2012 and, on a perpetual basis, either party may order other collaboration products from the other party, including Herceptin and Avastin after 2012, pursuant to certain forecast terms. The Umbrella Agreement also provides that either party may terminate its obligation to purchase and/or supply Avastin and/or Herceptin with six years notice on or after December 31, 2007. To date, we have not received such notice of termination from Roche.

In December 2007, Roche opted-in to our trastuzumab drug conjugate products under terms similar to those of the existing anti-HER2 agreement. As part of the opt-in, Roche paid us $113 million and will pay 50% of subsequent development costs related to the trastuzumab drug conjugate products. We recognized the payment received from Roche as deferred revenue, which will be recognized over the expected development period.

We currently have no active profit sharing arrangements with Roche.

Under our existing arrangements with Roche, including our licensing and marketing agreement, we recognized the following amounts (in millions):

	2007	2006	2005
Product sales to Roche	$768	$359	$177

Royalties earned from Roche	$1,206	$846	$500

Contract revenue from Roche	$95	$125	$65

Cost of sales on product sales to Roche	$422	$268	$154

R&D expenses incurred on joint development projects with Roche	$259	$213	$144

Certain R&D expenses are partially reimbursable to us by Roche. In addition, R&D expenses may include the net settlement of amounts that we owed to Roche for R&D expenses that Roche incurred on joint development projects, less amounts reimbursable to us by Roche on these projects.

Novartis

Based on information available to us at the time of filing this Form 10-K, we believe that the Novartis Group holds approximately 33.3% of the outstanding voting shares of Roche. As a result of this ownership, the Novartis Group is deemed to have an indirect beneficial ownership interest under FAS 57, “Related Party Disclosures,” of more than 10% of our voting stock.

We have an agreement with Novartis Pharma AG (a wholly-owned subsidiary of Novartis AG) under which Novartis Pharma AG has the exclusive right to develop and market Lucentis outside of the U.S. for indications related to diseases or disorders of the eye. As part of this agreement, the parties share the cost of certain of our ongoing development expenses for Lucentis.

We, along with Novartis, are co-developing and are co-promoting Xolair in the U.S. We record all sales, COS, and marketing and sales expenses in the U.S., and Novartis markets the product in and records all sales, COS, and marketing and sales expenses in Europe. We and Novartis share the resulting U.S. and European operating profits according to prescribed profit sharing percentages, and our U.S. and European profit sharing expenses are recorded as collaboration profit sharing expense. Effective with our acquisition of Tanox on August 2, 2007, Novartis also makes additional profit sharing payments to us on U.S. sales of Xolair, royalty payments to us on sales of Xolair worldwide, and pays us a manufacturing fee related to Xolair. See Note 10, “Acquisition of Tanox, Inc.,” in Part II, Item 8 of this Form 10-K for more information on the acquisition.

Under our existing arrangements with Novartis, we recognized the following amounts (in millions):

	2007	2006	2005
Product sales to Novartis	$10	$5	$7

Royalties earned from Novartis	$95	$3	$1

Contract revenue from Novartis	$70	$40	$50

Cost of sales on product sales to Novartis	$10	$4	$17

R&D expenses incurred on joint development projects with Novartis	$43	$38	$39

Collaboration profit sharing expense to Novartis	$185	$187	$136

Contract revenue in 2007 included a $30 million milestone payment from Novartis for European Union approval of Lucentis for the treatment of AMD.

Certain R&D expenses are partially reimbursable to us by Novartis. In addition, R&D expenses may include the net settlement of amounts that we owed to Novartis for R&D expenses that Novartis incurred on joint development projects, less amounts reimbursable to us by Novartis on these projects.

See Note 10, “Acquisition of Tanox, Inc.,” in Part II, Item 8 of this Form 10-K for information on Novartis’ share of the proceeds resulting from our acquisition of Tanox.

Liquidity and Capital Resources

Liquidity and Capital Resources	2007	2006	2005
December 31:	(in millions)
Unrestricted cash, cash equivalents, short-term investments and long-term marketable debt and equity securities	$6,065	$4,325	$3,814
Net receivable—equity hedge instruments	24	50	73
Total unrestricted cash, cash equivalents, short-term investments, long-term marketable debt and equity securities, and equity hedge instruments	$6,089	$4,375	$3,887
Working capital	$4,835	$3,547	$2,726
Current ratio	2.2:1	2.6:1	2.6:1
Year ended December 31:
Cash provided by (used in):
Operating activities	$3,230	$2,138	$2,363
Investing activities	(1,865)	(1,681)	(1,776)
Financing activities	(101)	(432)	368
Capital expenditures (included in investing activities above)	(977)	(1,214)	(1,400)

Total unrestricted cash, cash equivalents, short-term investments and long-term marketable securities, including the estimated fair value of the related equity hedge instruments, were approximately $6.1 billion at December 31, 2007, an increase of approximately $1.7 billion, or 39%, from December 31, 2006. This increase primarily reflects cash generated from operations, issuance of commercial paper, and increases from stock option exercises; partially offset by cash used for the repurchase of our Common Stock, capital expenditures, and Tanox acquisition-related expenditures. To mitigate the risk of market value fluctuations, certain of our biotechnology equity securities are hedged with zero-cost collars and forward contracts, which are carried at estimated fair value. See Note 2, “Summary of Significant Accounting Policies—Comprehensive Income,” in the Notes to the Consolidated Financial Statements in Part II, Item 8 of this Form 10-K for further information regarding activity in our marketable investment portfolio and derivative instruments.

See “Our affiliation agreement with Roche Holding, Inc. could limit our ability to make acquisitions or divestitures” and “To pay our indebtedness will require a significant amount of cash and may adversely affect our operations and financial results,” in Part I, Item 1A “Risk Factors” and Note 8, “Leases, Commitments and Contingencies,” in the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K for factors that could negatively affect our cash position.

Cash Provided by Operating Activities

Cash provided by operating activities is primarily driven by increases in our net income. However, operating cash flows differ from net income as a result of non-cash charges or differences in the timing of cash flows and earnings recognition. Significant components of cash provided by operating activities are as follows:

Accounts payable, other accrued liabilities, and other long-term liabilities increased $623 million in 2007 mainly due to the timing of payments and an increase in accrued clinical expenses, accrued royalties, accrued compensation, taxes payable, and other accrued liabilities related to growth in the business.

Investments in trading securities increased $360 million in 2007 mainly due to a transfer of $300 million from available-for-sale securities to increase our investments in certain strategic asset classes; there was an offsetting decrease in our available-for-sale securities such that the net cash effect to us overall was neutral. Investments in trading securities increased $29 million in 2006 due to regular trading activity.

Cash used for inventories increased $310 million in 2007. The increase was primarily due to bulk production of our Avastin and Herceptin products. We expect that our inventory levels will continue to increase in 2008 in support of our sales growth.

Receivables and other assets decreased $38 million in 2007. Accounts receivable—product sales decreased $118 million primarily due to the reduction in the Lucentis program payment terms from 120 days to 90 days, partially offset by increased overall product sales. The average collection period of our accounts receivable—product sales as measured in days sales outstanding (DSO) was 33 days as of December 31, 2007, 46 days as of December 31, 2006, and 37 days as of December 31, 2005. The increase in DSO in 2006 over 2005 and the subsequent decrease in 2007 over 2006 was primarily due to the extended payment terms that we offered to certain wholesalers in conjunction with the launch of Lucentis on June 30, 2006, and that we continue to offer, although the extended payment terms were reduced in 2007. The decrease was partially offset by an increase in Roche royalty accounts receivable of $108 million due to increased Roche revenue, and an increase in non-Roche royalty accounts receivable of $57 million due primarily to increased sales estimates of Synagis®, Lucentis and Humira®.

Cash Used in Investing Activities

Cash used in investing activities was primarily due to capital expenditures, a business acquisition and purchases, sales and maturities of investments, some of which were reinvested into our portfolio of trading securities as noted above in “Cash Provided by Operating Activities.” Capital expenditures were $1.0 billion during 2007, compared to $1.2 billion during 2006, and $1.4 billion during 2005. During 2007, capital expenditures were related to ongoing construction of our second manufacturing facility in Vacaville, California; leasehold improvements for newly constructed buildings on our South San Francisco, California campus; construction of our fill/finish facility in Hillsboro, Oregon; and purchases of equipment and information systems. In addition, we acquired Tanox, Inc. during the third quarter of 2007, for $833 million, net, which represents the $925 million, plus $8 million in transaction costs, less approximately $100 million of Tanox’s cash and cash equivalents that we acquired. Capital expenditures in 2006 included ongoing construction for the Vacaville facility; validation costs at our manufacturing facility in Oceanside, California; the purchase of a second facility in Oceanside; the purchase of equipment and information systems; and ongoing expenditures to support our corporate infrastructure needs. Capital expenditures in 2005 included the purchase of the Oceanside plant for $408 million in cash plus $9 million in closing costs; ongoing construction of our second manufacturing facility in Vacaville; $160 million repayment of our synthetic lease obligation on a research facility in South San Francisco; the purchase of land, equipment, and information systems; and ongoing construction costs in support of our manufacturing and corporate infrastructure needs.

Total cash and investments pledged to secure the COH surety bond were $788 million at December 31, 2007 and 2006 and $735 million at December 31, 2005, and were reflected in the Consolidated Balance Sheets in “restricted cash and investments”. See “Contingencies” in Note 8, “Leases, Commitments and Contingencies” in the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K for further information regarding the COH litigation and related surety bond.

We anticipate that the amount of our 2008 capital expenditures will be similar to the amount of our 2007 capital expenditures.

Cash Used in or Provided by Financing Activities

Cash used in or provided by financing activities includes activity under our stock repurchase program and our employee stock plans. We used cash for stock repurchases of approximately $1.05 billion in 2007, $1.0 billion during 2006, and $2.02 billion during 2005 pursuant to our stock repurchase program approved by our Board of Directors. We also received $452 million during 2007, $385 million during 2006, and $821 million during 2005, related to stock option exercises and stock issuances under our employee stock purchase plan.

Also in October 2007, we issued $600 million in unsecured commercial paper notes payable for funding general corporate purposes. These notes are not redeemable prior to maturity or subject to voluntary prepayment, and were issued on a discount basis. The maturities under the program generally vary from overnight to five weeks and cannot exceed 397 days.

In July 2005, we received proceeds of $2.0 billion from our long-term debt issuance, and we used a portion of those proceeds in the third quarter of 2005 to extinguish our remaining $425 million total lease obligation with respect to our Vacaville, California manufacturing facility.

Under a stock repurchase program approved by our Board of Directors in December 2003 and most recently extended in April 2007, we are authorized to repurchase up to 100 million shares of our Common Stock for an aggregate price of up to $8.0 billion through June 30, 2008. In this program, as in previous stock repurchase programs, purchases may be made in the open market or in privately negotiated transactions from time to time at management’s discretion. We also may engage in transactions in other Genentech securities in conjunction with the repurchase program, including certain derivative securities, although as of December 31, 2007, we have not engaged in any such transactions. We intend to use the repurchased stock to offset dilution caused by the issuance of shares in connection with our employee stock plans. Although there are currently no specific plans for the shares that may be purchased under the program, our goals for the program are (i) to address provisions of our affiliation agreement with RHI related to maintaining RHI’s minimum ownership percentage, (ii) to make prudent investments of our cash resources, and (iii) to allow for an effective mechanism to provide stock for our employee stock plans. See “Relationship with Roche” above for more information on RHI’s minimum ownership percentage.

We enter into Rule 10b5-1 trading plans to repurchase shares in the open market during those periods when trading in our stock is restricted under our insider trading policy. The most recent trading plans, which are effective through April 11, 2008, cover approximately 4.25 million shares.

Under our current stock repurchase program, we repurchased 13 million shares for $1.0 billion in 2007, 12 million shares for $1.0 billion in 2006, and 24 million shares for $2.0 billion in 2005.

Our shares repurchased during 2007 were as follows (shares in millions):

	Total Number of Shares Purchased	Average Price Paid per Share
January 1–31	3.0	$87.33
February 1–28	0.9	86.54
March 1–31	0.6	82.33
April 1–30	0.8	82.14
May 1–31	1.4	79.65
June 1–30	1.3	75.84
August 1–31	0.8	73.66
September 1–30	1.2	78.67
October 1–31	0.6	76.08
November 1–30	1.0	74.86
December 1–31	1.5	67.96
Total	13.1	$79.40

As of December 31, 2007, 75 million shares have been purchased under our stock repurchase program for $5.4 billion, and a maximum of 25 million additional shares for amounts totaling up to $2.6 billion may be purchased under the program through June 30, 2008.

In November 2007, we entered into a prepaid share repurchase arrangement with an investment bank pursuant to which we delivered $300 million to the investment bank. The investment bank is obligated to deliver to us not less than three million shares of our Common Stock, subject to certain exceptions, based on a pre-determined formula. Pursuant to the arrangement, the investment bank is obligated to deliver the shares to us by March 26, 2008, subject to an extension based on extraordinary events. The prepaid amount has been reflected as a reduction of our stockholders’ equity as of December 31, 2007. There was no effect on EPS for the year ended December 31, 2007 as a result of entering into this arrangement.

The par value method of accounting is used for common stock repurchases. The excess of the cost of shares acquired over the par value is allocated to additional paid-in capital with the amounts in excess of the estimated original sales price charged to retained earnings (accumulated deficit).

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

We lease various real properties under operating leases that generally require us to pay taxes, insurance, maintenance, and minimum lease payments. Some of our leases have options to renew.

Commitments

In October 2007, we entered into a five-year, $1 billion revolving credit facility with various financial institutions. The credit facility is expected to be used for general corporate and working capital purposes, including providing support for our new $1 billion commercial paper program. As of December 31, 2007, we had no borrowings under the credit facility.

In December 2004, we entered into a Master Lease Agreement with Slough SSF, LLC, which was subsequently acquired by Health Care Properties (HCP), for the lease of property adjacent to our South San Francisco campus. The property is being developed into eight buildings and two parking structures. The lease of the property is taking place in two phases pursuant to separate lease agreements for each building as detailed in the Master Lease Agreement. Phase I building leases began in 2006 and Phase II building leases began in 2007 and will continue through 2008. For accounting purposes, due to the nature of our involvement with the construction of the buildings subject to the Master Lease Agreement, we are considered to be the owner of the assets during the construction period through the lease commencement date, even though the funds to construct the building shell and some infrastructure costs are paid by the lessor. As of December 31, 2007, we have capitalized $283 million of construction costs, including capitalized interest, in property, plant and equipment. In addition, we separately capitalized approximately $259 million of leasehold improvements that we have installed at the property. We have recognized $270 million as a construction financing obligation, which is primarily included in “long-term debt” in the accompanying Consolidated Balance Sheets. As of December 31, 2006, we had capitalized $205 million of construction costs, including capitalized interest, in property, plant and equipment. In addition, we separately capitalized approximately $150 million of leasehold improvements that we had installed at the property. We have recognized $198 million as a construction financing obligation, which is primarily included in “long-term debt” in the accompanying Consolidated Balance Sheets. Concurrent with the commencement of the rental period, during the third quarter of 2006, we began repayment of the construction financing obligation. We expect that at the time of completion of the project, our construction asset and related obligation may be as much as $365 million, excluding costs related to leasehold improvements.

In November 2006, we entered into a series of agreements with Lonza Group Ltd (Lonza), including a supply agreement to purchase product produced by Lonza at their Singapore manufacturing facility, which is currently under construction. For accounting purposes, due to the nature of the supply agreement and our involvement with the construction of the buildings, we are considered to be the owner of the assets during the construction period, even though the funds to construct the building shell and some infrastructure costs are paid by Lonza. As such, during 2007 and 2006, we capitalized $141 million and $20 million, respectively, in construction-in-progress and have also recognized a corresponding amount as a construction financing obligation in “long-term debt” in the accompanying Consolidated Balance Sheets. We also entered into a loan agreement with Lonza to advance $290 million to Lonza for the construction of this facility and approximately $9 million for a related land lease option, the majority of which is not expected to be advanced until 2008. See Note 8, “Leases, Commitments and Contingencies,” in the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K for further discussion of the agreements.

See also Note 8, “Leases, Commitments and Contingencies,” in the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K.

Contractual Obligations

In the table below, we set forth our enforceable and legally binding obligations and future commitments, as well as obligations related to all contracts that we are likely to continue, regardless of the fact that they were cancelable as of December 31, 2007. Some of the figures that we include in this table are based on management’s estimate and assumptions about these obligations, including their duration, the possibility of renewal, anticipated actions by third parties, and other factors. Because these estimates and assumptions are necessarily subjective, the obligations we will actually pay in future periods may vary from those reflected in the table.

	Payments Due by Period (in millions)
Contractual Obligations	Total	2008	2009 and 2010	2011 and 2012	2013 and Beyond
Operating lease obligations and other(1)	$261	$35	$69	$60	$97
HCP(2) (Financing lease)	524	32	73	78	341
Lonza(3) (Singapore facility agreement)	510	15	220	275	–
Purchase obligations(4)	1,283	799	378	81	25
Long-term debt(5)	2,000	–	500	–	1,500
Deferred tax liabilities(6)	63	63	–	–	–
Accrued litigation(7)	776	776	–	–	–
Other long-term liabilities(8)	30	1	7	4	18
Interest expense on long-term debt(9)	1,130	95	175	148	712
Total	$6,577	$1,816	$1,422	$646	$2,693
________________________
(1)	Operating lease obligations include Owner Association Fees on buildings that we own.
(2)	See further discussion related to the HCP lease above in “Off-Balance Sheet Arrangements.”
(3)
Included in “2009 and 2010” is a manufacturing milestone payment. See further discussion of the agreements with Lonza above in “Off-Balance Sheet Arrangements” and in Note 8, “Leases, Commitments and Contingencies,” in the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K.

(4)
Purchase obligations include commitments related to capital expenditures, clinical development, manufacturing and research operations and other significant purchase commitments. Purchase obligations exclude capitalized labor and capitalized interest on construction projects. Included in this line are our purchase obligations under our contract manufacturing arrangements with Wyeth Pharmaceuticals, a division of Wyeth, for bulk supply of Herceptin, and Novartis for the manufacture of Xolair and Lucentis. See also Note 8, “Leases, Commitments and Contingencies,” in the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K.

(5)	See also Note 7, “Debt,” in the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K.
(6)
Amount represents the current portion of our tax obligations and related interest under FIN 48. See also Note 12, “Income Taxes,” in the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K.

(7)
Accrued litigation includes our litigation liabilities and other similar items which are reflected on our balance sheet. The amount of cash paid, if any, or the timing of such payment in connection with the COH matter will depend on the outcome of the California Supreme Court’s review of the matter; this item is captured in the “2008” category in the table above.

(8)	Other long-term liabilities primarily represent our post-retirement benefit obligations.
(9)
Interest expense includes the effects of an interest rate swap agreement. See also, Note 4 “Investment Securities and Financial Instruments,” in the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K.

Excludes payment obligations associated with our commercial paper program.

In addition to the above, we have committed to make potential future “milestone” payments to third parties as well as fund certain development, manufacturing and commercialization efforts as part of in-licensing and joint product development programs. Milestone payments under these agreements generally become due and payable only upon achievement of certain developmental, regulatory, and/or commercial milestones. Because the achievement of these milestones is generally neither probable nor reasonably estimable, such contingencies have not been recorded on our Consolidated Balance Sheets or in the table above. Further, our obligation to fund development, manufacturing and commercialization efforts is contingent upon continued involvement in the programs and/or the lack of any adverse events which could cause the discontinuance of the programs. Under certain of these arrangements, management can decide at any time to discontinue the joint programs. Due to the risks associated with the development manufacturing and commercialization processes, the payments under these arrangements are not reasonably estimable, and such payments have not been recorded on our Consolidated Balance Sheets or in the table above. We also entered into a loan agreement, subject to certain mutually acceptable conditions of securitization, with Lonza to advance up to $290 million to Lonza for the construction of their Singapore facility, and approximately $9 million for a related land lease option, the majority of which is not expected to be advanced until 2008. See Note 8, “Leases, Commitments and Contingencies,” in the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K for further information on these matters.

Stock Options

Option Program Description

Our employee stock option program is a broad-based, long-term retention program that is intended to attract and retain talented employees and to align stockholder and employee interests. Our program primarily consists of our 2004 Equity Incentive Plan (the Plan), a broad-based plan under which stock options, restricted stock, stock appreciation rights and performance shares and units may be granted to employees, directors and other service providers. Substantially all of our employees participate in our stock option program. In the past, we granted options under our amended and restated 1999 Stock Plan, 1996 Stock Option/Stock Incentive Plan, our amended and restated 1994 Stock Option Plan and our amended and restated 1990 Stock Option/Stock Incentive Plan. Although we no longer grant options under these plans, exercisable options granted under these plans are still outstanding.

All stock option grants are made with the approval of the Compensation Committee of the Board of Directors or an authorized delegate. See “Compensation Discussion and Analysis” appearing in our 2008 Proxy Statement for further information concerning the policies and procedures of the Compensation Committee regarding the use of stock options.

General Option Information

Summary of Option Activity
(Shares in millions)

		Options Outstanding
	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price
December 31, 2005	84	83	$46.64
Grants	(17)	17	79.85
Exercises	–	(9)	30.42
Cancellations	3	(3)	62.09
December 31, 2006	70	88	$54.43
Grants	(18)	18	79.40
Exercises	–	(10)	32.76
Cancellations	4	(4)	76.45
December 31, 2007	56	92	$60.94

In-the-Money and Out-of-the-Money Option Information
(Shares in millions)

	Exercisable		Unexercisable		Total
As of December 31, 2007	Shares	Wtd. Avg. Exercise Price	Shares	Wtd. Avg. Exercise Price	Shares	Wtd. Avg. Exercise Price
In-the-Money	39	$35.22	3	$52.93	42	$36.56
Out-of-the-Money(1)	15	83.68	35	80.77	50	81.62
Total Options Outstanding	54		38		92
________________________
(1)
Out-of-the-money options are those options with an exercise price equal to or greater than the fair market value of Genentech Common Stock, which was $67.07 at the close of business on December 31, 2007.

Distribution and Dilutive Effect of Options

Employee and Executive Officer Option Grants

	2007*	2006*	2005*
Net grants during the year as % of outstanding shares	1.36%	1.43%	1.70%
Grants to Executive Officers during the period as % of outstanding shares	0.13%	0.14%	0.18%
Grants to Executive Officers during the year as % of total options granted	7.41%	8.60%	9.44%
________________________
*	Executive officers as of December 31 for the years presented.

Equity Compensation Plan Information

Our stockholders have approved all of our equity compensation plans under which options are outstanding.

******

This report contains forward-looking statements regarding our Horizon 2010 strategy of bringing new molecules into clinical development, bringing major new products or indications onto the market, becoming the number one U.S. oncology company in sales, and achieving certain financial growth measures; the timing of data for clinical studies; an Avastin sBLA submission; label extensions for Xolair; construction, qualification and licensure of Vacaville and Hillsboro facilities, and Lonza’s and our Singapore facilities, and completion of construction for our Dixon facility; the adequacy of our capital resources to meet long-term growth; Avastin sales growth; reimbursement for Lucentis; royalty revenue; expenditures to comply with environmental laws; R&D and MG&A expenses; compensation charges associated with voluntary severance; tax obligations and our effective income tax rate; inventory levels; capital expenditures; extending a construction loan to Lonza; and the effect of recent accounting pronouncements on our financial statements.

These forward-looking statements involve risks and uncertainties, and the cautionary statements set forth below and those contained in “Risk Factors” in this Form 10-K identify important factors that could cause actual results to differ materially from those predicted in any such forward-looking statements. Such factors include, but are not limited to, difficulty in enrolling patients in clinical trials; the need for additional data, data analysis or clinical studies; BLA preparation and decision making; FDA actions or delays; failure to obtain or maintain FDA approval; difficulty in obtaining materials from suppliers; unexpected safety, efficacy or manufacturing issues for us or our contract/collaborator manufacturers; increased capital expenditures including greater than expected construction and validation costs; product withdrawals; competition; efficacy data concerning any of our products which shows or is perceived to show similar or improved treatment benefit at a lower dose or shorter duration of therapy; pricing decisions by us or our competitors; our ability to protect our proprietary rights; the outcome of, and expenses associated with, litigation or legal settlements; increased R&D, MG&A, stock-based compensation, environmental and other expenses, and increased COS; variations in collaborator sales and expenses; our indebtedness and ability to pay our indebtedness; actions by Roche that are adverse to our interests; decreases in third party reimbursement rates; and greater than expected income tax rate. We disclaim and do not undertake any obligation to update or revise any forward-looking statement in this Form 10-K.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk, including changes to interest rates, foreign currency exchange rates and equity investment prices. To reduce the volatility related to these exposures, we enter into various derivative hedging transactions pursuant to our investment and risk management policies and procedures. We do not enter into derivatives for speculative purposes.

We maintain risk management control systems to monitor the risks associated with interest rates, foreign currency exchange rates and equity investment price changes. The risk management control systems use analytical techniques, including sensitivity analysis and market values. Notwithstanding our risk management control systems, there are inherent risks that may only be partially offset by our hedging programs should there be unfavorable movements in interest rates, foreign currency exchange rates or equity investment prices.

The estimated exposures discussed below are intended to measure the amount that we could lose from adverse market movements in interest rates, foreign currency exchange rates and equity investment prices, given a specified confidence level, over a given period of time. Loss is defined in the value-at-risk (VAR) estimation as fair market value loss. Our VAR model utilizes historical simulation of daily market data over the past three years and calculates market data changes using a 21-trading-day holding period to estimate expected loss in fair value at a 95% confidence level. The VAR model is not intended to represent actual losses but is used as a risk estimation and management tool.

Actual future gains and losses associated with our investment portfolio and derivative positions may differ materially from the VAR analyses performed due to the inherent limitations associated with predicting the timing and amount of changes to interest rates, foreign currency exchanges rates and equity investment prices, as well as our actual exposures and positions.

Interest Rate Risk

Our interest-bearing assets, or interest-bearing portfolio, consisted of cash, cash equivalents, restricted cash and investments, short-term investments, marketable debt securities, long-term investments and interest-bearing forward contracts. The balance of our interest-bearing portfolio, including restricted and unrestricted cash and investments, was $6,436 million, or 34% of total assets, at December 31, 2007 and $4,747 million, or 32% of total assets, at December 31, 2006. Interest income related to this portfolio was $270 million in 2007 and $230 million in 2006. Our interest income is sensitive to changes in the general level of interest rates, credit ratings of our investments, and market liquidity for the different types of interest-bearing assets.

Our short-term borrowings include $600 million in unsecured commercial paper notes payable. These notes are not redeemable prior to maturity or subject to voluntary prepayment, and were issued on a discount basis. During the period from issuance to December 31, 2007, the notes were issued with an effective interest yield of 4.62%. At December 31, 2007, outstanding commercial paper notes carried an effective interest yield of 4.46%.

Our long-term debt is made up of the following debt instruments: $500 million principal amount of 4.40% Senior Notes due 2010, $1.0 billion principal amount of 4.75% Senior Notes due 2015, and $500 million principal amount of 5.25% Senior Notes due 2035. To protect the fair value of our 2010 Notes against fluctuations in the benchmark U.S. interest rates, we entered into a series of interest rate swap agreements with respect to the 2010 Notes. See Note 7, “Debt,” and Note 4, “Investment Securities and Financial Instruments—Derivative Financial Instruments,” in the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K.

Based on our overall interest rate exposure, which includes the net effect of our interest rate exposures on our interest-bearing assets, our Senior Note debt instruments, and our commercial paper, using a 21-trading-day holding period with a 95% confidence level, the potential loss in estimated fair value of our interest rate sensitive instruments was $20 million at December 31, 2007 and $24 million at December 31, 2006. A significant portion of the potential loss in estimated fair value at both December 31, 2007 and 2006 was attributed to the longer duration of our Senior Notes.

Foreign Currency Exchange and Foreign Economic Conditions Risk

We receive royalty revenue from licensees selling products in countries throughout the world. As a result, our financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which our licensed products are sold. Our exposure to foreign exchange rates is most significant relative to the Swiss Franc, though we are also exposed to changes in exchange rates elsewhere in Europe, Asia (primarily Japan) and Canada. When the dollar strengthens against the currencies in these countries, the dollar value of foreign-currency denominated revenue decreases; when the dollar weakens, the dollar value of the foreign-currency denominated revenue increases. Accordingly, changes in exchange rates, and in particular a strengthening of the dollar, may adversely affect our royalty revenue as expressed in dollars. Currently, our foreign currency royalty revenue exceed our foreign currency expenses. In addition, as part of our overall investment strategy, a portion of our portfolio is in non-dollar denominated investments. As a result, we are exposed to changes in the exchange rates of the currencies in which these non-dollar investments are denominated.

To mitigate our net foreign exchange exposure, our policy allows us to hedge certain of our anticipated royalty revenue by entering into option or forward contracts with one- to five-year expiration dates and amounts of currency that are based on up to 90% of forecasted future revenue so that the potential adverse effect of movements in currency exchange rates on the non-dollar denominated revenue will be at least partly offset by an associated increase in the value of the option or forward. As of December 31, 2007, these options and forwards are due to expire in 2008 and 2009.

Based on our overall currency rate exposure, using a 21-trading-day holding period with a 95% confidence level, the potential loss in the estimated fair value of our foreign currency sensitive instruments was $40 million at December 31, 2007 and $17 million at December 31, 2006. Because we use foreign currency instruments to hedge anticipated future cash flows, losses incurred on those instruments are generally offset by increases in the fair value of the underlying future cash flows that they were intended to hedge.

Equity Security Risks

As part of our strategic alliance efforts, we invest in publicly traded equity instruments of biotechnology companies. Our biotechnology equity investment portfolio totaled $416 million, or 2% of total assets, at December 31, 2007 and $360 million, or 2% of total assets, at December 31, 2006. Impairment charges on our biotechnology equity investments were $20 million in 2007 and $4 million in 2006. These investments are subject to fluctuations from market value changes in stock prices. To mitigate the risk of market value fluctuation, certain equity securities are hedged with zero-cost collars and forward contracts. A zero-cost collar is a purchased put option and a written call option in which the cost of the purchased put and the proceeds of the written call offset each other; therefore, there is no initial cost or cash outflow for these instruments at the time of purchase. The purchased put protects us from a decline in the market value of the security below a certain minimum level (the put “strike” level), while the call effectively limits our potential to benefit from an increase in the market value of the security above a certain maximum level (the call “strike” level). A forward contract is a derivative instrument where we lock-in the termination price that we receive from the sale of stock based on a pre-determined spot price. The forward contract protects us from a decline in the market value of the security below the spot price and limits our potential benefit from an increase in the market value of the security above the spot price. Throughout the life of the forward contract, we receive interest income based on the notional amount and a floating-rate index. Depending on market conditions, we may determine that in future periods certain of our other unhedged equity security investments are impaired, which would result in additional write-downs of those equity security investments.

Based on our overall exposure to fluctuations from market value changes in marketable equity prices, using a 21-trading-day holding period with a 95% confidence level, the potential loss in estimated fair value of our equity securities portfolio was $27 million at December 31, 2007 and $24 million at December 31, 2006.

Also, as part of our strategic alliance efforts, we invest in privately held biotechnology companies, some of which are in the startup stage. These investments are primarily carried at cost, which were $31 million at December 31, 2007 and $33 million at December 31, 2006, and are recorded in “Other long-term assets” in the Consolidated Balance Sheets. Our determination of investment values in private companies is based on the fundamentals of the businesses, including, among other factors, the nature and success of their R&D efforts.

Counterparty Credit Risks

We could be exposed to losses related to the financial instruments described above if one of our counterparties were to default. We attempt to mitigate this risk through credit monitoring procedures.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Genentech, Inc.

We have audited the accompanying consolidated balance sheets of Genentech, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of Genentech, Inc.’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Genentech, Inc. at December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, in 2006 Genentech, Inc. changed its method of accounting for stock-based compensation in accordance with guidance provided in Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment.”

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Genentech, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 5, 2008 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Palo Alto, California
February 5, 2008

CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share amounts)

	Year Ended December 31,
	2007	2006	2005
Revenue
Product sales (including amounts from related parties: 2007-$778; 2006-$364; 2005-$184)	$9,443	$7,640	$5,488
Royalties (including amounts from related parties: 2007-$1,301; 2006-$849; 2005-$501)	1,984	1,354	935
Contract revenue (including amounts from related parties: 2007-$165; 2006-$165; 2005-$115)	297	290	210
Total operating revenue	11,724	9,284	6,633

Costs and expenses
Cost of sales (including amounts for related parties: 2007-$432; 2006-$272; 2005-$171)	1,571	1,181	1,011
Research and development (associated with related party collaborations: 2007-$302; 2006-$251; 2005-$183) (including amounts where reimbursement was recorded as contract revenue: 2007-$196; 2006-$185; 2005-$144)	2,446	1,773	1,262
Marketing, general and administrative	2,256	2,014	1,435
Collaboration profit sharing (including related party amounts: 2007-$185; 2006-$187; 2005-$136)	1,080	1,005	823
Write-off of in-process research and development related to acquisition	77	–	–
Gain on acquisition	(121)	–	–
Recurring charges related to redemption and acquisition	132	105	123
Special items: litigation-related	54	54	58
Total costs and expenses	7,495	6,132	4,712

Operating income	4,229	3,152	1,921
Other income (expense):
Interest and other income (expense), net	273	325	142
Interest expense	(76)	(74)	(50)
Total other income, net	197	251	92
Income before taxes	4,426	3,403	2,013
Income tax provision	1,657	1,290	734
Net income	$2,769	$2,113	$1,279

Earnings per share
Basic	$2.63	$2.01	$1.21
Diluted	$2.59	$1.97	$1.18

Shares used to compute basic earnings per share	1,053	1,053	1,055
Shares used to compute diluted earnings per share	1,069	1,073	1,081

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended December 31,
	2007	2006	2005
Cash flows from operating activities
Net income	$2,769	$2,113	$1,279
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	492	407	370
Employee stock-based compensation	403	309	–
In-process research and development	77	–	–
Gain on acquisition	(121)	–	–
Deferred income taxes	(234)	(112)	(110)
Deferred revenue	(68)	(3)	(49)
Litigation-related liabilities	51	51	51
Excess tax benefit from stock-based compensation arrangements	(193)	(179)	–
Tax benefit from employee stock options	–	–	632
Gain on sales of securities available-for-sale and other	(27)	(94)	(12)
Loss on sales and write-downs of securities available-for-sale and other	58	5	13
Loss on fixed asset dispositions	32	23	10
Changes in assets and liabilities:
Receivables and other assets	38	(628)	(128)
Inventories	(310)	(408)	(112)
Investments in trading securities	(360)	(29)	(17)
Accounts payable, other accrued liabilities, and other long-term liabilities	623	683	436
Net cash provided by operating activities	3,230	2,138	2,363
Cash flows from investing activities
Purchases of securities available-for-sale	(1,152)	(1,036)	(1,000)
Proceeds from sales of securities available-for-sale	651	256	148
Proceeds from maturities of securities available-for-sale	486	357	574
Capital expenditures	(977)	(1,214)	(1,400)
Change in other intangible and long-term assets	(40)	9	(45)
Acquisition and related costs, net	(833)	–	–
Transfer to restricted cash, net	–	(53)	(53)
Net cash used in investing activities	(1,865)	(1,681)	(1,776)
Cash flows from financing activities
Stock issuances	452	385	821
Stock repurchases and prepaid share repurchase deposits	(1,345)	(996)	(2,016)
Excess tax benefit from stock-based compensation arrangements	193	179	–
Proceeds from issuance of commercial paper	599	–	–
Repayment of long-term debt and noncontrolling interest	–	–	(425)
Proceeds from issuance of long-term debt	–	–	1,988
Net cash (used in) provided by financing activities	(101)	(432)	368
Net increase in cash and cash equivalents	1,264	25	955
Cash and cash equivalents at beginning of year	1,250	1,225	270
Cash and cash equivalents at end of year	$2,514	$1,250	$1,225
Supplemental cash flow data
Cash paid during the year for:
Interest	$60	$68	$8
Income taxes	1,673	1,038	312
Non-cash investing and financing activities
Capitalization of construction in progress related to financing lease transactions	203	128	94
Sale of subsidiary in exchange for note receivable	–	135	–
Exchange of XOMA note receivable for a prepaid royalty and other long-term asset	–	–	29

See Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS
(In millions, except par value)

	December 31,
	2007	2006
Assets
Current assets
Cash and cash equivalents	$2,514	$1,250
Short-term investments	1,461	1,243
Restricted cash and investments	788	–
Accounts receivable - product sales (net of allowances: 2007-$116; 2006-$92; including amounts from related parties: 2007-$2; 2006-$57)	847	965
Accounts receivable - royalties (including amounts from related parties: 2007-$463; 2006-$316)	620	453
Accounts receivable - other (including amounts from related parties: 2007-$233; 2006-$150)	299	248
Inventories	1,493	1,178
Deferred tax assets	614	278
Prepaid expenses and other current assets	117	89
Total current assets	8,753	5,704
Long-term marketable debt and equity securities	2,090	1,832
Property, plant and equipment, net	4,986	4,173
Goodwill	1,577	1,315
Other intangible assets	1,168	476
Restricted cash and investments	–	788
Deferred tax assets	–	183
Other long-term assets	366	371
Total assets	$18,940	$14,842
Liabilities and stockholders’ equity
Current liabilities
Accounts payable (including amounts to related parties: 2007-$2; 2006-$7)	$420	$346
Commercial paper	599	–
Deferred revenue	73	62
Accrued litigation	776	–
Other accrued liabilities (including amounts to related parties: 2007-$230; 2006-$136)	2,050	1,602
Total current liabilities	3,918	2,010
Long-term debt	2,402	2,204
Deferred revenue	418	199
Accrued litigation	–	726
Other long-term liabilities	297	225
Total liabilities	7,035	5,364
Commitments and contingencies (Note 8)
Stockholders’ equity
Preferred stock, $0.02 par value; authorized: 100 shares; none issued	–	–
Common Stock, $0.02 par value; authorized: 3,000 shares; outstanding: 2007-1,052 shares; 2006-1,053 shares	21	21
Additional paid-in capital	10,695	10,091
Accumulated other comprehensive income	197	204
Retained earnings (accumulated deficit), since June 30, 1999	992	(838)
Total stockholders’ equity	11,905	9,478
Total liabilities and stockholders’ equity	$18,940	$14,842

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions)

				Retained	Accumulated
			Additional	Earnings	Other
	Common Stock		Paid-in	(Accumulated	Comprehensive
	Shares	Amounts	Capital	Deficit)	Income	Total
Balance December 31, 2004	1,047	$21	$8,002	$(1,532)	$291	$6,782
Comprehensive income
Net income	–	–	–	1,279	–	1,279
Decrease in unrealized gain on securities available-for-sale, net of tax	–	–	–	–	(75)	(75)
Changes in fair value of cash flow hedges, net of tax	–	–	–	–	37	37
Comprehensive income						1,241
Issuance of stock upon exercise of options	29	1	745	–	–	746
Income tax benefits realized from employee stock option exercises	–	–	642	–	–	642
Issuance of stock under employee stock purchase plan	2	–	75	–	–	75
Repurchase of Common Stock	(24)	(1)	(201)	(1,814)	–	(2,016)
Balance December 31, 2005	1,054	21	9,263	(2,067)	253	7,470
Comprehensive income
Net income	–	–	–	2,113	–	2,113
Decrease in unrealized gain on securities available-for-sale, net of tax	–	–	–	–	(16)	(16)
Changes in fair value of cash flow hedges, net of tax	–	–	–	–	(27)	(27)
Change in post-retirement benefit obligation, net of tax	–	–	–	–	(6)	(6)
Comprehensive income						2,064
Issuance of stock upon exercise of options	9	–	288	–	–	288
Income tax benefits realized from employee stock option exercises	–	–	179	–	–	179
Issuance of stock under employee stock purchase plan	2	–	97	–	–	97
Stock-based compensation expense	–	–	376	–	–	376
Repurchase of Common Stock	(12)	–	(112)	(884)	–	(996)
Balance December 31, 2006	1,053	21	10,091	(838)	204	9,478
Comprehensive income
Net income	–	–	–	2,769	–	2,769
Increase in unrealized gain on securities available-for-sale, net of tax	–	–	–	–	5	5
Changes in fair value of cash flow hedges, net of tax	–	–	–	–	(10)	(10)
Change in post-retirement benefit obligation, net of tax	–	–	–	–	(2)	(2)
Comprehensive income						2,762
Issuance of stock upon exercise of options	10	–	340	–	–	340
Income tax benefits realized from employee stock option exercises	–	–	177	–	–	177
Issuance of stock under employee stock purchase plan	2	–	112	–	–	112
Stock-based compensation expense	–	–	407	–	–	407
Cumulative effect of change in accounting principle	–	–	–	(26)	–	(26)
Repurchase of Common Stock	(13)	–	(132)	(913)	–	(1,045)
Prepaid repurchase of Common Stock	–	–	(300)	–	–	(300)
Balance December 31, 2007	1,052	$21	$10,695	$992	$197	$11,905

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In this Annual Report, “Genentech,” “we,” “us,” and “our” refer to Genentech, Inc. “Common Stock” refers to Genentech’s Common Stock, par value $0.02 per share, “Special Common Stock” refers to Genentech’s callable putable common stock, par value $0.02 per share, all of which was redeemed by Roche Holdings, Inc. (RHI) on June 30, 1999 (the Redemption).

Note 1.	DESCRIPTION OF BUSINESS

Genentech is a leading biotechnology company that discovers, develops, manufactures and commercializes pharmaceutical products to treat patients with significant unmet medical needs. We commercialize multiple biotechnology products, and also receive royalties from companies that have licensed our technology.

Redemption of Our Special Common Stock

On June 30, 1999, RHI exercised its option to cause us to redeem all of our Special Common Stock held by stockholders other than RHI. The Redemption was reflected as a purchase of a business, which under U.S. generally accepted accounting principles (GAAP) required push-down accounting to reflect in our financial statements the amounts paid for our stock in excess of our net book value. The aggregate purchase price for the acquisition of all of Genentech’s outstanding shares, including RHI’s estimated transaction costs of $10 million, was $6,605 million.

Note 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of Genentech and all of our wholly owned subsidiaries. Material intercompany accounts and transactions have been eliminated.

Use of Estimates and Reclassifications

The preparation of financial statements in conformity with GAAP requires management to make judgments, assumptions, and estimates that affect the amounts reported in our consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates.

Certain reclassifications of prior period amounts, including amounts related to our adoption of Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), have been made to our consolidated financial statements to conform to the current period presentation.

Recent Accounting Pronouncements

In December 2007, the FASB ratified the final consensuses in Emerging Issues Task Force (EITF) Issue No. 07-1, “Accounting for Collaborative Arrangements” (EITF 07-1), which requires certain income statement presentation of transactions with third parties and of payments between parties to the collaborative arrangement, along with disclosure about the nature and purpose of the arrangement. EITF 07-1 is effective for us beginning January 1, 2009. We do not expect this Issue to have a material effect on our consolidated financial statements.

In June 2007, the FASB ratified EITF Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities” (EITF 07-3). EITF 07-3 requires that nonrefundable advance payments for goods and services that will be used or rendered in future R&D activities pursuant to executory contractual arrangements be deferred and recognized as an expense in the period that the related goods are delivered or services are performed. EITF 07-3 is effective for us beginning on January 1, 2008. We do not expect this Issue to have a material effect on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (FAS 157), which provides enhanced guidance for using fair value to measure assets and liabilities. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. FAS 157 is effective for us beginning January 1, 2008. We do not expect this pronouncement to have a material effect on our consolidated financial statements.

Revenue Recognition

We recognize revenue from the sale of our products, royalties earned, and contract arrangements. Advance payments received in excess of amounts earned are classified as deferred revenue until earned.

Product Sales

We recognize revenue from product sales when there is persuasive evidence that an arrangement exists, title passes, the price is fixed and determinable, and collectibility is reasonably assured. Allowances are established for estimated rebates, healthcare provider contractual chargebacks, prompt pay sales discounts, product returns, and wholesaler and distributor inventory management allowances. In our domestic commercial collaboration agreements, we have primary responsibility for the United States (U.S.) product sales commercialization efforts, including selling and marketing, customer service, order entry, distribution, shipping and billing. We record net product sales and related production and selling costs in our income statement line items on a gross basis, since we have the manufacturing risk and/or inventory risk, and credit risk, and meet the criteria as a principal under EITF Issue No. 99-19, “Reporting Revenue Gross as a Principal Versus Net as an Agent” (EITF 99-19).

The Avastin Patient Assistance Program is a voluntary program that enables eligible patients who have received 10,000 milligrams of Avastin in a 12-month period to receive free Avastin in excess of the 10,000 milligrams during the remainder of the 12-month period. Based on the current wholesale acquisition cost, 10,000 milligrams is valued at $55,000 in gross revenue. We defer a portion of our gross Avastin product sales revenue to reflect our estimate of the commitment to supply free Avastin to patients who elect to enroll in the program. To calculate our deferred revenue, we estimate several factors most notably: the number of patients who are currently being treated for FDA-approved indications and the start date of their treatment regimen, the extent to which doctors and patients may elect to enroll in the program, the number of patients who meet the financial eligibility requirements of the program, and the duration and extent of treatment for the FDA approved indications, among other factors. We will continue to update our estimates each reporting period as new information becomes available. Based on these estimates we defer a portion of the Avastin revenue on product vials sold through normal commercial channels. The deferred revenue is recognized when free Avastin vials are delivered or after the associated patient eligibility period has passed.

Royalties

We recognize revenue from royalties based on licensees’ sales of our products or products using our technologies. Royalties are recognized as earned in accordance with the contract terms when royalties from licensees can be reasonably estimated and collectibility is reasonably assured. If the collectibility of a royalty amount is not reasonably assured, royalty revenue is recognized as revenue when the cash is received. For the majority of our royalty revenue, estimates are made using historical and forecasted sales trends and used as a basis to record amounts in advance of amounts collected.

Contract Revenue

Contract revenue generally includes upfront and continuing licensing fees, manufacturing fees, milestone payments and net reimbursements from collaborators on development, post-marketing and commercial costs. For those contract arrangements with up-front license fees that were entered into prior to the effective date of July 1, 2003 for EITF 00-21, “Revenue Arrangements with Multiple Deliverables” (EITF 00-21), our accounting policy on contract revenue is as follows:

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

For those contract arrangements with up-front license fees that were entered into subsequent to the effective date of July 1, 2003 for EITF 00-21, our accounting policy is as follows:

•
We evaluate whether there is stand-alone value to the customer for the delivered elements and objective evidence of fair value to allocate revenue to each element in multiple element agreements. When the delivered element does not have stand-alone value or there is insufficient evidence of fair value for the undelivered element(s), we recognize the consideration for the combined unit of accounting in the same manner as the revenue is recognized for the final deliverable, which is generally ratably over the longest period of involvement.

Commercial collaborations resulting in a net reimbursement of development, post-marketing, and commercial costs are recognized as revenue as the related costs are incurred. The corresponding development and post-marketing expenses are included in research and development (R&D) expenses and the corresponding commercial costs are included in marketing, general and administrative (MG&A) expenses in the Consolidated Statements of Income.

Product Sales Allowances

Revenue from product sales are recorded net of allowances for estimated rebates, healthcare provider contractual chargebacks, prompt pay sales discounts, product returns, and wholesaler and distributor inventory management allowances, all of which are established at the time of sale. These allowances are based on estimates of the amounts earned or to be claimed on the related sales. These estimates take into consideration our historical experience, current contractual and statutory requirements, specific known market events and trends such as competitive pricing and new product introductions, and forecasted customer buying patterns and inventory levels, including the shelf life of our products. Rebates, healthcare provider contractual chargebacks, inventory management allowances, prompt pay sales discounts and product returns are product-specific, which can be affected by the mix of products sold in any given period. All of our product sales allowances are based on estimates. If actual future results vary, we may need to adjust these estimates, which could have an effect on earnings in the period of the adjustment. Our product sales allowances and accruals are as follows:

•
Rebate allowances and accruals comprise both direct and indirect rebates. Direct rebates are contractual price adjustments payable to wholesalers and specialty pharmacies that purchase products directly from us. Indirect rebates are contractual price adjustments payable to healthcare providers and organizations, such as payers, clinics, hospitals, pharmacies, and group purchasing organizations that do not purchase products directly from us. Both types of allowances are based on definitive contractual agreements or legal requirements (such as Medicaid) related to the dispensing of the product by a pharmacy, clinic, or hospital to a benefit plan participant. Rebate accruals are recorded in the same period that the related revenue is recognized, resulting in a reduction to product sales revenue and the recognition of a contra asset (if due to a wholesaler or specialty pharmacy) or a liability (if due to a third party, such as a healthcare provider) as appropriate, which are included in accounts receivable allowances or other accrued liabilities, respectively. Rebates are estimated using historical and other data, including patient usage, customer buying patterns, applicable contractual rebate rates, and contract performance by the benefit providers. Rebate estimates are evaluated quarterly and may require adjustments to better align our estimates with actual results. As part of this evaluation, we review changes to federal legislation, changes to rebate contracts, changes in the level of discounts, and changes in product sales trends. Although rebates are accrued at the time of sale, rebates are typically paid out, on average, up to six months after the sale.

•
Healthcare provider contractual chargebacks are the result of contractual commitments by us to provide products to healthcare providers at specified prices or discounts. These contracted healthcare providers include (i) hospitals that service a disproportionately high share of economically indigent and Medicaid patients for which they receive little or no reimbursement (i.e., Disproportionate Share Hospitals), (ii) government-owned hospitals that receive discounts, and (iii) hospitals that have contract pricing for certain products, usually through a group purchasing agreement. Chargebacks occur when a contracted healthcare provider purchases our products through an intermediary wholesaler at fixed contract prices that are lower than the list prices we charge the wholesalers. The wholesaler, in turn, charges us back for the difference between the price initially paid by the wholesaler and the contract price paid to the wholesaler by the healthcare providers. Chargebacks are accrued at the time of sale and are estimated based on historical trends, which closely approximate actual results as we generally issue credits within a few weeks of the time of sale.

•
Prompt pay sales discounts are credits granted to wholesalers for remitting payment on their purchases within contractually defined cash repayment incentive periods. The contractually defined cash repayment periods are generally 30 days; however, for newly launched products, we have offered and we may offer in the future, extended payment terms to wholesalers. In connection with the launch of Lucentis, we have offered, and continued to offer, an extended payment terms program to certain wholesalers. Based upon our experience that it is rare that a wholesaler does not comply with the contractual terms to earn the prompt pay sales discount, we accrue 100 percent of the prompt pay sales discounts at the time of original sale.

•
Wholesaler and distributor inventory management allowances are credits granted to wholesalers and distributors for compliance with various contractually defined inventory management programs. These programs provide monetary incentives in the form of a credit for wholesalers and distributors to maintain consistent inventory levels at approximately two to three weeks of sales depending on the product. These wholesaler inventory management credits are calculated based on quarterly product purchases multiplied by a factor to determine the maximum possible credit for a product for the preceding quarter. Adjustments to reduce the maximum credit are made if the wholesaler does not meet and/or comply with the contractually defined metrics. These metrics include data timeliness, completeness and accuracy and deviations outside of the contracted inventory days on hand for each product. The maximum credits are accrued at the time of sale, and are typically granted to wholesaler accounts within 90 days after the sale.

•
Product return allowances are established in accordance with our returns policy, which allows buyers to return our products within two months prior to and six months following product expiration. Most of our products are sold to our wholesalers with at least six months of dating prior to expiration. As part of our estimation process, we calculate historical return data on a production lot basis. Historical rates of return are determined by product and are adjusted for known or expected changes in the marketplace specific to each product. In addition, we review expiration dates to determine the remaining shelf life of each product not yet returned. Although product return allowances are accrued at the time of sale, the majority of returns take place up to two years after the sale.

Allowances against receivable balances primarily relate to product returns, wholesaler-related direct rebates, prompt pay sales discounts, and wholesaler inventory management allowances, and are recorded in the same period that the related revenue is recognized, resulting in a reduction in product sales revenue and the reporting of product sales receivable net of allowances. Accruals related to indirect rebates and contractual chargebacks for healthcare providers are recognized in the same period that the related revenue is recognized, resulting in a reduction in product sales revenue, and are recorded as other accrued liabilities.

Commercial Collaboration Accounting

We have domestic commercial collaboration profit sharing agreements with Biogen Idec Inc. on Rituxan, with Novartis Pharma AG on Xolair, and with OSI Pharmaceuticals, Inc. on Tarceva. In these agreements, we have primary responsibility for the U.S. commercialization, including sales and/or marketing, customer support, order entry, distribution, shipping, and billing. In addition to being primarily responsible for providing the product or service to the customer, we have general inventory risk prior to the customer placing an order or upon customer return, and we are exposed to customer credit risk. We record net product sales and related production and selling costs for our domestic collaborations in our Consolidated Statements of Income on a gross basis since we are the principal in the sales transaction, as defined under EITF 99-19. The collaboration profit sharing expense line in our Consolidated Statements of Income primarily includes the profit sharing results with Biogen Idec on Rituxan, with Novartis Pharma AG on Xolair, and with OSI Pharmaceuticals on Tarceva.

We have a European commercial collaboration profit sharing agreement with Novartis Pharma AG on Xolair. We do not record the net product sales and related production and selling costs for our European collaboration in our Consolidated Statements of Income on a gross basis since we do not meet the criteria as a principal under EITF 99-19, and instead record our net share of the European collaboration profits as contract revenue (or collaboration losses as collaboration profit sharing expense). See also Note 9, “Relationship with Roche Holdings, Inc. and Related Party Transactions,” regarding Novartis related collaboration costs and profit sharing expenses.

Research and Development Expenses

Research and development (R&D) expenses include salaries, benefits, and other headcount related costs; clinical trial and related clinical manufacturing costs; contract and other outside service fees; employee stock-based compensation expense; and facilities and overhead costs. R&D expenses consist of independent R&D costs and costs associated with collaborative R&D and in-licensing arrangements. In addition, we acquire R&D services from other companies and fund research institutions under agreements which we can generally terminate at will. R&D expenses also include post-marketing activities such as Phase IV and investigator-sponsored trials and product registries. R&D costs, including upfront fees and milestones paid to collaborators, are expensed as incurred, if the underlying assets are determined to have no alternative future use. The costs of the acquisition of technology are capitalized if they have alternative future uses in other R&D projects or otherwise. R&D collaborations resulting in a net payment of development and post-marketing costs are recognized as R&D expense as the related costs are incurred.

Royalty Expenses

Royalty expenses and milestones directly related to product sales are classified in cost of sales (COS). Other royalty expenses, relating to royalty revenue, are classified in MG&A expenses and totaled $312 million in 2007, $221 million in 2006, and $182 million in 2005.

Advertising Expenses

We expense the costs of advertising, which also include promotional expenses, as incurred. Advertising expenses were $400 million in 2007, $439 million in 2006, and $345 million in 2005.

Research and Development Arrangements

To gain access to potential new products and technologies and to utilize other companies to help develop our potential new products, we establish strategic alliances with various companies. These strategic alliances often include the acquisition of marketable and nonmarketable equity investments or debt of companies developing technologies that complement or fall outside of our research focus and include companies having the potential to generate new products through technology licensing and/or investments. Potential future payments may be due to certain collaborators achieving certain benchmarks as defined in the collaborative agreements. We also entered into product-specific collaborations to acquire development and marketing rights for products. See Note 8, “Leases, Commitments and Contingencies,” and Note 9, “Relationship with Roche Holdings, Inc. and Related Party Transactions,” below for a discussion of our more significant collaborations.

Under FIN 46R, we are required to assess new business development collaborations as well as to, upon certain events, some of which are outside our control, reassess the accounting treatment of our existing business development collaborations based on the nature and extent of our financial interests as well as our ability to exercise influence in such collaborations. While this standard has not had a material effect on our financial results during 2006 and 2007, our continuing compliance may result in our consolidation of companies or related entities with which we have a collaborative arrangement, and this may have a material effect on our financial condition and/or results of operations in future periods.

Cash and Cash Equivalents

We consider all highly liquid available-for-sale debt securities purchased with an original maturity of three months or less to be cash equivalents.

Inventories

Inventories are stated at the lower of cost or market value. Cost is determined using a weighted-average approach, assuming full absorption of direct and indirect manufacturing costs, based on our product capacity utilization assumptions. Excess capacity charges are recorded as period expenses in COS when actual production volumes are lower than normal production capabilities, as reasonably determined by management. If inventory costs exceed expected market value due to obsolescence or lack of demand, reserves are recorded for the difference between the cost and the estimated market value. These reserves are determined based on significant estimates. Inventories may include products awaiting regulatory approval or products manufactured at facilities awaiting regulatory approval and are capitalized based on management’s judgment of probable near-term regulatory approval. In addition, inventories include employee stock-based compensation expenses capitalized under FAS 123R.

Investments in Marketable and Nonmarketable Securities

We invest in short-term and long-term marketable securities, primarily corporate notes, government, government agency, preferred stock, asset-backed securities, and municipal bonds. As part of our strategic alliance efforts, we may also invest in equity securities, dividend-bearing convertible preferred stock, and interest-bearing debt of other biotechnology companies. We record these investments under the cost method of accounting, as we hold less than a 20% ownership position in all of these collaborator companies.

We classify marketable equity and debt securities into one of two categories: available-for-sale or trading. Trading securities are bought, held, and sold with the objective of generating returns. We have established maximum amounts of our total investment portfolio that can be included in our trading portfolio, the majority of which is managed by investment management firms that operate within investment policy guidelines that we provide. Trading securities are classified as short-term investments and are carried at estimated fair market value. Unrealized holding gains and losses on trading securities are included in “Interest and other income (expense), net.” Debt securities and marketable equity securities not classified as trading are considered available-for-sale. These securities are carried at estimated fair value (see Note 4, “Investment Securities and Financial Instruments,” below) with unrealized gains and losses included in accumulated other comprehensive income in stockholders’ equity. Unrealized losses are charged against “Other income, net” when a decline in fair value is determined to be other-than-temporary. In accordance with EITF 03-1, and FAS 155-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” we review several factors to determine whether a loss is other-than-temporary. These factors include but are not limited to: (i) the extent to which the fair value is less than cost and the cause for the fair value decline, (ii) the financial condition and near term prospects of the issuer, (iii) the length of time a security is in an unrealized loss position and (iv) our ability to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value. Available-for-sale equity securities and available-for-sale debt securities with remaining maturities of greater than one year are classified as long-term.

If the estimated fair value of a security is below its carrying value, we evaluate whether we have the intent and ability to retain our investment for a period of time sufficient to allow for any anticipated recovery in market value and whether evidence indicating that the cost of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary. Some of the factors that we consider in determining whether an impairment is other-than-temporary include, among other things, unfavorable clinical trial results and the diminished prospect for new products, failure to receive product approval from a regulatory body, the termination of a major collaborative relationship and the liquidity position and financing activities of the issuer. If the impairment is considered to be other-than-temporary, the security is written down to its estimated fair value. Other-than-temporary declines in estimated fair value of all marketable securities are charged to “Interest and other income (expense), net.” The cost of all securities sold is based on the specific identification method. We recognized charges of $50 million in 2007, $4 million in 2006, and $5 million in 2005 related to other-than-temporary declines in the estimated fair values of certain of our marketable equity and debt securities.

Nonmarketable equity securities are carried at cost, less any write-downs for impairment. We periodically monitor the liquidity and financing activities and R&D progress of the respective issuers to determine if impairment write-downs to our nonmarketable equity securities are necessary.

Derivative Instruments

We use derivatives to manage our market exposure to fluctuations in foreign currencies, U.S. interest rates and marketable equity investments. We record all derivatives on the balance sheet at estimated fair value. For derivative instruments that are designated and qualify as a fair value hedge (i.e., hedging the exposure to changes in the estimated fair value of an asset or a liability or an identified portion thereof that is attributable to a particular risk), the gain or loss on the derivative instrument, as well as the offsetting loss or gain on the hedged item attributable to the hedged risk, is recognized in current earnings during the period of the change in estimated fair values. For derivative instruments that are designated and qualify as a cash flow hedge (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The gain or loss on the derivative instruments in excess of the cumulative change in the present value of future cash flows of the hedged transaction, if any, is recognized in current earnings during the period of change. We do not use derivative instruments for speculative purposes. See Note 4, “Investment Securities and Financial Instruments—Derivative Financial Instruments,” below for further information on our accounting for derivatives.

Property, Plant and Equipment

The costs of buildings and equipment are depreciated using the straight-line method over the estimated useful lives of the assets, but not more than:

Useful Lives
Buildings	25 years
Certain manufacturing equipment	15 years
Other equipment	3 to 8 years
Leasehold improvements	length of applicable lease

Depreciation expense on biologics manufacturing facilities constructed or purchased begins once production activities have commenced at the facility, which is generally at the point at which qualification lots are being produced. The point at which depreciation is commenced best represents the point at which the asset is ready for its intended use, and generally precedes U.S. Food and Drug Administration (FDA) licensure of the facility.

FDA Validation Costs

FDA validation costs are capitalized as part of the effort required to acquire and construct long-lived assets, including readying them for their intended use, and are amortized over the estimated useful life of the asset or the term of the lease, whichever is shorter, and charged to COS. These costs are included in “Other long-term assets” in the accompanying Consolidated Balance Sheets.

Goodwill and Other Intangible Assets

Goodwill represents the difference between the purchase price and the estimated fair value of the net assets acquired when accounted for by the purchase method of accounting and arises from RHI’s purchases of our Special Common Stock and push-down accounting (refer to “Redemption of Our Special Common Stock” in Note 1 above) as well as from our acquisition of Tanox, Inc. in the third quarter of 2007. In accordance with FAS 142, “Goodwill and Intangible Assets” (FAS 142), we do not amortize goodwill. Also in accordance with FAS 142, we perform an annual impairment test of goodwill every September at the Company level, which is the sole reporting unit, and have found no impairment. We will continue to evaluate our goodwill for impairment annually and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable.

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

Restricted Cash and Investments

We have entered into an arrangement with third-party insurance companies to post a bond in connection with the City of Hope trial judgment. As part of this arrangement, we were required to pledge cash and investments to secure this bond. As of December 31, 2007 and 2006, we held restricted cash and investments of $788 million, related to the surety bond. These amounts are reflected in the Consolidated Balance Sheets in “Restricted cash and investments.” See Note 8, “Leases, Commitments and Contingencies,” for further discussion of the City of Hope litigation.

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

Sabbatical Leave Benefits

On January 1, 2007, we adopted EITF Issue No. 06-2, “Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43, Accounting for Compensated Absences” (EITF 06-2). Prior to the adoption of EITF 06-2, we recorded a liability for a sabbatical leave when the employee vested in the benefit, which was only at the end of a six-year service period. Under EITF 06-2, we accrue an estimated liability for a sabbatical leave over the requisite six-year service period, as the employee’s services are rendered. Upon our adoption of EITF 06-2, we recorded an adjustment to retained earnings (accumulated deficit) of $26 million, net of tax, as a cumulative effect of a change in accounting principle.

Accounting for Employee Stock-Based Compensation

On January 1, 2006, we adopted FAS No. 123(R), “Share-Based Payment” (FAS 123R), which supersedes our previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25). FAS 123R requires the recognition of compensation expense, using a fair-value based method, for costs related to all share-based payments, including stock options and stock issued under our employee stock purchase plan (ESPP). FAS 123R requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. We adopted FAS 123R using the modified prospective transition method, which requires that compensation expense be recognized in the financial statements for all awards granted after the date of adoption as well as for existing awards for which the requisite service has not been rendered as of the date of adoption. The modified prospective transition method does not require restatement of prior periods to reflect the effect of FAS 123R.

In November 2005, the FASB issued FASB Staff Position No. 123R-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards.” We have adopted the simplified method to calculate the beginning balance of the additional paid-in-capital (APIC) pool of the excess tax benefit, and to determine the subsequent effect on the APIC pool and Consolidated Statements of Cash Flows of the tax effects of employee stock-based compensation awards that were outstanding upon our adoption of FAS 123R.

Prior to the adoption of FAS 123R, we accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under FAS No. 123, “Accounting for Stock-Based Compensation” (FAS 123). Under the intrinsic value method, no employee stock-based compensation expense had been recognized in our Consolidated Statements of Income for any period prior to our adoption of FAS 123R on January 1, 2006, as the exercise price of the stock options granted to employees and directors equaled the fair market value of the underlying stock at the date of grant. See Note 3, “Employee Stock-Based Compensation,” for further discussion of employee stock-based compensation.

401(k) Plan and Other Postretirement Benefits

Our 401(k) Plan (the 401(k) Plan) covers substantially all of our employees. We match a portion of employee contributions, up to a maximum of 5% of each employee’s eligible compensation. Historically, the match was effective and fully vested at December 31 of each year. Effective October 1, 2006, the match is funded concurrently with a participant’s semi-monthly contribution to the 401(k) Plan. Additionally, we annually contributed to every employee’s account 1% of his or her eligible compensation, regardless of whether the employee actively participates in the 401(k) Plan. In the third quarter of 2006, we increased the contribution to 2% of the employee’s compensation, beginning with the 2006 annual contribution. We recorded expense of $85 million in 2007, $68 million in 2006, and $46 million in 2005 for our contributions under the Plan.

In addition, we provide certain postretirement benefits, primarily healthcare related, to employees who meet certain eligibility criteria. As of December 31, 2005, the accrued benefit costs and the accumulated benefit obligation related to these postretirement benefits were not material. In 2006, we adopted FAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans–an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (FAS 158). FAS 158 requires companies to recognize the funded status of their postretirement benefit plan in the statement of financial position. As of December 31, 2007 and 2006, our postretirement benefit plan was not funded. The accumulated postretirement benefit obligation as of December 31, 2007 and 2006 was $27 million and $21 million, respectively, which was primarily included in “Other long-term liabilities” in the Consolidated Balance Sheets.

Stock Repurchases

The par value method of accounting is used for our common stock repurchases. The excess of the cost of shares acquired over the par value is allocated to additional paid-in capital with the amounts in excess of the estimated original sales price charged to retained earnings (accumulated deficit).

Income Taxes

Our income tax provision is based on pretax financial accounting income computed under the liability method. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Significant estimates are required in determining our provisions for income taxes. Some of these estimates are based on interpretations of existing tax laws or regulations. We believe that our estimates are reasonable and that our reserves for income tax related uncertainties are adequate. Various internal and external factors may have favorable or unfavorable effects on our future effective income tax rate. These factors include, but are not limited to, changes in tax laws, regulations, and/or rates, the results of any tax examinations, changing interpretations of existing tax laws or regulations, changes in estimates of prior years’ items, past and future levels of R&D spending, acquisitions, changes in our corporate structure, and changes in overall levels of income before taxes; all of which may result in periodic revisions to our effective income tax rate.

Effective with the consummation of the public offering of our Common Stock by RHI on October 26, 1999, we ceased to be a member of the consolidated federal income tax group (and certain consolidated or combined state and local income tax groups) of which RHI is the common parent. Accordingly, our tax sharing agreement with RHI now pertains only to the state and local tax returns in which we are consolidated or combined with RHI. We will continue to calculate our tax liability or refund with RHI for these state and local jurisdictions as if we were a stand-alone entity.

On January 1, 2007, we also adopted the provisions of FIN 48. Implementation of FIN 48 did not result in a cumulative adjustment to retained earnings (accumulated deficit). The total amount of unrecognized tax benefits as of the date of adoption was $147 million. Of this total, $112 million represents the amount of unrecognized tax benefits that, if recognized, would favorably affect our effective income tax rate in any future period. As a result of the implementation of FIN 48, we reclassified $147 million of unrecognized tax benefits from current liabilities to long-term liabilities as of December 31, 2006 in the accompanying Consolidated Balance Sheets. See Note 12, “Income Taxes,” for more discussion of FIN 48.

Earnings Per Share

Basic earnings per share (EPS) are computed based on the weighted-average number of shares of our Common Stock outstanding. Diluted EPS is computed based on the weighted-average number of shares of our Common Stock and other dilutive securities.

The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations (in millions):

	2007	2006	2005
Numerator:
Net income	$2,769	$2,113	$1,279
Denominator:
Weighted-average shares outstanding used to compute basic EPS	1,053	1,053	1,055
Effect of dilutive stock options	16	20	26
Weighted-average shares outstanding and dilutive securities used to compute diluted EPS	1,069	1,073	1,081

Outstanding employee stock options to purchase approximately 39 million shares of our Common Stock for 2007 were excluded from the computation of diluted EPS because the effect would have been anti-dilutive. See Note 3, “Employee Stock-Based Compensation,” for information on option exercise prices and expiration dates.

Comprehensive Income

Comprehensive income comprises net income and other comprehensive income (OCI). OCI includes certain changes in stockholders’ equity that are excluded from net income. Specifically, we include in OCI changes in the estimated fair value of derivatives designated as effective cash flow hedges and unrealized gains and losses on our available-for-sale securities. In accordance with our adoption of FAS 158 in 2006, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost have been recognized in other comprehensive income. Comprehensive income for the years ended December 31, 2007, 2006, and 2005 has been reflected in the Consolidated Statements of Stockholders’ Equity.

The components of accumulated other comprehensive income, net of taxes, at December 31, 2007 and 2006 were as follows (in millions):

	2007	2006
Net unrealized gains on securities available-for-sale	$219	$214
Net unrealized losses on cash flow hedges	(14)	(4)
Change in post-retirement benefit obligation	(8)	(6)
Accumulated other comprehensive income	$197	$204

The activity in OCI was as follows (in millions):

	2007	2006	2005
Decrease in unrealized gains on securities available-for-sale (net of tax: 2007-$(7); 2006-$(11); 2005-$(49))	$(10)	$(13)	$(74)
Reclassification adjustment for net losses (gains) on securities available-for-sale included in net income (net of tax: 2007-$10; 2006-$(2); 2005-$(1))	15	(3)	(1)
(Decrease) increase in unrealized gains on cash flow hedges (net of tax: 2007-$(8); 2006-$(12); 2005-$32)	(12)	(18)	48
Reclassification adjustment for net (gains) losses on cash flow hedges included in net income (net of tax: 2007-$2; 2006-$(6); 2005-$(7))	2	(9)	(11)
Change in post-retirement benefit obligation (net of tax: 2007-$(1); 2006-$(4))	(2)	(6)	–
Other comprehensive loss	$(7)	$(49)	$(38)

Note 3.	Employee Stock-Based Compensation

On January 1, 2006, we adopted FAS 123R, which supersedes our previous accounting under APB 25. FAS 123R requires the recognition of compensation expense, using a fair-value based method, for costs related to all share-based payments including stock options and stock issued under our ESPP. Under FAS 123R, the value of the portion of the award that is ultimately expected to vest is recognized as expense on a straight-line basis over the requisite service periods in our Consolidated Statements of Income. Also, certain of these costs are capitalized into inventory on our Consolidated Balance Sheets, and generally will be recognized as an expense when the related products are estimated to be sold.

Employee Stock Plans

Our ESPP was adopted in 1991 and amended thereafter. The ESPP allows eligible employees to purchase Common Stock at 85% of the lower of the fair market value of the Common Stock on the grant date or the fair market value on the purchase date. The offering period under the ESPP is currently 15 months, and the purchase price is established during each new offering period. Purchases are limited to 15% of each employee’s eligible compensation and subject to certain Internal Revenue Service restrictions. In general, all of our regular full-time employees are eligible to participate in the ESPP. Of the 52,400,000 shares of Common Stock reserved for issuance under the ESPP, 48,737,394 shares have been issued as of December 31, 2007.

We currently grant options under the Genentech, Inc. 2004 Equity Incentive Plan, which allows for the granting of non-qualified stock options, incentive stock options and stock appreciation rights, restricted stock, performance units or performance shares to our employees, directors and consultants. Incentive stock options may only be granted to employees under this plan. Generally, stock options granted to employees have a maximum term of 10 years, and vest over a four year period from the date of grant; 25% vest at the end of one year, and 75% vest monthly over the remaining three years. We may grant options with different vesting terms from time to time. Unless an employee’s termination of service is due to retirement, disability, or death, upon termination of service, any unexercised vested options will be forfeited at the end of three months or the expiration of the option, whichever is earlier.

Stock-Based Compensation Expense under FAS 123R

Employee stock-based compensation expense recognized in 2007 and 2006 was calculated based on awards ultimately expected to vest and has been reduced for estimated forfeitures. FAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Employee stock-based compensation expense recognized under FAS 123R was as follows (in millions, except per share data):

	2007	2006
Cost of sales	$71	$–
Research and development	153	140
Marketing, general and administrative	179	169
Total employee stock-based compensation expense	403	309
Tax benefit related to employee stock-based compensation expense	(143)	(127)
Net effect on net income	$260	$182
Effect on earnings per share:
Basic	$0.25	$0.17
Diluted	$0.24	$0.17

As of December 31, 2007, total compensation cost related to unvested stock options not yet recognized was $843 million, which is expected to be allocated to expense and production costs over a weighted-average period of 34 months.

The carrying value of inventory on our Consolidated Balance Sheets as of December 31, 2007 and 2006 includes employee stock-based compensation costs of $72 million and $67 million, respectively. Substantially all of the products sold during 2006 were manufactured in previous periods when we did not include employee stock-based compensation expense in our production costs.

The following pro forma net income and EPS were determined as if we had accounted for employee stock-based compensation expense for our employee stock plans under the fair value method prescribed by FAS 123 in prior periods and had capitalized certain costs into inventory manufactured in those prior periods, with the resulting effect on COS for 2006 when previously manufactured products were sold. (In millions, except per share data):

2006
Net income as reported	$2,113
Deduct: Total employee stock-based compensation expense includable in cost of sales, net of related tax effects	(34)
Pro forma net income	$2,079
Earnings per share:
Basic-as reported	$2.01
Basic-pro forma	$1.97

Diluted-as reported	$1.97
Diluted-pro forma	$1.94

Pro Forma Information for Periods Prior to Adoption of FAS 123R

The following pro forma net income and EPS were determined as if we had accounted for employee stock-based compensation for our employee stock plans under the fair value method prescribed by FAS 123. (In millions, except per share data):

2005
Net income as reported	$1,279
Deduct: Total employee stock-based compensation expense determined under the fair value based method for all awards, net of related tax effects	(175)
Pro forma net income	$1,104
Earnings per share:
Basic-as reported	$1.21
Basic-pro forma	$1.05

Diluted-as reported	$1.18
Diluted-pro forma	$1.02

Valuation Assumptions

The employee stock-based compensation expense recognized under FAS 123R and presented in the pro forma disclosure required under FAS 123 was determined using the Black-Scholes option valuation model. Option valuation models require the input of subjective assumptions and these assumptions can vary over time. The weighted-average assumptions used are as follows:

	2007	2006	2005
Risk-free interest rate	4.3%	4.6%	4.2%
Dividend yield	0.0%	0.0%	0.0%
Expected volatility	25.1%	27.2%	29.3%
Expected term (years)	5.0	4.6	4.2

Due to the redemption of our Special Common Stock in June 1999 by RHI, there is limited historical information available to support our estimate of certain assumptions required to value our employee stock options. In developing our estimate of expected term, we have assumed that our recent historical stock option exercise experience is a relevant indicator of future exercise patterns. We base our determination of expected volatility predominantly on the implied volatility of our traded options with consideration of our historical volatilities and the volatilities of comparable companies.

Stock Option Activity

The following is a summary of option activity (shares in millions):

		Options Outstanding
	Shares Available for Grant	Number of Shares	Weighted-Average Exercise Price
December 31, 2004	102	94	$32.32
Grants	(20)	20	84.01
Exercises	–	(29)	25.88
Cancellations	2	(2)	42.16
December 31, 2005	84	83	46.64
Grants	(17)	17	79.85
Exercises	–	(9)	30.42
Cancellations	3	(3)	62.09
December 31, 2006	70	88	54.53
Grants	(18)	18	79.40
Exercises	–	(10)	32.76
Cancellations	4	(4)	76.45
December 31, 2007	56	92	$60.94

The intrinsic value of options exercised during 2007, 2006, and 2005 was $501 million, $500 million, and $1,473 million, respectively. The estimated fair value of shares vested during 2007, 2006, and 2005 was $407 million, $376 million, and $276 million, respectively. The weighted-average estimated fair value of stock options granted during 2007, 2006, and 2005 was $24.40, $24.95, and $25.00 per option, respectively, based on the assumptions in the Black-Scholes valuation model discussed above.

The following table summarizes outstanding and exercisable options at December 31, 2007 (in millions, except exercise price data):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares Outstanding	Weighted-Average Remaining Contractual Life (in years)	Weighted-Average Exercise Price	Number of Shares Exercisable	Weighted-Average Remaining Contractual Life (in years)	Weighted-Average Exercise Price
$6.27 - $8.89	0.3	4.64	$7.41	0.3	4.64	$7.41
$10.00 - $14.35	8.2	3.86	$13.68	8.2	3.86	$13.68
$15.04 - $22.39	6.1	3.33	$20.87	6.1	3.33	$20.87
$22.88 - $33.00	0.2	3.46	$26.33	0.2	3.46	$26.33
$35.63 - $53.23	26.6	5.73	$47.05	23.6	5.67	$46.31
$53.95 - $75.90	1.7	7.90	$64.79	0.8	6.76	$59.09
$75.99 - $98.80	49.0	8.66	$81.78	14.5	8.08	$83.79
	92.1			53.7

At December 31, 2007, the aggregate intrinsic value of the outstanding options was $1,292 million and the aggregate intrinsic value of the exercisable options was $1,247 million.

Stock Repurchase Program

Under a stock repurchase program approved by our Board of Directors in December 2003 and most recently extended in April 2007, we are authorized to repurchase up to 100 million shares of our Common Stock for an aggregate amount of up to $8.0 billion through June 30, 2008. During 2007, we repurchased approximately 13 million shares at an aggregate cost of $1.0 billion. Since the program’s inception, we have repurchased approximately 75 million shares at a total price of $5.4 billion. We intend to use the repurchased stock to offset dilution caused by the issuance of shares in connection with our employee stock plans and also to maintain RHI’s minimum percentage ownership interest in our stock. See Note 9, “Relationship with Roche Holdings, Inc. and Related Party Transactions,” for further discussion about RHI’s minimum percentage ownership interest in our stock. See also Note 11, “Capital Stock,” for further discussion of our stock repurchase program.

Note 4.	INVESTMENT SECURITIES AND FINANCIAL INSTRUMENTS

Investment Securities

Securities classified as trading and available-for-sale at December 31, 2007 and 2006 are summarized below (in millions). Estimated fair value is based on quoted market prices for these or similar investments.

December 31, 2007	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Total Trading Securities	$984	$30	$(13)	$1,001
Securities available-for-sale:
Equity securities	$42	$389	$(15)	$416
Preferred stock	162	1	(24)	139
Debt securities maturing:
within 1 year	1,171	–	(1)	1,170
between 1-5 years	1,886	15	(11)	1,890
between 5-10 years	521	12	(3)	530
Total securities available-for-sale	$3,782	$417	$(54)	$4,145

December 31, 2006	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Total Trading Securities	$639	$12	$(10)	$641
Securities available-for-sale:
Equity securities	$9	$354	$(3)	$360
Preferred stock	226	8	(3)	231
Debt securities maturing:
within 1 year	1,350	–	(1)	1,349
between 1-5 years	1,491	7	(3)	1,495
between 5-10 years	545	4	(7)	542
Total securities available-for-sale	$3,621	$373	$(17)	$3,977

The gain or loss on derivative instruments designated as fair value hedges, as well as the offsetting loss or gain on the corresponding hedged marketable equity investment, is recognized currently in earnings. As a result, the cost basis of our equity securities in the table above includes adjustments related to gains and losses on fair value hedges.

Unrealized loss positions for which other-than-temporary impairments have not been recognized at December 31, 2007 and 2006 are summarized below (in millions):

	Less Than 12 Months		12 Months or Greater		Total
December 31, 2007	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Equity securities	$19	$(15)	$–	$–	$19	$(15)
Preferred stock	86	(18)	24	(6)	110	(24)
Debt securities	1,004	(12)	182	(3)	1,186	(15)
Total	$1,109	$(45)	$206	$(9)	$1,315	$(54)

	Less Than 12 Months		12 Months or Greater		Total
December 31, 2006	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Equity securities	$9	$(3)	$–	$–	$9	$(3)
Preferred stock	34	(1)	53	(2)	87	(3)
Debt securities	470	(1)	490	(10)	960	(11)
Total	$513	$(5)	$543	$(12)	$1,056	$(17)

Unrealized losses in the preferred stock and debt securities portfolios were related to various securities, including corporate bonds, U.S. government agency bonds, municipal bonds and asset-backed securities, and investment-grade preferred securities. For these securities, the unrealized losses are primarily due to increases in overall interest rates. Because we have the ability and intent to hold these investments until a forecasted recovery of fair value, which may be maturity or call date, we do not consider these investments to be other-than-temporarily impaired as of December 31, 2007. See Note 2, “Summary of Significant Accounting Policies—Investments in Marketable and Nonmarketable Securities,” for further discussion of the criteria used to determine impairment of our equity and fixed income securities.

The carrying amount, which approximates fair value, of all cash, cash equivalents and investment securities held at December 31, 2007 and 2006 (see sections “Cash and Cash Equivalents” and “Investments in Marketable and Nonmarketable Securities” in Note 2, “Summary of Significant Accounting Policies”) is summarized below (in millions):

Security	2007	2006
Cash	$1,706	$495
Cash equivalents	808	755
Total cash and cash equivalents	$2,514	$1,250

Trading securities	$1,001	$641
Securities available-for-sale maturing within one year	321	371
Preferred stock	139	231
Total short-term investments	$1,461	$1,243

Securities available-for-sale maturing after one year	$1,674	$1,472
Equity securities	416	360
Total long-term marketable debt and equity securities	$2,090	$1,832

Cash	$1	$–
Securities available-for-sale maturing within one year	41	223
Securities available-for-sale maturing between 1-10 years	746	565
Total restricted cash and investments	$788	$788

In 2007, proceeds from the sales and maturities of available-for-sale securities totaled $1.1 billion, of which $300 million was reinvested in our trading securities. Gross realized gains totaled $26 million and gross realized losses totaled $8 million. In 2006, proceeds from the sales and maturities of available-for-sale securities totaled $613 million and gross realized gains totaled $61 million. In 2005, proceeds from the sales and maturities of available-for-sale securities totaled $722 million gross realized gains totaled $9 million and gross realized losses totaled $3 million.

Net change in unrealized holding (losses) gains on trading securities included in net income totaled $15 million in 2007, $5 million in 2006, and ($22) million in 2005.

The marketable debt securities that we hold are issued by a diversified selection of corporate and financial institutions with strong credit ratings. Our investment policy limits the amount of credit exposure with any one institution. Other than asset-backed and mortgage-backed securities, these debt securities are generally not collateralized. In 2007, we recorded a $30 million impairment charge to reduce the carrying value of a fixed income investment. In 2006 and 2005, there were no charges for credit impairment on marketable debt securities.

Our nonmarketable investment securities were based on cost less write-downs for impairments, which approximates fair value. Our nonmarketable investment securities were $31 million at December 31, 2007 and $33 million at December 31, 2006, and are classified as “Other long-term assets” on our Consolidated Balance Sheets.

Derivative Financial Instruments

Foreign Currency Instruments

We have an established foreign currency hedging program to protect against currency risks, primarily driven by forecasted foreign currency denominated royalties from licensees’ product sales over a five year period. Other foreign currency exposures include collaboration development expenses. We hedge portions of our forecasted foreign currency revenue with option or forward contracts. When the dollar strengthens significantly against the foreign currencies, the decline in value of future foreign currency revenue or expenses is offset by gains or losses, respectively, in the value of the option or forward contracts designated as hedges. Conversely, when the dollar weakens, the increase in the value of future foreign currency revenue or expenses is offset by losses or gains, respectively, in the value of the forward contracts. In accordance with FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” hedges related to anticipated transactions are designated and documented at the hedge’s inception as cash flow hedges and evaluated for hedge effectiveness at least quarterly.

During the years ended December 31, 2007, 2006, and 2005, we had no material amounts of ineffectiveness with respect to our foreign currency hedging instruments. Gains and losses related to option and forward contracts that hedge future cash flows are classified in the same manner as the underlying hedged transaction in the Consolidated Statements of Income.

At December 31, 2007, net losses on derivative instruments expected to be reclassified from accumulated other comprehensive income to earnings during the next 12 months due to the receipt of the related net revenue denominated in foreign currencies were $18 million.

Interest Rate Swaps

In July 2005, we entered into a series of interest rate swap agreements with a total notional value of $500 million to protect the 4.40% Senior Notes due 2010 against changes in estimated fair value due to changes in U.S. interest rates. In these swaps, we pay a floating rate and receive a fixed rate that matches the coupon rate of the five year Notes due in 2010. See also Note 7, “Debt” below.

Equity Instruments

Our marketable equity securities portfolio consists primarily of investments in biotechnology companies whose risk of market fluctuations is greater than the stock market in general. To manage a portion of this risk, we enter into derivative instruments such as zero-cost collar instruments and equity forward contracts to hedge equity securities against changes in market value. A zero-cost collar is a purchased put option and a written call option on a specific equity security such that the cost of the purchased put and the proceeds of the written call offset each other; therefore, there is no initial cost or cash outflow for these instruments. Our zero-cost collars expired in 2007.

As part of our fair value hedging strategy, we have also entered into equity forward contracts that mature in 2008 through 2009. An equity forward is a derivative instrument in which we pay the counterparty the total return of the security above the current spot price and receive interest income on the notional amount for the term of the equity forward. A forward contract is a derivative instrument in which we lock in the termination price that we receive from the sale of stock based on a pre-determined spot price. The forward contract protects us from a decline in the market value of the security below the spot price and limits our potential benefit from an increase in the market value of the security above the spot price. Throughout the life of the contract, we receive interest income based on the notional amount and a floating-rate index.

During the years ended December 31, 2007, 2006, and 2005, we had no material amounts of ineffectiveness with respect to our equity hedging instruments. Gains and losses related to zero-cost collar instruments that hedge future cash flows are recorded against the gains or losses from the sale of the underlying hedged marketable equity investment in the Consolidated Statements of Income.

As part of our hedging transactions, we have entered, and may in the future enter, into security lending agreements with our counterparties. For an equity forward contract, in exchange for lending the hedged shares to the counterparty, we receive additional interest income throughout the life of the agreement based on the notional amount and a floating-rate index. For an equity collar, the benefit is embedded in the call strike price. The total estimated fair value of the securities lent under these agreements was $161 million at December 31, 2007 and $145 million at December 31, 2006.

Estimated Fair Value

The estimated fair value of the foreign exchange options and forwards was based on the forward exchange rates as of December 31, 2007 and 2006. The estimated fair value of the equity forward contracts and zero-cost collar instruments was determined based on the closing market prices of the underlying securities at each year-end. The estimated fair value of our interest rate swap agreements was based on forward interest rates at each year-end and does not include accrued interest. The table below summarizes the estimated fair value, which is also the carrying value, of our financial instruments at December 31, 2007 and 2006 (in millions):

	2007	2006
Assets:
Foreign exchange options	$–	$1
Equity forwards	24	47
Interest rate swap agreements	6	–
Equity collars	–	4
Liabilities:
Foreign exchange options	14	–
Foreign exchange forward contracts	5	3
Interest rate swap agreements	–	12

The financial instruments that we hold are entered into with a diversified selection of institutions with strong credit ratings, which minimizes the risk of loss due to nonpayment from the counterparty. Credit exposure is limited to the unrealized gains on our contracts. We have not experienced any material losses due to credit impairment of our financial instruments.

Note 5.	CONSOLIDATED FINANCIAL STATEMENT DETAIL

Inventories

Inventories at December 31 are summarized below (in millions):

	2007	2006
Raw materials and supplies	$119	$116
Work-in-process	1,062	818
Finished goods	312	244
Total	$1,493	$1,178

Property, Plant and Equipment

Property, plant and equipment balances at December 31 are summarized below (in millions):

	2007	2006
At cost:
Land	$418	$399
Land improvements	48	38
Buildings	1,914	1,712
Equipment	2,318	1,953
Leasehold improvements	285	146
Construction-in-progress	1,675	1,291
	6,658	5,539
Less: accumulated depreciation and amortization	1,672	1,366
Net property, plant and equipment	$4,986	$4,173

On December 8, 2006, we completed the sale of all of the outstanding capital stock of our wholly owned subsidiary, Genentech España, to Lonza Group, Inc. The assets of Genentech España at the time of the sale consisted of a manufacturing facility located in Porriño, Spain, cash, accounts receivable, and certain liabilities. The net book value of the assets sold were approximately $159 million, resulting in a loss on the sale of approximately $13 million, which has been included in our MG&A expenses in 2006. Our total consideration received from the sale consisted of cash of $11 million; a non-interest bearing, unsecured note; and other receivables, which had a present value of $135 million at the close of the sale. The net assets disposed of consisted of $153 million in property, plant and equipment; $13 million of other assets; and $7 million of other liabilities.

In November 2006, we entered into a series of agreements with Lonza Group Ltd (Lonza), including a supply agreement to purchase product produced by Lonza at their Singapore manufacturing facility, which is currently under construction. For accounting purposes, due to the nature of the supply agreement and our involvement with the construction of the buildings, we are considered to be the owner of the assets during the construction period. As such, during 2007 and 2006, we capitalized $141 million and $20 million, respectively, in construction-in-progress and have also recognized corresponding amounts as a construction financing obligation in “Long-term debt” in the accompanying Consolidated Balance Sheets.

Included in construction-in-progress at December 31, 2007 and 2006 are $542 million and $355 million, respectively, in capitalized costs pursuant to our Master Lease Agreement with Health Care Properties (HCP), formerly Slough SSF, LLC, for the construction of buildings in South San Francisco, California. See Note 8, “Leases, Commitments and Contingencies,” for further discussion of the Slough Master Lease Agreement.

Depreciation expense was $334 million in 2007, $279 million in 2006, and $226 million in 2005.

Other Accrued Liabilities

Other accrued liabilities at December 31 were as follows (in millions):

	2007	2006
Accrued compensation	$450	$385
Accrued royalties	270	224
Accrued clinical and other studies (including to related parties: 2007-$106; 2006-$67)	357	218
Accrued marketing and promotion costs	181	155
Taxes payable	173	258
Accrued collaborations (including to a related party: 2007-$50; 2006-$53)	267	291
Other (including to related parties: 2007-$74; 2006-$16)	352	218
Total other accrued liabilities	$2,050	$1,749

Interest and Other Income (Expense), Net

Interest and other income (expense), net for the years ended December 31 were as follows (in millions):

	2007	2006	2005
Gains on sales of biotechnology equity securities, net	$22	$93	$9
Write-downs of biotechnology debt and equity securities	(20)	(4)	(10)
Interest income	270	230	143
Other miscellaneous income	1	6	–
Total interest and other income (expense), net	$273	$325	$142

Gains on sales of biotechnology equity securities, net in 2006 included approximately $79 million in gains which were recognized upon the acquisition of companies in which we owned equity securities. Investment income in 2007 was offset by a $30 million write-down of a fixed-income investment.

Note 6.	OTHER INTANGIBLE ASSETS

The components of our other intangible assets, including those arising from the Redemption and push-down accounting and our acquisition of Tanox, Inc. at December 31, were as follows (in millions):

		2007			2006
	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed product technology	12 years	$1,974	$1,106	$868	$1,194	$1,003	$191
Core technology	12 years	478	414	64	444	393	51
Trade names	12 years	144	98	46	144	91	53
Patents	12 years	232	94	138	197	78	119
Other intangible assets	10 years	99	47	52	98	36	62
Total		$2,927	$1,759	$1,168	$2,077	$1,601	$476

Amortization expense of our other intangible assets was as follows (in millions):

	2007	2006	2005
Acquisition-related intangible assets amortization	$132	$105	$123
Patents amortization	16	13	11
Other intangible assets amortization	10	10	10
Total amortization expense	$158	$128	$144

The expected future annual amortization expense of our other intangible assets is as follows (in millions):

For the Year Ending December 31,
2008	$198
2009	149
2010	99
2011	97
2012	97
Thereafter	528
Total expected future annual amortization	$1,168

Note 7.	DEBT

Commercial Paper Program

In October 2007, we issued $600 million in unsecured commercial paper notes payable for funding general corporate purposes. These notes are not redeemable prior to maturity or subject to voluntary prepayment, and were issued on a discount basis. The maturities under the program generally vary from overnight to five weeks and cannot exceed 397 days. During the period from issuance to December 31, 2007, the notes were issued with an effective interest yield of 4.62%. At December 31, 2007, outstanding commercial paper notes carried an effective interest yield of 4.46%. Interest expense related to the commercial paper program was $5 million in 2007.

Long-Term Debt

On July 18, 2005, we completed a private placement of the following debt instruments: $500 million principal amount of 4.40% Senior Notes due 2010, $1.0 billion principal amount of 4.75% Senior Notes due 2015 and $500 million principal amount of 5.25% Senior Notes due 2035 (collectively, the Notes). Interest on each series of the Notes is payable on January 15 and July 15 of each year, beginning on January 15, 2006. Net proceeds resulting from issuance of the Notes, after debt discount and issuance costs, were approximately $1.99 billion. The Notes contain certain restrictive covenants on incurring property liens and entering into sale and lease-back transactions, all of which we were in compliance with at December 31, 2007. Interest expense related to the debt issuance, net of amounts capitalized of $41 million in 2007 and $27 million in 2006, was $60 million for 2007 and $72 million for 2006. As of December 31, 2007, the future minimum principal payments under the Notes are as follows (in millions):

2010	$500
2011	–
Thereafter	1,500
Total	$2,000

At December 31, 2007 and 2006, the carrying value of the Notes was $2.0 billion, and the estimated fair value was $1.94 billion and $1.91 billion, respectively. The fair value of debt was estimated based on the then current rates offered to us for debt instruments with the same remaining maturities. In July 2005, we entered into a series of interest rate swap agreements, relating to debt maturing in 2010. See “Derivative Financial Instruments” in Note 4, “Investment Securities and Financial Instruments” for further discussion of the interest rate swaps.

Long-term debt at December 31, 2007 and 2006 included $399 million and $216 million, respectively, in construction in progress financing obligations related to our agreements with HCP and Lonza. See Note 5, “Consolidated Financial Statement Detail,” for further discussion of the Lonza agreements, and Note 8, “Leases, Commitments and Contingencies,” for further discussion of the Slough Master Lease Agreement.

Note 8.	LEASES, COMMITMENTS AND CONTINGENCIES

Leases

We lease various real properties under operating leases that generally require us to pay taxes, insurance, maintenance and minimum lease payments. Some of our leases have options to renew.

In December 2004, we entered into a Master Lease Agreement with Slough SSF, LLC, which was subsequently acquired by HCP, for the lease of property adjacent to our South San Francisco campus. The property is being developed into eight buildings and two parking structures. The lease of the property is taking place in two phases pursuant to separate lease agreements for each building as contemplated by the Master Lease Agreement. Phase I building leases began in 2006 and Phase II building leases began in 2007 and will continue through 2008. For accounting purposes, due to the nature of our involvement with the construction of the buildings subject to the Master Lease Agreement, we are considered to be the owner of the assets, even though the funds to construct the building shell and some infrastructure costs are paid by the lessor. As such, as of December 31, 2007, we have capitalized $283 million of construction costs, including capitalized interest, in property, plant and equipment. In addition, we separately capitalized approximately $259 million of leasehold improvements that we have installed at the property. We have recognized $270 million as a construction financing obligation, which is primarily included in “Long-term debt” in the accompanying Consolidated Balance Sheets. As of December 31, 2006, we had capitalized $205 million of construction costs, including capitalized interest, in property, plant and equipment. In addition, we separately capitalized approximately $150 million of leasehold improvements that we had installed at the property. We have recognized $198 million as a construction financing obligation, which is primarily included in “Long-term debt” in the accompanying Consolidated Balance Sheets. Concurrent with the commencement of the rental period, during the third quarter of 2006, we began repayment of the construction financing obligation. Included in these lease payments is interest expense of $10 million in 2007 and $3 million in 2006. We expect that at the time of completion of the project, our construction asset and related obligation may be as much as $365 million, excluding costs related to leasehold improvements.

Future minimum lease payments under all leases, exclusive of the residual value guarantees and executory costs at December 31, 2007 are as follows (in millions). These minimum lease payments were computed based on interest rates current at that time, which are subject to fluctuations in certain market-based interest rates:

	2008	2009	2010	2011	2012	Thereafter	Total
Operating leases	$26	$26	$26	$24	$20	$66	$188
HCP leases	32	36	37	38	40	341	524
Total	$58	$62	$63	$62	$60	$407	$712

Rental expenses for our operating leases were $37 million in 2007, $33 million in 2006, and $19 million in 2005.

Commitments

In October 2007, we entered into a five-year, $1 billion revolving credit facility with various financial institutions. The credit facility is expected to be used for general corporate and working capital purposes, including providing support for our new $1 billion commercial paper program. As of December 31, 2007, we had no borrowings under the credit facility.

On December 8, 2006, Lonza purchased all of the outstanding shares of Genentech España, our wholly-owned subsidiary, including the FDA-licensed Porriño facility, which is currently dedicated to the production of Avastin. We also entered into a supply agreement with Lonza for the manufacture of certain of our products at Lonza’s facility under construction in Singapore, which is currently expected to receive FDA licensure in 2010. We are committed to funding the pre-commissioning production qualification costs at that facility, and, upon FDA licensure, we are committed to purchasing 100 percent of products successfully manufactured at that facility for a period of three years after commissioning of the facility. The total estimated cost of these pre- and post-commissioning commitments is approximately $440 million, the majority of which will be paid in 2009 through 2012. We also received an exclusive option to purchase the Lonza Singapore facility during the period from 2007 up to one year after FDA licensure for a purchase price of $290 million. Regardless of whether the purchase option is exercised, we will be obligated to make a milestone payment of approximately $70 million if certain performance milestones are met in connection with the construction of the facility. As of December 31, 2007, we have not exercised our option to purchase.

In addition, we entered into a loan agreement with Lonza to advance up to $290 million to Lonza for the construction of the Singapore facility, subject to certain mutually acceptable conditions of securitization, and approximately $9 million for a related land lease option, the majority of which is not expected to be advanced until 2008. If we exercise our option to purchase the facility, any outstanding advances may be offset against the purchase price. If we do not exercise our purchase option, the advances will be offset against supply purchases.

In September 2004, we entered into a non-exclusive, long-term manufacturing agreement for the production of Herceptin bulk product with Wyeth Pharmaceuticals, a division of Wyeth, (Wyeth). Under this agreement, Wyeth will manufacture Herceptin bulk product for us for approximately $251 million through 2009 at their production facility in Andover, Massachusetts. In the third quarter of 2006, the FDA approved the manufacture of Herceptin bulk product at Wyeth’s facility.

Contingencies

We are a party to various legal proceedings, including patent litigation and licensing and contract disputes, and other matters.

On October 4, 2004, we received a subpoena from the U.S. Department of Justice, requesting documents related to the promotion of Rituxan, a prescription treatment now approved for five indications. We are cooperating with the associated investigation, which is both civil and criminal in nature, and through counsel we are having discussions with government representatives about the status of their investigation and Genentech’s views on this matter, including potential resolution of this matter. The government has called, and may continue to call, former and current Genentech employees to appear before a grand jury in connection with this investigation. The outcome of this matter cannot be determined at this time.

We and the City of Hope National Medical Center (COH) are parties to a 1976 agreement related to work conducted by two COH employees, Arthur Riggs and Keiichi Itakura, and patents that resulted from that work, which are referred to as the “Riggs/Itakura Patents.” Since that time, we have entered into license agreements with various companies to manufacture, use, and sell the products covered by the Riggs/Itakura Patents. On August 13, 1999, the COH filed a complaint against us in the Superior Court in Los Angeles County, California, alleging that we owe royalties to the COH in connection with these license agreements, as well as product license agreements that involve the grant of licenses under the Riggs/Itakura Patents. On June 10, 2002, a jury voted to award the COH approximately $300 million in compensatory damages. On June 24, 2002, a jury voted to award the COH an additional $200 million in punitive damages. Such amounts were accrued as an expense in the second quarter of 2002 and are included in the accompanying Consolidated Balance Sheets in “Accrued litigation” at December 31, 2007 and 2006. We filed a notice of appeal of the verdict and damages awards with the California Court of Appeal. On October 21, 2004, the California Court of Appeal affirmed the verdict and damages awards in all respects. On November 22, 2004, the California Court of Appeal modified its opinion without changing the verdict and denied Genentech’s request for rehearing. On November 24, 2004, we filed a petition seeking review by the California Supreme Court. On February 2, 2005, the California Supreme Court granted that petition. The California Supreme Court heard our appeal on this matter on February 5, 2008 and we expect a ruling within 90 days of the hearing date. The amount of cash paid, if any, or the timing of such payment in connection with the COH matter will depend on the outcome of the California Supreme Court’s review of the matter.

We recorded accrued interest and bond costs related to the COH trial judgment of $54 million in both 2007 and 2006. In conjunction with the COH judgment, we posted a surety bond and were required to pledge cash and investments of $788 million at December 31, 2007 and 2006 to secure the bond. These amounts are reflected in “Restricted cash and investments” in the accompanying Consolidated Balance Sheets. We expect that we will continue to incur interest charges on the judgment and service fees on the surety bond each quarter through the process of appealing the COH trial results. Included within current liabilities in “Accrued litigation” in the accompanying Consolidated Balance Sheet at December 31, 2007 is $776 million, which represents our estimate of the costs for the current resolution of the COH matter.

On April 11, 2003, MedImmune, Inc. filed a lawsuit against Genentech, COH, and Celltech R & D Ltd. in the U.S. District Court for the Central District of California (Los Angeles). The lawsuit relates to U.S. Patent No. 6,331,415 (the Cabilly patent) that we co-own with COH and under which MedImmune and other companies have been licensed and are paying royalties to us. The lawsuit includes claims for violation of antitrust, patent, and unfair competition laws. MedImmune is seeking a ruling that the Cabilly patent is invalid and/or unenforceable, a determination that MedImmune does not owe royalties under the Cabilly patent on sales of its Synagis® antibody product, an injunction to prevent us from enforcing the Cabilly patent, an award of actual and exemplary damages, and other relief. On January 14, 2004 (amending a December 23, 2003 order), the U.S. District Court granted summary judgment in our favor on all of MedImmune’s antitrust and unfair competition claims. On April 23, 2004, the District Court granted our motion to dismiss all remaining claims in the case. On October 18, 2005, the U.S. Court of Appeals for the Federal Circuit affirmed the judgment of the District Court in all respects. MedImmune filed a petition for certiorari with the U.S. Supreme Court on November 10, 2005, seeking review of the decision to dismiss certain of its claims. The Supreme Court granted MedImmune’s petition, and the oral argument of this case before the Supreme Court occurred on October 4, 2006. On January 9, 2007, the Supreme Court issued a decision reversing the Federal Circuit’s decision and remanding the case to the lower courts for further proceedings in connection with the patent and contract claims. On August 16, 2007, the U.S. District Court entered a Claim Construction Order defining several terms used in the Cabilly patent. On October 29, 2007, MedImmune filed a motion for partial summary judgment of non-infringement, and in connection with that motion MedImmune conceded that its Synagis product infringes claim 33 of the Cabilly patent. Genentech responded to this motion in part by granting MedImmune, with respect to the Synagis product only, a covenant not to sue for infringement under any claim of the Cabilly patent other than claim 33. Discovery and motion practice are ongoing and the trial of this matter has been scheduled for June 23, 2008. The outcome of this matter cannot be determined at this time.

On May 13, 2005, a request was filed by a third party for reexamination of the Cabilly patent. The request sought reexamination on the basis of non-statutory double patenting over U.S. Patent No. 4,816,567. On July 7, 2005, the U.S. Patent and Trademark Office (Patent Office) ordered reexamination of the Cabilly patent. On September 13, 2005, the Patent Office mailed an initial non-final Patent Office action rejecting the claims of the Cabilly patent. We filed our response to the Patent Office action on November 25, 2005. On December 23, 2005, a second request for reexamination of the Cabilly patent was filed by another third party, and on January 23, 2006, the Patent Office granted that request. On June 6, 2006, the two reexaminations were merged into one proceeding. On August 16, 2006, the Patent Office mailed a non-final Patent Office action in the merged proceeding, rejecting the claims of the Cabilly patent based on issues raised in the two reexamination requests. We filed our response to the Patent Office action on October 30, 2006. On February 16, 2007, the Patent Office mailed a final Patent Office action rejecting all 36 claims of the Cabilly patent. We responded to the final Patent Office action on May 21, 2007 and requested continued reexamination. On May 31, 2007, the Patent Office granted the request for continued reexamination, and in doing so withdrew the finality of the February 2007 Patent Office action and agreed to treat our May 21, 2007 filing as a response to a first Patent Office action. On February 25, 2008, we received notification from the Patent Office that a final Office action rejecting claims of the Cabilly patent has been issued and mailed. We intend to file a response to the final Office action and, if necessary, appeal the rejection. The Cabilly patent, which expires in 2018, relates to methods that we and others use to make certain antibodies or antibody fragments, as well as cells and DNA used in these methods. We have licensed the Cabilly patent to other companies and derive significant royalties from those licenses. The claims of the Cabilly patent remain valid and enforceable throughout the reexamination and appeals processes. Because the above-described proceeding is ongoing, the outcome of this matter cannot be determined at this time.

In 2006, we made development decisions involving our humanized anti-CD20 program, and our collaborator, Biogen Idec, disagreed with certain of our development decisions related to humanized anti-CD20 products. Under our 2003 collaboration agreement with Biogen Idec, we believe that we are permitted under the agreement to proceed with further trials of certain humanized anti-CD20 antibodies, and Biogen Idec disagreed with our position. The disputed issues have been submitted to arbitration. In the arbitration, Biogen Idec filed motions for a preliminary injunction and summary judgment seeking to stop us from proceeding with certain development activities, including planned clinical trials. On April 20, 2007, the arbitration panel denied both Biogen Idec’s motion for a preliminary injunction and Biogen Idec’s motion for summary judgment. Resolution of the arbitration could require that both parties agree to certain development decisions before moving forward with humanized anti-CD20 antibody clinical trials, and possibly clinical trials of other collaboration products, including Rituxan, in which case we may have to alter or cancel planned trials in order to obtain Biogen Idec’s approval. The hearing of this matter is scheduled to begin in June 2008. We expect a final decision within six months of the hearing, unless the parties are able to resolve the matter earlier through settlement discussions or otherwise. The outcome of this matter cannot be determined at this time.

On June 28, 2003, Mr. Ubaldo Bao Martinez filed a lawsuit against Porriño Town Council and Genentech España S.L. in the Contentious Administrative Court Number One of Pontevedra, Spain. The lawsuit challenges the Town Council's decision to grant licenses to Genentech España S.L. for the construction and operation of a warehouse and biopharmaceutical manufacturing facility in Porriño, Spain. On January 21, 2008 the Administrative Court ruled in favor of Mr. Bao on one of the claims in the lawsuit and ordered the closing and demolition of the facility, subject to certain further legal proceedings. On February 12, 2008, we and the Town Council filed appeals of the Administrative Court decision at the High Court in Galicia, Spain. In addition, we are evaluating with legal counsel in Spain whether there may be other administrative remedies available to overcome the Administrative Court’s ruling. We sold the assets of Genentech España S.L., including the Porriño facility, to Lonza Group Ltd. (Lonza) in December 2006, and Lonza has operated the facility since that time. Under the terms of that sale, we retained control of the defense of this lawsuit and agreed to indemnify Lonza against certain contractually defined liabilities up to a specified limit, which is currently estimated to be approximately $100 million. The outcome of this matter, and our indemnification obligation to Lonza, if any, cannot be determined at this time.

Note 9.	RELATIONSHIP WITH ROCHE HOLDINGS, INC. AND RELATED PARTY TRANSACTIONS

Licensing Agreements

We have a July 1999 amended and restated licensing and marketing agreement with Roche and its affiliates granting an option to license, use, and sell our products in non-U.S. markets. The major provisions of that agreement include the following:

•	Roche’s option expires in 2015;

•
Roche may exercise its option to license our products upon the occurrence of any of the following: (1) upon the filing of an Investigational New Drug Application (IND) for a product, (2) completion of the first Phase II trial for a product or (3) completion of a Phase III trial for that product, if Roche previously paid us a fee of $10 million to extend its option on a product;

•
If Roche exercises its option to license a product, it has agreed to reimburse Genentech for development costs as follows: (1) If exercise occurs upon the filing of an IND, Roche will pay 50% of development costs incurred prior to the filing and 50% of development costs subsequently incurred; (2) If exercise occurs at the completion of the first Phase II trial, Roche will pay 50% of development costs incurred through completion of the trial, 75% of development costs subsequently incurred for the initial indication, and 50% of subsequent development costs for new indications, formulations or dosing schedules; (3) If the exercise occurs at the completion of a Phase III trial, Roche will pay 50% of development costs incurred through completion of Phase II, 75% of development costs incurred through completion of Phase III, and 75% of development costs subsequently incurred; and $5 million of the option extension fee paid by Roche to preserve its right to exercise its option at the completion of a Phase III trial will be credited against the total development costs payable to Genentech upon the exercise of the option; and (4) Each of Genentech and Roche have the right to “opt-out” of developing an additional indication for a product for which Roche exercised its option, and would not share the costs or benefits of the additional indication, but could “opt-back-in” within 30 days of decision to file for approval of the indication by paying twice what they would have owed for development of the indication if they had not opted out;

•
We agreed, in general, to manufacture for and supply to Roche its clinical requirements of our products at cost, and its commercial requirements at cost plus a margin of 20%; however, Roche will have the right to manufacture our products under certain circumstances;

•
Roche has agreed to pay, for each product for which Roche exercises its option upon the filing of an IND or completion of the first Phase II trial, a royalty of 12.5% on the first $100 million on its aggregate sales of that product and thereafter a royalty of 15% on its aggregate sales of that product in excess of $100 million until the later in each country of the expiration of our last relevant patent or 25 years from the first commercial introduction of that product;

•
Roche will pay, for each product for which Roche exercises its option after completion of a Phase III trial, a royalty of 15% on its sales of that product until the later in each country of the expiration of our last relevant patent or 25 years from the first commercial introduction of that product; however, $5 million of any option extension fee paid by Roche will be credited against royalties payable to us in the first calendar year of sales by Roche in which aggregate sales of that product exceed $100 million; and

•
For certain products for which Genentech is paying a royalty to Biogen Idec, including Rituxan, Roche shall pay Genentech a royalty of 20% on sales of such product. Once Genentech is no longer obligated to pay a royalty to Biogen Idec on sales of such products, Roche shall then pay Genentech a royalty on sales of 10% on the first $75 million on its aggregate sales of that product and thereafter a royalty of 8% on its aggregate sales of that product in excess of $75 million until the later in each country of the expiration of our last relevant patent or 25 years from the first commercial introduction of that product.

We have further amended this licensing and marketing agreement with Roche to delete or add certain Genentech products under Roche’s commercialization and marketing rights for Canada.

In addition, we have a July 1998 licensing and marketing agreement related to anti-HER2 antibodies (including Herceptin and pertuzumab) with Roche, providing them with exclusive marketing rights outside of the U.S. Under the agreement, Roche funds one-half of the global development costs incurred in connection with developing anti-HER2 antibody products under the agreement. Either Genentech or Roche has the right to “opt-out” of developing an additional indication for a product and would not share the costs or benefits of the additional indication, but could “opt-back-in” within 30 days of decision to file for approval of the indication by paying twice what would have been owed for development of the indication if no opt-out had occurred. Roche has also agreed to make royalty payments of 20% on aggregate net product sales outside the U.S. up to $500 million in each calendar year and 22.5% on such sales in excess of $500 million in each calendar year. In December 2007, Roche opted-in to our trastuzumab drug conjugate products under terms similar to those of the existing anti-HER2 agreement.

Research Collaboration Agreement

In April 2004, we entered into a research collaboration agreement with Roche that outlines the process by which Roche and Genentech may agree to conduct and share in the costs of joint research on certain molecules. The agreement further outlines how development and commercialization efforts will be coordinated with respect to select molecules, including the financial provisions for a number of different development and commercialization scenarios undertaken by either or both parties.

Tax Sharing Agreement

We have a tax sharing agreement with RHI. If we and RHI elect to file a combined state and local tax return in certain states where we may be eligible, our tax liability or refund with RHI for such jurisdictions will be calculated on a stand-alone basis.

Roche Holdings, Inc.’s Ability to Maintain Percentage Ownership Interest in Our Stock

We issue shares of Common Stock in connection with our stock option and stock purchase plans, and we may issue additional shares for other purposes. Our affiliation agreement with RHI provides, among other things, that with respect to any issuance of our Common Stock in the future, we will repurchase a sufficient number of shares so that immediately after such issuance, the percentage of our Common Stock owned by RHI will be no lower than 2% below the “Minimum Percentage” (subject to certain conditions). The Minimum Percentage equals the lowest number of shares of Genentech Common Stock owned by RHI since the July 1999 offering (to be adjusted in the future for dispositions of shares of Genentech Common Stock by RHI as well as for stock splits or stock combinations) divided by 1,018,388,704 (to be adjusted in the future for stock splits or stock combinations), which is the number of shares of Genentech Common Stock outstanding at the time of the July 1999 offering, as adjusted for stock splits. We have repurchased shares of our Common Stock since 2001 (see discussion above in “Liquidity and Capital Resources”). The affiliation agreement also provides that, upon RHI’s request, we will repurchase shares of our Common Stock to increase RHI’s ownership to the Minimum Percentage. In addition, RHI will have a continuing option to buy stock from us at prevailing market prices to maintain its percentage ownership interest. Under the terms of the affiliation agreement, RHI’s Minimum Percentage is 57.7% and RHI’s ownership percentage is to be no lower than 55.7%. At December 31, 2007, RHI’s ownership percentage was 55.8%.

Related Party Transactions

We enter into transactions with our related parties, Roche and Novartis. The accounting policies that we apply to our transactions with our related parties are consistent with those applied in transactions with independent third parties, and all related party agreements are negotiated on an arm’s-length basis.

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

Roche

We signed two new product supply agreements with Roche in July 2006, each of which was amended in November 2007. The Umbrella Manufacturing Supply Agreement (Umbrella Agreement) supersedes our existing product supply agreements with Roche. The Short-Term Supply Agreement (Short-Term Agreement) supplements the terms of the Umbrella Agreement. Under the Short-Term Agreement, Roche has agreed to purchase specified amounts of Herceptin, Avastin and Rituxan through 2008. Under the Umbrella Agreement, Roche has agreed to purchase specified amounts of Herceptin and Avastin through 2012 and, on a perpetual basis, either party may order other collaboration products from the other party, including Herceptin and Avastin after 2012, pursuant to certain forecast terms. The Umbrella Agreement also provides that either party may terminate its obligation to purchase and/or supply Avastin and/or Herceptin with six years notice on or after December 31, 2007. To date, we have not received such notice of termination from Roche.

In December 2007, Roche opted-in to our trastuzumab drug conjugate products under terms similar to those of the existing anti-HER2 agreement. As part of the opt-in, Roche paid us $113 million and will pay 50% of subsequent development costs related to the trastuzumab drug conjugate products. We recognized the payment received from Roche as deferred revenue, which will be recognized over the expected development period.

We currently have no active profit sharing arrangements with Roche.

Under our existing arrangements with Roche, including our licensing and marketing agreement, we recognized the following amounts (in millions):

	2007	2006	2005
Product sales to Roche	$768	$359	$177

Royalties earned from Roche	$1,206	$846	$500

Contract revenue from Roche	$95	$125	$65

Cost of sales on product sales to Roche	$422	$268	$154

R&D expenses incurred on joint development projects with Roche	$259	$213	$144

Certain R&D expenses are partially reimbursable to us by Roche. In addition, R&D expenses may include the net settlement of amounts that we owed to Roche for R&D expenses that Roche incurred on joint development projects, less amounts reimbursable to us by Roche on these projects.

Novartis

Based on information available to us at the time of filing this Form 10-K, we believe that the Novartis Group holds approximately 33.3% of the outstanding voting shares of Roche. As a result of this ownership, the Novartis Group is deemed to have an indirect beneficial ownership interest under FAS 57, “Related Party Disclosures,” of more than 10% of our voting stock.

We have an agreement with Novartis Pharma AG (a wholly-owned subsidiary of Novartis AG) under which Novartis Pharma AG has the exclusive right to develop and market Lucentis outside of the U.S. for indications related to diseases or disorders of the eye. As part of this agreement, the parties will share the cost of certain of our ongoing development expenses for Lucentis.

We, along with Novartis, are co-developing and are co-promoting Xolair in the U.S. We record all sales, COS, and marketing and sales expenses in the U.S., and Novartis markets the product in and records all sales, COS, and marketing and sales expenses in Europe. We and Novartis share the resulting U.S. and European operating profits according to prescribed profit sharing percentages, and our U.S. and European profit sharing expenses are recorded as collaboration profit sharing expense. Effective with our acquisition of Tanox, Inc. on August 2, 2007, Novartis also makes additional profit sharing payments to us on U.S. sales of Xolair, royalty payments to us on sales of Xolair worldwide, and pays us a manufacturing fee related to Xolair.

Under our existing arrangements with Novartis, we recognized the following amounts (in millions):

	2007	2006	2005
Product sales to Novartis	$10	$5	$7

Royalties earned from Novartis	$95	$3	$1

Contract revenue from Novartis	$70	$40	$50

Cost of sales on product sales to Novartis	$10	$4	$17

R&D expenses incurred on joint development projects with Novartis	$43	$38	$39

Collaboration profit sharing expense to Novartis	$185	$187	$136

Contract revenue 2007 included a $30 million milestone payment from Novartis for European Union approval of Lucentis for the treatment of neovascular (wet) age-related macular degeneration.

Certain R&D expenses are partially reimbursable to us by Novartis. In addition, R&D expenses may include the net settlement of amounts that we owed to Novartis for R&D expenses that Novartis incurred on joint development projects, less amounts reimbursable to us by Novartis on these projects.

See Note 10, “Acquisition of Tanox, Inc.,” in Part II, Item 8 of this Form 10-K for information on Novartis’ share of the proceeds resulting from our acquisition of Tanox.

Note 10.	ACQUISITION OF TANOX, INC.

On August 2, 2007, we completed our acquisition of 100% of the outstanding shares of Tanox, Inc., a biotechnology company specializing in the discovery and development of biotherapeutics based on monoclonal antibody technology, for $925 million in cash, plus $8 million in transaction costs. The purchase price allocation is as follows; however, we may record adjustments to goodwill resulting from our acquisition of Tanox for the resolution of our restructuring activities related to the sublease of our San Diego facility.

(In millions)
Assets
Cash	$100
Investments	102
Working capital and other, net	54
In-process research and development (IPR&D)	77
Developed product technology	780
Core technology	34
Goodwill	261
Deferred revenue	(185)
Deferred tax liability, net	(217)
Total acquisition consideration and gain	$1,006

Consideration and Gain
Consideration	$925
Transaction costs	8
Gain on settlement of preexisting relationship, net of tax	73
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

In connection with our acquisition of Tanox, we terminated certain officers and employees of Tanox. The total amount of the severance packages offered to these officers and employees was approximately $4 million. Tanox also leased a plant in San Diego, California that has been certified by the FDA for clinical use. Our current estimate of the present value of the future lease payments we owe, less the expected sublease income if we are able to sublease the facility, is approximately $5 million. The restructuring programs are substantially complete, with the exception of the San Diego plant, for which we are actively pursuing a sublease arrangement.

We recorded a $77 million charge for IPR&D. This charge primarily represents acquired R&D for label extensions for Xolair that have not yet been approved by the FDA and require significant further development.

Under FAS 141, acquired identifiable intangible assets are measured and recognized apart from goodwill, even if it would not be practical to sell or exchange the acquired intangible assets and any related license agreements apart from one another. In our accounting for our acquisition of Tanox’s developed product technology and core technology in accordance with FAS 142, the fair value assigned to those intangible assets was based on valuations using a present value technique referred to as the income approach, with estimates and assumptions determined by management, including valuing Tanox’s intellectual property and rights thereon at assumed current fair values, which, for developed product technology, were in excess of existing contractual rates. The developed product technology that we valued relates to intellectual property and rights thereon primarily related to the Xolair molecule. The core technology asset that we valued represents the value of Tanox’s intellectual property and rights thereon expected to be leveraged in the design and development of future products and indications. The developed product technology and core technology, which totaled $814 million, are being amortized over 12 years. The excess of purchase price over tangible assets, identifiable intangible assets, and assumed liabilities represents goodwill.

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

Under EITF Issue No. 04-1, “Accounting for Preexisting Relationships between the Parties to a Business Combination” (EITF 04-1), a business combination between parties with a preexisting relationship should be evaluated to determine if a settlement of a preexisting relationship exists. The acquisition of Tanox is considered to include the settlement of our 1996 license of certain intellectual property and rights thereon from Tanox. We measured the amount that the preexisting license arrangement is favorable, from our perspective, by comparing it to estimated pricing for current market transactions for intellectual property rights similar to Tanox’s intellectual property rights related to Xolair. In connection with the settlement of this license arrangement, we recorded a gain of $121 million, or $73 million net of tax, in accordance with EITF 04-1.

On August 2, 2007, we understand that Novartis owned approximately 14% of the outstanding shares of Tanox, representing approximately $127 million of the total cash paid to acquire the outstanding shares of Tanox.

Assuming that the Tanox acquisition was consummated as of January 1, 2006, pro forma consolidated financial results of the company for the year ended December 31, 2007 and 2006 would not have been materially different from the amounts reported.

Note 11.	CAPITAL STOCK

Common Stock and Special Common Stock

On June 30, 1999, we redeemed all of our outstanding Special Common Stock held by stockholders other than RHI. Subsequently, in July and October 1999, and March 2000, RHI consummated public offerings of our Common Stock. On January 19, 2000, RHI completed an offering of zero-coupon notes that were exchanged prior to the April 5, 2004 expiration for an aggregate of approximately 26 million shares of our Common Stock held by RHI. See Note 1, “Description of Business—Redemption of Our Special Common Stock” and Note 9, “Relationship with Roche Holdings, Inc. and Related Party Transactions,” above for a discussion of the Redemption and the related transactions.

Stock Repurchase Program

Under a stock repurchase program approved by our Board of Directors in December 2003 and most recently extended in April 2007, we are authorized to repurchase up to 100 million shares of our Common Stock for an aggregate price of up to $8.0 billion through June 30, 2008. In this program, as in previous stock repurchase programs, purchases may be made in the open market or in privately negotiated transactions from time to time at management’s discretion. We also may engage in transactions in other Genentech securities in conjunction with the repurchase program, including certain derivative securities, although as of December 31, 2007, we have not engaged in any such transactions. We intend to use the repurchased stock to offset dilution caused by the issuance of shares in connection with our employee stock plans. Although there are currently no specific plans for the shares that may be purchased under the program, our goals for the program are (i) to address provisions of our affiliation agreement with RHI related to maintaining RHI’s minimum ownership percentage (see Note 9, “Relationship with Roche Holdings, Inc. and Related Party Transactions” above), (ii) to make prudent investments of our cash resources, and (iii) to allow for an effective mechanism to provide stock for our employee stock plans.

We enter into Rule 10b5-1 trading plans to repurchase shares in the open market during those periods when trading in our stock is restricted under our insider trading policy. The most recent trading plans, which are effective through April 11, 2008, cover approximately 4.25 million shares.

In November 2007, we entered into a prepaid share repurchase arrangement with an investment bank pursuant to which we delivered $300 million to the investment bank. The investment bank is obligated to deliver to us not less than three million shares of our Common Stock, subject to certain exceptions, based on a pre-determined formula. Pursuant to the arrangement, the investment bank is obligated to deliver the shares to us by March 26, 2008, subject to an extension based on certain extraordinary events. The prepaid amount has been reflected as a reduction of our stockholders’ equity as of December 31, 2007. There was no effect on EPS for the year ended December 31, 2007 as a result of entering into this arrangement.

Note 12.	INCOME TAXES

The income tax provision consisted of the following amounts (in millions):

	2007	2006	2005
Current:
Federal	$1,729	$1,306	$723
State	162	96	121
Total current	1,891	1,402	844
Deferred:
Federal	(251)	(155)	(85)
State	17	43	(25)
Total deferred	(234)	(112)	(110)
Total income tax provision	$1,657	$1,290	$734

Tax benefits of $177 million in 2007, $179 million in 2006, and $642 million in 2005 related to employee stock options and stock purchase plans. These amounts reduced current income taxes payable and deferred income taxes and were credited to stockholders’ equity.

A reconciliation between our effective tax rate and the U.S. statutory tax rate follows:

	2007	2006	2005
Tax at U.S. statutory rate	35.0%	35.0%	35.0%
Research and other credits	(2.1)	(2.3)	(1.5)
In-process research and development	0.6	–	–
Prior years’ items	–	0.9	(0.7)
Export sales benefit	–	(0.3)	(0.4)
State taxes	4.8	5.0	5.0
Deduction for qualified production activities	(1.2)	(0.7)	(0.8)
Tax-exempt investment income	(0.2)	(0.2)	(0.3)
Other	0.5	0.5	0.2
Effective tax rate	37.4%	37.9%	36.5%

Prior years’ items in 2006 related to a decrease in research credits resulting from new income tax regulations issued by the U.S. Department of Treasury in 2006. Prior years’ items in 2005 included a $39 million benefit for increased research credits resulting from new Temporary Regulations issued by the U.S. Department of Treasury during 2005, partially offset by other changes in estimates of prior years’ research credits.

The components of deferred taxes consisted of the following at December 31 (in millions):

	2007	2006
Deferred tax liabilities:
Depreciation	$(147)	$(156)
Unrealized gain on securities available-for-sale	(136)	(144)
Intangibles - Roche transaction	(75)	(118)
Other intangible assets	(258)	(48)
Other	(14)	(46)
Total deferred tax liabilities	(630)	(512)
Deferred tax assets:
Capitalized R&D costs	11	14
Employee stock-based compensation costs	217	102
Expenses not currently deductible	598	492
Deferred revenue	125	101
Investment basis difference	204	203
State credit carryforwards	–	56
Other	5	5
Total deferred tax assets	1,160	973
Total net deferred tax assets	$530	$461

Net operating loss carryforwards related to the Tanox acquisition of $107 million expire in the years 2020 through 2026.

We file income tax returns in the U.S. federal jurisdiction and various state and local and foreign jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state and local, or foreign income tax examinations by tax authorities for the years before 2002. The Internal Revenue Service (IRS) is currently examining our U.S. income tax returns for 2002 through 2004. As of December 31, 2007, the IRS has not proposed any adjustments. We believe it is reasonably possible that during 2008, the unrecognized tax benefits related to R&D credits could decrease (by payment, release, or a combination of both) by as much as $47 million. We are also currently under examination by several state jurisdictions and one foreign jurisdiction. As of December 31, 2007, no material adjustments have been proposed. We believe that we have adequately provided for any reasonably foreseeable outcomes related to our tax audits and that any settlements will not have material adverse effects on our consolidated financial position or results of operations. However, there can be no assurances as to possible outcomes.

We adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, we reclassified $147 million of unrecognized tax benefits from current liabilities to long-term liabilities as of December 31, 2006 in the accompanying Consolidated Balance Sheets. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in millions):

Balance at January 1, 2007	$147
Additions based on tax positions related to the current year	1
Additions for tax positions of prior years	5
Balance at December 31, 2007	$153

Of the $153 million total, $127 million represents the amount of unrecognized tax benefits that, if recognized, would favorably affect our effective income tax rate in a future period. We accrue tax-related interest and penalties and include such expenses with income tax expense in the Consolidated Statements of Income. We recognized approximately $8 million in tax-related interest expense during 2007, and had approximately $18 million of tax-related interest accrued at December 31, 2007. Interest amounts are net of tax benefit. No penalties have been accrued.

Note 13.	SEGMENT, SIGNIFICANT CUSTOMER AND GEOGRAPHIC INFORMATION

Our chief operating decision-makers (CODMs) comprise our executive management with the oversight of our Board of Directors. Our CODMs review our operating results and operating plans, and make resource allocation decisions on a company-wide or aggregate basis. Accordingly, we operate as one segment.

Information about our product sales, major customers, and material foreign sources of revenue is as follows (in millions):

Product Sales	2007	2006	2005
Net U.S. Product Sales
Avastin	$2,296	$1,746	$1,133
Rituxan	2,285	2,071	1,832
Herceptin	1,287	1,234	747
Lucentis	815	380	–
Xolair	472	425	320
Tarceva	417	402	275
Nutropin products	371	378	370
Thrombolytics	268	243	218
Pulmozyme	223	199	186
Raptiva	107	90	79
Total U.S. product sales	8,540	7,169	5,162

Net Product Sales to Collaborators
Avastin	$157	$107	$50
Rituxan	230	181	158
Herceptin	417	96	17
Lucentis	10	1	–
Xolair	–	4	7
Nutropin products	12	8	5
Thrombolytics	20	16	8
Pulmozyme	43	45	35
Raptiva	12	14	15
Enbrel®	–	–	31
Total product sales to collaborators	903	471	326
Total product sales	$9,443	$7,640	$5,488
________________________
The totals shown above may not appear to sum due to rounding.

Three of our major customers—AmerisourceBergen, Corp., Cardinal Health, Inc. and McKesson Corp.—each contributed 10% or more of our U.S. product sales in each of the last three years. AmerisourceBergen Corp., a national wholesale distributor of all of our major products lines, represented 55% in 2007, 50% in 2006, and 36% in 2005 of our total net U.S. product sales. Cardinal Health, Inc., a national wholesale distributor of all our major product lines, represented 13% in 2007, 18% in 2006, and 23% in 2005 of our total net U.S. product sales. McKesson Corp., a national wholesale distributor of all of our major product lines, represented 17% in 2007 and 2006 and 23% in 2005 of our total net U.S. product sales. The combined net accounts receivable balance for our three major customers was $773 million as of December 31, 2007, $778 million as of December 31, 2006, and $478 million as of December 31, 2005.

We currently sell primarily to distributors and healthcare companies throughout the U.S. under an extension of trade credit terms based on an assessment of each customers’ financial condition. Trade credit terms are generally offered without collateral and may include a discount for prompt payment for specific customers. To manage our credit exposure, we perform ongoing evaluations of our customers’ financial condition and also participate in third party contracts to reduce the risk of financial loss. In 2007, 2006, and 2005, we did not record any material additions to, or losses against, our allowance for bad debts.

Net foreign revenue, consisting of sales to collaborators, royalty revenue, and contract revenue, were as follows (in millions):

	2007	2006	2005
Switzerland	$983	$561	$320
Other foreign countries	1,327	885	552
Total net foreign revenue	$2,310	$1,446	$872

Net property, plant and equipment by country was as follows (in millions):

	2007	2006	2005
United States	$4,753	$4,153	$3,349
Singapore	233	20	–
Total property, plant, and equipment, net	$4,986	$4,173	$3,349

QUARTERLY FINANCIAL DATA (unaudited)
(in millions, except per share amounts)

	2007 Quarter Ended(2)
	December 31	September 30	June 30	March 31
Total operating revenue	$2,970	$2,908	$3,004	$2,843
Product sales	2,349	2,321	2,443	2,329
Gross margin from product sales	2,005	1,915	2,014	1,937
Net income(1)	632	685	747	706
Earnings per share:
Basic	0.60	0.65	0.71	0.67
Diluted	0.59	0.64	0.70	0.66

	2006 Quarter Ended(2)
	December 31	September 30	June 30	March 31
Total operating revenue	$2,714	$2,384	$2,199	$1,986
Product sales	2,244	1,941	1,810	1,644
Gross margin from product sales	1,906	1,644	1,526	1,382
Net income(1)	594	568	531	421
Earnings per share:
Basic	0.56	0.54	0.50	0.40
Diluted	0.55	0.53	0.49	0.39

________________________
(1)	Net income in 2007 and 2006 includes $260 million and $182 million, net of tax, respectively, in employee stock-based compensation expense related to our adoption of FAS 123R on January 1, 2006.
(2)	The 2007 and 2006 amounts were computed independently for each quarter, and the sum of the quarters may not total the annual amounts.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

Item 9A.	CONTROLS AND PROCEDURES

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

(b)  Management’s Annual Report on Internal Control Over Financial Reporting:  The Company’s management is responsible for establishing and maintaining adequate internal control over the Company’s financial reporting. Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on the assessment using those criteria, management concluded that, as of December 31, 2007, our internal control over financial reporting was effective. The Company’s independent registered public accountants, Ernst & Young LLP, audited the consolidated financial statements included in this Annual Report on Form 10-K and have issued an audit report on the Company’s internal control over financial reporting. The report on the audit of internal control over financial reporting appears below.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Genentech, Inc.

We have audited Genentech, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Genentech, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Genentech, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Genentech, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2007 and our report dated February 5, 2008 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Palo Alto, California
February 5, 2008

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

(a) The sections labeled “Nominees for Directors,” “Board Committees and Meetings,” “Audit Committee Matters,” “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” of our Proxy Statement in connection with the 2008 Annual Meeting of Stockholders are incorporated herein by reference.

(b) Information concerning our Executive Officers is set forth in Part I of this Form 10-K.

Item 11.	EXECUTIVE COMPENSATION

The sections labeled “Director Compensation for 2007,” “Compensation, Discussion and Analysis,” “Compensation of Named Executive Officers,” “Summary Compensation Table for 2007,” “Grants of Plan Based Awards in 2007,” “Outstanding Equity Awards at Fiscal 2007 Year End,” “ Option Exercises and Stock Vested in 2007,” “Non-Qualified Deferred Compensation for 2007” and “Compensation Committee Interlocks and Insider Participation” of our Proxy Statement in connection with the 2008 Annual Meeting of Stockholders are incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The sections labeled “Relationship with Roche,” “Equity Compensation Plans” and “Beneficial Ownership of Principal Stockholders, Directors and Management” of our Proxy Statement in connection with the 2008 Annual Meeting of Stockholders are incorporated herein by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The sections labeled “Relationship with Roche,” “Certain Relationships and Related Persons Transactions” and “Director Independence” of our Proxy Statement in connection with the 2008 Annual Meeting of Stockholders is incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The section labeled “Audit Committee Matters” and “Principal Accounting Fees and Services” of our Proxy Statement in connection with the 2008 Annual Meeting of Stockholders is incorporated herein by reference.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)  The following documents are included as part of this Annual Report on Form 10-K.

1. Index to Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Income for the years ended December 31, 2007, 2006, and 2005

Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006, and 2005

Consolidated Balance Sheets at December 31, 2007 and 2006

Consolidated Statements of Stockholders’ Equity for the year ended December 31, 2007, 2006, and 2005

Notes to Consolidated Financial Statements

Quarterly Financial Data (unaudited)

2. Financial Statement Schedule

The following schedule is filed as part of this Form 10-K:

Schedule II- Valuation and Qualifying Accounts for the years ended December 31, 2007, 2006, and 2005.

All other schedules are omitted as the information required is inapplicable or the information is presented in the consolidated financial statements or the related notes.

3. Exhibits

The documents set forth below are filed herewith or incorporated by reference to the location indicated.

Exhibit No.	Description	Location
3.1	Amended and Restated Certificate of Incorporation	Filed as an exhibit to our Current Report on Form 8-K filed with the U. S. Securities and Exchange Commission (Commission) on July 28, 1999 and incorporated herein by reference.
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2000 filed with the Commission and incorporated herein by reference.
3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 filed with the Commission and incorporated herein by reference.
3.4	Certificate of Third Amendment of Amended and Restated Certificate of Incorporation	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 filed with the Commission and incorporated herein by reference.
3.5	Bylaws	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Commission and incorporated herein by reference.

4.1	Form of Common Stock Certificate	Filed as an exhibit to Amendment No. 3 to our Registration Statement (No. 333-80601) on Form S-3 filed with the Commission on July 16, 1999 and incorporated herein by reference.
4.2	Indenture, dated as of July 18, 2005, between the Company and Bank of New York, as trustee	Filed on a Current Report on Form 8-K with the Commission on July 19, 2005 and incorporated herein by reference.
4.3	Officers’ Certificate of Genentech, Inc. dated July 18, 2005, including forms of the Company’s 4.40% Senior Notes due 2010, 4.75 Senior Notes due 2015 and 5.25% Senior Notes due 2035	Filed on a Current Report on Form 8-K with the Commission on July 19, 2005 and incorporated herein by reference.
4.4	Form of 4.40% Senior Note due 2010	Filed on a Current Report on Form 8-K with the Commission on July 19, 2005 and incorporated herein by reference.
4.5	Form of 4.75% Senior Note due 2015	Filed on a Current Report on Form 8-K with the Commission on July 19, 2005 and incorporated herein by reference.
4.6	Form of 5.25% Senior Note due 2035	Filed on a Current Report on Form 8-K with the Commission on July 19, 2005 and incorporated herein by reference.
4.7	Registration Rights Agreement, dated as of July 18, 2005, among Genentech, Inc. and Citigroup Global Markets, Inc. and Goldman, Sachs & Co. as representatives of the initial purchasers	Filed on a Current Report on Form 8-K with the Commission on July 19, 2005 and incorporated herein by reference.
10.1	Form of Affiliation Agreement, dated as of July 22, 1999, between Genentech and Roche Holdings, Inc.	Filed as an exhibit to Amendment No. 3 to our Registration Statement (No. 333-80601) on Form S-3 filed with the Commission on July 16, 1999 and incorporated herein by reference.
10.2	Amendment No. 1, dated October 22, 1999, to Affiliation Agreement between Genentech and Roche Holdings, Inc.	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 1999 filed with the Commission and incorporated herein by reference.
10.3	Form of Amended and Restated Agreement, restated as of July 1, 1999, between Genentech and F. Hoffmann-La Roche Ltd regarding Commercialization of Genentech’s Products outside the United States	Filed as an exhibit to Amendment No. 3 to our Registration Statement (No. 333-80601) on Form S-3 filed with the Commission on July 16, 1999 and incorporated herein by reference.
10.4	Amendment dated March 10, 2000, to Amended and Restated Agreement between Genentech and F. Hoffmann-La Roche Ltd regarding Commercialization of Genentech’s Products outside the United States	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 filed with the Commission and incorporated herein by reference.
10.5	Amendment dated June 26, 2000, to Amended and Restated Agreement between Genentech and F. Hoffmann-La Roche Ltd regarding Commercialization of Genentech’s Products outside the United States	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 filed with the Commission and incorporated herein by reference.
10.6	Third Amendment dated April 30, 2004, to Amended and Restated Agreement between Genentech and F. Hoffmann-La Roche Ltd regarding Commercialization of Genentech’s Products outside the United States	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 filed with the Commission and incorporated herein by reference.

10.7	Form of Tax Sharing Agreement, dated as of July 22, 1999, between Genentech, Inc. and Roche Holdings, Inc.	Filed as an exhibit to Amendment No. 3 to our Registration Statement (No. 333-80601) on Form S-3 filed with the Commission on July 16, 1999 and incorporated herein by reference.
10.8	Collaborative Agreement, dated April 13, 2004, among Genentech, F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc.	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 filed with the Commission and incorporated herein by reference.
10.9	Genentech, Inc. Tax Reduction Investment Plan, as amended and restated †	Filed herewith
10.10	Genentech, Inc. 1990 Stock Option/Stock Incentive Plan, as amended effective October 16, 1996 †	Filed as an exhibit to our Registration Statement (No. 333-83157) on Form S-8 filed with the Commission on July 19, 1999 and incorporated herein by reference.
10.11	Genentech, Inc. 1994 Stock Option Plan, as amended effective October 16, 1996 †	Filed as an exhibit to our Registration Statement (No. 333-83157) on Form S-8 filed with the Commission on July 19, 1999 and incorporated herein by reference.
10.12	Genentech, Inc. 1996 Stock Option/Stock Incentive Plan, as amended effective October 16, 1996 †	Filed as an exhibit to our Registration Statement (No. 333-83157) on Form S-8 filed with the Commission on July 19, 1999 and incorporated herein by reference.
10.13	Genentech, Inc. 1999 Stock Plan, as amended and restated as of February 13, 2003 †	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 filed with the Commission and incorporated herein by reference.
10.14	Genentech, Inc. 1999 Stock Plan, Form of Stock Option Agreement †	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 filed with the Commission and incorporated herein by reference.
10.15	Genentech, Inc. 1999 Stock Plan, Form of Stock Option Agreement (Director Version) †	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 filed with the Commission and incorporated herein by reference.
10.16	Genentech, Inc. 2004 Equity Incentive Plan †	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 filed with the Commission and incorporated herein by reference.
10.17	Form of Genentech, Inc. 2004 Equity Incentive Plan Nonqualified Stock Option Grant Agreement (Employee Version) †	Filed herewith
10.18	Form of Genentech, Inc. 2004 Equity Incentive Plan Nonqualified Stock Option Grant Agreement (Director Version) †	Filed on a Current Report on Form 8-K with the Commission on September 26, 2006, and incorporated herein by reference.
10.19	Genentech, Inc. Supplemental Plan †	Filed on a Current Report on Form 8-K with the Commission on February 24, 2005 and incorporated herein by reference.
10.20	Genentech, Inc. 1991 Employee Stock Plan, as amended	Filed on a Current Report on Form 8-K with the Commission on April 25, 2006, and incorporated herein by reference.
10.21	Bonus Program †	Incorporated by reference to the description under “Bonus Program” in the Current Report on Form 8-K filed with the Commission on December 21, 2007.
10.22	Form of Indemnification Agreement for Directors and Officers †	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 filed with the Commission and incorporated herein by reference.
10.26	Master Lease Agreement dated as of November 1, 2004, between Genentech and Slough SSF, LLC	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Commission and incorporated herein by reference.
10.27	First Amendment to Master Lease Agreement and First Amendment to Building Leases between Genentech and Slough SSF, LLC, dated October 2, 2006	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Commission and incorporated herein by reference.

10.29	Purchase Agreement, dated as of July 13, 2005, among Genentech, Inc. and Citigroup Global Markets, Inc. and Goldman, Sachs & Co. as representatives of the initial purchasers	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended October 31, 2005 filed with the Commission and incorporated herein by reference.
10.36	Amended and Restated Collaboration Agreement between Genentech, Inc. and Idec Pharmaceuticals Corporation dated as of June 19, 2003 *	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, filed with the Commission on August 3, 2006, and incorporated herein by reference.
10.37	Letter Amendment dated as of August 21, 2003, to the Amended and Restated Collaboration Agreement between Genentech, Inc. and Idec Pharmaceuticals Corporation	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, filed with the Commission on August 3, 2006, and incorporated herein by reference.
10.38	Agreement and Plan of Merger by and among Genentech, Inc., Green Acquisition Corporation and Tanox, Inc., dated as of November 9, 2006	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Commission and incorporated herein by reference.
10.39	Form of Voting Agreement between Genentech, Inc. and Certain Stockholders of Tanox, Inc.	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Commission and incorporated herein by reference.
23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith
24.1	Power of Attorney	Reference is made to the signature page.
28.1	Description of the Company’s capital stock
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

GENENTECH, INC. Registrant

Date:	February 25, 2008	By:	/s/ ROBERT E. ANDREATTA
Robert E. Andreatta
Controller and Chief Accounting Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints David A. Ebersman, Executive Vice President and Chief Financial Officer, and Robert E. Andreatta, Controller and Chief Accounting Officer, and each of them, his or her true and lawful attorneys-in-fact and agents, with the full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any amendments to this report, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto each said attorney-in-fact and agent full power and authority to do and perform each and every act in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or either of them, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

Principal Executive Officer:

/s/ ARTHUR D. LEVINSON	Chairman and Chief Executive Officer	February 25, 2008
Arthur D. Levinson

Principal Financial Officer:

/s/ DAVID A. EBERSMAN	Executive Vice President and	February 25, 2008
David A. Ebersman	Chief Financial Officer

Principal Accounting Officer:

/s/ ROBERT E. ANDREATTA	Controller and	February 25, 2008
Robert E. Andreatta	Chief Accounting Officer

Signature	Title	Date

Directors:

/s/ HERBERT W. BOYER	Director	February 25, 2008
Herbert W. Boyer

/s/ WILLIAM M. BURNS	Director	February 25, 2008
William M. Burns

/s/ ERICH HUNZIKER	Director	February 25, 2008
Erich Hunziker

/s/ JONATHAN K.C. KNOWLES	Director	February 25, 2008
Jonathan K.C. Knowles

/s/ DEBRA L. REED	Director	February 25, 2008
Debra L. Reed

/s/ CHARLES A. SANDERS	Director	February 25, 2008
Charles A. Sanders

SCHEDULE II

GENENTECH, INC.
VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2007, 2006 and 2005
(in millions)

	Balance at Beginning of Period	Addition Charged to Cost and Expenses	Deductions*	Balance at End of Period
Accounts receivable allowances:
Year Ended December 31, 2007:	$92	$521	$(497)	$116
Year Ended December 31, 2006:	$84	$415	$(407)	$92
Year Ended December 31, 2005:	$62	$307	$(284)	$84
Inventory reserves:
Year Ended December 31, 2007:	$71	$41	$(50)	$62
Year Ended December 31, 2006:	$57	$50	$(36)	$71
Year Ended December 31, 2005:	$46	$35	$(24)	$57
Rebate accruals:
Year Ended December 31, 2007:	$47	$144	$(131)	$60
Year Ended December 31, 2006:	$38	$113	$(104)	$47
Year Ended December 31, 2005:	$35	$77	$(74)	$38
________________________
*	Represents amounts written off or returned against the allowance or reserves, or returned against earnings.