Form 10-Q
period 2008-06-30
GENENTECH INC
filed 2008-08-05
CIK 318771

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________

FORM 10-Q
________________________

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

or

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

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.
Class	Number of Shares Outstanding
Common Stock $0.02 par value	1,055,649,792 Outstanding at July 31, 2008

GENENTECH, INC.
TABLE OF CONTENTS

		Page No.
	PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)	3

	Condensed Consolidated Statements of Income— for the three months and six months ended June 30, 2008 and 2007	3

	Condensed Consolidated Statements of Cash Flows— for the six months ended June 30, 2008 and 2007	4

	Condensed Consolidated Balance Sheets— June 30, 2008 and December 31, 2007	5

	Notes to Condensed Consolidated Financial Statements	6–17

	Report of Independent Registered Public Accounting Firm	18

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19–45

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	46

Item 4.	Controls and Procedures	46

	PART II—OTHER INFORMATION

Item 1.	Legal Proceedings	47

Item 1A.	Risk Factors	47–60

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	60–61

Item 4.	Submission of Matters to a Vote of Security Holders	61–62

Item 6.	Exhibits	62

SIGNATURES		63

In this report, “Genentech,” “we,” “us,” and “our” refer to Genentech, Inc. and its consolidated subsidiaries. “Common Stock” refers to Genentech’s Common Stock, par value $0.02 per share, “Special Common Stock” refers to Genentech’s callable putable common stock, par value $0.02 per share, all of which was redeemed by Roche Holdings, Inc. (RHI) on June 30, 1999.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

GENENTECH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenue
Product sales (including amounts from related parties: three months—2008–$146; 2007–$256; six months—2008–$286; 2007–$522)	$2,536	$2,443	$4,915	$4,773
Royalties (including amounts from related parties: three months—2008–$451; 2007–$296; six months—2008–$874; 2007–$557)	629	484	1,244	903
Contract revenue (including amounts from related parties: three months—2008–$35; 2007–$34; six months—2008–$66; 2007–$104)	71	77	140	171
Total operating revenue	3,236	3,004	6,299	5,847
Costs and expenses
Cost of sales (including amounts for related parties: three months—2008–$90; 2007–$140; six months—2008–$156; 2007–$265)	441	429	831	821
Research and development (including amounts associated with related party collaborations: three months—2008–$89; 2007–$79; six months—2008–$168; 2007–$147) (including amounts where reimbursement was recorded as contract revenue: three months—2008–$47; 2007–$60; six months—2008–$97; 2007–$106)	649	603	1,266	1,213
Marketing, general and administrative	559	532	1,076	1,023
Collaboration profit sharing (including related party amounts: three months—2008–$48; 2007–$49; six months—2008–$89; 2007–$96)	313	277	592	529
Recurring amortization charges related to redemption and acquisition	43	26	86	52
Special items: litigation-related	2	13	(300)	26
Total costs and expenses	2,007	1,880	3,551	3,664
Operating income	1,229	1,124	2,748	2,183
Other income (expense):
Interest and other income, net	93	75	166	149
Interest expense	(15)	(17)	(32)	(35)
Total other income, net	78	58	134	114
Income before taxes	1,307	1,182	2,882	2,297
Income tax provision	525	435	1,118	844
Net income	$782	$747	$1,764	$1,453
Earnings per share
Basic	$0.74	$0.71	$1.68	$1.38
Diluted	$0.73	$0.70	$1.65	$1.36
Shares used to compute basic earnings per share	1,051	1,053	1,052	1,053
Shares used to compute diluted earnings per share	1,064	1,070	1,066	1,071

See Notes to Condensed Consolidated Financial Statements.

GENENTECH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended June 30,
	2008	2007
Cash flows from operating activities
Net income	$1,764	$1,453
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	285	215
Employee stock-based compensation	208	203
Deferred income taxes	217	(103)
Deferred revenue	(7)	(29)
Litigation-related special items	(300)	26
Excess tax benefit from stock-based compensation arrangements	(32)	(127)
Gain on sales of securities available-for-sale and other	(52)	(12)
Write-downs of securities available-for-sale and other	41	4
Loss on property and equipment dispositions	3	30
Changes in assets and liabilities:
Receivables and other current assets	(59)	(115)
Inventories	83	(180)
Investments in trading securities	(16)	(72)
Accounts payable, other accrued liabilities, and other long-term liabilities	(455)	132
Accrued litigation	(476)	–
Net cash provided by operating activities	1,204	1,425

Cash flows from investing activities
Purchases of securities available-for-sale	(953)	(465)
Proceeds from sales of securities available-for-sale	837	335
Proceeds from maturities of securities available-for-sale	159	261
Capital expenditures	(398)	(475)
Change in other intangible and long-term assets	24	(8)
Net cash used in investing activities	(331)	(352)

Cash flows from financing activities
Stock issuances	228	276
Stock repurchases	(756)	(666)
Excess tax benefit from stock-based compensation arrangements	32	127
Net cash used in financing activities	(496)	(263)
Net increase in cash and cash equivalents	377	810
Cash and cash equivalents at beginning of period	2,514	1,250
Cash and cash equivalents at end of period	$2,891	$2,060

Supplemental cash flow data
Cash paid during the period for:
Income taxes	$1,030	$806
Interest	31	31
Non-cash investing and financing activities
Capitalization of construction in progress related to financing lease transactions	75	101

See Notes to Condensed Consolidated Financial Statements.

GENENTECH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)
(Unaudited)

	June 30, 2008	December 31, 2007
Assets
Current assets
Cash and cash equivalents	$2,891	$2,514
Short-term investments	1,614	1,461
Restricted cash and investments	788	788
Accounts receivable—product sales (net of allowances of: 2008–$145; 2007–$116; including amounts from related parties: 2008–$46; 2007–$2)	889	847
Accounts receivable—royalties (including amounts from related parties: 2008–$570; 2007–$463)	732	620
Accounts receivable—other (including amounts from related parties: 2008–$96; 2007–$233)	200	299
Inventories	1,406	1,493
Deferred tax assets	385	614
Prepaid expenses	129	100
Other current assets	19	17
Total current assets	9,053	8,753
Long-term marketable debt and equity securities	1,832	2,090
Property, plant and equipment, net	5,266	4,986
Goodwill	1,577	1,577
Other intangible assets	1,083	1,168
Other long-term assets	308	366
Total assets	$19,119	$18,940

Liabilities and stockholders’ equity
Current liabilities
Accounts payable (including amounts to related parties: 2008–$8; 2007–$2)	$223	$420
Commercial paper	599	599
Deferred revenue (including amounts from related parties: 2008–$67; 2007–$63)	81	73
Taxes payable	7	173
Accrued litigation	–	776
Other accrued liabilities (including amounts to related parties: 2008–$218; 2007–$230)	1,795	1,877
Total current liabilities	2,705	3,918
Long-term debt	2,475	2,402
Deferred revenue (including amounts from related parties: 2008–$374; 2007–$384)	404	418
Other long-term liabilities	250	297
Total liabilities	5,834	7,035
Commitments and contingencies
Stockholders’ equity
Common stock	21	21
Additional paid-in capital	10,878	10,695
Accumulated other comprehensive income	105	197
Retained earnings	2,281	992
Total stockholders’ equity	13,285	11,905
Total liabilities and stockholders’ equity	$19,119	$18,940

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

Revenue, expenses, assets, and liabilities can vary during each quarter of the year. Therefore, the results and trends in these interim financial statements may not be the same as those reported for the full year or any future period.

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

Recent Accounting Pronouncements

In February 2008, the Financial Accounting Standards Board (FASB) issued Statement of Financial Position (FSP) No. 157-2, which delays the effective date of FASB Statement of Financial Accounting Standard (FAS) No. 157, “Fair Value Measurements” (FAS 157) for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value on a recurring basis (items that are remeasured at least annually). The FSP defers the effective date of FAS 157 for non-financial assets and non-financial liabilities until our fiscal year beginning on January 1, 2009. We do not expect the adoption of this FSP to have a material effect on our consolidated financial statements.

In March 2008, the FASB issued FAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (FAS 161). FAS 161 requires us to provide greater transparency about how and why we use derivative instruments, how the instruments and related hedged items are accounted for under FAS 133, and how the instruments and related hedged items affect our financial position, results of operations, and cash flows. FAS 161 is effective for us beginning on January 1, 2009. We do not expect the adoption of FAS 161 to have a material effect on our consolidated financial statements, but we will be required to expand our disclosure regarding our derivative instruments.

Revenue Recognition

We recognize revenue from the sale of our products, royalties earned, and contract arrangements. Certain of our revenue arrangements that contain multiple elements are divided into separate units of accounting if certain criteria are met, including whether the delivered element has standalone value to the customer and whether there is objective and reliable evidence of the fair value of the undelivered items. The consideration we receive is allocated among the separate units based on their respective fair values, and the applicable revenue recognition criteria are applied to each of the separate units. Advance payments received in excess of amounts earned are classified as deferred revenue until earned.

The Avastin Patient Assistance Program is a voluntary program that enables eligible patients who have received 10,000 milligrams (mg) of Avastin in a 12-month period to receive free Avastin in excess of the 10,000 mg during the remainder of the 12-month period. Based on the current wholesale acquisition cost, 10,000 mg is valued at $55,000 in gross revenue. We defer a portion of our gross Avastin product sales revenue to reflect our estimate of the commitment to supply free Avastin to patients who elect to enroll in the program. To calculate our deferred revenue, we estimate several factors, most notably: the number of patients who are currently being treated for U.S. Food and Drug Administration (FDA)-approved indications and the start date of their treatment regimen, the extent to which patients may elect to enroll in the program, the number of patients who meet the financial eligibility requirements of the program, and the duration and extent of treatment for the FDA-approved indications, among other factors. We will continue to update our estimates for each reporting period as new information becomes available. Based on these estimates, we defer a portion of the Avastin revenue on product vials sold through normal commercial channels. The deferred revenue is recognized when free Avastin vials are delivered or after the associated patient eligibility period has passed.

Earnings Per Share

Basic earnings per share (EPS) are computed based on the weighted-average number of shares of our Common Stock outstanding. Diluted EPS are computed based on the weighted-average number of shares of our Common Stock and other dilutive securities.

The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Numerator:
Net income	$782	$747	$1,764	$1,453
Denominator:
Weighted-average shares outstanding used to compute basic earnings per share	1,051	1,053	1,052	1,053
Effect of dilutive stock options	13	17	14	18
Weighted-average shares outstanding and dilutive securities used to compute diluted earnings per share	1,064	1,070	1,066	1,071

Outstanding employee stock options to purchase 49 million shares of our Common Stock were excluded from the computation of diluted EPS for the second quarter and first six months of 2008 because the effect would have been anti-dilutive.

Comprehensive Income

Comprehensive income comprises net income and other comprehensive income (OCI). OCI includes certain changes in stockholders’ equity that are excluded from net income. Specifically, we include in OCI changes in the estimated fair value of derivatives designated as effective cash flow hedges, unrealized gains and losses on our securities available-for-sale, and the gains or losses and prior service costs or credits related to our post-retirement benefit plan that arise during the period but are not recognized as components of net periodic benefit cost.

The components of accumulated OCI, net of taxes, were as follows (in millions):

	June 30, 2008	December 31, 2007
Net unrealized gains on securities available-for-sale	$161	$219
Net unrealized losses on cash flow hedges	(48)	(14)
Accumulated changes in post-retirement benefit obligation	(8)	(8)
Accumulated other comprehensive income	$105	$197

The activity in comprehensive income, net of income taxes, was as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net income	$782	$747	$1,764	$1,453
Decrease in unrealized gains on securities available-for-sale	(44)	(14)	(58)	(10)
Decrease (increase) in unrealized losses on cash flow hedges	26	8	(34)	11
Comprehensive income, net of income taxes	$764	$741	$1,672	$1,454

The decrease in net unrealized losses on cash flow hedges during the second quarter of 2008 was primarily due to the strengthening of the U.S. dollar during this period. The increase in net unrealized losses on cash flow hedges during the first six months of 2008 was primarily due to the overall weakening of the U.S. dollar during this period, despite the strengthening that occurred during the second quarter. In the periods in which the hedged transaction affects earnings, any gains or losses on cash flow hedges will be offset by revenue denominated in the underlying foreign currency.

Fair Value of Financial Instruments

The fair value of our financial instruments reflects the amounts that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The fair value estimates presented in this report reflect the information available to us as of June 30, 2008 and December 31, 2007. See Note 4, “Fair Value Measurements.”

Derivative Instruments

Our derivative instruments, designated as cash flow hedges, consist of foreign currency exchange options and forwards. As of June 30, 2008, unrealized net losses of approximately $50 million were expected to be reclassified from accumulated OCI to earnings within the next 12 months. If realized, these amounts are expected to be offset by increases in the underlying foreign-currency-denominated royalty revenue over this same 12-month period.

Note 2.	Employee Stock-Based Compensation

Stock-Based Compensation Expense under FAS 123R

The components of employee stock-based compensation expense recognized under FAS No. 123(R), “Share-Based Payment” (FAS 123R), were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Cost of sales	$18	$16	$41	$33
Research and development	38	39	80	77
Marketing, general and administrative	41	47	87	93
Total employee stock-based compensation expense	$97	$102	$208	$203

As of June 30, 2008, total compensation cost related to unvested stock options not yet recognized was $661 million, which is expected to be allocated to expense and production costs over a weighted-average period of 31 months. The portion allocated to production costs will be recognized as cost of sales (COS) when the related products are estimated to be sold.

The carrying value of inventory on our Condensed Consolidated Balance Sheets as of June 30, 2008 and December 31, 2007 included employee stock-based compensation costs of $68 million and $72 million, respectively.

Valuation Assumptions

The employee stock-based compensation expense recognized under FAS 123R was determined using the Black-Scholes option valuation model. Option valuation models require the input of subjective assumptions, and these assumptions can vary over time. The weighted-average assumptions used were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Risk-free interest rate	3.3%	4.8%	3.0%	4.7%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	25.0%	27.0%	25.0%	27.0%
Expected term (years)	5.0	4.6	5.0	4.6

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

Note 3.	Condensed Consolidated Financial Statement Detail

Inventories

The components of inventories were as follows (in millions):

	June 30, 2008	December 31, 2007
Raw materials and supplies	$125	$119
Work-in-process	1,113	1,062
Finished goods	168	312
Total	$1,406	$1,493

Included in work-in-process as of June 30, 2008 were approximately $21 million of inventories manufactured through a process that is awaiting regulatory licensure.

Note 4.	Fair Value Measurements

On January 1, 2008, we adopted FAS 157, which established a framework for measuring fair value under GAAP and clarified the definition of fair value within that framework. FAS 157 does not require assets and liabilities that were previously recorded at cost to be recorded at fair value. For assets and liabilities that are already required to be disclosed at fair value, FAS 157 introduced, or reiterated, a number of key concepts that form the foundation of the fair value measurement approach to be used for financial reporting purposes. The fair value of our financial instruments reflects the amounts that we estimate we would receive in connection with the sale of an asset or paid in connection with the transfer of a liability in an orderly transaction between market participants at the measurement date (exit price). FAS 157 also established a fair value hierarchy that prioritizes the inputs used in valuation techniques into the following three levels:

Level 1—quoted prices in active markets for identical assets and liabilities
Level 2—observable inputs other than quoted prices in active markets for identical assets and liabilities
Level 3—unobservable inputs

The adoption of FAS 157 did not have an effect on our financial condition or results of operations, but FAS 157 introduced new disclosures about how we value certain assets and liabilities. Much of the disclosure focuses on the inputs used to measure fair value, particularly in instances in which the measurement uses significant unobservable (Level 3) inputs. A substantial majority of our financial instruments are valued using quoted prices in active markets or are based on other observable inputs.

The following table sets forth the fair value of our financial assets and liabilities measured on a recurring basis, including those that are pledged as collateral or are restricted. Assets and liabilities are measured on a recurring basis if they are remeasured at least annually.

	June 30, 2008		December 31, 2007
(In millions)	Assets	Liabilities	Assets	Liabilities
Cash and cash equivalents	$2,891	$–	$2,514	$–
Restricted cash	788	–	788	–
Short-term investments	1,614	–	1,461	–
Long-term marketable debt securities	1,458	–	1,674	–
Total fixed income investment portfolio	6,751	–	6,437	–

Long-term marketable equity securities	374	–	416	–
Total derivative financial instruments	28	82	30	19
Total	$7,153	$82	$6,883	$19

The following table sets forth the fair value of our financial assets and liabilities that were measured on a recurring basis as of June 30, 2008 (in millions).

	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	$1,939	$952	$–	$2,891
Trading securities	84	947	2	1,033
Securities available-for-sale	205	2,467	155	2,827
Equity securities	374	–	–	374
Derivative financial instruments	18	10	–	28
Total	$2,620	$4,376	$157	$7,153

Liabilities
Derivative financial instruments	$–	$82	$–	$82

Our Level 1 assets include cash, money market instruments, U.S. Treasury securities, marketable equity securities and equity forwards. Level 2 assets include other government and agency securities, commercial paper, corporate bonds, asset-backed securities, municipal bonds, preferred securities, and other derivatives. Our Level 3 assets include student loan auction-rate securities and structured investment vehicle securities. As of June 30, 2008, we held $157 million of investments which were measured using unobservable (Level 3) inputs, representing approximately 2% of our total fair value investment portfolio. Student loan auction-rate securities of $155 million and structured investment vehicle securities of $2 million were valued based on broker-provided valuations, which approximate fair value. In February 2008, the auction-rate securities market experienced a number of failed auctions for student loan-backed securities, including those that we held and continue to hold, which severely limited the liquidity of these securities. Due to market liquidity constraints related to the failed auctions, we classified the auction-rate securities as non-current assets consistent with the long-term maturity dates of the underlying student loans. As of June 30, 2008, we believed that the unrealized losses in the auction-rate securities were temporary and that we had the ability to hold the assets to maturity. All of our auction-rate securities are AAA/Aaa-rated and are collateralized by student loans that are guaranteed by the U.S. government to be repaid at no less than 95% of par value.

The following table sets forth a summary of the changes in the fair value of our Level 3 financial assets, which were measured at fair value on a recurring basis for the second quarter and first six months of 2008 (in millions).

	Three Months Ended June 30, 2008		Six Months Ended June 30, 2008
	Structured Investment Vehicle Securities	Auction-Rate Securities	Structured Investment Vehicle Securities	Auction-Rate Securities
Beginning balance	$2	$161	$7	$–
Transfer into Level 3(1)	–	–	–	174
Total unrealized losses(2)	–	(3)	(1)	(16)
Purchases, issuances, settlement	–	(3)	(4)	(3)
Ending balance	$2	$155	$2	$155
___________
(1)	During the first quarter of 2008, we held $174 million of auction-rate securities that were transferred to Level 3 assets.
(2)	The unrealized loss of $3 million in the second quarter and $16 million in the first six months of 2008 was included in OCI as of June 30, 2008.

Note 5.	Contingencies

We are a party to various legal proceedings, including licensing and contract disputes, and other matters.

On October 4, 2004, we received a subpoena from the U.S. Department of Justice requesting documents related to the promotion of Rituxan, a prescription treatment now approved for five indications. We are cooperating with the associated investigation. Through counsel we are having discussions with government representatives about the status of their investigation and Genentech’s views on this matter, including potential resolution. Previously the investigation had been both criminal and civil in nature. We have been informed by the prosecutor handling this matter that the government has declined to prosecute the company criminally in connection with this investigation. The civil matter is still ongoing. The outcome of this matter cannot be determined at this time.

We and the City of Hope National Medical Center (COH) are parties to a 1976 agreement related to work conducted by two COH employees, Arthur Riggs and Keiichi Itakura, and patents that resulted from that work, which are referred to as the “Riggs/Itakura Patents.” Since that time, we have entered into license agreements with various companies to manufacture, use, and sell the products covered by the Riggs/Itakura Patents. On August 13, 1999, COH filed a complaint against us in the Superior Court in Los Angeles County, California, alleging that we owe royalties to COH in connection with these license agreements, as well as product license agreements that involve the grant of licenses under the Riggs/Itakura Patents. On June 10, 2002, a jury voted to award COH approximately $300 million in compensatory damages. On June 24, 2002, a jury voted to award COH an additional $200 million in punitive damages. Such amounts were accrued as an expense in the second quarter of 2002. Included within current liabilities in “Accrued litigation” in the accompanying Condensed Consolidated Balance Sheet at December 31, 2007 was $776 million, which represented our estimate of the costs for the resolution of the COH matter as of that reporting date. We filed a notice of appeal of the verdict and damages awards with the California Court of Appeal. On October 21, 2004, the California Court of Appeal affirmed the verdict and damages awards in all respects. On November 22, 2004, the California Court of Appeal modified its opinion without changing the verdict and denied Genentech’s request for rehearing. On November 24, 2004, we filed a petition seeking review by the California Supreme Court. On February 2, 2005, the California Supreme Court granted that petition. The California Supreme Court heard our appeal on this matter on February 5, 2008, and on April 24, 2008 overturned the award of $200 million in punitive damages to COH but upheld the award of $300 million in compensatory damages. We paid $476 million to COH in the second quarter of 2008, reflecting the amount of compensatory damages awarded plus interest thereon from the date of the original decision, June 10, 2002.

As a result of the April 24, 2008 California Supreme Court decision, we reversed a $300 million net litigation accrual related to the punitive damages and accrued interest, which we recorded as “Special items: litigation-related” in our Condensed Consolidated Statements of Income for the first quarter and first six months of 2008. In the second quarter and first six months of 2007, we recorded accrued interest and bond costs on both the compensatory and punitive damages, totaling $13 million and $26 million, respectively. In conjunction with the COH judgment in 2002, we posted a surety bond and were required to pledge cash and investments of $788 million to secure the bond, and this balance was reflected in “Restricted cash and investments” in the accompanying Condensed Consolidated Balance Sheets. Subsequent to June 30, 2008, the court completed certain administrative procedures to dismiss the case. As a result, the restrictions were lifted from the restricted cash and investments accounts, and the funds became available for use in our operations.

On April 11, 2003, MedImmune, Inc. filed a lawsuit against Genentech, COH, and Celltech R & D Ltd. in the U.S. District Court for the Central District of California (Los Angeles). The lawsuit related to U.S. Patent No. 6,331,415 (the Cabilly patent) that we co-own with COH and under which MedImmune and other companies have been licensed and are paying royalties to us. The lawsuit included claims for violation of anti-trust, patent, and unfair competition laws. MedImmune sought a ruling that the Cabilly patent was invalid and/or unenforceable, a determination that MedImmune did not owe royalties under the Cabilly patent on sales of its Synagis® antibody product, an injunction to prevent us from enforcing the Cabilly patent, an award of actual and exemplary damages, and other relief. On June 11, 2008, we announced that we settled this litigation with MedImmune. Pursuant to the settlement agreement, the U.S. District Court dismissed all the claims against us in the lawsuit. The litigation has been fully resolved and dismissed and the settlement did not have a material effect on our operating results for the second quarter and first six months of 2008.

On May 13, 2005, a request was filed by a third party for reexamination of the Cabilly patent. The request sought reexamination on the basis of non-statutory double patenting over U.S. Patent No. 4,816,567. On July 7, 2005, the U.S. Patent and Trademark Office (Patent Office) ordered reexamination of the Cabilly patent. On September 13, 2005, the Patent Office mailed an initial non-final Patent Office action rejecting all 36 claims of the Cabilly patent. We filed our response to the Patent Office action on November 25, 2005. On December 23, 2005, a second request for reexamination of the Cabilly patent was filed by another third party, and on January 23, 2006, the Patent Office granted that request. On June 6, 2006, the two reexaminations were merged into one proceeding. On August 16, 2006, the Patent Office mailed a non-final Patent Office action in the merged proceeding, rejecting all the claims of the Cabilly patent based on issues raised in the two reexamination requests. We filed our response to the Patent Office action on October 30, 2006. On February 16, 2007, the Patent Office mailed a final Patent Office action rejecting all the claims of the Cabilly patent. We responded to the final Patent Office action on May 21, 2007 and requested continued reexamination. On May 31, 2007, the Patent Office granted the request for continued reexamination, and in doing so withdrew the finality of the February 2007 Patent Office action and agreed to treat our May 21, 2007 filing as a response to a first Patent Office action. On February 25, 2008, the Patent Office mailed a final Patent Office action rejecting all the claims of the Cabilly patent. We filed our response to that final Patent Office action on June 6, 2008. On July 19, 2008, the Patent Office mailed an advisory action replying to our response and confirming the rejection of all claims of the Cabilly patent. We intend to file a notice of appeal challenging the rejection. The Cabilly patent, which expires in 2018, relates to methods that we and others use to make certain antibodies or antibody fragments, as well as cells and deoxyribonucleic acid (DNA) used in these methods. We have licensed the Cabilly patent to other companies and derive significant royalties from those licenses. The Cabilly patent licenses contributed royalty revenue of $75 million and $159 million in the second quarter and first six months of 2008, respectively. The claims of the Cabilly patent remain valid and enforceable throughout the reexamination and appeals processes. The outcome of this matter cannot be determined at this time.

In 2006, we made development decisions involving our humanized anti-CD20 program, and our collaborator, Biogen Idec Inc., disagreed with certain of our development decisions related to humanized anti-CD20 products. Under our 2003 collaboration agreement with Biogen Idec, we believe that we are permitted to proceed with further trials of certain humanized anti-CD20 antibodies, and Biogen Idec disagreed with our position. The disputed issues have been submitted to arbitration. In the arbitration, Biogen Idec filed motions for a preliminary injunction and summary judgment seeking to stop us from proceeding with certain development activities, including planned clinical trials. On April 20, 2007, the arbitration panel denied Biogen Idec’s motion for a preliminary injunction and Biogen Idec’s motion for summary judgment. Resolution of the arbitration could require that both parties agree to certain development decisions before moving forward with humanized anti-CD20 antibody clinical trials (and possibly clinical trials of other collaboration products, including Rituxan), in which case we may have to alter or cancel planned clinical trials in order to obtain Biogen Idec’s approval. The hearing of this matter is scheduled to begin in September 2008. We expect a final decision within six months of the conclusion of the hearing, unless the parties are able to resolve the matter earlier through settlement discussions or otherwise. The outcome of this matter cannot be determined at this time.

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

On May 30, 2008, Centocor, Inc. filed a patent lawsuit against Genentech and COH in the U.S. District Court for the Central District of California. The lawsuit relates to the Cabilly patent that we co-own with COH and under which Centocor and other companies have been licensed and are paying royalties to us. The lawsuit seeks a declaratory judgment of patent invalidity and unenforceability with regard to the Cabilly patent and of patent non-infringement with regard to Centocor’s marketed product ReoPro® (Abciximab) and its unapproved product CNTO 1275 (Ustekinumab). Centocor also seeks to recover the royalties it has paid to Genentech for ReoPro® and the monies it alleges that Celltech has paid to Genentech for Remicade® (infliximab), a product marketed by Centocor under an agreement between Centocor and Celltech. Genentech is scheduled to respond to the complaint on August 7, 2008. The outcome of this matter cannot be determined at this time.

On May 8, 2008 and June 11, 2008, Genentech was named as a defendant, along with InterMune, Inc. and its former chief executive officer, W. Scott Harkonen, in two separate class-action complaints in the U.S. District Court for the Northern District of California. Both complaints seek relief for a specific class of plaintiffs who allegedly received Actimmune® for the treatment of idiopathic pulmonary fibrosis and they allege violations of federal racketeering laws, unfair competition laws, and consumer protection laws, and also seek damages for unjust enrichment. Actimmune® is an interferon-gamma product that was licensed by Genentech to Connectics Corporation and was subsequently assigned to InterMune. InterMune currently sells Actimmune® in the U.S. The complaints are related in part to royalties that we received in connection with the Actimmune® product. The outcome of this matter cannot be determined at this time.

On July 21, 2008, we announced that we received an unsolicited proposal from Roche to acquire all of the outstanding shares of our stock not owned by Roche at a price of $89.00 in cash per share. See also Note 9, “Subsequent Event,” for more information regarding the proposal. Subsequently, twenty-six shareholder lawsuits have been filed against Genentech and/or the members of its Board of Directors, and various Roche entities, including Roche Holdings, Inc., Roche Holding AG and Roche Holding Ltd. The lawsuits are currently pending in various state courts, including the Delaware Court of Chancery, San Francisco County Superior Court, and San Mateo County Superior Court, as well as one lawsuit in the United States District Court for the Northern District of California. The lawsuits generally assert class action claims for breach of fiduciary duty and aiding and abetting breaches of fiduciary duty based in part on allegations that, in connection with Roche’s offer to purchase the remaining shares, some or all of the defendants have failed to properly value Genentech, have failed to solicit other potential acquirers and are engaged in improper self-dealing. Two of the lawsuits allege derivative claims alleging breaches of fiduciary duty by defendants in connection with adoption of the July 1999 Affiliation Agreement with RHI (Affiliation Agreement), and those two and one other of the lawsuits seek the invalidation, in whole or in part, of the Affiliation Agreement. One of the lawsuits seeks an order deeming Articles 8 and 9 of the Company’s Amended and Restated Certificate of Incorporation inapplicable or invalid to a potential transaction with Roche. The outcome of these matters cannot be determined at this time.

Note 6.	Relationship with Roche Holdings, Inc. and Related Party Transactions

Roche Holdings, Inc.’s Ability to Maintain Percentage Ownership Interest in Our Stock

We issue shares of Common Stock in connection with our stock option and stock purchase plans, and we may issue additional shares for other purposes. Our Affiliation Agreement with RHI provides, among other things, that with respect to any issuance of our Common Stock in the future, we will repurchase a sufficient number of shares so that immediately after such issuance, the percentage of our Common Stock owned by RHI will be no lower than 2% below the “Minimum Percentage” (subject to certain conditions). The Minimum Percentage equals the lowest number of shares of Genentech Common Stock owned by RHI since its July 1999 offering of our Common Stock (to be adjusted in the future for dispositions of shares of Genentech Common Stock by RHI as well as for stock splits or stock combinations) divided by 1,018,388,704 (to be adjusted in the future for stock splits or stock combinations), which is the number of shares of Genentech Common Stock outstanding at the time of the July 1999 offering, as adjusted for stock splits. We have repurchased shares of our Common Stock since 2001. The Affiliation Agreement also provides that, upon RHI’s request, we will repurchase shares of our Common Stock to increase RHI’s ownership to the Minimum Percentage. In addition, RHI will have a continuing option to buy stock from us at prevailing market prices to maintain its percentage ownership interest. Under the terms of the Affiliation Agreement, RHI’s Minimum Percentage is 57.7%, and RHI’s ownership percentage is to be no lower than 55.7%. RHI’s ownership percentage of our outstanding shares was 55.9% as of June 30, 2008 and 55.6% as of July 31, 2008. Future share repurchases under our share repurchase program, including the May 2008 prepaid share repurchase arrangement (see also Note 8, “Capital Stock”), may increase Roche’s ownership percentage. However, significant option exercises and stock purchases by employees could result in further dilution, and limitations in the number of shares we receive under, or modification or cancellation of, our existing prepaid share repurchase arrangement could negatively affect our ability to offset dilution.

See also Note 8, “Capital Stock,” and Note 9, “Subsequent Event,” regarding our prepaid share repurchase arrangement and Roche’s proposal to acquire all outstanding shares of our stock not owned by Roche.

Related Party Transactions

We enter into transactions with related parties, Roche Holding AG and affiliates (Roche) and Novartis AG and affiliates (Novartis). The accounting policies that we apply to our transactions with our related parties are consistent with those applied in transactions with independent third parties, and all related party agreements are negotiated on an arm’s-length basis.

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

Roche

We signed two product supply agreements with Roche in July 2006, each of which was amended in November 2007. The Umbrella Manufacturing Supply Agreement (Umbrella Agreement) supersedes our previous product supply agreements with Roche. The Short-Term Supply Agreement (Short-Term Agreement) supplements the terms of the Umbrella Agreement. Under the Short-Term Agreement, Roche has agreed to purchase specified amounts of Herceptin, Avastin, and Rituxan through 2008. Under the Umbrella Agreement, Roche has agreed to purchase specified amounts of Herceptin and Avastin through 2012, and on a perpetual basis, either party may order other collaboration products from the other party, including Herceptin and Avastin after 2012, pursuant to certain forecast terms. The Umbrella Agreement also provides that either party may terminate its obligation to purchase and/or supply Avastin and/or Herceptin with six years notice on or after December 31, 2007. To date, we have not received such notice of termination from Roche.

Under the July 1999 amended and restated licensing and marketing agreement and the July 1998 licensing and marketing agreement related to anti-HER2 antibodies (including Herceptin and pertuzumab), Roche has the right to opt in to development programs we undertake on our products at certain pre-defined stages of development. When Roche opts in to a program, we record the opt-in payments received as deferred revenue, which we recognize over the expected development periods or product life, as appropriate. As of June 30, 2008, the amounts in short-term and long-term deferred revenue related to opt-in payments received from Roche were $48 million and $193 million, respectively. For the second quarter and first six months of 2008, we recognized $13 million and $24 million, respectively, as contract revenue related to opt-in payments previously received from Roche. For the second quarter and first six months of 2007, we recognized $11 million and $23 million, respectively, as contract revenue related to opt-in payments previously received from Roche.

In February 2008, Roche acquired Ventana Medical Systems, Inc., and as a result of the acquisition, Ventana is considered a related party. We have engaged in transactions with Ventana prior to and since the acquisition, but these transactions have not been material to our results of operations.

In May 2008, Roche acquired Piramed Limited, a privately held entity based in the United Kingdom, and as a result of the transaction, Piramed is considered a related party. We have a previously existing licensing agreement with Piramed related to a molecule in our development pipeline.

In June 2008, we entered into a licensing agreement with Roche, under which we obtained rights to a preclinical small molecule drug development program. We recorded $35 million in research and development (R&D) expense in the second quarter of 2008 related to this agreement. The future R&D costs incurred under the agreement and any profit and loss from global commercialization will be shared equally with Roche.

In July 2008, we signed an agreement with Chugai-Pharmaceuticals Co., Ltd., a Japan-based entity and a member of Roche, under which we agreed to manufacture Actemra, a product of Chugai, at our Vacaville, California facility. After an initial term of five years, the agreement may be terminated subject to certain terms and conditions under the contract.

We currently have no commercialized products subject to profit sharing arrangements with Roche.

Under our existing arrangements with Roche, including our licensing and marketing agreements, we recognized the following amounts (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Product sales to Roche	$144	$253	$281	$516

Royalties earned from Roche	$391	$283	$762	$538

Contract revenue from Roche	$20	$30	$40	$60

Cost of sales on product sales to Roche	$89	$137	$152	$258

Research and development expenses incurred on joint development projects with Roche	$77	$70	$148	$128

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

We and Novartis are co-developing and co-promoting Xolair in the U.S. We record all sales, COS, and marketing and sales expenses in the U.S.; Novartis markets the product in and records all sales, COS, and marketing and sales expenses in Europe. We and Novartis share the resulting U.S. and European operating profits according to prescribed profit sharing percentages. Generally, we evaluate whether we are a net recipient or payor of funds on an annual basis in our cost and profit sharing arrangements. Net amounts received on an annual basis under such arrangements are classified as contract revenue, and net amounts paid on an annual basis are classified as profit sharing expense. With respect to the U.S. operating results, for the full year in 2007 we were a net payor to Novartis, and for the full year in 2008 we similarly anticipate being a net payor to Novartis. As a result, for the second quarters and first six months of 2008 and 2007, the portion of the U.S. operating results that we owed to Novartis was recorded as collaboration profit sharing expense. With respect to the European operating results, for the full year in 2007 we were a net payor to Novartis, and for the full year in 2008 we anticipate being a net recipient from Novartis. As a result, for the second quarter and first six months of 2008, the portion of the European operating results that Novartis owed us was recorded as contract revenue. For the same periods in 2007, however, our portion of the European operating results was recorded as collaboration profit sharing expense. Effective with our acquisition of Tanox, Inc. on August 2, 2007, Novartis also makes: (1) additional profit sharing payments to us on U.S. sales of Xolair, which reduces our profit sharing expense; (2) royalty payments to us on sales of Xolair worldwide, which we record as royalty revenue; and (3) manufacturing service payments related to Xolair, which we record as contract revenue.

Under our existing arrangements with Novartis, we recognized the following amounts (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Product sales to Novartis	$2	$3	$5	$6

Royalties earned from Novartis	$60	$13	$112	$19

Contract revenue from Novartis	$15	$4	$26	$44

Cost of sales on product sales to Novartis	$1	$3	$4	$7

Research and development expenses incurred on joint development projects with Novartis	$12	$9	$20	$19

Collaboration profit sharing expense to Novartis	$48	$49	$89	$96

Contract revenue in the first six months of 2007 included a $30 million milestone payment from Novartis for European Union approval of Lucentis for the treatment of neovascular (wet) age-related macular degeneration (AMD).

Certain R&D expenses are partially reimbursable to us by Novartis. The amounts that Novartis owes us, net of amounts reimbursable to Novartis by us on those projects, are recorded as contract revenue. Conversely, R&D expenses may include the net settlement of amounts we owe Novartis on R&D expenses that Novartis incurred on joint development projects, less amounts reimbursable to us by Novartis on those projects.

Note 7.	Income Taxes

Our effective income tax rate was 40% in the second quarter of 2008 compared to 37% in the second quarter of 2007, mainly due to a $33 million settlement with the Internal Revenue Service (IRS) for an item related to prior years. Our effective income tax rate was 39% in the first six months of 2008 compared to 37% in the first six months of 2007, mainly due to the IRS settlement.

Note 8.	Capital Stock

In May 2008, we entered into a prepaid share repurchase arrangement with an investment bank pursuant to which we delivered $500 million to the investment bank. The investment bank is obligated to deliver to us, by September 30, 2008, not fewer than five million shares of our Common Stock based on a pre-determined formula, subject to a possible reduction in the number of shares received, an extension of the date on which shares are to be delivered, or other modifications or cancellation of the plan in certain circumstances. The prepaid amount has been reflected as a reduction of our stockholders’ equity as of June 30, 2008. There was no effect on EPS for the three or six months ended June 30, 2008 as a result of entering into this agreement.

Note 9.	Subsequent Event

On July 21, 2008, we announced that we received an unsolicited proposal from Roche to acquire all of the outstanding shares of our stock not owned by Roche at a price of $89.00 in cash per share. Roche’s ownership percentage of our outstanding shares was 55.9% as of June 30, 2008 and 55.6% as of July 31, 2008. A special committee of our Board of Directors, composed of the independent directors, has been formed to review, evaluate, and, in the special committee’s discretion, negotiate and recommend or not recommend the proposal. The Board of Directors has resolved that it will not recommend any possible transaction with Roche without the prior favorable recommendation of such transaction by the special committee. The outcome of the process has not been pre-determined, and there can be no assurance that the special committee will approve any transaction with Roche.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Genentech, Inc.

We have reviewed the condensed consolidated balance sheet of Genentech, Inc. as of June 30, 2008, and the related condensed consolidated statements of income for the three-month and six-month periods ended June 30, 2008 and 2007 and cash flows for the six-month periods ended June 30, 2008 and 2007. These financial statements are the responsibility of the Company’s management.

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
July 30, 2008

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

GENENTECH, INC.
FINANCIAL REVIEW

Overview

The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Consolidated Financial Statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2007.

The Company

Genentech is a leading biotechnology company that discovers, develops, manufactures, and commercializes medicines for patients with significant unmet medical needs. We commercialize multiple biotechnology products and also receive royalties from companies that are licensed to market products based on our technology.

Major Developments During the Second Quarter of 2008

We primarily earn revenue and income and generate cash from product sales and royalty revenue. In the second quarter of 2008, our total operating revenue was $3,236 million, an increase of 8% from $3,004 million in the second quarter of 2007. Our net income for the second quarter of 2008 was $782 million, an increase of 5% from $747 million in the second quarter of 2007. In the first six months of 2008, our total operating revenue was $6,299 million, an increase of 8% from $5,847 million in the first six months of 2007. Our net income for the first six months of 2008 was $1,764 million, an increase of 21% from $1,453 million in the first six months of 2007.

On April 14, 2008, we and Biogen Idec announced that OLYMPUS, a Phase II/III study of Rituxan for primary-progressive multiple sclerosis (PPMS), did not meet its primary endpoint as measured by the time to confirmed disease progression during the 96-week treatment period. However, we did observe evidence of biologic activity in a subset of patients. We will continue to analyze the results of the study with Biogen Idec and expect to submit the data for presentation at an upcoming medical meeting.

On April 20, 2008, we announced an update to the previously reported results from B017704, the Roche-sponsored international Phase III clinical study of Avastin in combination with gemcitabine and cisplatin chemotherapy in patients with advanced, non-squamous, non-small cell lung cancer (NSCLC). The update confirmed the clinically and statistically significant improvement in the primary endpoint of progression-free survival (PFS) for the two different doses of Avastin studied in the trial (15 mg/kg/every-three-weeks and 7.5 mg/kg/every-three-weeks) compared to chemotherapy alone. The study did not demonstrate a statistically significant prolongation of overall survival, a secondary endpoint, for either dose in combination with gemcitabine and cisplatin chemotherapy compared to chemotherapy alone. Median survival of patients in all arms of the study exceeded one year, which is longer than previously reported survival times in this indication.

On April 24, 2008, we announced that the California Supreme Court overturned the award of $200 million in punitive damages to COH but upheld the award of $300 million in compensatory damages resulting from a contract dispute brought by COH. The punitive damages were part of a 2004 decision of the California Court of Appeal, which upheld a 2002 Los Angeles County Superior Court jury verdict awarding these amounts. As a result of the California Supreme Court decision, we reversed a $300 million net litigation accrual related to the punitive damages and accrued interest, which was recorded as “Special items: litigation-related” in our Condensed Consolidated Statements of Income for the first quarter and first six months of 2008. We paid $476 million to COH in the second quarter of 2008, reflecting the amount of compensatory damages awarded, plus interest thereon from the date of the original decision in 2002.

On April 29, 2008, we announced that EXPLORER, the Phase II/III study of Rituxan for systemic lupus erythematosus (SLE, commonly called lupus), did not meet its primary endpoint, defined as the proportion of Rituxan treated patients who achieved a major clinical response (MCR) or partial clinical response (PCR), measured by the British Isles Lupus Assessment Group (BILAG), a lupus activity response index, compared to placebo at 52 weeks. The study also did not meet any of the six secondary endpoints.

On June 11, 2008, we announced that we settled the patent litigation with MedImmune involving the Cabilly patent. The settlement resolves disputed issues with respect to MedImmune’s marketed product Synagis® as well as a related product for which MedImmune is seeking regulatory approval. The settlement also permits MedImmune to obtain licenses for certain additional pipeline products under the Cabilly patent family.

On July 21, 2008, we announced that we received an unsolicited proposal from Roche to acquire all of the outstanding shares of our stock not owned by Roche at a price of $89.00 in cash per share. Roche’s ownership percentage of our outstanding shares was 55.9% as of June 30, 2008 and 55.6% as of July 31, 2008. A special committee of our Board of Directors, composed of the independent directors, has been formed to review, evaluate, and, in the special committee’s discretion, negotiate and recommend or not recommend the proposal. The Board of Directors has resolved that it will not recommend any possible transaction with Roche without the prior favorable recommendation of such transaction by the special committee. The outcome of the process has not been pre-determined, and there can be no assurance that the special committee will approve any transaction with Roche.

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

•
We face significant competition in the diseases of interest to us from pharmaceutical and biotechnology companies. The introduction of new competitive products or follow-on biologics, new information about existing products, and pricing and distribution decisions by us or our competitors may result in lost market share for us, reduced utilization of our products, lower prices, and/or reduced product sales, even for products protected by patents. We monitor the competitive landscape and develop strategies in response to new information.

•
Our long-term business growth depends upon our ability to continue to successfully develop and commercialize important novel therapeutics to treat unmet medical needs. We recognize that the successful development of pharmaceutical products is highly difficult and uncertain, and that it will be challenging for us to continue to discover and develop innovative treatments. Our business requires significant investment in R&D over many years, often for products that fail during the R&D process. Once a product receives FDA approval, it remains subject to ongoing FDA regulation, including changes to the product label, new or revised regulatory requirements for manufacturing practices, written advisement to physicians, and product recalls or withdrawals.

•
Our business model requires appropriate pricing and reimbursement for our products to offset the costs and risks of drug development. Some of the pricing and distribution of our products have received negative press coverage and public and governmental scrutiny. We will continue to meet with patient groups, payers, and other stakeholders in the healthcare system to understand their issues and concerns. The pricing and reimbursement environment for our products may change in the future and become more challenging due to, among other reasons, new policies of the next presidential administration or new healthcare legislation passed by congress.

•
As the Medicare and Medicaid programs are the largest payers for our products, rules related to the programs’ coverage and reimbursement continue to represent an important issue for our business. New regulations related to hospital and physician payment continue to be implemented annually. As a result of the Deficit Reduction Act of 2005, new regulations became effective in the fourth quarter of 2007 that will affect the discounted price for our products paid by Medicaid and government-affiliated customers. We consider these rules as we plan our business and work to represent our point of view to the legislators and payers.

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

•
Manufacturing pharmaceutical products is difficult and complex, and requires facilities specifically designed and validated to run biotechnology production processes. Difficulties or delays in product manufacturing or in obtaining materials from our suppliers, or difficulties in accurately forecasting manufacturing capacity needs or complying with regulatory requirements, could negatively affect our business. Additionally, we have had, and may continue to have, an excess of available capacity, which could lead to idling of a portion of our manufacturing facilities, during which time we would incur unabsorbed or idle plant charges or other excess capacity charges, resulting in an increase in our COS. We use integrated demand management and manufacturing processes to optimize our production processes.

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

Rituxan (rituximab) is an anti-CD20 antibody that we commercialize with Biogen Idec. It is approved for first-line treatment of patients with follicular, CD20-positive, B-cell non-Hodgkin’s lymphoma (NHL) in combination with cyclophosphamide, vincristine, and prednisone (CVP) chemotherapy regimens or following CVP chemotherapy in patients with stable disease or who achieve a partial or complete response following first-line treatment with CVP chemotherapy. Rituxan is also approved for treatment of patients with relapsed or refractory, low-grade or follicular, CD20-positive, B-cell NHL, including retreatment and bulky diseases. Rituxan is indicated for first-line treatment of patients with diffuse large B-cell, CD20-positive NHL in combination with cyclophosphamide, doxorubicin, vincristine, and prednisone (CHOP) or other anthracycline-based chemotherapy. Rituxan is also indicated for use in combination with methotrexate to reduce signs and symptoms and slow the progression of structural damage in adult patients with moderate-to-severe rheumatoid arthritis (RA) who have had an inadequate response to one or more tumor necrosis factor (TNF) antagonist therapies.

Herceptin (trastuzumab) is a humanized anti-HER2 antibody approved for treatment of patients (who have tumors that overexpress the HER2 protein) with node-positive or node-negative (Estrogen Receptor/Progesterone Receptor negative or with one high-risk feature) BC as part of an adjuvant treatment regimen containing 1) doxorubicin, cyclophosphamide, and either paclitaxel or docetaxel; 2) docetaxel and carboplatin and as a single agent following multi-modality anthracycline-based therapy. It is also approved for use as a first-line therapy in combination with paclitaxel and as a single agent in patients who have received one or more chemotherapy regimens for metastatic disease.

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

Activase (alteplase) is a tissue-plasminogen activator (t-PA) approved for the treatment of acute myocardial infarction (heart attack), acute ischemic stroke (blood clots in the brain) within three hours of the onset of symptoms, and acute massive pulmonary embolism (blood clots in the lungs).

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

Loss Contingencies

We are currently, and have been, involved in certain legal proceedings, including licensing and contract disputes, shareholder lawsuits, and other matters. See Note 5, “Contingencies,” in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information on these matters. We assess the likelihood of any adverse judgments or outcomes for these legal matters as well as potential ranges of probable losses. We record an estimated loss as a charge to income if we determine that, based on information available at the time, the loss is probable and the amount of loss can be reasonably estimated. The nature of these matters is highly uncertain and subject to change; as a result, the amount of our liability for certain of these matters could exceed or be less than the amount of our current estimates, depending on the final outcome of these matters. An outcome of such matters that differs from our current estimates could have a material effect on our financial position or our results of operations in any one quarter.

Revenue Recognition–Avastin U.S. Product Sales and Patient Assistance Program

In February 2007, we launched the Avastin Patient Assistance Program, which is a voluntary program that enables eligible patients who have received 10,000 mg of Avastin in a 12-month period to receive free Avastin in excess of the 10,000 mg during the remainder of the 12-month period. Based on the current wholesale acquisition cost, the 10,000 mg is valued at $55,000 in gross revenue. Eligible patients include those who are being treated for an FDA-approved indication and who meet the financial eligibility requirements for this program. The program is available for eligible patients who enroll, regardless of whether they are insured. We defer a portion of our gross Avastin product sales revenue to reflect our estimate of the commitment to supply free Avastin to eligible patients who elect to enroll in the program.

In order to estimate the amount of free Avastin to be provided to patients under the Avastin Patient Assistance Program, we need to estimate several factors, most notably: the number of patients who are currently being treated for FDA-approved indications and the start date for their treatment regimen, the extent to which patients may elect to enroll in the program, the number of patients who will meet the financial eligibility requirements of the program, and the duration and extent of treatment for the FDA-approved indications, among other factors. We have based our enrollment assumptions on physician surveys and other information that we consider relevant. We will continue to update our estimates in each reporting period as new information becomes available. If the actual results underlying this deferred revenue accounting vary significantly from our estimates, we will need to adjust these estimates. Based on these estimates, we defer a portion of Avastin revenue on product vials sold through normal commercial channels. The deferred revenue will be recognized when free Avastin vials are delivered. In the second quarter and first six months of 2008, we deferred $1 million and $2 million, respectively, of Avastin product sales, resulting in a total deferred revenue liability in connection with the Avastin Patient Assistance Program of $4 million in our Condensed Consolidated Balance Sheet as of June 30, 2008. In the first six months of 2007, we deferred $3 million of Avastin product sales in connection with the Avastin Patient Assistance Program. Usage of the Avastin Patient Assistance Program may increase with the approval of Avastin for the treatment of metastatic HER2-negative BC. As we continue to evaluate the amount of revenue to defer related to the Avastin Patient Assistance Program, we may recognize previously deferred revenue in Avastin U.S. product sales in future periods or increase the amount of revenue deferred.

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

Our rebates are based on definitive agreements or legal requirements (such as Medicaid). These rebates are primarily estimated using historical and other data, including patient usage, customer buying patterns, applicable contractual rebate rates, and contract performance by the benefit providers. Direct rebates are accrued at the time of sale and recorded as allowances against trade accounts receivable; indirect rebates (including Medicaid) are accrued at the time of sale and recorded as liabilities. Rebate estimates are evaluated quarterly and may require changes to better align our estimates with actual results. As part of this evaluation, we review changes to Medicaid legislation and state rebate contracts, changes in the level of discounts, and significant changes in product sales trends. Although rebates are accrued at the time of sale, rebates are typically paid out, on average, up to six months after the sale. We believe that our rebate allowances and accruals estimation process provides a high degree of confidence in the annual allowance amounts established. Based on our estimation, the changes in rebate allowances and accruals estimates related to prior years have not exceeded 3%. To further illustrate our sensitivity to changes in the rebate allowances and accruals process, a 10% change in our annualized rebate allowances and accruals provision experienced to date in 2008 (which is in excess of three times the level of variability that we reasonably expect to observe for rebates) would have an approximate $20 million unfavorable effect on our results (or approximately $0.01 per share). The total rebate allowances and accruals recorded in our Condensed Consolidated Balance Sheets were $78 million as of June 30, 2008 and $70 million as of December 31, 2007.

At the time of sale, we record product returns allowances based on our best estimate of the portion of sales that will be returned by our customers in the future. Product returns allowances are established in accordance with our returns policy, which allows buyers to return our products with two months or less remaining prior to product expiration and up to six months following product expiration. As part of the estimating process, we compare historical return data to the related sales on a production lot basis. Historical rates of return are then determined by product and may be adjusted for known or expected changes in the marketplace. Actual annual product returns processed were less than 0.5% of gross product sales in all periods between 2005 and 2007, while annual provisions for expected future product returns were less than 1% of gross product sales in all such periods. Although product returns allowances are recorded at the time of sale, the majority of the returns are expected to occur within two years of sale. Therefore, our provisions for product returns allowances may include changes in the estimate for a prior period due to the lag time. However, to date such changes have not been material. For example, in 2007, changes in estimates related to prior years were approximately 0.3% of 2007 gross product sales. To illustrate our sensitivity to changes in the product returns allowances, if we were to experience an adjustment rate of 0.5% of 2007 gross product sales, which is nearly twice the level of annual variability that we have historically observed for product returns, that change in estimate would likely have an unfavorable effect of approximately $50 million (or approximately $0.03 per share) on our results of operations. Product returns allowances recorded in our Condensed Consolidated Balance Sheets were $87 million as of June 30, 2008 and $60 million as of December 31, 2007.

All of the aforementioned categories of allowances and accruals are evaluated quarterly and adjusted when trends or significant events indicate that a change in estimate is appropriate. Such changes in estimate could materially affect our results of operations or financial position; however, to date they have not been material. It is possible that we may need to adjust our estimates in future periods. Our Condensed Consolidated Balance Sheets reflected estimated product sales allowance reserves and accruals totaling $214 million as of June 30, 2008 and $176 million as of December 31, 2007.

Royalties

For substantially all of our agreements with licensees, we estimate royalty revenue and royalty receivables in the period the royalties are earned, which is in advance of collection. Royalties from Roche, which are approximately 60% of our total royalty revenue, are reported based on actual sales reports from Roche. Our estimates of royalty revenue and receivables from non-Roche licensees are primarily based on communication with some licensees, historical information, forecasted sales trends, and our assessment of collectibility. Differences between actual royalty revenue and estimated royalty revenue are adjusted for in the period in which they become known, typically the following quarter. Since 2005, the adjustment to our royalty revenue related to prior periods has not exceeded 1% of total annual royalty revenue. However, on a quarterly basis, adjustments related to prior quarters have been higher than 1% of total royalty revenue for the respective quarter. To further illustrate our sensitivity to the royalty estimation process, a 1% adjustment to total annual royalty revenue, which is at the upper end of the range of our historic experience, would result in an adjustment to total 2007 annual royalty revenue of approximately $25 million (or approximately $0.01 to $0.02 per share, net of any related royalty expenses).

For cases in which the collectibility of a royalty amount is doubtful, royalty revenue is not recorded in advance of payment, but is recognized as cash is received. In the case of a receivable related to previously recognized royalty revenue that is subsequently determined to be uncollectible, the receivable is reserved for by reversing the previously recorded royalty revenue in the period in which the circumstances that make collectibility doubtful are determined, and future royalties from the licensee are recognized on a cash basis until it is determined that collectibility is reasonably assured.

We have confidential licensing agreements with a number of companies under which we receive royalty revenue on sales of products that are covered by the Cabilly patent. The Cabilly patent, which expires in 2018, relates to methods that we and others use to make certain antibodies or antibody fragments, as well as cells and DNA used in those methods. The Patent Office is performing a reexamination of the patent, and on February 25, 2008 issued a final Patent Office action rejecting all the claims of the Cabilly patent. We filed our response to that final Patent Office action on June 6, 2008. On July 19, 2008, the Patent Office mailed an advisory action replying to our response and confirming the rejection of all claims of the Cabilly patent. We intend to file a notice of appeal challenging the rejection. The claims of the patent remain valid and enforceable throughout the reexamination and appeals processes. In addition, in May 2008, Centocor, Inc. filed a lawsuit against us challenging the Cabilly patent. See also Note 5, “Contingencies,” in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information on our Cabilly patent litigation and reexamination.

Cabilly patent royalties are generally due 60 days after the end of the quarter in which they are earned and recorded by us as royalty revenue. Additionally, we pay COH a percentage of our Cabilly patent royalty revenue 60 days after the quarter in which we receive payments from our licensees. As of June 30, 2008, our Condensed Consolidated Balance Sheet included Cabilly patent receivables totaling approximately $69 million and related COH payables totaling approximately $30 million.

Income Taxes

Our income tax provision is based on income before taxes and is computed using the liability method in accordance with FAS No. 109, “Accounting for Income Taxes.” Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using tax rates projected to be in effect for the year in which the differences are expected to reverse. Significant estimates are required in determining our provision for income taxes. Some of these estimates are based on interpretations of existing tax laws or regulations, or the findings or expected results from any tax examinations. Various internal and external factors may have favorable or unfavorable effects on our future effective income tax rate. These factors include, but are not limited to, changes in tax laws, regulations, and/or rates; the results of any tax examinations; changing interpretations of existing tax laws or regulations; changes in estimates of prior years’ items; past and future levels of R&D spending; acquisitions; changes in our corporate structure; and changes in overall levels of income before taxes all of which may result in periodic revisions to our effective income tax rate. For example, the effective income tax rates in the second quarter and first six months of 2008 were unfavorably affected by a $33 million settlement with the IRS for an item related to prior years. Uncertain tax positions are accounted for in accordance with FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.” We accrue tax-related interest and penalties related to uncertain tax positions, and include these items with income tax expense in the Condensed Consolidated Statements of Income.

Inventories

Inventories may include currently marketed products manufactured under a new process or at facilities awaiting regulatory licensure. These inventories are capitalized based on our judgment of probable near-term regulatory licensure. Excess or idle capacity costs, resulting from utilization below a plant’s normal capacity, are expensed in the period in which they are incurred. The valuation of inventory requires us to estimate the value of inventory that may expire prior to use or that may fail to be released for commercial sale. For example, in the second quarter of 2008, we recognized a $50 million charge related to failed lots from a manufacturing start-up campaign. The determination of obsolete inventory requires us to estimate the future demands for our products, and in the case of pre-approval inventories, to estimate the regulatory approval date for the product or for the licensure of either the manufacturing facility or the new manufacturing process. We may be required to expense previously capitalized inventory costs upon a change in our estimate, due to, among other potential factors, the denial or delay of approval of a product or the licensure of either a manufacturing facility or a new manufacturing process by the necessary regulatory bodies, or new information that suggests that the inventory will not be salable.

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

Results of Operations
(In millions, except per share amounts)

	Three Months Ended June 30,			Six Months Ended June 30,
	2008	2007	% Change	2008	2007	% Change
Product sales	$2,536	$2,443	4%	$4,915	$4,773	3%
Royalties	629	484	30	1,244	903	38
Contract revenue	71	77	(8)	140	171	(18)
Total operating revenue	3,236	3,004	8	6,299	5,847	8

Cost of sales	441	429	3	831	821	1
Research and development	649	603	8	1,266	1,213	4
Marketing, general and administrative	559	532	5	1,076	1,023	5
Collaboration profit sharing	313	277	13	592	529	12
Recurring amortization charges related to redemption and acquisition	43	26	65	86	52	65
Special items: litigation-related	2	13	(85)	(300)	26	*
Total costs and expenses	2,007	1,880	7	3,551	3,664	(3)

Operating income	1,229	1,124	9	2,748	2,183	26

Other income (expense):
Interest and other income, net	93	75	24	166	149	11
Interest expense	(15)	(17)	(12)	(32)	(35)	(9)
Total other income, net	78	58	34	134	114	18

Income before taxes	1,307	1,182	11	2,882	2,297	25
Income tax provision	525	435	21	1,118	844	32
Net income	$782	$747	5	$1,764	$1,453	21

Earnings per share:
Basic	$0.74	$0.71	4%	$1.68	$1.38	22%
Diluted	$0.73	$0.70	4	$1.65	$1.36	21

Cost of sales as a % of product sales	17%	18%		17%	17%
Research and development as a % of operating revenue	20	20		20	21
Marketing, general and administrative as a % of operating revenue	17	18		17	17

Pretax operating margin	38%	37%		44%	37%

Effective income tax rate	40%	37%		39%	37%
________________________
*	Calculation not meaningful.
Percentages in this table and throughout the discussion and analysis of our financial condition and results of operations may reflect rounding adjustments.

Total Operating Revenue

Total operating revenue increased 8% in the second quarter and first six months of 2008 from the comparable periods in 2007. These increases were primarily due to higher product sales and royalty revenue, and are discussed below.

Total Product Sales
(In millions)

	Three Months Ended June 30,			Six Months Ended June 30,
	2008	2007	% Change	2008	2007	% Change
Net U.S. product sales
Avastin	$650	$564	15%	$1,250	$1,097	14%
Rituxan	651	582	12	1,255	1,117	12
Herceptin	338	329	3	678	640	6
Lucentis	216	209	3	414	420	(1)
Xolair	129	120	8	246	231	6
Tarceva	119	102	17	230	203	13
Nutropin products	89	94	(5)	173	185	(6)
Thrombolytics	68	67	1	135	135	0
Pulmozyme	63	55	15	120	107	12
Raptiva	28	27	4	54	51	6
Total U.S. product sales(1)	2,351	2,149	9	4,556	4,186	9

Net product sales to collaborators	185	294	(37)	359	587	(39)
Total product sales	$2,536	$2,443	4	$4,915	$4,773	3

______________________
(1)	The totals may not appear to equal the sum of the individual line items due to rounding.

Total product sales increased 4% in the second quarter and 3% in the first six months of 2008 from the comparable periods in 2007. Total U.S. product sales increased 9% to $2,351 million in the second quarter and 9% to $4,556 million in the first six months of 2008 from the comparable periods in 2007. The increases in U.S. sales were due to higher sales across most products, in particular higher sales of our oncology products. Increased U.S. sales volume accounted for 65%, or $131 million, of the increase in U.S. net product sales in the second quarter of 2008, and 67%, or $247 million, of the increase in the first six months of 2008. Changes in net U.S. sales prices across the majority of products in the portfolio accounted for most of the remainder of the increases in U.S. net product sales in the second quarter and first six months of 2008.

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

Avastin

Net U.S. sales of Avastin increased 15% to $650 million in the second quarter and 14% to $1,250 million in the first six months of 2008 from the comparable periods in 2007. Net U.S. sales in the second quarter and first six months of 2008 excluded net revenue of $1 million and $2 million, respectively that was deferred in connection with our Avastin Patient Assistance Program. The increases in sales were primarily due to increased use of Avastin for first-line treatment of metastatic BC, which received accelerated approval from the FDA in the first quarter of 2008, and for first-line treatment of metastatic NSCLC.

Avastin received accelerated approval on February 22, 2008 for use in combination with paclitaxel chemotherapy for patients who have not received prior chemotherapy for metastatic HER2-negative BC. For first-line treatment of metastatic HER2-negative BC patients, we estimate that Avastin penetration in the second quarter of 2008 was approximately 35%, an increase from the rate of adoption in the second quarter of 2007 and the first quarter of 2008. With respect to dose, the percentage of metastatic BC patients receiving the high dose of Avastin, defined as 5 mg/kg/weekly-equivalent, remained approximately 75% in the second quarter of 2008, in-line with the first quarter of 2008. The U.S. labeled dose of Avastin in metastatic BC is 10 mg/kg, administered intravenously every two weeks. Data from AVADO, the Roche-sponsored, placebo-controlled Phase III trial, was presented at the American Society of Clinical Oncology (ASCO) annual meeting in June 2008. In the AVADO study, two dose levels of Avastin, a 7.5 mg/kg/every-three-weeks dose and a 15 mg/kg/every-three-week dose, in combination with docetaxel chemotherapy, showed a statistically significant improvement in PFS and response rate compared to docetaxel chemotherapy alone. While the study was not designed to detect a difference between the Avastin doses, positive trends towards the higher dose were seen across the primary and secondary end points. The overall survival data for AVADO is anticipated in the first half of 2009. No new safety signals were detected in this study. We are required to submit the results of the AVADO study and RIBBON I, a Phase III study in first-line metastatic BC, to the FDA by mid-2009 for the FDA to consider converting the accelerated approval into a full approval. The RIBBON I study results are expected later this year, with a primary endpoint of PFS.

For first-line treatment of metastatic NSCLC patients, among the approximately 50% to 60% of patients with first-line metastatic lung cancer who are eligible for Avastin therapy, we estimate that penetration in the second quarter of 2008 was approximately 65%, an increase from approximately 60% reported in previous quarters. With respect to dose, the percentage of lung cancer patients receiving the high dose of Avastin, defined as at least 5 mg/kg/weekly-equivalent, was approximately 70% in the second quarter of 2008, in-line with the second quarter of 2007 and the first quarter of 2008. The labeled dose of Avastin in lung cancer is 15 mg/kg, administered intravenously every three weeks. However, we expect dose in metastatic NSCLC to continue to be a source of uncertainty for Avastin. The Roche-sponsored BO17704 study, which was presented at the ASCO annual meeting in June 2007, evaluated a 15 mg/kg/every-three-weeks dose of Avastin (the dose approved in the U.S. for use in combination with carboplatin and paclitaxel) and a 7.5 mg/kg/every-three-weeks dose of Avastin (a dose not approved for use in the U.S.) in combination with gemcitabine and cisplatin chemotherapy compared to chemotherapy alone in patients with previously untreated, advanced NSCLC. Both doses met the primary endpoint of prolonging PFS compared to chemotherapy alone. Although the study was not designed to compare the Avastin doses, a similar treatment effect in PFS was observed between the two arms. On April 20, 2008, we announced that the study did not demonstrate a statistically significant prolongation of overall survival, a secondary endpoint, for either dose in combination with gemcitabine and cisplatin chemotherapy compared to chemotherapy alone. Median survival of patients in all arms of the study exceeded one year, which is longer than previously reported survival times in this indication. Based on these results, additional physicians may adopt Avastin at the lower dose of 7.5 mg/kg/every-three-weeks or choose not to prescribe Avastin.

In both first- and second-line treatment of metastatic colorectal cancer (CRC), penetration in the second quarter of 2008 increased from the second quarter of 2007, but was in-line compared to the first quarter of 2008.

At the ASCO meeting in June 2008, we also presented data on our adjuvant colon cancer study, C-08, sponsored by the National Cancer Institute and conducted by the National Surgical Adjuvant Breast and Bowel Project (NSABP). The preliminary safety analysis showed no new or unexpected safety events in the Avastin arm and supports the decision by the NSABP to continue the study as planned. We expect the NSABP to conduct an interim analysis of the study in the fourth quarter of 2008, and if the study continues past the interim analysis, we expect the final analysis in 2009.

In the second quarter of 2008, we and Roche distributed a Dear Healthcare Provider Letter describing the previously reported findings of microangiopathic hemolytic anemia (MAHA) in patients treated with Avastin and Sutent® in two metastatic renal cell cancer trials, an investigator sponsored trial and the SABRE-R clinical trial. The events were reversible upon discontinuation of Avastin and Sutent®, and to date, MAHA has been observed in Avastin treatment only when it is combined with Sutent®. All of our SABRE studies evaluating this combination have been discontinued.

Rituxan

Net U.S. sales of Rituxan increased 12% to $651 million in the second quarter and 12% to $1,255 million in the first six months of 2008 from the comparable periods in 2007. In the oncology setting, sales growth continues to be driven primarily by use of Rituxan following first-line therapy in indolent NHL. Overall adoption of Rituxan in other areas of NHL and chronic lymphocytic leukemia, an unapproved indication, remained stable compared to the second quarter of 2007.

In the RA setting, the primary driver of growth was an increased share of patients who have failed anti-TNF therapies. It remains difficult to precisely determine the sales split between Rituxan use in oncology and immunology settings since many treatment centers treat both types of patients. In June 2008, we received a report of a fatal progressive multifocal leukoencephalopathy (PML) case in a patient who received Rituxan in the REFLEX trial and extension study for Rituxan in RA. The final course of Rituxan was completed 18 months prior to the development of PML and the patient had multiple confounding factors associated with immunosuppression. Immunology investigators have been informed, and we will continue to work with the FDA to discuss what additional steps need to be taken.

On April 14, 2008, we and Biogen Idec announced that OLYMPUS, a Phase II/III study of Rituxan for PPMS, did not meet its primary endpoint as measured by the time to confirmed disease progression during the 96-week treatment period. We observed biologic activity in a subset of patients, and will continue to analyze the results of the study with Biogen Idec and will submit the data for presentation at an upcoming medical meeting.

On April 29, 2008, we announced that EXPLORER, the Phase II/III study of Rituxan for SLE, did not meet its primary endpoint defined as the proportion of Rituxan treated patients who achieved a MCR or PCR measured by BILAG, a lupus activity response index, compared to placebo at 52 weeks. The study also did not meet any of the six secondary endpoints. Our market research indicates that approximately one percent of U.S. Rituxan sales are attributable to Rituxan use in the lupus setting (an unapproved use).

Herceptin

Net U.S. sales of Herceptin increased 3% to $338 million in the second quarter and 6% to $678 million in the first six months of 2008 from the comparable periods in 2007. The sales growth was primarily due to price increases in 2008 and 2007 and increased use of Herceptin in the treatment of early-stage HER2-positive BC. We estimate that Herceptin penetration in the adjuvant setting was approximately 85% in the second quarter of 2008, an increase from the second quarter of 2007. In first-line treatment of metastatic HER2-positive BC patients, Herceptin penetration was approximately 75% for the second quarter of 2008, an increase from the second quarter of 2007.

On May 22, 2008, the FDA approved two additional label expansions for Herceptin in HER2-positive, adjuvant BC. One of the label expansions added the use of a new treatment option with Herceptin in combination with docetaxel and carboplatin chemotherapies, which provides a shorter, less cardiotoxic regimen as an alternative for some patients. The other label expansion added the use of a new treatment option with Herceptin in combination with anthracycline, cyclophosphamide, and docetaxel chemotherapies.

Lucentis

Net U.S. sales of Lucentis increased 3% to $216 million in the second quarter and decreased 1% to $414 million in the first six months of 2008 from the comparable periods in 2007. The launch of improved patient access programs in March 2008, a revised promotional campaign, and enhanced distribution options for Lucentis that began in May 2008, along with a more stable market environment, contributed to the sales growth in the second quarter of 2008. We believe that the percentage of newly diagnosed patients who were treated with Lucentis during the second quarter of 2008 was approximately 45% compared to approximately 40% during the first quarter of 2008 and 55% during the second quarter of 2007. Although sales increased in the second quarter of 2008, it is difficult to interpret a sales trend during a period that has a change in distribution, and while the continued unapproved use of Avastin and reimbursement concerns from retinal specialists remain challenges.

Xolair

Net U.S. sales of Xolair increased 8% to $129 million in the second quarter and 6% to $246 million in the first six months of 2008 from the comparable periods in 2007.

On April 10, 2008, we and Novartis announced that a Phase III study evaluating Xolair in patients 6 to 11 years of age with moderate-to-severe, persistent, inadequately controlled allergic asthma met its primary endpoint, demonstrating a statistically significant reduction in exacerbations in Xolair-treated patients compared to placebo treated patients, with no new safety signals reported. We will work with Novartis to evaluate the complete study results, including feedback from the FDA, to determine the next steps.

Tarceva

Net U.S. sales of Tarceva increased 17% to $119 million in the second quarter and 13% to $230 million in the first six months of 2008 from the comparable periods in 2007. The sales growth was primarily due to price increases in 2008 and 2007 and lower return reserve requirements in the second quarter and first six months of 2008. We estimate that Tarceva penetration in second-line treatment of NSCLC in the second quarter of 2008 remained stable at approximately 30% compared to the same period in 2007. In the first-line pancreatic cancer setting, we estimate that Tarceva penetration in the second quarter of 2008 was approximately 40%, an increase from the second quarter of 2007.

Nutropin Products

Combined net U.S. sales of our Nutropin products decreased 5% to $89 million in the second quarter and 6% to $173 million in the first six months of 2008 from the comparable periods in 2007.

Thrombolytics

Combined net U.S. sales of our three thrombolytics products—Activase, Cathflo Activase, and TNKase—increased 1% to $68 million in the second quarter and remained flat in the first six months of 2008 from the comparable periods in 2007. Sales in the second quarter and first six months of 2008 were favorably affected by price increases in 2008 and 2007 and increases in sales volume. However, these increases were offset by increased product return reserve requirements.

Pulmozyme

Net U.S. sales of Pulmozyme increased 15% to $63 million in the second quarter and 12% to $120 million in the first six months of 2008 from the comparable periods in 2007.

Raptiva

Net U.S. sales of Raptiva increased 4% to $28 million in the second quarter and 6% to $54 million in the first six months of 2008 from the comparable periods in 2007.

Sales to Collaborators

Product sales to collaborators, which were for non-U.S. markets, decreased 37% to $185 million in the second quarter and 39% to $359 million in the first six months of 2008 from the comparable periods in 2007. The decreases were primarily due to the quarterly timing of Herceptin and Avastin sales to Roche. For 2008, we forecast sales to collaborators to increase by approximately 10% to 15% over 2007 with quarterly fluctuations due to the timing of the production and order plan.

Herceptin sales to Roche since the third quarter of 2006 reflect more favorable pricing terms that were part of the supply agreement with Roche signed at that time. These favorable pricing terms will continue through the end of 2008.

Royalties

Royalty revenue increased 30% to $629 million in the second quarter and 37% to $1,244 million in the first six months of 2008 from the comparable periods in 2007. Excluding the effect of a collaboration agreement in the second quarter of 2007, which resulted in one-time royalty revenue of approximately $65 million in that quarter, royalty revenue increased 50% in the second quarter and 48% in the first six months of 2008 from the comparable periods in 2007. The majority of the increases were due to higher sales by Roche of our Avastin, Herceptin, and Rituxan products, and higher sales by Novartis of our Lucentis product. In addition, approximately $40 million of the increase in the second quarter of 2008 and approximately $85 million of the increase in the first six months of 2008 was due to net foreign-exchange-related benefits from the weaker U.S. dollar during these periods compared to the same periods of 2007. Royalty revenue for the first six months of 2008 also included approximately $20 million of net adjustments increasing royalty revenue due to changes in estimates for amounts reported in 2007, compared to immaterial amounts of such net adjustments recorded in the first six months of 2007.

Cash flows from royalty income include revenue denominated in foreign currencies. We currently enter into foreign currency option contracts (options) and forwards to hedge a portion of these foreign currency cash flows. These existing options and forwards are due to expire between 2008 and 2010, and we expect to continue to enter into similar contracts in accordance with our hedging policy.

Of the overall royalties received, royalties from Roche represented approximately 62% in the second quarter and 61% in the first six months of 2008 compared to approximately 58% in the second quarter and 60% in the first six months of 2007. Royalties from other licensees included royalty revenue on our patent licenses, including our Cabilly patent, as discussed below.

We have confidential licensing agreements with a number of companies under which we receive royalty revenue on sales of products covered by the Cabilly patent. The Cabilly patent expires in December 2018, but is the subject of litigation and an ongoing reexamination, and an appeals process. The net pretax contributions related to the Cabilly patent were as follows (in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Royalty revenue	$75	$46	$159	$108

Gross expenses(1)	$35	$27	$71	$57

Net of tax effect of Cabilly patent on diluted EPS	$0.02	$0.01	$0.05	$0.03
______________________
(1)	Gross expenses include COH’s share of royalty revenue and royalty COS on our U.S. product sales.

See also Note 5, “Contingencies,” in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information on our Cabilly patent litigation and reexamination.

Royalties are difficult to forecast because of the number of products involved, the availability of licensee sales data, potential contractual and intellectual property disputes, and the volatility of foreign currency exchange rates. For 2008, we forecast royalty revenue to grow approximately 20% to 30% relative to 2007, but a number of factors could affect these results. Higher than forecasted licensed product sales could positively affect royalty revenue. However, royalty revenue growth could be negatively affected by a number of factors, including the strengthening of the U.S. dollar, lower than expected sales of licensees’ products, the termination of licenses, changes to the terms of contracts under which licenses have been granted, or the failure of licensees to meet their contractual payment obligations for any reason, including an adverse decision or ruling in litigation involving the Cabilly patent, the Cabilly patent reexamination or related proceedings.

Contract Revenue

Contract revenue decreased 8% to $71 million in the second quarter and 18% to $140 million in the first six months of 2008 from the comparable periods in 2007. The decreases were mainly due to lower reimbursements from Roche related to R&D efforts on Avastin. The decrease in the first six months of 2008 was also due to the receipt of a milestone payment from Novartis Pharma AG in the first quarter of 2007 related to European Union approval of Lucentis. Contract revenue in the second quarter and first six months of 2008 included manufacturing service payments related to Xolair, which Novartis pays us as a result of our acquisition of Tanox, and our share of European profits related to Xolair. See “Related Party Transactions” below for more information on contract revenue from Roche and Novartis.

For 2008, we forecast contract revenue to remain relatively flat compared to 2007. However, contract revenue varies each quarter and is dependent on a number of factors, including the timing and level of reimbursements from ongoing development efforts, milestones, opt-in payments received, new contract arrangements, and foreign currency exchange rates.

Cost of Sales

Cost of sales (COS) as a percentage of product sales was 17% in the second quarter and first six months of 2008 compared to 18% in the second quarter and 17% in the first six months of 2007. COS as a percentage of product sales during the second quarter and first six months of 2008 was favorably affected by a decreased volume of lower margin sales to collaborators. However, COS for these periods included a $50 million charge related to failed lots from a manufacturing start-up campaign at one of our facilities, as well as smaller charges related to the ongoing effect of our Voluntary Severance Program (VSP) and excess manufacturing capacity in our manufacturing network. The VSP gave certain manufacturing employees the opportunity to voluntarily resign from the company in exchange for a severance package. For the first six months of 2008, compensation charges related to the VSP included in COS were $27 million. Since a substantial majority of the employees enrolled under the VSP departed during the first six months of 2008, the remaining charges that will be recorded in the second half of 2008 are not expected to have a material effect on our results of operations.

Research and Development

Research and development (R&D) expenses increased 8% to $649 million in the second quarter and 4% to $1,266 million in the first six months of 2008 from the comparable periods in 2007. The higher levels of expenses in the second quarter and first six months of 2008 reflected increased development activity mainly as a result of collaboration arrangements entered into in 2007, increased clinical manufacturing expenses, and higher research expenses. The increases in R&D expenses were offset by a reduction of in-licensing expenses of approximately $140 million in the first six months of 2008 compared to the first six months of 2007, due to significant new collaborations entered into during the first six months of 2007. R&D as a percentage of operating revenue was 20% in the second quarter and first six months of 2008 compared to 20% in the second quarter and 21% in the first six months of 2007.

Marketing, General and Administrative

Marketing, general and administrative (MG&A) expenses increased 5% to $559 million in the second quarter and 5% to $1,076 million in the first six months of 2008 from the comparable periods in 2007. These increases were primarily due to an increase in royalty expense, primarily to Biogen Idec, resulting from higher Roche sales of Rituxan. MG&A as a percentage of operating revenue was 17% in the second quarter and in the first six months of 2008 compared to 18% in the second quarter and 17% in the first six months 2007.

Collaboration Profit Sharing

Collaboration profit sharing expenses increased 13% to $313 million in the second quarter and 12% to $592 million in the first six months of 2008 from the comparable periods in 2007, primarily due to higher sales of Rituxan and Tarceva.

The following table summarizes the amounts resulting from the respective profit sharing collaborations for the periods presented (in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2008	2007	% Change	2008	2007	% Change
U.S. Rituxan profit sharing expense	$213	$188	13%	$404	$354	14%
U.S. Tarceva profit sharing expense	52	40	30	99	79	25
Total Xolair profit sharing expense	48	49	(2)	89	96	(7)
Total collaboration profit sharing expense	$313	$277	13	$592	$529	12

We and Novartis share the U.S. and European operating profits for Xolair according to prescribed profit sharing percentages. Generally, we evaluate whether we are a net recipient or payor of funds on an annual basis in our cost and profit sharing arrangements. Net amounts received on an annual basis under such arrangements are classified as contract revenue, and net amounts paid on an annual basis are classified as profit sharing expense. With respect to the U.S. operating results, for the full year in 2007 we were a net payor to Novartis, and for the full year in 2008 we similarly anticipate being a net payor to Novartis. As a result, for the second quarters and first six months of 2008 and 2007, the portion of the U.S. operating results that we owed to Novartis was recorded as collaboration profit sharing expense. With respect to the European operating results, for the full year in 2007 we were a net payor to Novartis, and for the full year in 2008 we anticipate being a net recipient from Novartis. As a result, for the second quarter and first six months of 2008, the portion of the European operating results that Novartis owed us was recorded as contract revenue. For the same periods in 2007, however, our portion of the European operating results was recorded as collaboration profit sharing expense. Effective with our acquisition of Tanox on August 2, 2007, Novartis also makes additional profit sharing payments to us on U.S. sales of Xolair, which reduces our profit sharing expense.

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

Collaboration profit sharing expense, exclusive of R&D expenses, related to Biogen Idec for the periods ended June 30, 2008 and 2007 consisted of the following (in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2008	2007	% Change	2008	2007	% Change
Product sales, net	$651	$582	12%	$1,255	$1,117	12%
Combined commercial costs and expenses	150	146	3	294	276	7
Combined co-promotion profits	$501	$436	15	$961	$841	14
Amount due to Biogen Idec for their share of co-promotion profits–included in collaboration profit sharing expense	$213	$188	13%	$404	$354	14%

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

Total revenue and expenses related to our collaboration with Biogen Idec included the following (in millions):

	Three Months Ended June 30,				Six Months Ended June 30,
	2008	2007	% Change		2008	2007	% Change
Contract revenue from Biogen Idec (R&D reimbursement)	$32	$34	(6	) %	$65	$55	18%

Co-promotion profit sharing expense	$213	$188	13%		$404	$354	14%

Royalty expense on sales of Rituxan outside the U.S. and other patent costs–included in MG&A expenses	$76	$51	49%		$144	$107	35%

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

We recorded recurring charges related to the amortization of intangibles associated with the Redemption and our acquisition of Tanox. These charges were $43 million in the second quarter of 2008 and $86 million in the first six months of 2008, and were $26 million in the second quarter and $52 million in the first six months of 2007.

Special Items: Litigation-Related

The California Supreme Court heard our appeal on the COH matter on February 5, 2008, and on April 24, 2008 overturned the award of $200 million in punitive damages to COH but upheld the award of $300 million in compensatory damages. As a result of the California Supreme Court decision, we reversed a $300 million net litigation accrual related to the punitive damages and accrued interest, which we recorded as “Special items: litigation related” in our Condensed Consolidated Statements of Income for the first quarter and first six months of 2008. In the second quarter and first six months of 2007, we recorded accrued interest and bond costs on both the compensatory and punitive damages totaling $13 million and $26 million, respectively. See Note 5, “Contingencies,” in the Notes to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information regarding the COH litigation.

Operating Income

Operating income was $1,229 million in the second quarter of 2008, a 9% increase from the second quarter of 2007, and $2,748 million in the first six months of 2008, a 26% increase from the comparable period in 2007. Our operating income as a percentage of operating revenue (pretax operating margin) was 38% in the second quarter of 2008 and 37% in the second quarter of 2007, and was 44% in the first six months of 2008 and 37% in the first six months of 2007.

Other Income (Expense)

The components of “Other income (expense)” were as follows (in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2008	2007	% Change	2008	2007	% Change
Gains on sales of biotechnology equity securities, net	$43	$4	975%	$45	$12	275%
Write-downs of biotechnology debt and equity securities	(1)	–	–	(1)	(4)	(75)
Interest income(1)	51	70	(27)	118	140	(16)
Interest expense	(15)	(17)	(12)	(32)	(35)	(9)
Other miscellaneous income	–	1	(100)	4	1	300
Total other income, net	$78	$58	34	$134	$114	18
______________________
(1)
Interest income includes interest and dividend income, bond-related amortization, realized gains and losses on available-for-sale securities and trading securities, and changes in unrealized gains and losses on trading securities.

Other income, net for the second quarter of 2008 increased 34% to $78 million from the second quarter of 2007 and increased 18% to $134 million in the first six months of 2008 compared to the same period in 2007. Gains on sales of biotechnology equity securities increased due to gains recognized as a result of the acquisitions of Millennium Pharmaceuticals, Inc. by Takeda Pharmaceutical, and Agensys, Inc. by Astellas Pharma, Inc. These gains were offset by lower interest income, mainly due to lower interest rates in the second quarter and first six months of 2008 compared to the same periods in 2007.

For 2008, we forecast “Other income, net” to be generally flat relative to 2007.

Income Tax Provision

Our effective income tax rate was 40% in the second quarter of 2008 compared to 37% in the second quarter of 2007, mainly due to a $33 million settlement with the IRS for an item related to prior years. Our effective income tax rate was 39% in the first six months of 2008 compared to 37% in the first six months of 2007, mainly due to the IRS settlement.

Financial Assets and Liabilities

On January 1, 2008, we adopted FAS 157, which established a framework for measuring fair value in GAAP and clarified the definition of fair value within that framework. FAS 157 does not require assets and liabilities that were previously recorded at cost to be recorded at fair value. For assets and liabilities that are already required to be disclosed at fair value, FAS 157 introduced, or reiterated, a number of key concepts that form the foundation of the fair value measurement approach to be used for financial reporting purposes. The fair value of our financial instruments reflects the amounts that would be received in connection with the sale of an asset or paid in connection with the transfer of a liability in an orderly transaction between market participants at the measurement date (exit price). FAS 157 also established a fair value hierarchy that prioritizes the use of inputs used in valuation techniques into the following three levels:

Level 1—quoted prices in active markets for identical assets and liabilities
Level 2—observable inputs other than quoted prices in active markets for identical assets and liabilities
Level 3—unobservable inputs

The adoption of FAS 157 did not have an effect on our financial condition or results of operations, but FAS 157 introduced new disclosures about how we value certain assets and liabilities. Much of the disclosure focuses on the inputs used to measure fair value, particularly for instances in which the measurement uses significant unobservable (Level 3) inputs. A substantial majority of our financial instruments are valued using quoted prices in active markets or are based on other observable inputs. Our Level 1 assets include cash, money market instruments, U.S. Treasury securities, marketable equity securities, and equity forwards. Level 2 assets include other government and agency securities, commercial paper, corporate bonds, asset-backed securities, municipal bonds, preferred securities, and other derivatives. Our Level 3 assets include student loan auction-rate securities and structured investment vehicle securities. As of June 30, 2008, we held $157 million of investments which were measured using Level 3 inputs, representing approximately 2% of our total fair value investment portfolio. Student loan auction-rate securities of $155 million and structured investment vehicle securities of $2 million were valued based on broker-provided valuations, which approximate fair value. In February 2008, the auction-rate securities market experienced a number of failed auctions for student loan-backed securities, such as those held by us, which severely limited the liquidity of those securities. Due to market liquidity constraints related to the failed auctions, we classified the auction-rate securities as non-current assets, consistent with the long-term maturity dates of the underlying student loans. As of June 30, 2008, we believed that the unrealized losses in the auction rate securities are temporary and that we have the ability to hold the assets to maturity. All of our auction-rate securities are AAA/Aaa-rated and are collateralized by student loans guaranteed by the U.S. government to be repaid at no less than 95% of par value. We held no auction rate securities as of December 31, 2007.

The following table sets forth the fair value of our financial assets and liabilities reported on a recurring basis, including those pledged as collateral, or restricted (in millions).

	June 30, 2008		December 31, 2007
	Assets	Liabilities	Assets	Liabilities
Cash and cash equivalents	$2,891	$–	$2,514	$–
Restricted cash	788	–	788	–
Short-term investments	1,614	–	1,461	–
Long-term marketable debt securities	1,458	–	1,674	–
Total fixed income investment portfolio	6,751	–	6,437	–

Long-term marketable equity securities	374	–	416	–
Total derivative financial instruments	28	82	30	19
Total	$7,153	$82	$6,883	$19

Liquidity and Capital Resources
(In millions)

	June 30, 2008	December 31, 2007
Unrestricted cash, cash equivalents, short-term investments, and long-term marketable debt and equity securities	$6,337	$6,065
Net receivable—equity hedge instruments	17	24
Total unrestricted cash, cash equivalents, short-term investments, long-term marketable debt and equity securities, and equity hedge instruments	$6,354	$6,089
Working capital	$6,348	$4,835
Current ratio	3.3:1	2.2:1

Total unrestricted cash, cash equivalents, short-term investments, and long-term marketable securities, including the fair value of the equity hedge instruments, was $6,354 million as of June 30, 2008, an increase of $265 million from December 31, 2007. This increase primarily reflects cash generated from operations and increases from stock option exercises, partially offset by cash used for tax payments, the COH litigation settlement payment, capital expenditures, and share repurchases. To mitigate the risk of market value fluctuations, one of our most significant biotechnology equity security holdings is hedged with forward contracts, which are carried at estimated fair value. See Note 4, “Investment Securities and Financial Instruments,” in the Notes to the Consolidated Financial Statements in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2007 for further information regarding activity in our marketable investment portfolio and derivative instruments.

In conjunction with the COH judgment in 2002, we posted a surety bond and were required to pledge cash and investments of $788 million to secure the bond, and this balance was reflected in “Restricted cash and investments” in the accompanying Condensed Consolidated Balance Sheets. Subsequent to June 30, 2008, the court completed certain administrative procedures to dismiss the case. As a result, the restrictions were lifted from the restricted cash and investments accounts, and the funds became available for use in our operations.

Cash Provided by Operating Activities

Cash provided by operating activities is primarily driven by increases in our net income. However, operating cash flows differ from net income as a result of non-cash charges or differences in the timing of cash flows and earnings recognition. Significant components of cash provided by operating activities are as follows:

Accounts payable, other accrued liabilities, and other long-term liabilities decreased $455 million in the first six months of 2008, mainly due to payments to third-party vendors, tax authorities, and employees for accrued bonus costs.

Inventories decreased $83 million in the first six months of 2008, as more products were sold than produced during the period.

Receivables and other current assets increased $59 million in the first six months of 2008. Accounts receivable—product sales increased $42 million from December 31, 2007, primarily due to increased product sales and a decrease in outstanding credit notes against accounts receivable balances as of June 30, 2008 compared to December 31, 2007, mainly due to the timing of their application. The average collection period of our accounts receivable—product sales as measured in days’ sales outstanding (DSO) was 32 days as of June 30, 2008, compared to 33 days as of December 31, 2007 and 40 days as of June 30, 2007. The decrease in DSO from the second quarter of 2007 was primarily due to the reduction in the extended payment terms that we offered to certain wholesalers in conjunction with the launch of Lucentis on June 30, 2006.

As a result of the April 24, 2008 California Supreme Court ruling on the COH matter, we reversed a $300 million net litigation accrual related to the punitive damages and accrued interest in the first six months of 2008, and we paid COH $476 million in the second quarter of 2008 for compensatory damages awarded plus interest, which reduced our cash from operations.

Cash Used in Investing Activities

Cash used in investing activities was primarily due to capital expenditures. Capital expenditures were $398 million during the first six months of 2008 compared to $475 million during the first six months of 2007. During the first six months of 2008, capital expenditures were related to construction of our fill-finish facility in Hillsboro, Oregon and our E. coli production facility in Singapore; leasehold improvements for newly constructed buildings on our South San Francisco, California campus; and purchases of equipment and information systems.

We forecast that our 2008 capital expenditures will be approximately $850 million, excluding capitalized costs related to construction costs for which we are considered to be the owner during the construction period.

In November 2006, we entered into a series of agreements with Lonza, including a supply agreement to purchase product produced by Lonza at their Singapore manufacturing facility, which is currently under construction, and a loan agreement to advance Lonza $290 million for the construction of that facility. The facility is expected to reach mechanical completion in the fourth quarter of 2008, at which time we expect to advance Lonza in excess of $200 million pursuant to the loan agreement, subject to certain conditions that are included in the loan agreement.

Cash Used in Financing Activities

Cash used in financing activities includes activity under our stock repurchase program and our employee stock plans. We used cash for stock repurchases of $256 million during the first six months of 2008 and $666 million during the first six months of 2007 pursuant to our stock repurchase program approved by our Board of Directors. We also received $228 million during the first six months of 2008 and $276 million during the first six months of 2007 related to stock option exercises and stock issuances under our employee stock purchase plan. The excess tax benefits from stock-based compensation arrangements were $32 million in the first six months of 2008 and $127 million in the first six months of 2007.

Under a stock repurchase program approved by our Board of Directors in December 2003 and most recently extended in April 2008, we are authorized to repurchase up to 150 million shares of our Common Stock for an aggregate amount of up to $10.0 billion through June 30, 2009. In this program, as in previous stock repurchase programs, purchases may be made in the open market or in privately negotiated transactions from time to time at management’s discretion. We also may engage in transactions in other Genentech securities in conjunction with the repurchase program, including certain derivative securities, although as of June 30, 2008, we had not engaged in any such transactions. We use the repurchased stock to offset dilution caused by the issuance of shares in connection with our employee stock purchase plan. Although there are currently no specific plans for the shares that may be purchased under the program, our goals for the program are: (1) to address provisions of our Affiliation Agreement with RHI related to maintaining RHI’s minimum ownership percentage, (2) to make prudent investments of our cash resources, and (3) to allow for an effective mechanism to provide stock for our employee stock purchase plans. See “Relationship with Roche Holdings, Inc.” below for more information on RHI’s minimum ownership percentage.

We enter into Rule 10b5-1 trading plans to repurchase shares in the open market during periods when trading in our stock is restricted under our insider trading policy.

In November 2007, we entered into a prepaid share repurchase arrangement with an investment bank pursuant to which we delivered $300 million to the investment bank. The prepaid amount was reflected as a reduction of our stockholders’ equity as of December 31, 2007. Under this arrangement, the investment bank delivered approximately four million shares to us on March 31, 2008.

In May 2008, we entered into a prepaid share repurchase arrangement with an investment bank pursuant to which we delivered $500 million to the investment bank. The investment bank is obligated to deliver to us, by September 30, 2008, not fewer than five million shares of our Common Stock based upon a pre-determined formula, subject to a possible reduction in the number of shares received, an extension of the date on which shares are to be delivered, or other modifications or cancellation of the plan in certain circumstances. The prepaid amount has been reflected as a reduction of our stockholders’ equity as of June 30, 2008. There was no effect on EPS for the three or six months ended June 30, 2008 as a result of entering into this agreement.

Our shares repurchased during the second quarter of 2008 were as follows (shares in millions):

	Total Number of Shares Purchased	Average Price Paid per Share
April 1–30, 2008	0.9	$74.76
May 1–31, 2008	1.5	68.77
June 1–30, 2008	1.2	73.68
Total	3.6	$71.91

As of June 30, 2008, 83 million cumulative shares had been purchased under our stock repurchase program for $6.0 billion, and a maximum of 67 million additional shares for amounts totaling up to $4.0 billion may be purchased under the program through June 30, 2009.

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

Contractual Obligations

During the first six months of 2008, we believe that there were no significant changes in our payments due under contractual obligations, as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007, except as noted in “Cash Used in Investing Activities” above.

Contingencies

We are party to various legal proceedings, including licensing and contract disputes, and other matters. See Note 5, “Contingencies,” in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information.

Relationship with Roche Holdings, Inc.

We issue shares of Common Stock in connection with our stock option and stock purchase plans, and we may issue additional shares for other purposes. Our Affiliation Agreement with RHI provides, among other things, that with respect to any issuance of our Common Stock in the future, we will repurchase a sufficient number of shares so that immediately after such issuance, the percentage of our Common Stock owned by RHI will be no lower than 2% below the “Minimum Percentage” (subject to certain conditions). The Minimum Percentage equals the lowest number of shares of Genentech Common Stock owned by RHI since its July 1999 offering of our Common Stock (to be adjusted in the future for dispositions of shares of Genentech Common Stock by RHI as well as for stock splits or stock combinations) divided by 1,018,388,704 (to be adjusted in the future for stock splits or stock combinations), which is the number of shares of Genentech Common Stock outstanding at the time of the July 1999 offering, as adjusted for stock splits. We have repurchased shares of our Common Stock since 2001 (see discussion above in “Liquidity and Capital Resources”). The Affiliation Agreement also provides that, upon RHI’s request, we will repurchase shares of our Common Stock to increase RHI’s ownership to the Minimum Percentage. In addition, RHI will have a continuing option to buy stock from us at prevailing market prices to maintain its percentage ownership interest. Under the terms of the Affiliation Agreement, RHI’s Minimum Percentage is 57.7% and RHI’s ownership percentage is to be no lower than 55.7%. RHI’s ownership percentage of our outstanding shares was 55.9% as of June 30, 2008 and 55.6% as of July 31, 2008. Future share repurchases under our share repurchase program, including the May 2008 prepaid share repurchase arrangement (see also Note 8, “Capital Stock,” in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q), may increase Roche’s ownership percentage. However, significant option exercises and stock purchases by employees could result in further dilution, and limitations in the number of shares we receive under, or modification or cancellation of, our existing prepaid share repurchase arrangement could negatively affect our ability to offset dilution.

See also Note 8, “Capital Stock,” and Note 9, “Subsequent Event,” in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for information regarding our prepaid share repurchase arrangement and Roche’s proposal to acquire all outstanding shares of our stock not owned by Roche.

Related Party Transactions

We enter into transactions with related parties, Roche and Novartis. The accounting policies that we apply to our transactions with our related parties are consistent with those applied in transactions with independent third parties, and all related party agreements are negotiated on an arm’s-length basis.

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

Roche

We signed two product supply agreements with Roche in July 2006, each of which was amended in November 2007. The Umbrella Agreement supersedes our previous product supply agreements with Roche. The Short-Term Agreement supplements the terms of the Umbrella Agreement. Under the Short-Term Agreement, Roche has agreed to purchase specified amounts of Herceptin, Avastin, and Rituxan through 2008. Under the Umbrella Agreement, Roche has agreed to purchase specified amounts of Herceptin and Avastin through 2012, and on a perpetual basis, either party may order other collaboration products from the other party, including Herceptin and Avastin after 2012, pursuant to certain forecast terms. The Umbrella Agreement also provides that either party may terminate its obligation to purchase and/or supply Avastin and/or Herceptin with six years notice on or after December 31, 2007. To date, we have not received such notice of termination from Roche.

Under the July 1999 amended and restated licensing and marketing agreement and the July 1998 licensing and marketing agreement related to anti-HER2 antibodies (including Herceptin and pertuzumab), Roche has the right to opt in to development programs we undertake on our products at certain pre-defined stages of development. When Roche opts in to a program, we record the opt-in payments received from Roche as deferred revenue, which we recognize over the expected development periods or product life, as appropriate. As of June 30, 2008, the amounts in short-term and long-term deferred revenue related to opt-in payments received from Roche were $48 million and $193 million, respectively. For the second quarter and first six months of 2008, we recognized $13 million and $24 million, respectively, as contract revenue related to opt-in payments previously received from Roche. For the second quarter and first six months of 2007, we recognized $11 million and $23 million, respectively, as contract revenue related to opt-in payments previously received from Roche.

In February 2008, Roche acquired Ventana, and as a result of the acquisition, Ventana is considered a related party. We have engaged in transactions with Ventana prior to and since the acquisition, but these transactions have not been material to our results of operations.

In May 2008, Roche acquired Piramed, a privately held entity based in the United Kingdom, and as a result of the transaction, Piramed is considered a related party. We have a previously existing licensing agreement with Piramed related to a molecule in our development pipeline.

In June 2008, we entered into a licensing agreement with Roche under which we obtained rights to a preclinical small molecule drug development program. We recorded $35 million in R&D expense in the second quarter of 2008 related to this agreement. The future R&D costs incurred under the agreement and any profit and loss from global commercialization will be shared equally with Roche.

In July 2008, we signed an agreement with Chugai, a Japan-based entity and a member of Roche, under which we agreed to manufacture Actemra, a product of Chugai, at our Vacaville, California facility. After an initial term of five years, the agreement may be terminated subject to certain terms and conditions under the contract.

We currently have no commercialized products subject to profit sharing arrangements with Roche.

Under our existing arrangements with Roche, including our licensing and marketing agreement, we recognized the following amounts (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Product sales to Roche	$144	$253	$281	$516

Royalties earned from Roche	$391	$283	$762	$538

Contract revenue from Roche	$20	$30	$40	$60

Cost of sales on product sales to Roche	$89	$137	$152	$258

Research and development expenses incurred on joint development projects with Roche	$77	$70	$148	$128

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

We and Novartis are co-developing and co-promoting Xolair in the U.S. We record all sales, COS, and marketing and sales expenses in the U.S.; Novartis markets the product in and records all sales, COS, and marketing and sales expenses in Europe. We and Novartis share the resulting U.S. and European operating profits according to prescribed profit sharing percentages. Generally, we evaluate whether we are a net recipient or payor of funds on an annual basis in our cost and profit sharing arrangements. Net amounts received on an annual basis under such arrangements are classified as contract revenue, and net amounts paid on an annual basis are classified as profit sharing expense. With respect to the U.S. operating results, for the full year in 2007 we were a net payor to Novartis, and for the full year in 2008 we similarly anticipate being a net payor to Novartis. As a result, for the second quarters and first six months of 2008 and 2007, the portion of the U.S. operating results that we owed to Novartis was recorded as collaboration profit sharing expense. With respect to the European operating results, for the full year in 2007 we were a net payor to Novartis, and for the full year in 2008 we anticipate being a net recipient from Novartis. As a result, for the second quarter and first six months of 2008, the portion of the European operating results that Novartis owed us was recorded as contract revenue. For the same periods in 2007, however, our portion of the European operating results was recorded as collaboration profit sharing expense. Effective with our acquisition of Tanox on August 2, 2007, Novartis also makes: (1) additional profit sharing payments to us on U.S. sales of Xolair, which reduces our profit sharing expense; (2) royalty payments to us on sales of Xolair worldwide, which we record as royalty revenue; and (3) manufacturing service payments related to Xolair, which we record as contract revenue.

Under our existing arrangements with Novartis, we recognized the following amounts (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Product sales to Novartis	$2	$3	$5	$6

Royalties earned from Novartis	$60	$13	$112	$19

Contract revenue from Novartis	$15	$4	$26	$44

Cost of sales on product sales to Novartis	$1	$3	$4	$7

Research and development expenses incurred on joint development projects with Novartis	$12	$9	$20	$19

Collaboration profit sharing expense to Novartis	$48	$49	$89	$96

Contract revenue in the first six months of 2007 included a $30 million milestone payment from Novartis for European Union approval of Lucentis for the treatment of AMD.

Certain R&D expenses are partially reimbursable to us by Novartis. The amounts that Novartis owes us, net of amounts reimbursable to Novartis by us on those projects, are recorded as contract revenue. Conversely, R&D expenses may include the net settlement of amounts that we owe Novartis for R&D expenses that Novartis incurred on joint development projects, less amounts reimbursable to us by Novartis on those projects.

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

General Option Information

Summary of Option Activity
(Shares in millions)

		Options Outstanding
	Shares Available for Grant	Number of Shares	Weighted-Average Exercise Price
December 31, 2006	68.7	88.3	$54.43
Grants	(17.8)	17.8	79.40
Exercises	–	(10.4)	32.76
Cancellations	3.5	(3.5)	76.45
December 31, 2007	54.4	92.2	$60.94
Grants	(0.7)	0.7	72.86
Exercises	–	(4.6)	35.64
Cancellations	2.4	(2.4)	80.25
June 30, 2008 (Year to Date)	56.1	85.9	$61.84

In-the-Money and Out-of-the-Money Option Information
(Shares in millions)

	Exercisable		Unexercisable		Total
As of June 30, 2008	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price
In-the-Money	37	$36.41	2	$63.45	39	$37.96
Out-of-the-Money(1)	18	83.57	29	80.65	47	81.76
Total Options Outstanding	55		31		86
___________
(1)	Out-of-the-money options have an exercise price equal to or greater than the fair market value of Genentech Common Stock, which was $75.90 at the close of business on June 30, 2008.

Dilutive Effect of Options

Grants, net of cancellations, as a percentage of outstanding shares were (0.16)% for the first six months of 2008, 1.36% for the year ended December 31, 2007, and 1.43% for the year ended December 31, 2006.

Equity Compensation Plan Information

Our stockholders have approved all of our equity compensation plans under which options are outstanding.

******

This report contains forward-looking statements regarding our Horizon 2010 strategy of bringing new molecules into clinical development, bringing major new products or indications onto the market, becoming the number one U.S. oncology company in sales, and achieving certain financial growth measures; our internal stretch goal to add a total of 30 molecules into development; the availability, evaluation or presentation of data from clinical studies for Avastin and Rituxan; sales to collaborators; Herceptin pricing terms; foreign currency option contracts and forwards; auction rate securities; royalty revenues; contract revenues; profit sharing with Novartis; other income net; compensation charges associated with voluntary severance; capital expenditures; share repurchases; construction of manufacturing facilities; and payments to Lonza. These forward-looking statements involve risks and uncertainties, and the cautionary statements set forth below and those contained in “Risk Factors” in this Quarterly Report on Form 10-Q identify important factors that could cause actual results to differ materially from those predicted in any such forward-looking statements. Such factors include, but are not limited to, difficulty in enrolling patients in clinical trials; the need for additional data, data analysis or clinical studies; biologic license application (BLA) preparation and decision making; FDA actions or delays; failure to obtain or maintain FDA approval; difficulty in obtaining materials from suppliers; unexpected safety, efficacy or manufacturing issues for us or our contract/collaborator manufacturers; increased capital expenditures including greater than expected construction and validation costs; product withdrawals; competition; efficacy data concerning any of our products which shows or is perceived to show similar or improved treatment benefit at a lower dose or shorter duration of therapy; pricing decisions by us or our competitors; our ability to protect our proprietary rights; the outcome of, and expenses associated with, litigation or legal settlements; increased R&D, MG&A, stock-based compensation, environmental and other expenses, and increased COS; variations in collaborator sales and expenses; our indebtedness and ability to pay our indebtedness; actions by Roche that are adverse to our interests; the unsolicited proposal from Roche to acquire all outstanding shares of our stock not owned by Roche; decreases in third party reimbursement rates; the modification or cancellation of our prepaid share repurchase arrangement; and greater than expected income tax rate. We disclaim and do not undertake any obligation to update or revise any forward-looking statement in this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our market risks as of June 30, 2008 had not changed materially from those discussed in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2007, on file with the U.S. Securities and Exchange Commission.

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

See also Item 3, “Legal Proceedings,” in our Annual Report on Form 10-K for the year ended December 31, 2007 and Part II, Item 1 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.

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

•
Participation in a number of collaborative R&D arrangements. In many of these collaborations, our share of expenses recorded in our financial statements is subject to volatility based on our collaborators’ spending activities, as well as the mix and timing of activities between the parties.

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

Avastin: Avastin competes in metastatic colorectal cancer (CRC) with Erbitux® (Imclone/Bristol-Myers Squibb), which is an epidermal growth factor receptor (EGFR) inhibitor approved for the treatment of irinotecan refractory or intolerant metastatic CRC patients; and with Vectibix™ (Amgen), which is indicated for the treatment of patients with EGFR-expressing metastatic CRC who have disease progression on or following fluoropyrimidine–, oxaliplatin–, and irinotecan–containing regimens. Avastin could also face competition from Erbitux® in metastatic non-small cell lung cancer (NSCLC). At the American Society of Clinical Oncology (ASCO) annual meeting in 2008, ImClone Systems Incorporated and Bristol-Myers Squibb Company presented data from a Phase III study of Erbitux® in combination with vinorelbine plus cisplatin showing that this study met its primary endpoint of increasing overall survival compared with chemotherapy alone in patients with advanced NSCLC. Avastin could also face competition in NSCLC from the chemotherapy Alimta (Eli Lilly) which, in a Phase III trial in combination with cisplatin versus gemcitabine/cisplatin, demonstrated non-inferiority relative to overall survival. In addition, Avastin competes with Nexavar® (sorafenib, Bayer Corporation/Onyx Pharmaceuticals, Inc.), Sutent® (sunitinib malate, Pfizer, Inc.), and Torisel® (Wyeth) for the treatment of patients with advanced renal cell carcinoma (an unapproved use of Avastin).

Avastin could face competition from products in development that currently do not have regulatory approval. Sanofi-Aventis is developing a vascular endothelial growth factor (VEGF) inhibitor, VEGF-Trap, in multiple indications, including metastatic CRC and metastatic NSCLC. Avastin could also face competition from the VEGF receptor-2 inhibitor (IMC-1121b) under development by ImClone in several indications including breast cancer (BC). There are also ongoing head-to-head clinical trials comparing both Sutent® and AZD2171 (AstraZeneca) to Avastin. Likewise, Amgen is conducting head-to-head clinical trials comparing AMG 706 to Avastin in NSCLC and metastatic BC; Pfizer has initiated a head-to-head trial comparing Sutent® to Avastin in BC. Antisoma’s vascular disrupting agent, ASA404, has an ongoing Phase III trial in first-line NSCLC (ATTRACT-1), and Antisoma has announced plans to initiate a second-line NSCLC study (ATTRACT-2). Overall, there are more than 65 molecules in clinical development that target VEGF inhibition, and over 130 companies are developing molecules that, if successful in clinical trials, may compete with Avastin.

Rituxan: Rituxan’s current competitors in hematology-oncology include Bexxar® (GlaxoSmithKline [GSK]) and Zevalin® (Cell Therapeutics), both of which are radioimmunotherapies indicated for the treatment of patients with relapsed or refractory low-grade, follicular, or transformed B-cell non-Hodgkin’s lymphoma (NHL). Other potential competitors include Campath® (Bayer Corporation/Genzyme) in previously untreated and relapsed chronic lymphocytic leukemia (CLL) (an unapproved use of Rituxan); Velcade® (Millennium Pharmaceuticals, Inc.), which is indicated for multiple myeloma and more recently mantle cell lymphoma (both unapproved uses of Rituxan); Revlimid® (Celgene), which is indicated for multiple myeloma and myelodysplastic syndromes (both unapproved uses of Rituxan); and Treanda® (Cephalon), which was recently approved for the treatment of CLL (an unapproved use of Rituxan).

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

Rituxan may face future competition in both hematology-oncology and RA from HuMax-CD20® (ofatumumab), an anti-CD20 antibody being co-developed by Genmab and GSK. Genmab and GSK announced their plans to file for approval of HuMax-CD20® in 2008 for monotherapy use in refractory CLL and to complete a monotherapy trial for refractory indolent NHL. In addition, we are aware of other anti-CD20 molecules in development that, if successful in clinical trials, may compete with Rituxan. Rituxan could also face competition from Treanda® (Cephalon, Inc.), in NHL by the end of 2008 based on an FDA submission in December 2007 in refractory indolent NHL. Finally BioVaxID (Accentia Biopharmaceuticals) is currently in development and Accentia is planning to seek approval for it in indolent NHL.

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

Lucentis: We are aware that retinal specialists are currently using Avastin to treat the wet form of age-related macular degeneration (AMD), an unapproved use for Avastin, which results in significantly less revenue to us per treatment compared to Lucentis. As of January 1, 2008, we no longer directly supply Avastin to compounding pharmacies. We expect ocular use of Avastin to continue as physicians can purchase Avastin from authorized distributors and have it shipped to the destination of the physicians’ choice. Additionally, an independent head-to-head trial of Avastin and Lucentis in wet AMD is being partially funded by the National Eye Institute, which announced that enrollment had commenced in February 2008. Lucentis also competes with Macugen® (Pfizer/OSI Pharmaceuticals), and with Visudyne® (Novartis) alone, in combination with Lucentis, in combination with Avastin, or in combination with the off-label steroid triamcinolone in wet AMD. In addition, VEGF-Trap-Eye, a vascular endothelial growth factor blocker being developed by Bayer Corporation and Regeneron Pharmaceuticals, Inc., is in Phase III clinical trials for the treatment of wet AMD.

Xolair: Xolair faces competition from other asthma therapies, including inhaled corticosteroids, long-acting beta agonists, combination products such as fixed-dose inhaled corticosteroids/long-acting beta agonists and leukotriene inhibitors, as well as oral corticosteroids and immunotherapy.

Tarceva: Tarceva competes with the chemotherapy agents Taxotere® (Sanofi-Aventis) and Alimta® (Eli Lilly and Company), both of which are indicated for the treatment of relapsed NSCLC. Tarceva may face future competition in relapsed NSCLC from Zactima™ (AstraZeneca), Erbitux® (ImClone/Bristol-Myers Squibb), and from a potential re-filing of Iressa® (AstraZeneca) in the U.S. In first-line NSCLC (an unapproved use of Tarceva), positive results from pivotal studies have been announced for Alimta® (Eli Lilly) and Erbitux® (ImClone/Bristol-Myers Squibb). Alimta® received approval for this indication in the European Union. In front-line pancreatic cancer, Tarceva primarily competes with Gemzar® (Eli Lilly) monotherapy and Gemzar® in combination with other chemotherapeutic agents. Tarceva could face competition in the future from products in late-phase development, such as Axitinib (Pfizer), in the treatment of pancreatic cancer.

Nutropin: Nutropin faces competition in the growth hormone market from five (5) branded competitors:
•	Humatrope® (Lilly)
•	Genotropin® (Pfizer)
•	Norditropin® (Novo Nordisk)
•	Saizen® (Merck Serono)
•	Tev-Tropin® (Teva)
Nutropin also faces competition from one (1) follow-on biologic:
•	Omnitrope® (Sandoz)
Two (2) additional follow-on biologics have been approved and are pending launch:
•	Valtropin® (LG Life Sciences)
•	Accretropin® (Cangene)

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

Pulmozyme: Pulmozyme currently faces competition from the use of hypertonic saline, an inexpensive approach to clearing sputum from the lungs of cystic fibrosis patients. Approximately 25% of cystic fibrosis patients receive hypertonic saline, and it is estimated that in a small percentage of patients (less than 5%), this use will impact how a physician may prescribe or a patient may use Pulmozyme.

Raptiva: Raptiva competes with established therapies for moderate-to-severe psoriasis, including oral systemics such as methotrexate and cyclosporin as well as ultraviolet light therapies. In addition, Raptiva competes with biologic agents Amevive® (Astellas), Enbrel® (Amgen), and Remicade® (Centocor). Raptiva also competes with the biologic agent Humira® (Abbott), which was approved by the FDA for use in moderate-to-severe psoriasis on January 18, 2008, and was used off-label in psoriasis prior to FDA approval. Raptiva may face future competition from the biologic Ustekinumab/CNTO-1275 (Centocor), for which a filing was made with the FDA for approval in the treatment of psoriasis on December 4, 2007.

In addition to the commercial and late-stage development products listed above, numerous products are in earlier stages of development at other biotechnology and pharmaceutical companies that, if successful in clinical trials, may compete with our products.

Decreases in third-party reimbursement rates may affect our product sales, results of operations, and financial condition.

Sales of our products will depend significantly on the extent to which reimbursement for the cost of our products and related treatments will be available to physicians and patients from U.S. and international government health administration authorities, private health insurers, and other organizations. Third-party payers and government health administration authorities increasingly attempt to limit and/or regulate the reimbursement of medical products and services, including branded prescription drugs. Changes in government legislation or regulation, such as the Medicare Prescription Drug Improvement and Modernization Act of 2003, the Deficit Reduction Act of 2005, and the Medicare, Medicaid and SCHIP (State Children’s Health Insurance Program) Extension Act of 2007; changes in formulary or compendia listings; or changes in private third-party payers’ policies toward reimbursement for our products may reduce reimbursement of our products’ costs to physicians, pharmacies, and distributors. Decreases in third-party reimbursement for our products could reduce usage of the products, sales to collaborators, and royalties, and may have a material adverse effect on our product sales, results of operations, and financial condition. The pricing and reimbursement environment for our products may change in the future and become more challenging due to, among other reasons, new policies of the next presidential administration or new healthcare legislation passed by congress.

We may be unable to obtain or maintain regulatory approvals for our products.

We are subject to stringent regulations with respect to product safety and efficacy by various international, federal, state, and local authorities. Of particular significance are the FDA’s requirements covering R&D, testing, manufacturing, quality control, labeling, and promotion of drugs for human use. As a result of these requirements, the length of time, the level of expenditures, and the laboratory and clinical information required for approval of a BLA or NDA are substantial and can require a number of years. In addition, even if our products receive regulatory approval, they remain subject to ongoing FDA regulations, including, for example, obligations to conduct additional clinical trials or other testing, changes to the product label, new or revised regulatory requirements for manufacturing practices, written advisements to physicians, and/or a product recall or withdrawal.

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

•	Changes in FDA regulatory requirements or standards that require modifications to our manufacturing processes.

•	Action by the FDA or by us that results in the halting or slowdown of production of one or more of our products or products that we make for others.

•	A contract manufacturer going out of business or failing to produce product as contractually required.

•	Failure to maintain an adequate state of current GMP compliance.

•	Problems in integrating our new enterprise resource planning system, including the portions related to manufacturing and distribution.

In addition, there are inherent uncertainties associated with forecasting future demand or actual demand for our products or products that we produce for others, and as a consequence we may have inadequate capacity or inventory to meet actual demand. Alternatively, as a result of these inherent uncertainties, we may have excess capacity or inventory, which could lead to an idling of a portion of our manufacturing facilities during which time we would incur unabsorbed or idle plant charges, costs associated with the termination of existing contract manufacturing relationships, costs associated with a reduction in workforce, costs associated with unsalable inventory or other excess capacity charges, resulting in an increase in our cost of sales (COS).

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

The patent positions of pharmaceutical and biotechnology companies can be highly uncertain and involve complex legal and factual questions. Accordingly, we cannot predict with certainty the breadth of claims that will be allowed in companies’ patents. Patent disputes are frequent and may ultimately preclude the commercialization of products. We have in the past been, are currently, and may in the future be involved in material litigation and other legal proceedings related to our proprietary rights, such as the Cabilly patent litigation and re-examination (discussed in Note 5, “Contingencies,” in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q), and disputes in connection with licenses granted to or obtained from third parties. Such litigation and other legal proceedings are costly in their own right and could subject us to significant liabilities with third parties, including the payment of significant royalty expenses, the loss of significant royalty income, or other expenses or losses. Furthermore, an adverse decision or ruling could force us to either obtain third-party licenses at a material cost or cease using the technology or commercializing the product in dispute. An adverse decision or ruling with respect to one or more of our patents or other intellectual property rights could cause us to incur a material loss of sales and/or royalties and other revenue from licensing arrangements that we have with third parties, and could significantly interfere with our ability to negotiate future licensing arrangements.

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

Our activities related to the sale and marketing of our products are subject to regulation under the U.S. Federal Food, Drug, and Cosmetic Act and other federal statutes. Violations of these laws may be punishable by criminal and/or civil sanctions, including fines and civil monetary penalties, as well as the possibility of exclusion from federal healthcare programs (including Medicare and Medicaid). In 1999, we agreed to pay $50 million to settle a federal investigation related to our past clinical, sales, and marketing activities associated with human growth hormone. We are currently being investigated by the Department of Justice with respect to our promotional practices and may in the future be investigated for our promotional practices related to any of our products. If the government were to bring charges against us or if we were convicted of violating federal statutes, or if we were subject to third-party litigation related to the same promotional practices, there could be a material adverse effect on our business, including our financial condition and results of operations.

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

Potential distraction and uncertainty resulting from Roche’s recent unsolicited proposal and related matters may adversely affect our business.

On July 21, 2008, we announced that we received an unsolicited proposal from Roche to acquire all of the outstanding shares of Common Stock of the company not owned by Roche. A special committee of our Board of Directors, composed of the independent directors has been formed to review, evaluate, and, in the special committee’s discretion, negotiate and recommend or not recommend the proposal. The review and consideration of the Roche proposal and related matters requires the expenditure of significant time and resources by us and may be a significant distraction for our management and employees. The Roche proposal may create uncertainty for our management, employees, current and potential collaborators and other third parties. This uncertainty could adversely affect our ability to retain key employees and to hire new talent, cause collaborators to terminate, or not to renew or enter into, arrangements with us and negatively impact our business during the special committee review of the proposal or anytime thereafter. Additionally, we, members of our Board of Directors and Roche entities have been named in a number of purported stockholder class action complaints relating to the Roche proposal as more fully described in Note 5, “Contingencies,” in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q. These lawsuits or any future lawsuits may become burdensome and result in significant costs of defense, indemnification and liability. These consequences, alone or in combination, may harm our business and have a material adverse effect on our results of operations.

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

Under our July 1999 Affiliation Agreement with RHI (Affiliation Agreement), we have established a stock repurchase program designed to maintain RHI’s percentage ownership interest in our Common Stock based on an established Minimum Percentage. A request by RHI to increase RHI’s percentage ownership to the Minimum Percentage may adversely affect our cash position. Based on the trading price of our Common Stock and RHI’s approximate ownership percentage as of July 31, 2008, to raise RHI’S percentage ownership to the Minimum Percentage would require us to spend approximately $3 billion for share repurchases, in addition to $500 million we have already paid in connection with our May 2008 prepaid share repurchase arrangement. For more information on our stock repurchase program, see “Liquidity and Capital Resources—Cash Used in Financing Activities,” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part I, Item 2 of this Quarterly Report on Form 10-Q and Note 8, “Capital Stock,” in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q. For information on the Minimum Percentage, see Note 6, “Relationship with Roche Holdings, Inc. and Related Party Transactions,” in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

RHI’s ownership percentage is diluted by the exercise of stock options to purchase shares of our Common Stock by our employees and the purchase of shares of our Common Stock through our employee stock purchase plan. See Note 2, “Employee Stock-Based Compensation,” in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for information regarding employee stock plans. In order to maintain RHI’s Minimum Percentage, we repurchase shares of our Common Stock under the stock repurchase program. In the first quarter of 2008, we received approximately four million shares under a $300 million prepaid share repurchase arrangement that we entered into and funded in 2007. In the second quarter of 2008, we entered into another prepaid share repurchase arrangement with an investment bank pursuant to which we delivered $500 million to the investment bank. Under this arrangement, the investment bank is obligated to deliver to us, by September 30, 2008, not fewer than five million shares of our Common Stock based on a pre-determined formula, subject to a possible reduction in the number of shares received, an extension of the date on which shares are to be delivered, or other modifications or cancellation of the plan in certain circumstances. As of June 30, 2008, there were 37 million in-the-money exercisable options. While the U.S. dollar amounts associated with future stock repurchase programs cannot currently be determined, future stock repurchases could have a material adverse effect on our liquidity, credit rating, and ability to access additional capital in the financial markets.

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

As of June 30, 2008, RHI owned 587,189,380 shares of our Common Stock, or 55.9% of our outstanding shares. All of our shares owned by RHI are eligible for sale in the public market subject to compliance with the applicable securities laws. We have agreed that, upon RHI’s request, we will file one or more registration statements under the Securities Act of 1933 in order to permit RHI to offer and sell shares of our Common Stock. Sales of a substantial number of shares of our Common Stock by RHI in the public market could adversely affect the market price of our Common Stock.

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

•
New negative safety or efficacy data from clinical studies conducted either in the U.S. or internationally by any party could cause the sales of our products to decrease or a product to be recalled or withdrawn.

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

•
The failure or refusal of a licensee to pay royalties or to make other contractual payments, the termination of a contract under which we receive royalties or other revenue, or changes to the terms of such a contract.

•	The expiration or invalidation of our patents or licensed intellectual property. See “Protecting our proprietary rights is difficult and costly.”

•	Variations in Roche’s or other licensees’ sales of our products due to competition, manufacturing difficulties, licensees’ internal forecasts, or other factors that affect the sales of products.

•
Variations in the recognition of royalty revenue based on our estimates of our licensees’ sales, which is difficult to forecast because of the number of products involved, the availability of licensee sales data, potential contractual and intellectual property disputes, and the volatility of foreign exchange rates.

•	Fluctuations in foreign currency exchange rates and the effect of any hedging contracts that we have entered into under our hedging policy.

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

We may be unable to attract and retain skilled personnel and maintain key relationships.

The success of our business depends, in large part, on our continued ability to (1) attract and retain highly qualified management, scientific, manufacturing, and sales and marketing personnel, (2) successfully integrate new employees into our corporate culture, and (3) develop and maintain important relationships with leading research and medical institutions and key distributors. Competition for these types of personnel and relationships is intense. We cannot be sure that we will be able to attract or retain skilled personnel or maintain key relationships, or that the costs of retaining such personnel or maintaining such relationships will not materially increase.

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

•
Changes in foreign currency exchange rates, the effect of any hedging contracts that we have entered into under our policy and the effects that they may have on our royalty revenue, contract revenue, R&D expenses and foreign-currency-denominated investments.

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

Portions of our information technology infrastructure may experience interruptions, delays, or cessations of service, or produce errors. As part of our enterprise resource planning efforts, we have implemented new information systems, but we may not be successful in integrating the new systems into our operations. Any disruptions that may occur as a result of the implementation of new systems, or any future systems, could adversely affect our ability to report in an accurate and timely manner the results of our consolidated operations, financial position, and cash flows. Disruptions to these systems also could adversely affect our ability to fulfill orders and interrupt other operational processes. Delayed sales, lower margins, or lost customers resulting from these disruptions could adversely affect our financial results.

Our stock price, like that of many biotechnology companies, is volatile.

The market prices for securities of biotechnology companies in general have been highly volatile and may continue to be highly volatile in the future. In addition, the market price of our Common Stock has been and may continue to be volatile. Among other factors, the following may have a significant effect on the market price of our Common Stock:

•
On July 21, 2008 the announcement of the unsolicited proposal by Roche to acquire all of the outstanding shares of our stock not owned by Roche preceded a substantial increase in the closing price of our stock. Future developments related to the Roche proposal may result in further volatility in the price of our stock.

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

As of June 30, 2008, we had approximately $2.0 billion of long-term debt and $600 million of commercial paper notes payable. Our ability to make payments on or to refinance our indebtedness, and to fund planned capital expenditures and R&D, as well as stock repurchases and expansion efforts, will depend on our ability to generate cash in the future. This ability, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory, and other factors that are and will remain beyond our control. Additionally, our indebtedness may increase our vulnerability to general adverse economic and industry conditions, and require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, which would reduce the availability of our cash flow to fund working capital, capital expenditures, R&D, expansion efforts, and other general corporate purposes; and limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Under a stock repurchase program approved by our Board of Directors in December 2003 and most recently extended in April 2008, we are authorized to repurchase up to 150 million shares of our Common Stock for an aggregate amount of up to $10.0 billion through June 30, 2009. In this program, as in previous stock repurchase programs, purchases may be made in the open market or in privately negotiated transactions from time to time at management’s discretion. We also may engage in transactions in other Genentech securities in conjunction with the repurchase program, including certain derivative securities. As of June 30, 2008, we had not engaged in any such transactions. We use the repurchased stock to offset dilution caused by the issuance of shares in connection with our employee stock purchase plan. Although there are currently no specific plans for the shares that may be purchased under the program, our goals for the program are (1) to address provisions of our Affiliation Agreement with RHI related to maintaining RHI’s minimum ownership percentage, (2) to make prudent investments of our cash resources, and (3) to allow for an effective mechanism to provide stock for our employee stock purchase plan. See Note 6, “Relationship with Roche Holdings, Inc. and Related Party Transactions,” in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information on RHI’s minimum ownership percentage.

We enter into Rule 10b5-1 trading plans to repurchase shares in the open market during those periods when trading in our stock is restricted under our insider trading policy.

Our shares repurchased for the second quarter of 2008 were as follows (shares in millions):

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2)
April 1–30, 2008	0.9	$74.76
May 1–31, 2008(1)	1.5	68.77
June 1–30, 2008	1.2	73.68
Total	3.6	$71.91	83	67
___________
(1)
In May 2008, we entered into a prepaid share repurchase arrangement with an investment bank pursuant to which we delivered $500 million to the investment bank. Under this arrangement, the investment bank is obligated to deliver to us, by September 30, 2008, not fewer than five million shares of our Common Stock based on a pre-determined formula, subject to a possible reduction in the number of shares received, an extension of the date on which shares are to be delivered, or other modifications or cancellation of the plan in certain circumstances. The prepaid amount has been reflected as a reduction of our stockholders’ equity as of June 30, 2008. There was no effect on EPS for the three or six months ended June 30, 2008.

(2)
As of June 30, 2008, 83 million cumulative shares have been purchased under our stock repurchase program for $6.0 billion, and a maximum of 67 million additional shares for amounts totaling up to $4.0 billion may be purchased under the program through June 30, 2009.

The par value method of accounting is used for common stock repurchases. The excess of the cost of shares acquired over the par value is allocated to additional paid-in capital with the amounts in excess of the estimated original sales price charged to retained earnings.

Item 4. Submission of Matters to a Vote of Security Holders

At our Annual Meeting of Stockholders held on April 15, 2008, three matters were voted upon. A description of each matter, and a tabulation of the votes for each matter, follows:

1.	To elect seven director nominees to hold office until the 2009 Annual Meeting of Stockholders, or until their successors are duly elected and qualified:

	Votes
Nominee	For	Withheld
Herbert W. Boyer, Ph.D.	900,580,722	101,943,391
William M. Burns	866,809,800	135,714,313
Erich Hunziker, Ph.D.	875,795,801	126,728,312
Jonathan K. C. Knowles, Ph.D.	866,935,277	135,588,836
Arthur D. Levinson, Ph.D.	903,609,002	98,915,111
Debra L. Reed	974,146,725	28,377,388
Charles A. Sanders, M.D.	974,209,367	28,314,746

2.	To approve an amendment of our 1991 Employee Stock Plan to authorize the sale of an additional 10,000,000 shares.

Votes
For	Against	Abstain	Non Voters
945,324,346	1,844,074	310,675	55,045,018

3.	To ratify Ernst & Young LLP as our independent registered public accounting firm for 2008.

Votes
For	Against	Abstain
996,550,783	5,673,634	299,696

Item 6. Exhibits

Exhibit No.	Description	Location
3.1	Amended and Restated Certificate of Incorporation	Filed as an exhibit to our Current Report on Form 8-K filed with the U. S. Securities and Exchange Commission (Commission) on July 28, 1999 and incorporated herein by reference.
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2000 filed with the Commission and incorporated herein by reference.
3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 filed with the Commission and incorporated herein by reference.
3.4	Certificate of Third Amendment of Amended and Restated Certificate of Incorporation	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 filed with the Commission and incorporated herein by reference.
3.5	Bylaws	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Commission and incorporated herein by reference.
4.1	Form of Common Stock Certificate	Filed as an exhibit to Amendment No. 3 to our Registration Statement (No. 333-80601) on Form S-3 filed with the Commission on July 16, 1999 and incorporated herein by reference.
4.2	Indenture, dated as of July 18, 2005, between the Company and Bank of New York, as trustee	Filed on a Current Report on Form 8-K with the Commission on July 19, 2005 and incorporated herein by reference.
4.3	Officers’ Certificate of Genentech, Inc. dated July 18, 2005, including forms of the Company’s 4.40% Senior Notes due 2010, 4.75 Senior Notes due 2015 and 5.25% Senior Notes due 2035	Filed on a Current Report on Form 8-K with the Commission on July 19, 2005 and incorporated herein by reference.
4.4	Form of 4.40% Senior Note due 2010	Filed on a Current Report on Form 8-K with the Commission on July 19, 2005 and incorporated herein by reference.
4.5	Form of 4.75% Senior Note due 2015	Filed on a Current Report on Form 8-K with the Commission on July 19, 2005 and incorporated herein by reference.
4.6	Form of 5.25% Senior Note due 2035	Filed on a Current Report on Form 8-K with the Commission on July 19, 2005 and incorporated herein by reference.
4.7	Registration Rights Agreement, dated as of July 18, 2005, among Genentech, Inc. and Citigroup Global Markets, Inc. and Goldman, Sachs & Co. as representatives of the initial purchasers	Filed on a Current Report on Form 8-K with the Commission on July 19, 2005 and incorporated herein by reference.
10.1	Genentech, Inc. 1991 Employee Stock Plan, as amended	Filed herewith
10.2	Second Amendment to Master Lease Agreement between Genentech and HCP SSF, LLC (formerly Slough SSF, LLC) dated April 8, 2008	Filed herewith
15.1	Letter regarding Unaudited Interim Financial Information	Filed herewith
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended	Filed herewith
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENENTECH, INC.
Date:	August 5, 2008	/s/ARTHUR D. LEVINSON
Arthur D. Levinson, Ph.D. Chairman and Chief Executive Officer

Date:	August 5, 2008	/s/DAVID A. EBERSMAN
David A. Ebersman Executive Vice President and Chief Financial Officer

Date:	August 5, 2008	/s/ROBERT E. ANDREATTA
Robert E. Andreatta Controller and Chief Accounting Officer